Form 10-K405
period 1996-04-30
SYNTHETIC BLOOD INTERNATIONAL INC
filed 1996-08-02
CIK 34956

                                    FORM 10K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C., 20549

                                    FORM 10K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended April 30, 1996

                           Commission File No. 2-31909

                       SYNTHETIC BLOOD INTERNATIONAL, INC.

New Jersey                                                            22-3067701
(State of Incorporation)                              (IRS Employer I.D. Number)

        402 West Broadway Street, Suite 400, San Diego, California,92101
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number and area code: (619) 595-4829

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               (1) YES (X)  NO ( )

                               (2) YES (X)  NO ( )

          Indicate by check mark if disclosure of delinquent filings pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be continued, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         YES  (X)    NO  ( )

      The aggregate market value of the shares held by non-affiliates of the registrant (assuming officers, directors and 10% shareholders are affiliates) was approximately $ 7,369,840 based on the closing bid price of the Registrants Common Stock on April 29, 1996 of $0.34 per share.

                                     PART 1

Item 1 - BUSINESS

                  Synthetic Blood International, Inc. ("SBI" or the "Company") is a development-stage company which is developing OXYCYTE(TM), a proprietary synthetic blood emulsion and FLUOROVENT(TM), a neat liquid for assisting oxygen exchange in damaged or diseased lungs for human and non-human applications based upon perfluorocarbon ("PFC") technology. In addition the Company has developed an Implantable continuous reading glucose biosensor from a patent licensed from Children's Hospital of Cincinnati, invented by Dr. Leland C. Clark, Jr. The Company is now in the Preclinical stage and is completing independent animal testing necessary for the preparation of applications with the United States Food and Drug Administration ("FDA") for approval to market these products. After the submission to the FDA, the Company's products will require extensive clinical testing before FDA approval may be granted. No assurance may be given that FDA approval will be granted.

                  SBI's scientific team is led by Dr. Leland C. Clark, Jr. who is a pioneer and leader with a world-wide reputation in the development of PFC-based synthetic blood. Dr. Clark invented the first heart-lung machine which successfully provided oxygen to the blood stream of, or perfused, a human being. The treatment of this patient showed the feasibility of using an artificial heart and lung to sustain life. Dr. Clark also invented the Clark Electrode, which is utilized worldwide to measure oxygen in the blood and for many other commercial oxygen measuring needs in industry. Dr. Clark has also experimented with fluorocarbon liquid breathing which was the catalyst for the development of fluorocarbon based synthetic blood substitutes.

                  The Company began conducting business in its current form in September 1990, shortly thereafter changed its name to Synthetic Blood International, Inc., and revised its business purpose to developing a line of red blood cell substitutes. During this period part of the current management team began as officers and directors.

MARKET

                  According to independent industry sources which the Company believes are reliable, the total future market potential for synthetic blood worldwide is estimated to be $4-$5 billion. The United States market is estimated by the Company to account for up to 35% of this total. The Company believes the growth potential for the synthetic blood market is substantial, although there can be no assurance as to when, if ever, any applications for such blood substitutes will be approved by the FDA and introduced into the market, and if so, whether any particular market size will be achieved.

                  If appropriate regulatory approvals are obtained, several major applications for synthetic blood are generally envisioned and are being developed by many companies. The sole existing application for synthetic blood approved by the FDA for commercial use is balloon angioplasty, for which Fluosol-DA (20%), a PFC-based blood substitute, has already received limited FDA approval. Industry sources indicate that the largest number of recipients of synthetic blood would be patients involved in various surgeries, and would represent approximately 54% of the total demand. Other major applications for synthetic blood are for procedures related to thrombolytics (anti-blood clotting), cancer, traumas, sickle cell anemia and organ transplantation. Each application would require a particular type of PFC emulsion as treatment, as the properties of PFCs can vary significantly, depending on their molecular weight, boiling point and physical structure. Although one perfluorocarbon could eventually be used in all applications, the Company believes it may be advantageous to have emulsions of different perfluorocarbons available.

                  Approximately 600,000 adult inpatients receive treatment with a mechanical respirator annually in the U.S. This together with 80,000 neonates born each year with severe respiratory disorders suggests a potential market for FLUOROVENT(TM) in the range of $500 million for hospital inpatients alone.

                  The Company believes the potential market for an Implantable self-fueling glucose sensor was significantly increased by the announcement at the June 1993 annual meeting of the American Diabetes Association that, "Complications of the disease (diabetes) could be prevented or delayed...when diabetics closely monitored their blood sugar levels with a special meter throughout the day and injected themselves with insulin four to seven times daily to keep their blood sugar at near-normal level". The total potential market is now estimated to exceed $1 billion annually.

                  Most diabetics do not mind injecting insulin when needed but to finger stick themselves many times throughout the day and night to determine, if or how much insulin is needed, becomes a very difficult regimen to continue day after day. Of the 14 million diabetics nationwide, tens of thousands experience complications that include vision and nerve loss, or kidney failure and researchers have said that most may lengthen their lives and lessen symptoms while at the same time reducing the nation's health care costs.

TECHNOLOGY

                  PFCs consist principally of carbon and fluorine atoms. Fluorine is, under normal conditions, a gas, obtainable from the widely available mineral fluorite (calcium fluoride). The PFCs are chemically inert, causing no chemical reactions when in contact with other substances, are biologically inert and have no effect on healthy organ function when given in clinical doses.

                  Earlier studies had shown that oxygen and carbon dioxide, gases which are essential to mammal breathing, are highly soluble in certain fluorocarbon liquids. This fact suggested that such liquids could support respiration in mammals. Beginning in 1965, Dr. Clark demonstrated in a series of laboratory tests that mice could survive, and breathe, while they were immersed in a PFC liquid. Dr. Clark's experiments also indicated that PFCs could perform the same basic functions as red blood cells, i.e., as life-supporting, intravascular oxygen and carbon dioxide transport agents. In fact, the Company believes PFCs can exceed the performance of red blood cells in certain functions.

                  Since the mid 1960's, one aspect of research and development efforts has been to determine which PFCs are safest for intravascular use in humans. In this regard, the molecular weight and structure of PFCs, which affect the rate at which they are expelled from the body, have been of key importance.

                  PFCs leave the body by evaporation, mainly through the lungs. Depending on the molecular structure and boiling point of a given PFC, the process of evaporation can be as short as a few days, or as long as 100 years. This process determines the length of time that the PFCs stay in certain organs of the body such as the spleen and liver (referred to as "dwell time"). Generally, the heavier the PFC molecule (i.e., the more carbon and fluorine atoms it contains), the longer the dwell time.

                  Certain PFC molecular structures are known by the Company to cause undesirable side effects in laboratory test animals, which are believed to be related to how quickly PFCs leave the body. Some types of PFCs with a very short body dwell time, when administered intravascularly, have been shown to cause an enlargement of the lungs in laboratory test animals. Other types of PFCs, with very long dwell times, have been found to not cause any significant side effects. Based on the Company's review of FDA approval procedures for PFCs, the Company has concluded that the FDA apparently considers PFCs with very long body dwell time as generally unacceptable. A therapeutic agent such as PFCs may be perceived as better when it is eliminated quickly from the body after performing its intended function.

POTENTIAL APPLICATIONS FOR THE COMPANY'S PRODUCTS UNDER DEVELOPMENT

                  Several major applications are currently under review by the Company for its PFC-based synthetic blood products under development. The most important initial applications are in cardiac catheterization and other surgical procedures. Such applications include the uses such as for percutaneous transluminal coronary angioplasty with a balloon-tipped catheter, treatment of myocardial infarction (heart attack) and cardioplegia for open heart surgery. Other potential applications are as a cancer diagnostic and adjunct therapeutic. Additional possible applications exist for procedures related to thrombolytics (anti-blood clotting), traumas, sickle cell anemia and organ transplantation.

                  The products under development could be used to enhance radiation treatment and chemotherapy. Because malignant tumors or cancers contain less oxygen than normal tissue and the Company's products carry more oxygen than red cells, the use of PFCs could result in a much higher presence of oxygen at the tumor site. Consequently lower effective doses of chemotherapeutics or radiation may be used in the treatment of certain cancers in conjunction with the Company's products under development.

                  The Company's products are expected to carry as much oxygen as red blood cells but because they carry oxygen at high oxygen tensions they can exchange a greater amount of oxygen. Unlike hemoglobin and human blood, PFCs do not require blood-typing or cross matching and they do not transmit disease. During cardioplegia (surgical arrest of the heart for open heart surgery), studies have been performed using PFCs in place of whole blood or the plasma expanders such as saline or dextran, which demonstrated that the oxygen transport characteristics were superior to those of the expanders. PFCs can also be used to prime the heart-lung machines, eliminating the reliance on scarce and potentially dangerous human blood.

MARKETING

                  The Company intends to search for strategic partners in Europe, the Far East or elsewhere for the purposes of completing development of its products, manufacturing, testing and marketing its products under development for distribution in these areas. To date no agreements have been completed although a number of negotiations are in progress. There can be no assurance that any such agreement will be consummated.

                  The Company plans on initially contracting for the manufacturing of its products in the United States for the purpose of supplying sufficient quantity for the proposed clinical testing. The Company then has the option to license out on a royalty basis all or part of its manufacturing and distribution or establish an organization for the distribution and sale of its products in North and South America. These sales are anticipated to be made either through a sales force selling to drug or medical distribution systems or direct sales to end users such as hospitals and other institutions by future company sales force.

                  The marketing of the biosensor devices if FDA approval is achieved will probably be by manufacturing and distribution via licensing agreements with companies presently involved with distributing products in the diabetic field. Several of such companies have been contacted and are at present reviewing the patents and discussing the technology with our Company.

COMPETITION

                  Synthetic blood research to date has been focused virtually exclusively on red cell substitutes. PFC-based hemoglobin substitute, bovine hemoglobin, modified human hemoglobin and recombinant (genetically engineered) human hemoglobin are the four main categories of red cell substitutes currently being pursued.

                  PFCs are based on elements and minerals which occur naturally and are in abundant supply. PFCs must be emulsified with a surfactant and mixed with "salt" water, before it can be administered intravenously.

                  Bovine hemoglobin is derived from cows' blood. It is not compatible with human blood and, therefore, requires substantial processing in order to become usable. Various proteins present in bovine blood must be eliminated lest they cause an immune response in humans.

                  Modified human hemoglobin is based on reconstituted, old or otherwise discarded human blood. Although it is derived from human blood, modified human hemoglobin can only be used after it has undergone substantial processing.

                  Recombinant human hemoglobin has been produced in yeast and in swine. Current efforts are underway to engineer genes which will allow sufficient quantities of oxygen to be released for the oxygenation of tissues. Organ toxicity remains a problem to be solved.

                  One other company is involved with the development of a PFC based liquid ventilation method utilizing a mechanical ventilator to move the PFC in and out of the lung. It is currently in Phase I/II Clinical testing.

                  There are a number of companies and researchers attempting to develop an Implantable glucose sensor or other approaches which include the use of infrared light rays, drawing glucose through the skin surface and other non-invasive mechanical devices. None of these methods have been successful in spite of the renewed emphasis on the development of such a sensor. There are over 125 public and closely held companies involved worldwide in the development of synthetic blood and related products.

MANUFACTURING AND SOURCES OF SUPPLY

                  PFCs, traditionally manufactured as lubricants for military and industrial use, are available from a large number of sources. However, the degree of purity ultimately required by the FDA for the use of PFCs for medical purposes could limit the sources for raw materials. Surfactants are also generally available, although quality varies between different manufacturers. Certain types of egg yolk phospholipids are superior to others. Saline or Ringer's solution is available from multiple sources and is relatively standard in quality.

PATENTS AND PROPRIETARY RIGHTS

                  OXYCYTE(TM) is based on the molecular structure of certain PFCs, that provides equal or greater oxygen carrying capacity, greater ability to be stored at room temperature, greater dwell-time in the blood stream but less dwell time in the liver and spleen, and fewer side-effects than many of the synthetic blood products of its competitors. The following patents have been licensed by the Company from Children's Hospital Medical Center in Cincinnati, Ohio.

                  Patent No.'s 4,401,122: 4,458,686; and 5,030,333 with
accompanying foreign patents all relate to Cutaneous Methods and Polargraphic Methods for Measuring Body Substances. The inventor is Leland C. Clark, Jr.

                  Patent No.'s 4,680,268 and 4,721,677 with accompanying foreign patents are for the Implantable Gas-Containing Biosensor. The inventor is Leland
C. Clark, Jr., and they are licensed from Children's Hospital Medical Center, Cincinnati and are dated 1987, 1988 respectively.

                  Patent application No. 08-242-310, filed May 13, 1994 is for "A Method of Assisting Normal Breathing in a Mammal Having a Lung Disorder". It utilizes one of the PFCs being developed for a synthetic blood emulsion for therapeutic treatment of certain lung disorders.

                   A Continuation-in-Part was filed May 12, 1995 for additional uses and claims to this patent application. Additional patent applications are in the process of being prepared by the Company for additional medical applications using PFC compounds.

                  A patent application on the design and composition of the electrode membrane used to insure the proper mix of oxygen and glucose in the implantable biosensor is currently being drafted for submission to the patent office.

                  Pursuant to Dr. Clark's Employment Agreement, all of his intellectual property not already assigned to third parties were assigned to the Company.

                  The Company has discontinued all research on perfluorocarbons containing a bromine atom. While their use for diagnostic imaging would be effective, the environmental impact of the free bromine ion as a result of exhaling the PFC into the atmosphere would be detrimental.

GOVERNMENT REGULATION

                  All of the Company's proposed products will require governmental approval before production and marketing can commence. The regulatory approval process is administered by the FDA in the United States, and by similar agencies in foreign countries. FDA review of new drugs, devices or biologicals is an uncertain, costly and lengthy process. Various state, federal and foreign statutes also govern or influence the manufacturing, safety, labelling, storage, record keeping and marketing of such products. Ongoing compliance with these requirements can require the expenditure of substantial resources.

                  At the present time, the Company intends to file a "Request for Jurisdiction" with the FDA for its OXYCYTE(TM) artificial blood product and FLUOROVENT(TM) for its liquid ventilation product. The FDA's response to these requests will likely determine whether a subsequent filing by the Company for that product will be classified as a drug, device or biological. The Implantable glucose sensor will be filed as a device and many of its parts are off-the-shelf material already approved for human implantation by the FDA. The FDA has different procedures for drugs, devices and biologicals.

                  Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of marketing of the product in such countries. The requirement governing the conduct of clinical trials and product approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country has its own procedures and requirements.

EMPLOYEES

                  On April 30, 1996, the Company employed 10 individuals, two of whom were executive and scientific personnel with Ph.D's, three are executives, five are technicians. None of its employees are currently represented by a union or any other form of collective bargaining unit.

ITEM 2 - PROPERTIES

                  The Company owns no real property and currently leases on a month to month basis its administrative offices at 402 West Broadway Street, Suite 400, San Diego, California 92101. The Company rents laboratory and office space at the Charles F. Kettering Research Laboratories, Antioch University in Yellow Springs, Ohio. These facilities originally were provided to Dr. Clark for his teaching services and partly paid by the National Institutes of Health research grant. The Company has since negotiated a one year lease with options to renew annually on the premises and expanded its laboratory, general and administrative space. The current monthly rent is $5,588 per month.

ITEM 3 - LEGAL PROCEEDINGS

                  A legal action against Wright State University and its officers and directors to protect the privacy of research records held by them under the Federal Animal Protection Act was settled satisfactorily in June 1996. In addition, to the best of the registrant's knowledge, no additional proceedings are presently pending or contemplated.

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

                  The Board of Directors approved on April 18, 1996 an Amendment to the Certificate of Incorporation to eliminate the preemptive rights of stockholders to purchase additional shares of the Company. This Amendment was submitted to the shareholders for a written ballot. On May 23, 1996 it was approved by an affirmative vote of 21,602,910 to 65,930 voting against and 7,900 abstaining. The affirmative vote was 73.9% of the votes cast. This vote was requested to bring the Articles of Incorporation in conformity to the actual historical practice of the Company which is not authorizing preemptive rights.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED

         STOCKHOLDER MATTERS

                  On February 26, 1993 the Common Stock of the Company began limited public trading in the over-the-counter market with prices quoted in the "Pink Sheets" published by the National Quotation Bureau under the symbol SYBD. On March 15, 1993 the Common Stock of the Company began limited public trading on the OTC Electronic Bulletin Board. From 1973 to February 26, 1993 Management believes there was no public trading market for any of the registrant's securities. This past year the bid and ask prices as determined by Company records were as follows:

                              1996               1995
                              ----               ----
         Quarter           Low     High      Low       High
         -------           ---    -----      ---       ----
           1st          $  1/4    $ 3/4    $ 7/16    $ 1 1/8
           2nd            7/16        1       3/8       1.00
           3rd            1/16      7/8      3/16        7/8
           4th            1/16      1/2       1/4        5/8

                  As of April 30, 1996 the approximate number of holders of the Common Stock of the Company was 900. To the best knowledge of management, the Company has never paid dividends since the date of its incorporation. The Company does not expect to declare or pay dividend in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

                             April 30,           April 30,           April 30,           April 30,          April 30,
                               1992                1993                1994                1995               1996
                           -------------------------------------------------------------------------------------------
Revenue                    $        158        $        811        $        698        $     35,181       $      5,916
                           ------------        ------------        ------------        ------------       ------------


Total Expenses             $    162,757        $    720,437        $    874,997        $  1,917,004       $  2,352,143
                           ------------        ------------        ------------        ------------       ------------


Net Loss from
 Operations                $   (162,599)       $   (719,626)       $   (874,299)      $  (1,881,823)     $  (2,346,227)
                           -------------------------------------------------------------------------------------------
Net Loss per
 share based on

 Weighted Shares             17,598,830          17,990,650          21,857,475          26,333,838         28,894,248
 outstanding               $       0.01        $       0.04        $       0.04        $       0.07       $       0.08

Total Assets               $    511,828        $    386,368        $  3,075,689        $  1,179,085       $    393,939

Total Liabilities          $    570,050        $    261,866        $    490,299        $    117,907       $    974,969

Total Long Term Debt                  0                   0                   0        $     32,736       $     16,573


ITEM 7 - MANAGEMENTS DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

                  The Company is a development-stage company which is developing products in the medical field and therefore has no revenue from operations.

                  For the fiscal year ended April 30, 1996, other income decreased to $5,916 from $35,181 for the fiscal year ended April 30, 1995 due to a reduction of funds available for investment.

                  The General and Administrative expenses increased 40% from $1,017,415 for the fiscal year ended April 30, 1995 to $1,422,809 during the fiscal year ended April 30, 1996. This increase was due primarily to $380,000 charged to general and administrative expense from the issuance of stock below the then current market price.

                  The Research and Development expenses increased 4% from $896,534 for the fiscal year ended April 30, 1995 to $924,093 for the fiscal year ended April 30, 1996. This small increase was due to the purchasing of a larger volume of raw materials for additional testing.

                  The interest expense for the fiscal year ended April 30, 1995 was $3,055 compared to $5,241 for the fiscal year ended April 30, 1996 primarily due to the financing of insurance premiums.

FISCAL 1995 COMPARED TO FISCAL 1994

                  For the fiscal year ended April 30 , 1995, other income increased to $35,181 from $698 in the fiscal year ended April 30, 1994. This increase was due solely to interest earned on substantially more funds available during fiscal 1995.

                  The General and Administrative expenses increased 64% from $573,928 for the fiscal year ended April 30, 1994 to $1,017,415 during the fiscal year ended April 30, 1995. This increase was due primarily to increased administrative staff to support the research and development activities and the moving of the day to day administrative activities to Yellow Springs, Ohio, and the expensing of capitalized costs in which the period of recoverability was no longer determinable.

                  The Research and Development expenses increased from $288,843 for the fiscal year ended April 30, 1994 to $896,534 during the fiscal year ended April 30, 1995. This increase is due to increased technical and product development staff and to a larger volume of raw materials needed for the preclinical testing of both the perfluorocarbon compound emulsions and the equipment and supplies needed to construct the implantable glucose sensors to animal testing.

                  The interest expense for the fiscal year ended April 30, 1995 was $3,055 compared to the fiscal year ended April 30, 1994 of $12,226. This decrease was due to the conversion of certain Convertible Debentures to Common Stock and less interest expenses on the current year's borrowing.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company has financed its operations since September 1990, when current management became involved, through the issuance of debt and equity securities and loans from stockholders. For the fiscal year ended April 30, 1996 the Company had $106,124 in total current assets and a working capital deficit of $868,845 compared to $857,919 in total current assets and a working capital surplus of $740,012 during the fiscal year ended April 30, 1995. The Company raised approximately $292,750 from the sale of Common Stock and the exercise of warrants during fiscal year ended April 30, 1996.

                  The Company is in the pre-clinical trial stage in the development of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market its products. This additional development and testing will require significant additional financing. Although over half of the total current liabilities are owed to the officers and directors for loans, expenses paid and salaries owed, additional funds are needed immediately to continue to operate as a going concern. Funding in the form of bridge loans and future options are currently being negotiated. There can be no assurance these proposed funding arrangements will be successful, or that if they are not the Company will be able to secure additional capital.

                  As a result of the Company's accumulated losses from operations, its accumulated deficit, and its necessity to obtain additional financing to fund operations until the necessary regulatory approvals are obtained, if ever, its continuation as a going concern is dependent on its ability to obtain additional financing as may be required. These factors, among others, raise doubts about the Company's ability to continue as a going concern.

                  The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company's financial statements as of April 30, 1996.

                  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Stands No. 123, Accounting for Stock-Based Compensation, which requires adoption of the disclosure provisions for fiscal years beginning after December 15, 1995 and adoptions of the recognition and measurement provisions for non-employee transactions no later than December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

FORWARD LOOKING STATEMENTS

                  Certain statements in this annual report include forward looking statements which involve risks and uncertainties. Potential risks and uncertainties include, but are not limited to the company's ability to obtain financing and FDA approval to market their products.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The financial statements and supplementary data as required by this item are set forth in a separate section of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                  None.

ITEM 10- DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

                  The directors, officers and key employees of the Company are as follows:

Name                                        Age                        Position
- - - ----                                        ---                        --------
Roger A. Ekbom                              69                         Chairman of the Board and
                                                                       Director

Gerald D. Schlatter                         62                         President and Director

Leland C. Clark, Jr., Ph.D.                 77                         Vice President, Director of
                                                                       Research and Development and
                                                                       Director

Robert J. Larsen                            67                         Secretary-Treasurer and
                                                                       Director

Richard E. Hoffmann, Ph.D.                  45                         Laboratory Director

DIRECTORS AND EXECUTIVE OFFICERS

                  Roger A. Ekbom, Chairman of the Board of Directors, Chief Executive Officer and Director since 1991, was formerly President and major stockholder of Cardio Vista Systems, Inc., which was sold in 1994. He was also founder and Chairman of Tronomed, Inc. which was sold in January 1993. From 1978 to 1988, Mr. Ekbom was the Vice President of and a major stockholder in Respiratory Support Products, Inc. and Tronomed International, Inc. Mr. Ekbom was formerly the General Manager of a division of Becton Dickinson, and of Marion Scientific, a subsidiary of Marion Laboratories. Mr. Ekbom received his B.S. Degree from the University of Minnesota in 1960.

                  Gerald D. Schlatter, President and Director since 1990, was President of Delamesa Leasing Co., Irvine, California, prior to joining the Company full time in August 1994. Prior to joining Delamesa Leasing Co. in 1979, Mr. Schlatter was a Marketing Manager of American Hospital Supply's New Product Division. He has also held position in marketing the Medical Products Division of Xerox Corporation. Mr. Schlatter obtained his undergraduate degree from the California State University, Fresno, in Business Finance and Labor Law in 1962.

                  Leland C. Clark, Jr., Ph.D., was appointed Vice President, Director of Research and Development in 1991. Dr. Clark received his Ph.D. in Biochemistry & Physiology at the University of Rochester School of Medicine in 1944. Dr. Clark has held several academic appointments including Professor of Biochemistry in the Department of Surgery in the School of Medicine of the University of Alabama (1958-1968) and at the University of Cincinnati School of Medicine where he was Director of the Division of Neurophysiology, and was Research Professor of Pediatrics at the Children's Hospital Medical Center of the University of Cincinnati Medical School(1968-91).

                  Robert J. Larsen, Secretary-Treasurer and Director since 1990, is a former President and Chief Executive Officer of Bay Hospital Medical Center, Chula Vista, California. Mr. Larsen has 25 years of experience in the development and management of hospitals and other related enterprises in California and Oregon. Mr. Larsen received his graduate degree in Hospital Administration from the University of California, Santa Barbara, and his B.A. from the University of Washington.

KEY EMPLOYEES

                  Richard E. Hoffmann, Ph.D., manages the laboratory activities of the Company in developing a blood substitute. Dr. Hoffmann is a graduate of the University of Cincinnati, with a doctorate in Physical Chemistry in 1982. Dr. Hoffmann worked first as a Research Assistant, then as a Research Scientist, with Dr. Clark at the Children's Hospital Research Foundation in Cincinnati. Dr. Hoffmann is currently working as a Research Associate with Dr. Clark at the Kettering Research Laboratories at Antioch University in Yellow Springs, Ohio.

SCIENTIFIC ADVISORY BOARD

                  The Company has recently named Glen Wegner, M.D., J.D., as Chairman of the Scientific Advisory Board. Dr. Wegner is President of Health Business Synergies, a firm dedicated to the creation and the development of entrepreneurial health related business opportunities. He is trained and licensed in both medicine and law. Dr. Wegner graduated from the University of Washington School of Medicine and completed internship at Boston City Hospital. In addition to graduating from Washington College of Law, American University, he also practiced at John Hopkins Hospital and at the National Institutes of Health.

ITEM 11 - EXECUTIVE COMPENSATION

                  The summary compensation table shows the compensation for Roger A. Ekbom, Chairman and Chief Executive Officer, Gerald D. Schlatter, President, Robert J. Larsen, Chief Financial Officer and Secretary-Treasurer of the Company and Dr. Leland C. Clark, Vice President. Mr. Ekbom and Dr. Clark have been Executive Officers for the years ended April 30, 1995, 1994, 1993, and 1991. Mr. Schlatter and Mr. Larsen for the years ended April 30, 1995, 1994, 1993, 1992 and 1991. This information includes the dollar amount of base salaries, bonus awards, stock options and all other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

                                                                      Stock     Option    Incent.    Total
 Name & Position       Year     Salary        Bonus      Other        Awards    Shares    Payouts    Other
                                                                       in $      SARS     Long Tm.   Comp.
- - - -------------------------------------------------------------------------------------------------------------
Roger A. Ekbom         1996   $100,000          0          0          0          0          0          0
Chairman               1995     34,333          0          0          0          0          0          0
                       1994     13,000          0          0          0          0          0          0
                       1993      6,000          0          0          0          0          0          0
                       1992      2,500          0          0          0          0          0          0

Gerald D. Schlatter    1996   $ 96,000          0          0          0          0          0          0
President              1995     85,500          0          0          0          0          0          0
                       1994     13,000          0          0          0          0          0          0
                       1993      6,000          0          0          0          0          0          0
                       1992      2,500          0          0          0          0          0          0

Leland C. Clark, Jr    1996   $114,000          0          0          0          0          0          0
Vice President         1995    114,000          0          0          0          0          0          0
                       1994     96,000          0          0          0          0          0          0
                       1993     84,000          0          0          0          0          0          0
                       1992     36,000          0          0          0          0          0          0

Robert J. Larsen       1996   $100,000          0          0          0          0          0          0
Chief Financial        1995     72,333       35,000        0          0          0          0          0
Officer                1994     55,000          0          0          0          0          0          0
                       1993     48,000          0          0          0          0          0          0
                       1992     40,000          0          0          0          0          0          0

Stock Option Plan

                  The Company's 1995 Stock Option Plan ("Plan") was adopted by the Board of Directors in April 1995. Pursuant to the Plan, the Company may grant both incentive stock options intended to qualify for preferential tax treatment under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonstatutory stock options that do not qualify for such treatment. Incentive stock options may be granted only to employees, while consultant, employees, officers and directors are eligible for the grant of nonstatutory options. The Plan also provides for the grant of stock purchase rights, stock appreciation rights and long term performance awards.

                  The purpose of the plan is to provide an incentive to eligible employees, consultants and officers whose present and potential contributions are important to the continued success of the Company, to afford those individuals the opportunity to acquire a proprietary interest in the Company and to enable the Company to enlist and retain in its employment qualified personnel for the successful conduct of its business.

                  The total number of shares of Common Stock of the Company reserved and available for distribution under the Plan is 2,500,000 shares. Pursuant to the Plan, the administrators of the Plan shall be either the Board of Directors or one or more committees designated by the Board of Directors to administer the Plan. Subject to the express terms of the Plan, the administrators have full power to select, from among the officers, employees and consultants of the Company eligible for award rights, and options, the individuals to whom awards, rights or options will be granted, and to determine the specific terms of each award or grant.

                  The maximum term of a stock option under the Plan is ten years, but if the optionee at the time of the grant has voting power over more than 10% of the Company's outstanding capital stock, the terms is five years. The exercise price of incentive stock options granted under the Plan must be at least equal to the fair market value of such shares on the date of the grant. The exercise price of nonstatutory stock options granted under the Plan is determined by the administrators. Option may be exercisable in installments, and the exercisability of options may be accelerated by the administrators.

                  Options and rights granted pursuant to the Plan are nontransferable by their participants, other than by will or by the laws of descent or distribution, and may be exercised during the lifetime of the participant only by the participant. Appropriate transfer restrictions hall apply to any such stock awards.

                  In the event of any change in capitalization in the Company that results in an increase or decrease in the number of outstanding shares without receipt of consideration by the Company, an appropriate adjustment shall be made in the number of shares which have been reserved for issuance under the Plan and the price per share or number of shares covered by each outstanding option or right.

                  The Plan may be amended by the Board at any time. However, stockholder approval will be required to increase the number of shares reserved for issuance under the Plan or where an amendment to the Plan would materially increase the benefits accruing to participants under the Plan or materially modify the requirements as to eligibility for participation in the Plan.

Defined Benefit and Actuarial Plans

                  The Company has not supplied Defined Benefits, or similar Pension, Benefit or Actuarial Plan Benefits to its Executive Officers.

Compensation of Directors

                  Mr. Ekbom became a full time employee in April 1995, prior to that he received compensation as a board member. Mr. Schlatter became a full time employee in August 1994 and prior to that received compensation as a board member. Mr. Larsen became a full time consultant and prior to that time received compensation as a board member and part time consultant. Dr. Clark has been a full time employee since he joined the Company 1991 and has not received board member fees.

EMPLOYMENT CONTRACTS

                  On April 1, 1995 the Board of Directors approved a three year employment contract with Roger A. Ekbom, Chairman with an automatic renewal for one year annually. The employment contract specifies a base annual salary of $100,000, an automobile allowance, Medical and Dental coverage, $200,000 life insurance payable to the corporation and participation in the 1995 Stock Plan with the right to have an option for 100,000 shares to be granted annually. The contract covers the duties and responsibilities as Chief Executive Officer for the corporation.

                  On April 1, 1995 the Board of Directors approved an extension of the employment contract of Gerald D. Schlatter to a total of three years with an automatic one year extension annually. The contract added a $200,000 life insurance policy payable to the corporation and participation in the 1995 Stock Plan with the right to have an option for 100,000 shares to be granted annually. The contract covers the duties and responsibilities as Chief Operating Officer for the corporation.

                  On April 1, 1995 the Board of Directors approved a three year consulting contract with Robert J. Larsen with an annual one year automatic extension. The contract specifies an annual consulting fee of $100,000 and includes a $200,000 life insurance payable to the corporation on the life of Robert Larsen and participation in the 1995 Stock Plan with the right to have an option for 100,000 shares to be granted annually. The contract included the duties and responsibilities of Robert Larsen as Chief Financial Officer for the corporation.

                  On October 1, 1991, Dr. Leland C. Clark, Jr., signed a five year contract with the Company as Research and Development Director. That contract was extended for an additional three years on April 1, 1995. The annual salary is $125,000.

REPRICING OF OPTIONS AND STOCK APPRECIATION RIGHTS

                  During the last fiscal year the Company has not adjusted or amended the exercise price of stock options or Stock Appreciation Rights for Executive Officers.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE, INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

                  The Company does not presently have a Compensation Committee of the Board of Directors, or other Board Committees performing equivalent functions, and did not at any time during the last four years. The entire Board of Directors presently performs these functions. All of the Executive Officers are members of the Company's four person Board of Directors.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The following tables sets forth the stock ownership of all persons who, to the registrants knowledge, own of record and beneficially five (5%) per cent or more of its outstanding Common Stock, and for the officers and directors as a group.

BENEFICIAL OWNERS
- - - --------------------------------------------------------------------------------
Title of                Name & Address            Amount & Nature        Percent
Class                   of Beneficial             of Beneficial            of
                        Owner                     Ownership               Class
- - - --------------------------------------------------------------------------------

Common Stock      Helen Pierre Fromm                 2,499,000            8.1%
                  3445 Don Carlos Drive
                  Carlsbad, CA 92008

MANAGEMENT OWNERS
- - - --------------------------------------------------------------------------------
Title of          Name of                             Amount & Nature    Percent
Class             Beneficial                          of Beneficial        of
                  Owner                               Ownership           Class
- - - --------------------------------------------------------------------------------

Common Stock      Roger A. Ekbom                         814,250            2.6%

Common Stock      Gerald D. Schlatter                    404,500            1.3%

Common Stock      Leland C. Clark, Jr.(1)              3,360,830           10.8%

Common Stock      Robert J. Larsen (2)                 1,150,750            3.7%

All Directors and Officers
as a group (4 persons)                                 5,730,330           18.5%

(1) Leland C. Clark, Jr., owns 2,791,415 shares, Eleanor W. Clark owns 569,415 for a total of 3,360,830.

(2) Robert J. Larsen owns 1,150,750 beneficial by virtue of his control of Peso, Inc. and Jada, Inc.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Roger A. Ekbom, a director and Chief Executive Officer, loaned the Company $71,391 as of April 30, 1996. Gerald D. Schlatter, a director and Chief Operating Officer, loaned the Company $52,020 as of April 30, 1996. Leland
C. Clark, Jr., a director and Vice President of Research and Development, loaned the Company $67,285 as of April 30, 1996. Robert J. Larsen, a director and Chief Financial Officer, loaned the Company $56,005 as of April 30, 1996. These loans totalling $246,701 were made to enable the Company to continue its business operations, pending receipt of additional funding.

                  Robert J. Larsen, a director and Chief Financial Officer, who controls stock owned by an entity transferred an aggregate of $35,700 to the company as contribution of capital.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                  Response to Item 8.

                  A. Documents Filed as a Part of This Report:

                           (1) FINANCIAL STATEMENTS

                                    (a)      Independent Auditors Report.

                                    (b)      Balance Sheets as of April 30, 1996
                                             & 1995.

                                    (c)      Statements of Operations for each
                                             of the three years in the period
                                             ended April 30, 1996.

                                    (d)      Statements of Stockholders' Equity
                                             for each of the three years in the
                                             period ended April 30, 1996.

                                    (e)      Statements of Cash Flows for the
                                             three years in the period ended
                                             April 30, 1996.

                                    (f)      Notes to the Financial Statements.

                                INDEX TO EXHIBITS

Exhibits Required by                                  Exhibits to   Exhibits to
Item 601 of Regulation S K                            This Report  Prior Reports
- - - --------------------------                            -----------  -------------

3 (a) Registrant's Amended Articles of
      Incorporation                                       A-1

3 (b) Specimen Form of Common Stock                                     X
      Certificate


4 (a) Specimen three year Warrants to Purchase
      Stock dated July 24, 1992 with amendments                         X

4 (b) Specimen three years Warrants to Purchase
      Stock dated September 30, 1992 with amendments                    X

4 (c) Specimen three year Warrants to Purchase
      Stock dated November 20, 1992 with amendments                     X

4 (d) Warrant to Purchase Stock issued February 28, 1994
      to The American Heritage Fund, Inc.                               X

4 (e) Warrant to Purchase Stock issued July 24, 1992
      to Cato Portfolio AG                                              X

4 (f) Specimen two year Warrant to Purchase Stock dated
      September 30, 1992 and November 20, 1992                          X

4 (g) Warrant to Purchase Stock issued April 29, 1994
      to Cato Portfolio AG                                              X

4 (k) Warrant to Purchase Stock issued August 19, 1993                  X
      and September 9, 1993 to Cato Portfolio

4 (l) Specimen two year Warrants to Purchase Stock issued
      on various dates from January 21, 1993 to
      February 23, 1994                                                 X


10(a) Agreement between the Registrant and Leland C. Clark,
      Jr., Ph.D. dated October 1, 1991 with amendments, Re:
      Assignment of Intellectual Property and Trade Secrets             X

10(b) Agreement between the Registrant and
      W. Keith R. Watson, Ph.D., Re: Assignment
      of Invention                                                      X

10(c) Agreement between the Registrant and Children's
      Hospital Medical Center dated July 6, 1992                        X

10(d) Agreement between the Registrant and Children's
      Hospital Medical Center dated July 6, 1993                        X

10(e) Agreement between the Registrant and Children's
      Hospital Medical Center dated July 6, 1993                        X

10(f) Agreement between the Registrant and Roger A. Ekbom
      dated April 1, 1995                                               X

10(g) Agreement between the Registrant and Gerald D.
      Schlatter dated July 11, 1994 with Amendments                     X

10(h) Agreement between the Registrant and Robert J.
      Larsen dated April 1, 1995                                    X

10(i) Agreement between the Registrant and L.G. Kurtz &
      Associates dated July 22, 1994                                X

10(j) Agreement between the Registrant and Broadgate
      Consultant, Inc., dated July 29, 1994                         X

10(k) Agreement between the Registrant and San Diego
      Contract Research Associates, Inc. dated November
      21, 1995.                                                     X

10(l) Agreement between the Registrant and Glen Wegner, M.D.,
      J.D. dated April 27, 1995                                     X

10(m) Employee Stock Plan dated April 28, 1995                      X

10(n) Indemnification Agreement between the Registrant and
      members of the Board of Directors dated
      April 26, 1995                                                X

10(o) Agreement between the Registrant and Air Products
      & Chemical, Inc. dated January 30, 1995.                      X

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                         SYNTHETIC BLOOD INTERNATIONAL, INC.



                                         By:  /s/
                                              __________________________________
                                                  Roger A. Ekbom, Chairman & CEO



                                         By:  /s/
                                              _________________________________
                                                  Robert J. Larsen, Secretary &
                                                  Chief Financial Officer

Dated: 7/22/96
       ________________

Pursuant to the requirements of Instruction D to Form 10-K under the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The following represent at least a majority of the Board of Directors of the Registrant.


Date                       Name & Title

                           Roger A. Ekbom
                           Chairman of the
7/22/96                    Board of Directors        /s/ Roger Ekbom
_________                                            ___________________________


                           Gerald D. Schlatter
7/22/96                    President & Director      /s/ Gerald Schlatter
_________                                            ___________________________


                           Leland C. Clark, Jr.
                           Vice President &
_________                  Director                  __________________________


                           Robert J. Larsen
                           Director & Secretary
7/22/96                    Treasurer                  /s/ Robert Larsen
_________                                             __________________________

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Synthetic Blood International, Inc.:

We have audited the accompanying balance sheets of Synthetic Blood International, Inc. (the Company) as of April 30, 1996 and 1995 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, and for the period from May 26, 1967 (date of incorporation) to April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The financial statements of the Company for the year ended April 30, 1994, were audited by other auditors whose report, dated June 22, 1994, expressed an unqualified opinion on those statements and included an emphasis paragraph related to the Company's ability to continue as a going concern as discussed in Note 1 to the financial statements. The financial statements for the period May 26, 1967 through April 30, 1994 reflect a net loss of $2,148,700 of the related total. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Synthetic Blood International, Inc. as of April 30, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, and for the period from May 26, 1967 (date of incorporation) to April 30, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing certain medical products. As discussed in Note 1 to the financial statements, the Company's accumulated losses from operations, its accumulated deficit, its necessity to obtain additional financing to fund operations until the necessary regulatory approvals are obtained, if ever, its ability to successfully market the Company's products and its ability to ultimately attain successful operations, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Costa Mesa, California
June 14, 1996

                                 RAMON D. PRATT
                          CERTIFIED PUBLIC ACCOUNTANT

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

Board of Directors
Synthetic Blood International, Inc.
(Formerly Sinequanon Corporation)

I have audited the accompanying Balance Sheet of Synthetic Blood International, Inc. (Formerly Sinequanon Corporation ) (A Development Stage Company) as of April 30, 1994 and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended April 30, 1994 and 1993. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

As shown in the aforementioned financial statements, the Company incurred a net loss of $874,299 during the year ended April 30, 1994 and is in the research and development stage. The Company's continued existence will depend upon its ability to obtain revenues and/or additional financing over the long term. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

In my opinion, subject to the effects on the financial statements of such adjustments, if any, as might have been required had the outcome of the uncertainty about the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities referred to in the preceding paragraph been known, the financial statements referred to above present fairly in all material respects the financial position of Synthetic Blood International, Inc. (Formerly Sinequanon Corporation) (A Development State Company) as of April 30, 1994, and the results if its operations, changes in stockholders' equity and statements of cash flows for the years ended April 30, 1994 and 1993, in conformity with generally accepted accounting principles consistently applied.

/s/Ramon D. Pratt
- - - -------------------------------
Ramon D. Pratt
Certified Public Accountant

Palm Springs, California
June 22, 1994

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


BALANCE SHEETS
AS OF APRIL 30, 1996 AND 1995
- - - --------------------------------------------------------------------------------

                                                      1996                 1995

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                      $    76,312          $   767,825
Prepaid expenses:
  Insurance                                         20,686               65,051
  Other                                              9,126               25,043
                                               -----------          -----------

                                                    29,812               90,094
                                               -----------          -----------

    Total current assets                           106,124              857,919

PROPERTY AND EQUIPMENT:

Laboratory equipment                               235,329              231,765
Furniture and fixtures                              70,064               55,386
                                               -----------          -----------

                                                   305,393              287,151
Less accumulated depreciation                     (103,226)             (34,293)
                                               -----------          -----------

  Property and equipment, net                      202,167              252,858

PATENTS, net (Note 2)                               85,648               68,308
                                               -----------          -----------

                                               $   393,939          $ 1,179,085
                                               ===========          ===========


See independent auditors' report and notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS
AS OF APRIL 30, 1996 AND 1995 (CONTINUED)
- - - --------------------------------------------------------------------------------

                                                                               1996               1995

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of capital lease obligation (Note 3)                    $    17,722        $    15,624
Accounts payable                                                            277,340             50,919
Accrued payroll                                                             343,641             30,400
Other accrued liabilities                                                    89,565             20,964
Notes payable to stockholders (Note 4)                                      246,701
                                                                        -----------        -----------

    Total current liabilities                                               974,969            117,907

CAPITAL LEASE OBLIGATION (Note 3)                                            16,573             32,736

COMMITMENTS AND CONTINGENCIES (Notes 3, 4 and 5)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes 3, 6 and 7):
Common stock, par value $0.01 per share; authorized 100,000,000 shares; 31,030,382 and 27,510,459 shares issued and outstanding
  at April 30, 1996 and 1995, respectively                                  310,304            275,104
Additional paid-in capital                                                5,468,849          4,783,867
Deficit accumulated during the development stage                         (6,376,756)        (4,030,529)
                                                                        -----------        -----------

      Net stockholders' equity (deficit)                                   (597,603)         1,028,442
                                                                        -----------        -----------

                                                                        $   393,939        $ 1,179,085
                                                                        ===========        ===========


See independent auditors' report and notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996

                                  ACCUMULATED
                                  DURING THE
                                  DEVELOPMENT
                                     STAGE                1996               1995               1994

EXPENSES:
Research and development         $  2,331,455        $    924,093        $    896,534        $    288,843
General and administrative          4,003,975           1,422,809           1,017,415             573,928
Interest                               88,713               5,241               3,055              12,226
                                 ------------        ------------        ------------        ------------

    Total expenses                  6,424,143           2,352,143           1,917,004             874,997

OTHER INCOME                          (47,387)             (5,916)            (35,181)               (698)
                                 ------------        ------------        ------------        ------------

NET LOSS                         $ (6,376,756)       $ (2,346,227)       $ (1,881,823)       $   (874,299)
                                 ============        ============        ============        ============

NET LOSS PER SHARE                                   $      (0.08)       $      (0.07)       $      (0.04)
                                                     ============        ============        ============

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING                                         28,894,248          26,333,838          21,857,475
                                                     ============        ============        ============




See independent auditors' report and notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996
- - - --------------------------------------------------------------------------------

                                                                                       DEFICIT
                                                                                     ACCUMULATED         NET
                                                                     ADDITIONAL       DURING THE     STOCKHOLDERS'
                                      NUMBER OF        COMMON         PAID-IN        DEVELOPMENT        EQUITY
                                       SHARES          STOCK          CAPITAL           STAGE          (DEFICIT)

BALANCES, May 26, 1967                     --       $      --       $      --       $      --        $      --

Issuance of common stock             17,861,543         178,615         440,294                          618,909

Conversion of convertible
  debentures into common
  stock                                 870,199           8,702         771,298                          780,000

Net losses                                                                           (1,274,407)      (1,274,407)
                                    -----------     -----------     -----------     -----------      -----------

BALANCES, May 1, 1993                18,731,742         187,317       1,211,592      (1,274,407)         124,502

Issuance of common stock,
  net of issuance costs of
  $431,765                            5,679,500          56,795       2,278,392                        2,335,187

Net loss                                                                               (874,299)        (874,299)
                                    -----------     -----------     -----------     -----------      -----------

BALANCES, April 30, 1994             24,411,242         244,112       3,489,984      (2,148,706)       1,585,390

Issuance of common stock,
  net of issuance costs of
  $210,000 (Note 6)                   2,366,667          23,667       1,061,333                        1,085,000

Issuance of common stock to
  employees and compensatory
  options (Note 6)                      218,800           2,188          81,312                           83,500

Common stock issued upon
  conversion of notes payable
  (Note 6)                              500,000           5,000         120,000                          125,000

Exercise of warrants (Note 7)            13,750             137           1,238                            1,375

Contribution of capital through
  services rendered (Note 6)                                             30,000                           30,000

Net loss                                                                             (1,881,823)      (1,881,823)
                                    -----------     -----------     -----------     -----------      -----------
BALANCES, April 30, 1995             27,510,459         275,104       4,783,867      (4,030,529)       1,028,442




See independent auditors' report and notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996 (CONTINUED)
- - - --------------------------------------------------------------------------------

                                                                                      DEFICIT
                                                                                    ACCUMULATED           NET
                                                                     ADDITIONAL      DURING THE       STOCKHOLDERS'
                                     NUMBER OF        COMMON         PAID-IN        DEVELOPMENT          EQUITY
                                      SHARES          STOCK          CAPITAL           STAGE            (DEFICIT)

Issuance of common stock              358,333      $     3,583      $    71,417     $                $    75,000

Issuance of common stock
  in conjunction with funding
  agreements and services
  rendered (Note 6)                 1,444,090           14,441          317,291                          331,732

Issuance of common stock to
  officers (Note 6)                   117,500            1,176           16,574                           17,750

Common stock issued upon
  conversion of notes payable
  (Note 6)                            400,000            4,000           76,000                           80,000

Exercise of warrants (Note 7)       1,200,000           12,000          108,000                          120,000

Issuance of warrants (Note 7)                                            60,000                           60,000

Contribution of capital from
  officer (Note 6)                                                       35,700                           35,700

Net loss                                                                             (2,346,227)      (2,346,227)
                                  -----------      -----------      -----------     -----------      -----------

BALANCES, April 30, 1996           31,030,382      $   310,304      $ 5,468,849     $(6,376,756)     $  (597,603)
                                  ===========      ===========      ===========     ===========      ===========



See independent auditors' report and notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996
- - - --------------------------------------------------------------------------------

                                                  ACCUMULATED
                                                  DURING THE
                                                  DEVELOPMENT
                                                     STAGE             1996             1995             1994

CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss                                           $(6,376,756)     $(2,346,227)     $(1,881,823)     $  (874,299)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                        155,377           87,459           44,097           15,322
  Write-down of other assets                           126,800                           126,800
  Issuance of compensatory stock options/
    warrants                                           118,500           60,000           58,500
  Contribution of capital through services
    rendered                                            30,000                            30,000
  Changes in operating assets and liabilities:
    Receivables from employees                                                             7,178            3,750
    Prepaid expenses                                   (29,812)          60,282           36,090           30,694
    Accounts payable and accrued expenses              710,546          608,263         (194,016)         122,183
                                                   -----------      -----------      -----------      -----------

      Net cash used in operating activities         (5,265,345)      (1,530,223)      (1,773,174)        (702,350)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of property and equipment                    (268,512)         (33,699)        (136,686)          (3,172)
Proceeds from sale of property and equipment            15,457           15,457
Purchase of other assets                              (264,599)         (35,866)         (14,209)         (89,349)
                                                   -----------      -----------      -----------      -----------

      Net cash used in investing activities           (517,654)         (54,108)        (150,895)         (92,521)



See independent auditors' report and notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996 (CONTINUED)
- - - --------------------------------------------------------------------------------

                                                    ACCUMULATED
                                                    DURING THE
                                                    DEVELOPMENT
                                                       STAGE             1996             1995             1994


CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from issuance of notes payable
  to stockholder                                    $   446,701      $   246,701      $     6,000      $   106,250
Repayments of notes payable to stockholder              (75,000)                          (75,000)
  from issuance of convertible
  debentures                                            780,000
Payments on capital lease obligation                    (18,043)         (14,065)          (3,978)
Contribution of capital from stockholders                35,700           35,700
Proceeds from issuance of common stock                4,358,221          292,750        1,111,375        2,335,187
Issuance of stock for financing and services
  rendered                                              331,732          331,732
                                                    -----------      -----------      -----------      -----------

      Net cash provided by financing activities       5,859,311          892,818        1,038,397        2,441,437
                                                    -----------      -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   76,312         (691,513)        (885,672)       1,646,566

CASH AND CASH EQUIVALENTS,
  beginning of period                                                    767,825        1,653,497            6,931
                                                    -----------      -----------      -----------      -----------

CASH AND CASH EQUIVALENTS,
  end of period                                     $    76,312      $    76,312      $   767,825      $ 1,653,497
                                                    ===========      ===========      ===========      ===========

CASH PAID FOR:
Interest                                            $    85,107      $     5,241      $     1,601      $    75,539
                                                    ===========      ===========      ===========      ===========
Taxes                                               $     4,000      $       800      $       800      $       800
                                                    ===========      ===========      ===========      ===========


SUPPLEMENTAL INFORMATION -
   For information relating to conversion of notes payable into common stock and other noncash transactions see Notes 3 and 6.


See independent auditors' report and notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996
- - - --------------------------------------------------------------------------------

1.      GENERAL

        The Company was incorporated on May 26, 1967 and was inactive through September 1990 when it began conducting operations for the purpose of developing a synthetic blood emulsion to act as a human blood substitute, and developing a method of using a perfluoracarbon compound to facilitate oxygen exchange for individuals with respiratory distress syndrome. Shortly after commencing these operations the Company changed its name to Synthetic Blood International, Inc. The Company is also developing an implantable continuous reading glucose biosensor to be used primarily by individuals with diabetes. All of the Company's products are currently in the pre-clinical trial stage. This stage requires a sufficient level of animal testing to be performed in order to file certain applications with the United States Food and Drug Administration (FDA) which is necessary to obtain FDA approval to market these products. No assurances can be given that such approval, once applied for, will be granted.

        Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at April 30, 1996, has accumulated losses from operations amounting to $6,376,756 and has a working capital deficit of $868,845. As mentioned in the preceding paragraph, the Company is in the pre-clinical trial stage of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market the products. The additional development and testing will require significant additional financing. Management intends to seek additional financing through future private placement offerings and/or joint ventures to enable the Company to continue required testing. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow, to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions or that FDA approval will be granted, once applied for. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Development Stage - Because the Company has not commenced principal operations, it is considered a "Development Stage Enterprise" as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996 (CONTINUED)
- - - --------------------------------------------------------------------------------

        Cash and Cash Equivalents - The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

        Property and Equipment - Property is recorded at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the related assets, ranging from three to ten years, or the lease term, if applicable.

        Patents - Patent costs are being amortized over the lesser of the remaining life of the patent or the estimated useful life of the related product, ranging from eight to ten years. Patent costs totaled $134,790 and $101,933, net of accumulated amortization of $49,142 and $33,625, at April 30, 1996 and 1995, respectively. The Company evaluates recoverability of patents on at least an annual basis by comparing the estimated resale value of the patents to the remaining carrying values. An adjustment to the carrying value of the patent rights would be made if the estimated resale value of the patents is determined to be insufficient to recover such value.

        Pricing of Common Stock and Options to Purchase Common Stock - The Company's Board of Directors determines the issuance price of its common stock and options to purchase common stock to be fair market value, based on a good faith estimate which is derived from recent issuances of common stock to unrelated parties and/or from common stock market quotations, after giving effect to the restricted nature of the stock issued.

        Net Loss per Common Share - Net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Shares issuable upon the conversion of notes payable to stockholder (prior to fiscal 1995) and the exercise of common stock warrants and options have not been included in the per share computations because their effect is antidilutive.

        Income Taxes - The Company accounts for its income taxes in accordance with the standards specified in Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.

        Reclassifications - Certain amounts as previously reported have been reclassified to conform to the 1996 presentation.

        Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of other income and expenses during the reporting periods. Actual results could differ from those estimates.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996 (CONTINUED)
- - - --------------------------------------------------------------------------------

        Fair Value of Financial Instruments - The Company's balance sheet includes the following financial instruments: cash and cash equivalents, accounts payable, accrued expenses, capital lease obligation and notes payable to stockholders. The Company considers the carrying amount in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization.

3.      COMMITMENTS AND CONTINGENCIES

        Leases - During fiscal 1995, the Company entered into capital lease agreements for certain computer equipment. At April 30, 1996, the capitalized cost related to these leases amounted to $52,388 and the related accumulated amortization amounted to $20,935. As of April 30, 1996, the future minimum lease payments and the present value of such are as follows:

Year ending April 30:
  1997                                                            $  21,060
  1998
                                                                     17,551
- - - ---------------------------------------------------------------------------

                                                                     38,611
Less amounts representing interest
                                                                     (4,316)
                                                                  ---------

                                                                  $  34,295
                                                                  =========

        Employment Contracts - The Company has employment agreements with certain officers and an employee with aggregate future commitments of $411,000 in 1997 and $272,000 in 1998.

        Consulting Agreements - The Company has an equity financing agreement with an individual which provides for commissions of 6% to be paid in cash or common stock, in exchange for raising at least $5,000,000 in equity financing after May 7, 1996. At April 30, 1996, no amounts were due under this agreement. The agreement expires on May 7, 1997.

        During fiscal 1995, the Company entered into a consulting agreement with an unrelated party which required monthly payments of $5,000 and expired in December 1995. In conjunction with this agreement, the Company issued warrants to purchase 100,000 shares of the Company's common stock at $1.00 per share, which exceeded the fair market value at the date of the agreement. The warrants expire in April 1999.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996 (CONTINUED)
- - - --------------------------------------------------------------------------------

        Litigation - The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company's financial statements as of April 30, 1996.

4.      NOTES PAYABLE TO STOCKHOLDERS

        During 1996, certain stockholders loaned the Company $255,826 to fund operations. Such loans are due on demand and are noninterest-bearing.

5.      LICENSE AGREEMENTS

        The Company has various exclusive and non-exclusive license agreements with an unaffiliated entity providing for the rights to manufacture, use and sell certain licensed products. In exchange for these rights, the Company is required to pay royalties of the greater of 3-1/2% of net sales or $30,000, $140,000 and $150,000 for the years ended April 30, 1997, 1998 and 1999, respectively, and $200,000 per year, thereafter. These agreements expire at various dates through the expiration of the patents and are cancelable on the annual renewal date at the option of the Company.

6.      STOCKHOLDERS' EQUITY

        At April 30, 1994, the Company had a subscription agreement with an unrelated entity providing for future purchases of up to 1,666,667 shares of the Company's common stock at $.60 per share, which was fulfilled during fiscal 1995. In conjunction with this agreement, the Company incurred offering costs of $210,000, of which $150,000 was paid in cash and $60,000 was paid through the issuance of 100,000 shares of common stock. Also, the Company issued a warrant providing for the purchase of up to 500,000 shares of its common stock at $.60 per share, which approximated the fair market value of the warrant. The warrants expire in April 1998.

        During fiscal 1995, the Company converted outstanding notes payable to a stockholder and officer aggregating $125,000 into 500,000 shares of the Company's common stock, pursuant to a conversion provision granted by the Company. In conjunction with the terms of the original agreement which was entered into during fiscal 1994, the Company granted the holder warrants to purchase 110,250 shares of common stock at an exercise price of $.10 per share. At the date of the agreement, the exercise price of the warrants was considered to approximate the fair market value of the warrants. In addition,

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996 (CONTINUED)
- - - --------------------------------------------------------------------------------

        the Company issued 110,800 shares of the Company's common stock as additional consideration for the note. An amount representing the fair market value of the Company's common stock at the date of the agreement was recognized as expense related to this issuance.

        During fiscal 1995, an entity in which an officer of the Company has a controlling interest, transferred an aggregate of 120,000 shares of the Company's common stock to a stockholder and an employee for certain loans and services, respectively, provided to the Company. Accordingly, an amount which represents the fair market value of the Company's common stock at the date of the related transfers or issuances has been recognized in the accompanying financial statements as an expense.

        During fiscal 1995, the Company issued 100,000 shares of common stock to an employee for $25,000 in cash, which represented the fair market value at the date of issuance. In addition, in exchange for various services performed, the Company issued certain officers 8,000 shares of the Company's common stock.

        During fiscal 1996, the Company issued 1,200,000 shares of its common stock in conjunction with a standby funding agreement with a stockholder, which allowed the Company to borrow up to $450,000 from this stockholder during the period from August 1995 through October 1995. As a result of this agreement, the Company recognized an expense of $240,000 which represented the fair market value of the shares at the date of the agreement.

        During fiscal 1996, the Company issued 117,500 shares of common stock to officers. In addition, during 1996, the officers exercised warrants granted during 1994 to purchase 91,250 shares of common stock. The exercise price of the warrants of $.10 per share approximated the fair market value of the warrants on the date of grant. The remaining shares were purchased for $8,625 in cash, which represented the fair market value at the date of issuance.

        During fiscal 1996, the Company converted an outstanding note payable to a stockholder of $80,000 into 400,000 shares of the Company's common stock, pursuant to a conversion option granted by the Company.

        During fiscal 1996, an officer of the Company contributed $35,700 in cash to fund operations.

        During fiscal 1995 and fiscal 1996, the Company expensed $30,000 and $45,000, respectively, which was paid to a stockholder as an inducement to retain shares of the Company's common stock.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996 (CONTINUED)
- - - --------------------------------------------------------------------------------

7.      STOCK OPTIONS AND WARRANTS

        In April 1995, the Company adopted a stock option plan providing for the granting of options to officers, directors, consultants and key employees to purchase up to 2,500,000 shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant. The option expiration dates are determined at the date of grant, but may not exceed ten years. In conjunction with this agreement in fiscal 1995, the Company granted an employee an option to purchase up to 100,000 shares of the Company's common stock at $.25 per share. The option expires in March 1999. In fiscal 1996, no new options were granted, however, the Company's Board of Directors did commit to grant three officers 100,000 options each at a future date. The option price will be determined at the date of grant. During fiscal 1994, 1995 and 1996, no options were exercised.

        In connection with various agreements for the sale of the Company's common stock (Note 6) and in lieu of payment for services rendered, the Company issued warrants to purchase shares of its common stock at prices ranging from $0.10 to $3.00 per share. During fiscal 1996, the Company granted warrants to nonemployees to purchase 1,200,000 shares of common stock at $.10 per share. As the exercise price was less than the fair market value of the stock on the grant date, an amount representing the difference between exercise price and fair market value was recognized as expense during fiscal 1996. The difference between the fair value of the warrant and the fair value of the common stock was not considered significant. All warrants granted during fiscal 1996 were exercised in April 1996. Remaining warrants outstanding at April 30, 1996 provide for the purchase of common shares at $.60 to $1.00 per share and expire in April 1998. Warrant activity for each of the three years ended April 30, 1996 is as follows:

                             1996                             1995                            1994
                -------------------------------  ------------------------------  -----------------------------
                                   EXERCISE                           EXERCISE                       EXERCISE
                    NUMBER          PRICE             NUMBER            PRICE          NUMBER          PRICE
                   OF SHARES      PER SHARE          OF SHARES        PER SHARE       OF SHARES      PER SHARE

BALANCE,
  beginning
  of year          2,189,973      ($.10 - $3.00)      2,218,584      ($.10 - $3.00)     941,136      ($.10 - $3.00)

Granted            1,200,000      ($.10)                101,500      ($.10 - $1.00)   1,473,875      ($.10 - $2.00)
Expired           (1,493,723)     ($.10 - $3.00)       (121,361)     ($.10 - $1.12)    (196,427)     ($.56)
Exercised         (1,291,250)     ($.10)                (13,750)     ($.10)
                ------------                          ---------                       ---------

BALANCE,
  end of year        600,000      ($.60 - $1.00)      2,184,973      ($.10 - $3.00)   2,218,584      ($.10 - $3.00)
                ============                          =========                       =========

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996 (CONTINUED)
- - - --------------------------------------------------------------------------------

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which requires adoption of the disclosure provisions for fiscal years beginning after December 15, 1995 and adoptions of the recognition and measurement provisions for non-employee transactions no later than December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

        Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but would be required to disclose in a note to the financial statements pro forma net income, and if presented, net income per share as if the Company had applied the new method of accounting. The accounting requirements of the new methods are effective for all employee awards granted after the beginning of the fiscal year of adoption. Adoption of the new standard will have no effect on the Company's cash flows.

        The Company has determined that it will not change to the fair value method and will continue to use Accounting Principles Board Opinion No. 25 for measurement and recognition of employee stock-based transactions.


8.      INCOME TAXES

        SFAS 109 requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company's financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        As of April 30, 1996 and 1995, the Company had net deferred tax assets of approximately $2,171,000 and $1,466,000, respectively, all of which has been offset by a valuation allowance. These deferred tax assets are comprised of net operating loss and research and development credit carryforwards which expire through 2011.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1996 (CONTINUED)
- - - --------------------------------------------------------------------------------

9.      RELATED PARTIES

        During fiscal 1996, 1995 and 1994, the Company recorded expenses of approximately $100,000, $72,000 and $55,000, respectively, for amounts paid to a company in which an officer of the Company has a controlling interest, for services provided by the Company.