Form 10-Q
period 1996-07-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 1996-09-13
CIK 34956

                       SYNTHETIC BLOOD INTERNATIONAL, INC.



                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 1996
                               _________________________________________________

Commission File Number        2-31909
                      __________________________________________________________

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

       New Jersey                                      22-3067701
________________________                       _______________________
(State of Incorporation)                       (IRS Employer ID Number)

    402 West Broadway Street, Suite 400, San Diego, CA 92101

              619-595-4829
________________________________________________________________________________
              (Registrant's telephone number, including area code)


Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

                                 YES (X) NO ( )

and (2) has been subject to such filing requirements for the past
90 days.

                                 YES (X) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996.

                34,899,495 shares of common stock par value $0.01
________________________________________________________________________________

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS

                                     July 31,                April 30,
                                      1996                     1996
                                   (Unaudited)              (Audited)
                                   -----------             -----------
Current Assets:
  Cash                             $   154,011             $    76,312
  Prepaid Expense                       13,082                  29,812
                                   -----------             -----------
    Total Current Assets           $   167,093             $   106,124

Property & Equipment, net              190,265                 202,167

Other Assets:
  Patents and Technology                83,514                  85,648
                                   -----------             -----------
Total Assets                       $   440,872             $   393,939
                                   ===========             ===========

                      LIABILITIES AND STOCKHOLDERS'S EQUITY

Current Liabilities:
  Accrued Expenses                $   346,113             $   277,340
  Stockholders loans                   51,226                 246,701
  Accrued Payroll & Other             106,622                 450,928
                                  -----------             -----------

Total Current Liabilities         $   503,961             $   974,969

Capital lease obligations         $    15,119             $    16,573
                                  -----------             -----------

Total Liabilities                 $   519,080             $   991,542

Stockholder's Equity:
  Common Stock $0.01 par
   Value: Authorized
   100,000,000 shares
  Issued & outstanding
   34,899,495 & 31,030,382        $   348,995             $   310,304
  Additional Paid in capital        6,202,800               5,468,849
  Deficit Accumulated since
Development Stage                  (6,630,002)             (6,376,756)
                                  -----------             -----------
Total Stockholder's Equity
  (Deficit)                       $   (78,207)            $ ( 597,603)
                                  -----------             -----------
Total Liabilities &
  Stockholder's Equity            $   440,872             $   393,939
                                  ===========             ===========


See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                Accumulated
                                 during the                        Three Months Ended
                                development                              July 31,
                                  stage                             1996         1995
                               -----------                          -----------------
                                                                        (Unaudited)

Expenses:

Research and
 development                   $  2,437,670             $    106,215             $    375,779

General and
 administrative                   4,130,550                  126,575                  447,031

Interest                             89,985                    1,272                      904
                               ------------             ------------             ------------

 Total Expense                    6,658,205                  234,062                  823,714

 OTHER INCOME                        47,441                       54                    5,350
                               ------------             ------------             ------------

 NET LOSS                      $ (6,630,002)            $   (234,009)            $   (818,364)
                                                        ============             ============

 NET LOSS PER SHARE                                     $      (0.01)            $      (0.03)

 WEIGHTED AVERAGE
  NUMBER OF SHARES
   OUTSTANDING                                            34,899,495               31,030,382
                                                        ============             ============



                 See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS

                                                 ACCUMULATED       THREE MONTHS         THREE MONTHS
                                                 during the        ended July 31,       ended July 31
 CASH FLOWS FROM OPERATING                       development            1996                 1995
  ACTIVITIES:                                      stage

Net loss                                       $(6,655,184)        $  (278,428)        $  (818,364)

Adjustments to reconcile net
  cash used in operating activities:
  Depreciation and amortization                    167,877              12,500               8,986
  Write down other assets                          126,800
  Issuance of compensatory stk options             118,500
  Contribution of capital through
   services rendered                                30,000
Changes in operating assets and
    liabilities:
    Accounts receivable
    Prepaid expenses & other assets                (13,082)             12,517             (23,300)
    Accounts payable and accrued
      expense                                      383,296            (280,412)             32,804
                                               -----------         -----------         -----------
      Net cash used in operating
       activities                               (5,841,793)           (533,823)           (799,874)
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of other assets                          (264,599)
Purchase of property and equipment                (254,555)             (1,500)            (26,113)
                                               -----------         -----------         -----------
      Net cash used in investing
       activities                                 (519,154)             (1,500)            (26,113)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from sale of common stock               5,184,404             826,183             245,000
Payments on capital lease obligations              (19,497)             (1,454)             (4,361)
Proceeds from issuance of notes
 payable to stockholder                            472,701            (212,100)            (25,000)
Contribution of capital stockholder                 35,700
Proceeds from convertible debentures               780,000
Issuance of stock for services rendered            331,732
Repayments of notes payable                       (270,475)
                                               -----------         -----------         -----------
Net cash provided by financing
       activities                                6,514,565             612,629             215,639

NET DECREASE IN CASH AND CASH
  EQUIVALENTS:                                     153,618              77,306            (610,348)

CASH AND CASH EQUIVALENTS,
  beginning of period                                                   76,312             767,825
CASH AND CASH EQUIVALENTS,
  end of period                                $   153,618         $   153,618         $   157,477
                                               ===========         ===========         ===========
Cash paid for Interest                         $    86,379         $     1,272         $       904
              Taxes                                  4,800                 800                 800


See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 1996

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at July 31, 1996, and the results of its operations and its cash flows for the three month periods ended July 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

         The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996 filed with the Securities and Exchange Commission on August 29, 1996.

         Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and has accumulated losses from operations amounting to $5,461,178. The Company is in the pre-clinical trial stage of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market the products. The additional development and testing will require significant additional financing. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow, to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions or that the FDA approval will be granted, once applied for. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time. Additional funding will be necessary which will require future private placements and/or joint ventures to enable the Company to continue the required testing through Phase I, II and III human testing.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Development Stage - Because the Company has not commenced principal operations, it is considered a "Development Stage Enterprise" as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

         Pricing of Common Stock and Options to Purchase Common Stock The Company's Board of Directors determines the issuance price of its common stock and options to purchase common stock to be fair market value, based on a good faith estimate which is derived from recent issuance of common stock to unrelated parties and/or from common stock market quotations, after giving effect to the restricted nature of the stock issued.

         Property and Equipment - Property is recorded at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the related assets, ranging from three to ten years, or lease term, if applicable.

         Patents - Patent costs are being amortized over the lesser of the remaining life of the patent or the estimated useful life of the related product, ranging from eight to ten years. The Company evaluated recoverability of patents on at least an annual basis by comparing the estimated resale value of the patents to the remaining carrying values. An adjustment to the carrying value of the patent rights would be made if the estimated resale value of the patents is determined to be insufficient to recover such value.

         Reclassification - Certain amounts as previously reported have been reclassified to conform to the 1996 presentation.



3.       COMMITMENTS AND CONTINGENCIES

         Employment Contracts - The Company has employment agreements with certain officers and an employee with aggregate future commitments of $411,000 in 1997 and $272,000 in 1998.

         Consulting Agreements - The Company has an equity finance agreement with an individual which provides for commissions of 6% to be paid in cash or common stock, in exchange for raising at least $5,000,000 in equity financing after May 7, 1996. As of July 31, 1996, no amounts were due under this agreement. The agreement expires on May 7, 1997.

         During fiscal 1995, the Company entered into a consulting agreement with an unrelated party which requires monthly payment of $5,000 and expired in December 1995. In conjunction with this agreement, the Company issued warrants to purchase 100,000 shares of the Company's common stock at $1.00 per share, which exceeded the fair market value at the date of the agreement. The warrants expire in April 1999.

         Litigation - The Company is subject to litigation in the normal course of the business, none of which management believes will have a material adverse effect on the Company's financial statements as of July 31, 1996.

4.       LICENSE AGREEMENTS

         The Company has various exclusive and non-exclusive license agreements with an unaffiliated entity providing for the rights to manufacture, use and sell certain licensed products. In exchange for these rights the Company is required to pay royalties of the greater of 3 1/2% of net sales or $30,000, $140,000 and $150,000 for the years ended April 30, 1997, 1998 and 1999 and $200,000 per year, thereafter. These agreements expire at various dates through the expiration of the patents.

5.       STOCKHOLDERS' EQUITY

         In connection with a funding in 1995, the Company issued a warrant providing for the purchase of up to 500,000 shares of its common stock at $0.60 per share, which approximated the fair market value of the warrant. The warrants expire in April 1998.

         On July 28, 1996 the Company issued 1,000,000 shares of its common stock under a Regulation S subscription agreement to an offshore company, Caymus Capital, Ltd., for a $200,000 investment.

         On July 5, 1996 the Company issued 2,869,191 shares of common stock to officers and directors for the cancellation of $ 581,763 of loans made to the corporation and for salaries and expenses remaining unpaid as at July 5, 1996.

         On July 5, 1996 the Company issued an employee bonus of 222,100 shares of common stock to all employees other than officers and directors. An expense of $44,420 was made at $0.20 per share for said bonus.


                       SYNTHETIC BLOOD INTERNATIONAL, INC
                          (A Development Stage Company)

                          Part I- Financial Information

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

First Quarter of 1996 and 1995.

The Research and Development expenses for the three months period ended July 31, 1996 was $279,180, compared to $173,054 for the same period in the prior year. This increase was due to a significant increase in research personnel, research support personnel, animal acquisition, supplies, equipment and outside independent laboratory confirmation of test results.

General and Administrative expenses for the three months period ended July 31, 1996 were $336,814, respectively, compared to $182,552 for the same period in the prior year. This increase was due to a nonrecurring charge of $240,000 and $86,000 relating to and incurred in conjunction with a standby funding agreement and the issuance of stock for a financing commission. In addition added administrative staff and higher travel and office expense was needed to support the increased research staff.

The net loss for the three months ended July 31, 1996 was $617,406, compared to $345,190 for the same period in the prior year. This represented significant increased staffing for research and production personnel and outside laboratory animal research costs as well as the standby funding and commission agreement charge.


LIQUIDITY AND CAPITAL SOURCES

The Company has financed its operations since September 1990, when the current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of July 31, 1996 the Company had $19,968 in total current assets and a working capital deficit of $394,288.

The Company is in the pre-clinical trial stage in the development of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market its products. This additional development and testing and if approved, the FDA required clinical testing will require significant additional financing. Management is actively pursuing strategic alliance and joint venture agreements to enable the Company to develop its products. There can be no assurance that FDA approval will be granted, once applied for, or that necessary funding will be obtained.

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)

                            Part II-Other Information

Item 1.           Legal Proceedings.

                           None

Item 2.           Changes in Securities.

                           None

Item 3.           Defaults Upon Senior Securities.

                           None

Item 4.           Submission of Matter to a Vote of Security Holders.

                           On May 23,1996 the shareholders of the company approved by written consent an amendment to the Certificate of Incorporation which eliminated preemptive rights of stockholders. The number of shares voting for the amendment was 21,602,910, the number of shares voting against the amendment was 65,930, and 7900 shares abstained.

Item 5.           Other Information

                           None

Item 6.           Exhibits and Reports on Form 8-K.

                  None
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SYNTHETIC BLOOD INTERNATIONAL, INC.
                                          -----------------------------------
                                                      (Registrant)


    9/13/96                               /S/ Robert J. Larsen
- ---------------                           --------------------------------------
    (Date)                                Robert J. Larsen, Secretary/Treasurer