Form 10-Q
period 1996-10-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 1996-12-16
CIK 34956

                       SYNTHETIC BLOOD INTERNATIONAL, INC.

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended       October 31, 1996
                               -------------------------------------------------
Commission File Number        2-31909
                       ---------------------------------------------------------

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             New Jersey                                   22-3067701
   ------------------------------                  -------------------------
      (State of Incorporation)                      (IRS Employer ID Number)


            402 West Broadway Street, Suite 400, San Diego, CA 92101
--------------------------------------------------------------------------------

                                  619-595-4829
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                              YES   (X)     NO   ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996.

         38,485,094 shares of common stock par value $0.01
--------------------------------------------------------------------------------

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                               October 31,   April 30,
                                                                  1996        1996
                                                               (Unaudited)  (Audited)
                                                            -----------     -----------
Current Assets:
  Cash                                                      $   138,760     $    76,312
  Receivables                                                   200,000
  Prepaid Expense                                                 9,126          29,812
                                                            -----------     -----------
    Total Current Assets                                    $   347,886     $   106,124

Property & Equipment, net                                       191,619         202,167

Other Assets:
  Patents and Technology                                         88,585          85,648
                                                            -----------     -----------
Total Assets                                                $   628,090     $   393,939
                                                            ===========     ===========

                      LIABILITIES AND STOCKHOLDERS'S EQUITY

Current Liabilities:
  Accrued Expenses                                          $   308,086     $   277,340
  Stockholders loans                                              4,027         246,701
  Accrued Payroll & Other                                        65,115         450,928
                                                            -----------     -----------

Total Current Liabilities                                   $   377,228     $   974,969

Capital lease obligations                                   $    12,211     $    16,573
                                                            -----------     -----------

Total Liabilities                                           $   389,439     $   991,542

Stockholder's Equity:
  Common Stock $0.01 par
   Value: Authorized
   100,000,000 shares
  Issued & outstanding
   38,485,094 & 31,030,382                                  $   384,851     $   310,304
  Additional Paid in capital                                  7,043,609       5,468,849
  Stock Subscribed                                              200,000
  Deficit Accumulated since
   Development Stage                                         (7,389,809)     (6,376,756)
                                                            -----------     -----------
Total Stockholder's Equity
  (Deficit)                                                 $   238,651     $ ( 597,603)
                                                            -----------     -----------
Total Liabilities &
  Stockholder's Equity                                      $   628,090     $   393,939
                                                            ===========     ===========


                 See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                              Accumulated
                               during the               Six Months Ended
                               development                 October 31,

                                  stage                1996         1995
                               -----------        -------------------------
                                                          (Unaudited)
Expenses:

 Research and
  development                  $ 2,682,349        $   284,047   $   625,289


 General and
  administrative                 4,662,074            724,946       805,692


 Interest                           93,036              4,323         5,318
                               -----------        -----------   -----------


  Total Expense                  7,437,459          1,013,316     1,436,299


  OTHER INCOME                      47,650                263         5,650
                               -----------        -----------   -----------


  NET LOSS                     $(7,389,809)       $(1,013,053)  $(1,430,649)
                                                  ===========   ===========


  NET LOSS PER SHARE                                   $(0.03)       $(0.05)

  WEIGHTED AVERAGE
   NUMBER OF SHARES
    OUTSTANDING                                    32,274,295    28,910,459

                                                  ===========   ===========

                 See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS

                                              ACCUMULATED           SIX  MONTHS           SIX  MONTHS
                                              during the          ended October 31,     ended October 31,
 CASH FLOWS FROM OPERATING                    development               1996                 1995
  ACTIVITIES:                                   stage

Net loss                                     $(7,388,863)            $(1,013,053)         $(1,378,528)
Adjustments to reconcile net
  cash used in operating activities:
  Depreciation and amortization                  165,925                  10,548               18,142
  Write down other assets                        126,800
  Issuance of compensatory stk options           118,500
  Contribution of capital through
   services rendered                              30,000
Changes in operating assets and
    liabilities:
    Accounts receivable
 Prepaid expenses & other assets                   9,126                  20,686               42,546
    Accounts payable and accrued
      expense                                    355,067                (355,067)            (228,748)
                                              ----------              ----------           ----------
      Net cash used in operating
       activities                             (6,583,445)             (1,336,886)          (1,089,092)
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of other assets                        (264,599)
Purchase of property and equipment              (255,992)                ( 2,937)             (33,926)
                                              ----------              ----------           ----------
      Net cash used in investing
       activities                               (520,591)                ( 2,937)             (33,926)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from sale of common stock             5,177,721                 819,500              371,699
Payments on capital lease obligations            (22,405)                 (4,362)             ( 8,724)
Proceeds from issuance of notes
 payable to stockholder                          446,701                                      ( 6,930)
Contribution of capital stockholder               35,700
Stock subscription                              (200,000)               (200,000)
Proceeds from convertible debentures             780,000
Issuance of stock for services                 1,360,593               1,028,861
Repayments of notes payable                     (335,514)               (242,674)
                                              ----------              ----------           ----------
      Net cash provided by financing
       activities                              7,242,796               1,402,269              356,045

NET DECREASE IN CASH AND CASH
  EQUIVALENTS:                                   138,760                  62,448             (766,973)

CASH AND CASH EQUIVALENTS,
  beginning of period                                                     76,312              767,825
CASH AND CASH EQUIVALENTS,
  end of period                               $  138,760              $  138,760           $      852
                                              ==========              ==========           ==========
Cash paid for Interest                        $   89,429              $    4,322           $      904
              Taxes                                4,800                     800                  800


See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1996

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at October 31, 1996, and the results of its operations and its cash flows for the six month period ended October 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

         The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996 filed with the Securities and Exchange Commission on August 29, 1996.

         Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and has accumulated losses from operations amounting to $7,389,809. The Company is in the pre-clinical trial stage of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market the products. The additional development and testing will require significant additional financing. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow, to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions or that the FDA approval will be granted, once applied for. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time. Additional funding will be necessary which will require future private placements and/or joint ventures to enable the Company to continue the required testing through Phase I, II and III human testing.

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

         Consulting Agreements - The Company has an equity finance agreement with an individual which provides for commissions of 6% to be paid in cash or common stock, in exchange for raising at least $5,000,000 in equity financing after May 7, 1996. As of October 31, 1996, no amounts were due under this agreement. The agreement expires on May 7, 1997.

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

         Litigation - The Company is subject to litigation in the normal course of the business, none of which management believes will have a material adverse effect on the Company's financial statements as of October 31, 1996.

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

         On August 29, 1996 the Company issued 1,000,000 shares of common stock to Robert Nicora, an outside consultant as a bonus for services rendered to the company. An expense of $10,000 was made at $0.20 per share for said bonus.

         On August 2, 1996 the company issued 133,500 shares of common stock to Jan Glines for the payment of $19,500 or $0.15 per share.

         On August 6, 1996, the company issued 100,000 shares of common stock to Mary Harvey for services rendered to the company. An expense of $20,000 or $0.20 per shares was made for the payment.

         On October 2, 1996, the company issued 40,000 shares of common stock to CeCe Wilkens for cancelling $6,000 owed to her company Wilkens Communications. An expense of $2,000 was made for this issuance.

         On October 2, 1996, the company issued 40,000 shares of common stock to Jeremy Andrus as payment for services rendered to the company. An expense of $8,000 was made for this issuance.

         On August 29, 1996 the Company issued 1,000,000 shares of its common stock under a Regulation S subscription agreement to an offshore company, Caymus Capital, Ltd., for a $200,000 investment.

         On October 16, 1996 the Company issued 2,000,000 shares of its common stock under a Regulation S subscription agreement to Argos Invest Consult AG, a Zurich Switzerland asset manager, for a $200,000 investment.

                       SYNTHETIC BLOOD INTERNATIONAL, INC
                          (A Development Stage Company)

                          Part I- Financial Information

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Second Quarter of 1996 and 1995.

The Research and Development expenses for the six months period ended October 31, 1996 were $284,047, compared to $625,289 for the same period in the prior year. This decrease was due to a significant reduction in research personnel, research support personnel, and outside independent laboratory confirmation of test results. The development activities were primarily concerned with the patenting activity.

General and Administrative expenses for the six month period ended October 31, 1996 were $724,946, compared to $805,692 for the same period in the prior year. The decrease for the six months period reflected lower travel and office expenses for the period.

The net loss for the six month period ended October 31, 1996 was $1,013,053, compared to $1,430,649 for the same period in the prior year. This decrease for the six month period represents the reduction of research staff and outside laboratory testing.

LIQUIDITY AND CAPITAL SOURCES

The Company has financed its operations since September 1990, when the current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of October 31, 1996 the Company had $347,886 in total current assets and a working capital deficit of $29,342.

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

                           None

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

                                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                                      -----------------------------------
                                                   (Registrant)


12/13/96____________                _____//SS//SS//______________________
   (Date)                                Robert J. Larsen, Secretary/Treasurer