Form 10-Q
period 1997-01-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 1997-03-13
CIK 34956

                       SYNTHETIC BLOOD INTERNATIONAL, INC.



                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 1997


Commission File Number        2-31909

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

       New Jersey                                 22-3067701
(State of Incorporation)                    (IRS Employer ID Number)

            402 West Broadway Street, Suite 400, San Diego, CA 92101

                                  619-595-4829
              (Registrant's telephone number, including area code)


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

                          YES   (X)     NO   ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1997.

                38,485,094 shares of common stock par value $0.01

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                     ASSETS

                                       January 31,         April 30,
                                          1997               1996
                                       (Unaudited)        (Audited)
Current Assets:
  Cash                                $     7,560        $    76,312
  Prepaid Expense                          25,021             29,812
                                      -----------        -----------
    Total Current Assets              $    32,581        $   106,124

Property & Equipment, net                 167,901            202,167

Other Assets:
  Patents and Technology                  104,708             85,648
                                      -----------        -----------
Total Assets                          $   305,190        $   393,939
                                      ===========        ===========


                      LIABILITIES AND STOCKHOLDERS'S EQUITY

Current Liabilities:
  Accrued Expenses                    $   390,093        $   277,340
  Stockholders loans                       41,046            246,701
  Accrued Payroll & Other                 158,960            450,928
                                      -----------        -----------

Total Current Liabilities             $   590,099        $   974,969

Capital lease obligations             $     4,942        $    16,573
                                      -----------        -----------

Total Liabilities                     $   595,041        $   991,542

Stockholder's Equity:
  Common Stock $0.01 par
   Value: Authorized
   100,000,000 shares
  Issued & outstanding
   38,485,094 & 31,030,382            $   384,851        $   310,304
  Additional Paid in capital            7,043,609          5,468,849
  Stock Subscribed                        200,000
  Stock subscription receivable          (190,000)
  Deficit Accumulated since
   Development Stage                   (7,728,310)        (6,376,756)
                                      -----------        -----------
Total Stockholder's Equity
  (Deficit)                           $  (289,851)       $ ( 597,603)
                                      -----------        -----------
Total Liabilities &
  Stockholder's Equity                $   305,190        $   393,939
                                      ===========        ===========

See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                            Accumulated
                            during the              Three Months Ended                      Nine Months Ended
                            development                  January 31,                            January 31,
                              stage               1997                  1996              1997               1996
                              -----               ----                  ----              ----               ----

                                                          (Unaudited)                            (Unaudited)
Expenses:
Research and
 development              $  2,805,729        $    156,628        $    194,322        $    408,264        $    882,356

General and
 administrative              4,874,862             165,790             275,221             936,895             990,336

Interest                        95,437               2,401               1,238               6,724               8,364
                          ------------        ------------        ------------        ------------        ------------

 Total Expense               7,776,028             324,819             470,781           1,351,883           1,881,056


 OTHER INCOME                   47,718                  68                  87                 330               5,824
                          ------------        ------------        ------------        ------------        ------------


 NET LOSS                 $ (7,728,310)       $   (324,751)       $   (470,694)       $ (1,351,554)       $ (1,875,319)
                                              ============        ============        ============        ============

 NET LOSS PER SHARE                           $      (0.01)       $      (0.02)       $      (0.04)       $      (0.06)

 WEIGHTED AVERAGE
  NUMBER OF SHARES
   OUTSTANDING                                  38,485,094          29,121,399          38,485,094          28,866,702
                                              ============        ============

See accompanying notes to the financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS


                                              ACCUMULATED       NINE  MONTHS       NINE  MONTHS
                                               during the     ended January 31,  ended January 31,
 CASH FLOWS FROM OPERATING                     development          1997               1996
  ACTIVITIES:                                    stage
Net loss                                     $(7,728,310)       $(1,351,554)       $(1,875,319)
Adjustments to reconcile net
  cash used in operating activities:
  Depreciation and amortization                  190,095             34,718             26,881
  Write down other assets                        126,800
  Issuance of compensatory stk options           118,500
  Contribution of capital through
   services rendered                              30,000
Changes in operating assets and
    liabilities:
    Accounts receivable
Prepaid expenses & other assets                   25,021              4,791             40,252
    Accounts payable and accrued
      expense                                    928,030            217,484            495,277
                                             -----------        -----------        -----------
      Net cash used in operating
       activities                             (6,359,906)        (1,094,561)        (1,312,909)
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of other assets                        (283,659)           (19,060)           (16,833)
Purchase of property and equipment              (253,055)                              (25,953)
                                             -----------        -----------        -----------
      Net cash used in investing
       activities                               (536,714)           (19,060)           (42,786)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from sale of common stock             4,987,721            629,500            547,144
Payments on capital lease obligations            (29,674)           (11,631)            (8,723)
Proceeds from issuance of notes
 payable to stockholder                          513,526             66,825             74,658
Contribution of capital stockholder               35,700
Proceeds from convertible debentures             780,000
Issuance of stock for services                   734,407            402,675
Repayments of notes payable                     (117,500)           (42,500)
                                                                -----------        -----------
      Net cash provided by financing
       activities                              6,904,180          1,044,869            614,079
NET DECREASE IN CASH AND CASH
  EQUIVALENTS:                                     7,560            (68,752)          (741,616)
CASH AND CASH EQUIVALENTS,
  beginning of period                                                76,312            767,825
CASH AND CASH EQUIVALENTS,
  end of period                              $     7,560        $     7,560        $    26,209
                                             ===========        ===========        ===========
Cash paid for Interest                       $    95,153        $     5,724        $       904
              Taxes                                4,800                800                800

Non-cash Transactions: Stock subscription on October 16, 1996 for $200,000 by QueQui, Ltd. The Company issued stock to retire note payable to stockholders in the amount of $229,980. The Company issued stock to pay salaries and consulting fees totaling $343,853. See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 1997

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at January 31, 1997, and the results of its operations and its cash flows for the three month and nine month periods ended January 31, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

         The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996 filed with the Securities and Exchange Commission on August 29, 1996.

         Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and has accumulated losses from operations amounting to $7,727,471. The Company is in the pre-clinical trial stage of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market the products. The additional development and testing will require significant additional financing. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow, to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions or that the FDA approval will be granted, once applied for. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time. Additional funding will be necessary which will require future private placements and/or joint ventures to enable the Company to continue the required testing through Phase I, II and III human testing.

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

         Consulting Agreements - The Company has an equity finance agreement with an individual which provides for commissions of 6% to be paid in cash or common stock, in exchange for raising at least $5,000,000 in equity financing after May 7, 1996. As of January 31, 1997, no amounts were due under this agreement. The agreement expires on May 7, 1997.

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

         Litigation - The Company is subject to litigation in the normal course of the business, none of which management believes will have a material adverse effect on the Company's financial statements as of January 31, 1997.

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

         On August 2, 1996 the Company issued 50,000 shares of common stock to Robert Nicora, an outside consultant as a bonus for services rendered to the company. An expense of $10,000 was recognized at $0.20 per share for said bonus.

         On August 2, 1996 the company issued 133,500 shares of common stock to Jan Glines for the payment of $19,500 or $0.15 per share.

         On August 6, 1996, the company issued 100,000 shares of common stock to Mary Harvey for services rendered to the company. An expense of $20,000 or $0.20 per shares was recognized for the payment.

         On October 2, 1996, the company issued 40,000 shares of common stock to CeCe Wilkens for cancelling $6,000 owed to her company Wilkens Communications. An expense of $2,000 was recognized for this issuance.

         On October 2, 1996, the company issued 40,000 shares of common stock to Jeremy Andrus as payment for services rendered to the company. An expense of $8,000 was recognized for this issuance.

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

                       SYNTHETIC BLOOD INTERNATIONAL, INC
                          (A Development Stage Company)

                          Part I- Financial Information

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Third Quarter of 1997 and 1996.

The Research and Development expenses for the three and nine month periods ended January 31, 1997 were $156,628 and $408,264 respectively, compared to $194,322 and $882,356 for the same periods in the prior year. This decrease was due to a significant reduction in research personnel, research support personnel, and outside independent laboratory confirmation of test results. The development activities were primarily concerned with the patenting activity.

General and Administrative expenses for the three and nine month periods ended January 31, 1997 were $165,790 and $936,895 respectively, compared to $275,221 and $990,336 for the same periods in the prior year. The decrease for the three month and for the nine months period reflected lower payroll, travel and office expenses for the periods.

The net loss for the three and nine month periods ended January 31, 1997 was $324,751 and $1,351,554 respectively, compared to $470,694 and $1,875,319 for the same periods in the prior year. This decrease for the three and nine month period represents the reduction of research staff and outside laboratory testing as well as concentrating on testing for patent purposes only.

LIQUIDITY AND CAPITAL SOURCES

The Company has financed its operations since September 1990, when the current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of January 31, 1997 the Company had $ 32,581 in total current assets and a working capital deficit of $557,518.

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

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                       ----------------------------------
                                  (Registrant)


 3/14/97                                _____//SS//SS//______________________
--------------------
   (Date)                           Robert J. Larsen, Secretary/Treasurer