Form 10-K405
period 1997-04-30
SYNTHETIC BLOOD INTERNATIONAL INC
filed 1997-07-29
CIK 34956

                                    FORM 1O-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C., 20549

                                   FORM 1O-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended April 30, 1997

                           Commission File No. 2-31909

                       SYNTHETIC BLOOD INTERNATIONAL, INC.


New Jersey                                        22-3067701
----------------------------------------------------------------------------
(State of Incorporation)                          (IRS Employer I.D. Number)

        402 West Broadway Street, Suite 400, San Diego, California, 92101
        -----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

(2)              YES (X) NO

        Indicate by check mark if disclosure of delinquent filings pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be continued, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


                 YES (X)  NO

        The aggregate market value of the shares held by non-affiliates of the registrant (assuming officers, directors and 10% shareholders are affiliates) was approximately $ 5,564,872 based on the closing bid price of the Registrants Common Stock on April 30, 1997 of $0.15 per share.

                                     PART 1

Item 1 - BUSINESS

        Synthetic Blood International, Inc. ("SBI" or the "Company") is a development-stage company which is developing OXYCYTE, a proprietary synthetic blood emulsion and FLUOROVENT, a neat liquid for assisting oxygen exchange in damaged or diseased lungs for human and non-human applications based upon perfluorocarbon ("PFC") technology. In addition the Company has developed an Implantable continuous reading glucose biosensor. The Company is now in the Preclinical stage and is completing independent animal testing necessary for the preparation of applications with the United States Food and Drug Administration ("FDA") for approval to market these products. After the submission to the FDA, the Company's products will require extensive clinical testing before FDA approval may be granted. No assurance may be given that FDA approval will be granted.

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

        The Company began conducting business in its current form in September 1990, shortly thereafter changed its name to Synthetic Blood International, Inc., and revised its business purpose to developing a line of red blood cell substitutes. During this period part of the current management team began as officers and directors


MARKET

        According to independent industry sources which the Company believes are reliable, the total future market potential for synthetic blood worldwide is now estimated to be $10-$15 billion. The United States market is estimated by the Company to account for up to 35% of this total. The Company believes the growth potential for the synthetic blood market is substantial, although there can be no assurance as to when, if ever, any applications for such blood substitutes will be approved by the FDA and introduced into the market, and if so, whether any particular market size will be achieved.

        If appropriate regulatory approvals are obtained, several major applications for synthetic blood are generally envisioned and are being developed by many companies. The sole existing application for synthetic blood approved by the FDA for commercial use is balloon angioplasty, for which Fluorosol-DA (20%), a PFC-based blood substitute, has been approved. Industry sources indicate that the largest number of recipients of synthetic blood would be patients involved in various surgeries, and would represent approximately 54% of the total demand. Other major applications for synthetic blood are for procedures related to thrombolytics (anti-blood clotting), cancer, traumas, sickle cell anemia and organ transplantation. Each application would require a particular type of PFC emulsion as treatment, as the properties of PFC's can vary significantly, depending on their molecular weight, boiling point and physical structure. Although one perfluorocarbon could eventually be used in all applications, the Company believes it may be advantageous to have emulsions of different perfluorocarbons available.

        Approximately 600,000 adult inpatients receive treatment with a mechanical respirator annually in the U.S. This together with 80,000 neonates born each year with severe respiratory disorders suggests a potential market for FLUOROVENT(TM) in the range of $500 millions for hospital inpatients alone.

        The Company believes the potential market for an Implantable self-fueling glucose sensor was significantly increased by the announcement at the June 1993 annual meeting of the American Diabetes Association that, "Complications of the disease (diabetes) could be prevented or delayed ... when diabetics closely monitored their blood sugar levels with a special meter throughout the day and injected themselves with insulin four to seven times daily to keep their blood sugar at near-normal level". The total potential market is now estimated to exceed $1 billion annually.

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

TECHNOLOGY

        PFC's consist principally of carbon and fluorine atoms. Fluorine is, under normal conditions, a gas, obtainable from the widely available mineral fluorite (calcium fluoride). The PFC's are chemically inert, causing no chemical reactions when in contact with other substances, are biologically inert and have no effect on healthy organ function when given in clinical doses.

        Earlier studies had shown that oxygen and carbon dioxide, gases which are essential to mammal breathing, are highly soluble in certain fluorocarbon liquids. This fact suggested that such liquids could support respiration in mammals. Beginning in 1965, Dr. Clark demonstrated in a series of laboratory tests that mice could survive, and breathe, while they were immersed in a PFC liquid. Dr. Clark's experiments also indicated that PFC's could perform the same basic functions as red blood cells, i.e., as life-supporting, intravascular oxygen and carbon dioxide transport agents. In fact, the Company believes PFC's can exceed the performance of red blood cells in certain functions.

        Since the mid 1960's, one aspect of research and development efforts has been to determine which PFC's are safest for intravascular use in humans. In this regard, the molecular weight and structure of PFC'S, which affect the rate at which they are expelled from the body, have been of key importance.

        PFC'S leave the body by evaporation, mainly through the lungs. Depending on the molecular structure and boiling point of a given PFC, the process of evaporation can be as short as a few days, or as long as 100 years. This process determines the length of time that the PFC's stay in certain organs of the body such as the spleen and liver (referred to as "dwell time"). Generally, the heavier the PFC molecule, (i.e., the more carbon and fluorine atoms it contains), the longer the dwell time.

        Certain PFC molecular structures are known by the Company to cause undesirable side effects in laboratory test animals, which are believed to be related to how quickly PFC's leave the body. Some types of PFC'S with a very short body dwell time, when administered intravascularly, have been shown to cause an enlargement of the lungs in laboratory test animals. Other types of PFC'S, with very long dwell times, have been found to not cause any significant side effects. Based on the Company's review of FDA approval procedures for PFC'S, the Company has concluded that the FDA apparently considers PFC'S with very long body dwell time as generally unacceptable. A therapeutic agent such as PFC's may be perceived as better when it is eliminated quickly from the body after performing its intended function.

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

        The products under development could be used to enhance radiation treatment and chemotherapy. Because malignant tumors or cancers contain less oxygen than normal tissue and the Company's products carry more oxygen than red cells, the use of PFC'S could result in a much higher presence of oxygen at the tumor site. Consequently lower effective doses of chemotherapeutics or radiation may be used in the treatment of certain cancers in conjunction with the Company's products under development.

        The Company's products are expected to carry as much oxygen as red blood cells but because they carry oxygen at high oxygen tensions they can exchange a greater amount of oxygen. Unlike hemoglobin and human blood, PFC'S do not require blood-typing or cross matching and they do not transmit disease. During cardioplegia (surgical arrest of the heart for open heart surgery), studies have been performed using PFC'S in place of whole blood or the plasma expanders such as saline or dextran, which demonstrated that the oxygen transport characteristics were superior to those of the expanders. PFC'S can also be used to prime the heart-lung machines, eliminating the reliance on scarce and potentially dangerous human blood.


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

        PFC'S are based on elements and minerals which occur naturally and are in abundant supply. PFC'S must be emulsified with a surfactant and mixed with "salt" water, before it can be administered intravenously.

        Bovine hemoglobin is derived from cows, blood. It is not compatible with human blood and, therefore, requires substantial processing in order to become usable. Various proteins present in bovine blood must be eliminated lest they cause an immune response in humans.

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

        There are a number of companies and researchers attempting to develop an Implantable glucose sensor or other approaches which include the use of infrared light rays, drawing glucose through the skin surface and other noninvasive mechanical devices. None of these methods have been successful in spite of the renewed emphasis on the development of such a sensor. There are over 125 public and closely held companies involved worldwide in the development of synthetic blood and related products.

MANUFACTURING AND SOURCES OF SUPPLY

        PFC'S, traditionally manufactured as lubricants for military and industrial use, are available from a large number of sources. However, the degree of purity ultimately required by the FDA for the use of PFC'S for medical purposes could limit the sources for raw materials. Surfactants are also generally available, although quality varies. between different manufacturers. Certain types of egg yolk phospholipids are superior to others. Saline or Ringer Is solution is available from multiple sources and is relatively standard in quality.

PATENTS AND PROPRIETARY RIGHTS

        OXYCYTE(TM) is based on the molecular structure of certain PFC'S, that provides equal or greater oxygen carrying capacity, greater ability to be stored at room temperature, greater dwell-time in the blood stream but less dwell time in the liver and spleen, and fewer side-effects than many of the synthetic blood products of its competitors.

        Patent application No. 08-242-310, filed May 13, 1994 is for "A Method of Assisting Normal Breathing in a Mammal Having a Lung Disorder". It utilizes one of the PFC'S being developed for a synthetic blood emulsion for therapeutic treatment of certain lung disorders. It contains 13 claims which have been approved by the patent examiner and is scheduled for issuance by October 1997.Foreign application filed in December 1996 in Canada, Australia, Japan and in the European Communities.

        A Continuation-in-Part was filed May 12, 1995 for 14 additional claims of the above by mixing two or more PFC compounds to achieve different exhalation rates, or dwell time. Additional patent applications are in the process of being prepared by the Company for composition of matter, method of purification, and new improved emulsion formula.

        A "Glucose Sensor" patent application was filed in December 1996 for a method of restricting the flow of glucose through the outer filter membrane and the ability to store oxygen in the sensor. This enables the implanted sensor to operate in the low oxygen and high glucose levels found in body tissues. This application contains 32 claims.

        An "Implantable Sensor Employing an Auxillary Electrode" patent application was filed in January 1997 containing 20 claims covering the design of the titanium case as a reference electrode. This alleviates the need to force the reference electrode to carry the current allowing the reference electrode to remain constant and stable, improving the accuracy of the glucose measurement.

        Additional patent applications are in the process of preparation and will be filed soon for "A Copolymer Screen Membrane with Enhanced Oxygen Transport for Use in an Implanted Biosensor"and "A Method of Correcting the Temperature Coefficient of the Glucose Probe Output Signal".

        Pursuant to Dr. Clark's Employment Agreement, all of his intellectual property not already assigned to third parties were assigned to the Company.


        GOVERNMENT REGULATION

        All of the Company's proposed products will require governmental approval before production and marketing can commence. The regulatory approval process is administered by the FDA in the United States, and by similar agencies in foreign countries. FDA review of new drugs, devices or biologicals is an uncertain, costly and lengthy process. Various state, federal and foreign statutes also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products. ongoing compliance with these requirements can require the expenditure of substantial resources.

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

        EMPLOYEES

        On April 30, 1997, the Company employed 9 individuals, three of whom were executive and scientific personnel with Ph.D's, three are executives, three are technicians. None of its employees are currently represented by a union or any other form of collective bargaining unit.

ITEM 2 - PROPERTIES

        The Company owns no real property and currently leases on a month to month basis its administrative offices at 402 West Broadway Street, Suite 400, San Diego, California 92101. The Company rents laboratories at the Charles F. Kettering Research Laboratories, Antioch University in Yellow Springs, Ohio. These facilities originally were provided to Dr. Clark for his teaching services and partly paid by the National Institutes of Health research grant. The Company has since negotiated a one year lease with options to renew annually on the premises and expanded its laboratory, general and administrative space. The lease was not renewed this year and it is rented on a month to month basis currently $3,700 per month. In addition the company leases office and workshop space at the Kettering Research Center in Kettering, Ohio. The current monthly rent is $1,200 per month.


        ITEM 3 - LEGAL PROCEEDINGS

        A legal action against Wright State University and its officers and directors to protect the privacy of research records held by them under the Federal Animal Protection Act was settled satisfactorily in June 1996. Two addition actions have been filed by former employees alleging unfair treatment during a temporary layoff in December 1995. A contingent liability of $124,000 has been booked to this years expense, however the Company plans to aggressively pursue a settlement at a lower cost.


        ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        None.

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

                                              1997                         1996
               Quarter          Low           High           Low           High
                lst            $ .25          $.65          $ 1/4          $ 3/4
                2nd              .24           .55           7/16           1.00
                3rd              1/8           .18           1/16            7/8
                4th              1/8           .18           1/16            1/2

        As of April 30, 1997 the approximate number of holders of the Common stock of the Company was 930. To the best knowledge of management, the Company has never paid dividends since the date of its incorporation. The Company does not expect to declare or pay dividend in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

                                   April 30,      April 30,       April 30,      April 30,        April 30,
                                     1993           1994            1995           1996             1997
                                  --------------------------------------------------------------------------
Income                            $       811     $      698     $    35,181     $     5,916     $       914
                                  -----------     ----------     -----------     -----------     -----------

Total Expenses                    $   720,437     $  874,997     $ 1,917,004     $ 2,352,143     $ 1,911,290
                                  -----------     ----------     -----------     -----------     -----------

Net Loss from
Operations                        $   719,626     $  874,299     $ 1,881,823     $ 2,346,227     $ 1,910,376
                                  -----------     ----------     -----------     -----------     -----------

Net Loss per share
based on weighted
Shares outstanding                 17,990,650     21,857,475       26,33,838      28,894,248      36,053,557
                                        $0.04          $0.04          $.0.07           $0.08           $0.05

Total Assets                      $   386,368     $3,075,689     $ 1,179,085     $   393,939     $   318,163

Total Liabilities                 $   261,866     $  490,299     $   117,907     $   974,969     $   600,675

Long Term Debt                              0              0     $    32,736     $    16,573     $         0

ITEM 7 - MANAGEMENTS DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FISCAL 1997 COMPARED TO FISCAL 1996

        The Company is a development-stage company which is developing products in the medical field and therefore has no revenue from operations.

        For the fiscal year ended April 30, 1997, other income decreased to $914 from $5,916 for the fiscal year ended April 30, 1996. This decrease was due to substantially less funds available to earn interest.

        The General and Administrative expenses increased 1.0 % from $1,422,809 in the fiscal year ended April 30, 1996 to $1,437,353 during the fiscal year ended April 30, 1997.

        The Research and Development expenses decreased from $924,093 for the fiscal year ended April 30, 1996 to $460,978 during the fiscal year ended April 30, 1997. This decrease was due to a reduction in staffing and outside testing and raw material costs associated with changing the focus from basic research to product development with the emphasis on patent application filing.

        The interest expense for the fiscal year ended April 30, 1996 was $5,241 compared to the fiscal year ended April 30, 1997 of $12,959. This increase was due to additional finance and carrying charges necessitated by the reduced cash flow.

FISCAL 1996 COMPARED TO FISCAL 1995

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

EQUITY AND CAPITAL RESOURCES

        The Company has financed its operations since September 1990, when current management became involved, through the issuance of debt and equity securities and loans from stockholders. For the fiscal year ended April 30, 1997 the Company had $71,282 in total current assets and a working capital deficit of $529,393 compared to $106,124 in total current assets and a working capital deficit of $868,845 during the fiscal year ended April 30, 1996. The Company raised $600,000 from the sale of Common Stock, $460,775 from stockholder loans and $607,904 of expenses were paid with stock during fiscal year ended April 30, 1997.

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

        During 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS No. 128 requires the Company to disclose a basic and diluted earnings per share calculation. Basic earnings per share (EPS) excludes common stock equivalents from the EPS calculation. The Company will adopt the provisions of SFAS No. 128 with the 1998 financial statements. Basic and diluted EPS, as computed under SFAS No. 128, would not have been materially different from EPS determined in accordance with APB Opinion No. 15 for the periods presented

        FORWARD LOOKING STATEMENTS

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

        ITEM 10- DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE
REGISTRANT

        The directors, officers and key employees of the Company are as follows:

         Name                             Age         Position
         Roger A. Ekbom                   70          Chairman of the Board
                                                      Director

         Gerald D. Schlatter              63          President and Director

         Leland C. Clark, Jr., Ph.D.      78          Vice President, Director
                                                      Research and Develop.
                                                      Director
         Robert J. Larsen                 68          Secretary-Treasurer and
                                                      Director

         Richard E. Hoffmann, Ph.D.       46          Laboratory Director

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

        Gerald D. Schlatter, President and Director since 1990, was President of Delamesa Leasing Co., Irvine, California, prior to joining the Company full time in August 1994. Prior to joining Delamesa Leasing Co. in 1979, Mr. Schlatter was a Marketing Manager of American Hospital supply's New Product Division. He has also held position in marketing the Medical Products Division of Xerox Corporation. Mr. Schlatter obtained his undergraduate degree from the California State University, Fresno, in Business Finance and Labor Law in 1962

        Leland C. Clark, Jr., Ph.D., was appointed Vice President, Director of Research and Development in 1991. Dr. Clark received his Ph.D. in Biochemistry & Physiology at the University of Rochester School of Medicine in 1944. Dr. Clark has held several academic appointments including Professor of Biochemistry in the Department of Surgery in the School of Medicine of the University of Alabama (1958-1968) and at the University of Cincinnati School of Medicine where he was Director of the Division of Neurophysiology, and was Research Professor of Pediatrics at the Children's Hospital Medical center of the University of Cincinnati Medical School(1968-91).

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

ITEM  11 - EXECUTIVE COMPENSATION

        The summary compensation table shows the compensation for Roger A. Ekbom, Chairman and Chief Executive officer, Gerald D. Schlatter, President, Robert J. Larsen, Chief Financial Officer and Secretary-Treasurer of the Company and Dr. Leland C. Clark, Vice President. Mr. Ekbom, Dr. Clark, Mr. Schlatter, and Mr. Larsen have been executive officers for the five years ended April 30, 1997.This information includes the dollar amount of base salaries, bonus awards, stock options and all other compensation, if any, whether paid or deferred.


                           SUMMARY COMPENSATION TABLE
                                                                           Stock Option Incent.  Total
   Name & Position      Year         Salary Bonus   Other Awards   Shares   Payouts     other in $ S    TARS Long Tm.Comp.
Roger A. Ekbom        1997            $ 43,746            0          0         0             0             0    0
                      1996             100,000            0          0         0             0             0    0
Chairman              1995              34,333            0          0         0             0             0    0
                      1994              13,000            0          0         0             0             0    0
                      1993               6,000            0          0         0             0             0    0



Gerald D. Schlatter
                      1997             $87,000            0          0         0             0             0    0
                      1996              96,000            0          0         0             0             0    0
President             1995              85,500            0          0         0             0             0    0
                      1994              13,000            0          0         0             0             0    0
                      1993               6,000            0          0         0             0             0    0


Leland C. Clark, Jr.
                      1997            $ 96,000            0          0         0             0             0    0
                      1996           $114,0000            0          0         0             0             0
Vice President        1995             114,000            0          0         0             0             0    0
                      1994              96,000            0          0         0             0             0    0
                      1993              84,000            0          0         0             0             0    0

Robert J. Larsen      1997           $ 62,502            0          0         0             0             0    0
                      1996            100,000            0          0         0             0             0    0
Chief Financial       1995             72,333       35,000          0         0             0             0    0
Officer               1994             55,000            0          0         0             0             0    0
                      1993             48,000            0          0         0             0             0    0

Stork Option Plan

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

        Options and rights granted pursuant to the Plan are nontransferable by their participants, other than by will or by the laws of descent or distribution, and may be exercised during the lifetime of the participant only by the participant. Appropriate transfer restrictions shall apply to any such stock awards.

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

EMPLOYMENT CONTRACTS

        On April 1, 1995 the Board of Directors approved a three year employment contract with Roger A. Ekbom, Chairman with an automatic renewal for one year annually. The employment contract specifies a base annual salary of $100,000, an automobile allowance, Medical and Dental coverage, $200,000 life insurance payable to the corporation and participation in the 1995 Stock Plan with the right to have an option for 100,000 shares to be granted annually. The contract covers the duties and responsibilities as chief Executive officer for the corporation. As of August 1, 1996 Mr. Ekbom agreed to a 75% reduction in compensation for the balance of the fiscal year.

        On April 1, 1995 the Board of Directors approved an extension of the employment contract of Gerald D. Schlatter to a total of three years with an automatic one year extension annually. The contract added a $200,000 life insurance policy payable to the corporation and participation in the 1995 Stock Plan with the right to have an option for 100,000 shares to be granted annually. The contract covers the duties and responsibilities as chief operating officer for the corporation. As of August 1, 1996 Mr. Schlatter agreed to a 25% reduction in compensation for the balance of the fiscal year.

        On April 1, 1995 the Board of Directors approved a three year consulting contract with Robert J. Larsen with an annual one year automatic extension. The contract specifies an annual consulting fee of $100,000 and includes a $200,000 life insurance payable to the corporation on the life of Robert Larsen and participation in the 1995 Stock Plan with the right to have an option for 100,000 shares to be granted annually. The contract included the duties and responsibilities of Robert Larsen as Chief Financial officer for the corporation. On August 1, 1996 Mr. Larsen agreed to a 50% reduction in compensation for the balance of the fiscal year.

        On October 1, 1991, Dr. Leland C. Clark, Jr., signed a five year contract with the Company as Research and Development Director. That contract has been extended on a month to month basis since October 1, 1996. The annual salary is $120,000. On August 1, 1996 Dr. Clark agreed to a 25% reduction in compensation for the fiscal year.

REPRICING OF OPTIONS

        During the last fiscal year the Company has not adjusted or amended the exercise price of stock options.

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

        MANAGEMENT OWNERS

        Title of             Name of                      Amount & Nature        Percent
        Class                Beneficial                    of Beneficial          of
                             Owner                          Ownership            Class
        Common Stock         Roger A. Ekbom                  1,891,670             4.4%

        Common Stock         Gerald D. Schlatter             1,234,660             2.9%

        Common Stock         Leland C. Clark, Jr.(l)         4,852,900            11.3%

        Common Stock         Robert J. Larsen (2)             1,542,445            3.6%

        All Directors and Officers as a group (4 persons)     5,730,330           18.5%

        (1) Leland C. Clark, Jr., owns 4,283,485 shares, Eleanor W. Clark owns 569,415 for a total of 4,852,900.

        (2) Robert J. Larsen owns 1,542,445 beneficial by virtue of his control of Peso, Inc. and Jada, Inc.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Roger A. Ekbom, a director and Chief Executive officer, loaned the Company $3,560 as of April 30, 1997. Gerald D. Schlatter, a director and Chief Operating Officer, loaned the Company $8,365 as of April 30, 1997. Leland C. Clark, Jr. , a director and Vice President of Research and Development, loaned the Company $62,887 as of April 30, 1997. Robert J. Larsen, a director and Chief Financial officer, loaned the Company $1,167 as of April 30, 1997. These loans totaling $75,979 were made to enable the Company to continue its business operations, pending receipt of additional funding.

ITEM        14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM S-K
            Response to Item 8.
A.          Documents Filed as a Part of This Report:
(1)              FINANCIAL STATEMENTS

(a)                Independent Auditors Report.

(b)                Balance Sheets as of April 30, 1997 & 1996.

(c)                Statements of operations for each of the three years
                               in the period ended April 30, 1997.

(d) Statements of Stockholders, Equity for each of the three years in the period ended April 30, 1997.

(e) Statements of Cash Flows for the three years in the period ended April 30, 1997.

(f)                Notes to the Financial Statements.

                                INDEX TO EXHIBITS

   Exhibits Required by                                     Exhibits to       Exhibits To
   Item 601 of Regulation S-K                                This Year       Prior Reports
       3 (a) Registrants Amended Articles of Incorporation                         A-1

       3 (b) Specimen Form of Common Stock                                          x
                   Certificate

       4 (a)  Specimen three year Warrants to Purchase
                   Stock dated July 24, 1992 with amendments                        x

       4 (b)  Specimen three years Warrants to Purchase
                   Stock dated September 30, 1992 with amendments                   x

       4 (c)  Specimen three year Warrants to Purchase
                   Stock dated November 20, 1992 with amendments                    x

       4 (d)  Warrant to Purchase Stock issued February 28,1994 to American
              Heritage Fund.
       4 (e)  Warrant to Purchase Stock issued July 24, 1992
                   to Cato Portfolio AG                                             x

       4 (f)         Specimen two year Warrant to Purchase Stock dated
                     September 30, 1992 and November 20, 1992                       x

       4 (g)         Warrant to Purchase Stock issued April 29, 1994 to Cato
                     Portfolio AG                                                   x


       (k)            Warrant to Purchase Stock issued August 19, 1993                x
                      and September 9, 1993 to Cato Portfolio

       (1)            Specimen two year Warrants to Purchase Stock issued
                      on various dates from January 21, 1993 to
                      February 23, 1994                                              x

       10(a)          Agreement between the Registrant and Leland C. Clark,
                      Jr., Ph.D. dated October 1, 1991 with amendments, Re:
                      Assignment of Intellectual Property and Trade Secrets          x

       10(b)          Agreement between the Registrant and
                      Keith R. Watson, Ph.D., Re: Assignment of Invention            x

       10(c)          Agreement between the Registrant and Children's
                      Hospital Medical Center dated, July 6, 1992                    x

       10(d)          Agreement between the Registrant and Children's
                      Hospital Medical Center dated, July 6, 1993                    x

       10(e)          Agreement between the Registrant and Children's
                      Hospital Medical Center dated, July 6, 1993                    x

       10(f)          Agreement between the Registrant and Roger R. Ekbom
                      dated, April 1, 1995                                           x

       10(g)          Agreement between the Registrant and Gerald D.
                      Schlatter dated, July 11, 1994 with Amendments                 x

       10(h)            Agreement between the Registrant and Robert J.
                        Larsen dated, April 1, 1995                                  x

       10(i)            Agreement between the Registrant and L.G. Kurtz &
                        Associates dated, July 22, 1994                              x

       10(j)            Agreement between the Registrant and Broadgate
                        Consultant, Inc., dated, July 29, 1994                       x

       10(k)            Agreement between the Registrant and San Diego
                        Contract Research Associates, Inc. dated November 21,
                        1995                                                         x

       10(l)            Agreement between the Registrant and Glen Wegner, M.D.,
                        J.D. dated, April 27, 1995                                   x

       10(m)            Employee Stock Plan dated, April 28, 1995                    x

       10(n)            Indemnification Agreement between the Registrant and
                        members of the Board of Directors dated, April 26, 1995      x

       10(o)            Agreement between the Registrant and Air Products
                        & Chemical, Inc., dated January 30, 1995.                    x

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                       SYNTHETIC BLOOD INTERNATIONAL, INC.




                                      Roger A. Ekbom, Chairman & CEO

                                         By: /S/ ROGER A. EKBOM


                           Robert J. Larsen, Secretary & Chief Financial Officer

                                         BY: /S/ ROBERT J. LARSEN


Dated: 7/22/97

Pursuant to the requirements of Instruction D to Form 10-K under the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The following represent at least a majority of the Board of Directors of the Registrant.


Date                     Name & Title

                         Roger A. Ekbom
                         Chairman of the
7/22/97                  Board of Directors
                         By: /S/ ROGER A. EKBOM


                         Gerald D. Schlatter
7/22/97                  President & Director
                         By: /S/ GERALD SCHLATTER


                         Leland C. Clark, Jr.
                         Vice President &
                         Director


                         Robert J. Larsen
                         Director & Secretary
7 / 22 / 97              Treasurer
                         By: /S/ ROBERT LARSEN

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Synthetic Blood International, Inc.:


We have audited the accompanying balance sheets of Synthetic Blood International, Inc. (the Company) as of April 30, 1997 and 1996 and the related statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended April 30, 1997 and for the period from May 26, 1967 (date of incorporation) to April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The financial statements for the period May 26, 1967 through April 30, 1994 were audited by other auditors and reflected an accumulated net loss of $2,148,706. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Synthetic Blood International, Inc. as of April 30, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, and for the period from May 26, 1967 (date of incorporation) to April 30, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing certain medical products. As discussed in Note 1 to the financial statements, the Company's accumulated losses from operations, negative working capital and operating cash flows, its necessity to obtain additional financing to fund operations until the necessary regulatory approvals are obtained, if ever, and its ability to ultimately attain successful operations, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Costa Mesa, California
June 18, 1997

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS
AS OF APRIL 30, 1997 AND 1996
--------------------------------------------------------------------------------

                                       1997            1996
                                       ----            ----
ASSETS

CURRENT ASSETS:
Cash and cash equivalents           $  53,857        $  76,312
Prepaid expenses:
  Insurance                            11,925           20,686
  Other                                 5,500            9,126
                                    ---------        ---------

                                       17,425           29,812
                                    ---------        ---------

    Total current assets               71,282          106,124

PROPERTY AND EQUIPMENT:
Laboratory equipment                  235,133          235,329
Furniture and fixtures                 68,385           70,064
                                    ---------        ---------

                                      303,518          305,393
Less accumulated depreciation        (166,085)        (103,226)
                                    ---------        ---------

  Property and equipment, net         137,433          202,167

PATENTS, net (Note 2)                 109,448           85,648
                                    ---------        ---------

                                    $ 318,163        $ 393,939
                                    =========        =========


See independent auditors' report and notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)



BALANCE SHEETS
AS OF APRIL 30, 1997 AND 1996 (CONTINUED)
--------------------------------------------------------------------------------

                                                                            1997              1996
                                                                            ----              ----
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of capital lease obligation (Note 3)                    $    16,573        $    17,722
Accounts payable                                                            323,401            277,340
Accrued payroll                                                              50,722            343,641
Other accrued liabilities                                                   134,000             89,565
Notes payable to stockholders (Note 4)                                       75,979            246,701
                                                                        -----------        -----------

    Total current liabilities                                               600,675            974,969

CAPITAL LEASE OBLIGATION, net of current portion (Note 3)                                       16,573

COMMITMENTS AND CONTINGENCIES (Notes 3 and 6)

STOCKHOLDERS' DEFICIT (Notes 5 and 6):
Common stock, par value $0.01 per share; authorized 100,000,000 shares; 42,829,477 and 31,030,382 shares issued and outstanding
  at April 30, 1997 and 1996, respectively                                  428,295            310,304
Additional paid-in capital                                                7,576,325          5,468,849
Deficit accumulated during the development stage                         (8,287,132)        (6,376,756)
                                                                        -----------        -----------

      Total stockholders' deficit                                          (282,512)          (597,603)
                                                                        -----------        -----------

                                                                        $   318,163        $   393,939
                                                                        ===========        ===========




See independent auditors' report and notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997
--------------------------------------------------------------------------------


                                 ACCUMULATED
                                  DURING THE
                                 DEVELOPMENT
                                    STAGE               1997                 1996                1995

EXPENSES:
Research and development         $  2,792,433        $    460,978        $    924,093        $   896,534
General and administrative          5,441,328           1,437,353           1,422,809          1,017,415
Interest                              101,672              12,959               5,241              3,055
                                 ------------        ------------        ------------        -----------

    Total expenses                  8,335,433           1,911,290           2,352,143          1,917,004

OTHER INCOME                          (48,301)               (914)             (5,916)           (35,181)
                                 ------------        ------------        ------------        -----------

NET LOSS                         $ (8,287,132)       $ (1,910,376)       $ (2,346,227)       $(1,881,823)
                                 ============        ============        ============        ===========

NET LOSS PER SHARE                                   $      (0.05)       $      (0.08)       $     (0.07)
                                                     ============        ============        ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING                                         36,053,557          28,894,248         26,333,838
                                                     ============        ============        ===========




See independent auditors' report and notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997
--------------------------------------------------------------------------------

                                                                                            DEFICIT
                                                                                           ACCUMULATED          TOTAL
                                                                          ADDITIONAL       DURING THE        STOCKHOLDERS'
                                         NUMBER OF          COMMON         PAID-IN        DEVELOPMENT         EQUITY
                                          SHARES            STOCK          CAPITAL           STAGE             (DEFICIT)

BALANCES, May 26, 1967                       -           $     -           $    -           $    -            $   -

Issuance of common stock               23,541,043           235,410        2,718,686                         2,954,096

Conversion of convertible
  debentures into common
  stock                                   870,199             8,702          771,298                           780,000

Net losses                                                                                 (2,148,706)      (2,148,706)
                                       ----------           -------        ---------       ----------        ---------

BALANCES, May 1, 1994                  24,411,242           244,112        3,489,984       (2,148,706)       1,585,390

Issuance of common stock,
  net of issuance costs of
  $210,000 (Note 5)                     2,366,667            23,667        1,061,333                         1,085,000

Issuance of common stock to
  employees and compensatory
  options (Note 5)                        218,800             2,188           81,312                            83,500

Common stock issued upon
  conversion of notes payable
  (Note 5)                                500,000             5,000          120,000                           125,000

Exercise of warrants (Note 6)              13,750               137            1,238                             1,375

Contribution of capital through
  services rendered (Note 5)                                                  30,000                            30,000

Net loss                                                                                   (1,881,823)      (1,881,823)
                                       ----------           -------        ---------       ----------        ---------

BALANCES, April 30, 1995               27,510,459           275,104        4,783,867       (4,030,529)       1,028,442



See independent auditors' report and notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


                                                                                            DEFICIT
                                                                                          ACCUMULATED          TOTAL
                                                                           ADDITIONAL     DURING THE        STOCKHOLDERS'
                                       NUMBER OF          COMMON            PAID-IN       DEVELOPMENT         EQUITY
                                        SHARES            STOCK             CAPITAL          STAGE             (DEFICIT)

Issuance of common stock                358,333        $     3,583        $   71,417       $      -          $  75,000

Issuance of common stock
  in conjunction with funding
  agreements and services
  rendered (Note 5)                   1,444,090             14,441           317,291                           331,732

Issuance of common stock to
  officers (Note 5)                     117,500              1,176            16,574                            17,750

Common stock issued upon
  conversion of notes payable
  (Note 5)                              400,000              4,000            76,000                            80,000

Exercise of warrants (Note 6)         1,200,000             12,000           108,000                           120,000

Issuance of warrants (Note 6)                                                 60,000                            60,000

Contribution of capital from
  officer (Note 5)                                                            35,700                            35,700

Net loss                                                                                    (2,346,227)     (2,346,227)
                                     ----------        -----------        ----------       -----------      ----------

BALANCES, April 30, 1996             31,030,382            310,304         5,468,849        (6,376,756)       (597,603)

Issuance of common stock              4,000,000             40,000         1,100,000                         1,140,000

Common stock issued upon
  conversion of note payable
  (Note 5)                              133,500              1,335            18,165                            19,500

Common stock issued upon
  conversion of notes payable
  to officers (Note 5)                3,733,320             37,333           423,442                           460,775

Issuance of common stock in
  exchange for services
  rendered (Note 5)                   3,932,275             39,323           565,869                           605,192

Net loss                                                                                    (1,910,376)      (1,910,376)
                                     ----------        -----------        ----------       -----------        ---------

BALANCES, April 30, 1997             42,829,477        $   428,295        $7,576,325       $(8,287,132)       $(282,512)
                                     ==========        ===========        ==========       ===========        =========



See independent auditors' report and notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997
--------------------------------------------------------------------------------

                                                    ACCUMULATED
                                                    DURING THE
                                                   DEVELOPMENT
                                                      STAGE             1997             1996              1995

CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss                                           $(8,287,132)     $(1,910,376)     $(2,346,227)     $(1,881,823)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                        238,450           83,073           87,459           44,097
  Write-down of other assets                           126,800                                            126,800
  Issuance of compensatory stock options/
    warrants                                           118,500                            60,000           58,500
  Issuance of stock below fair market value            540,000          540,000
  Issuance of stock for services rendered              936,924          605,192          331,732
  Contribution of capital through services
    rendered                                            30,000                                             30,000
  Changes in operating assets and liabilities:
    Receivables from employees                                                                              7,178
    Prepaid expenses                                   (17,425)          12,387           60,282           36,090
    Accounts payable and accrued expenses              508,123         (202,423)         608,263         (194,016)
                                                   -----------      -----------      -----------      -----------

      Net cash used in operating activities         (5,805,760)        (872,147)      (1,198,491)      (1,773,174)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of property and equipment                    (270,640)          (2,128)         (33,699)        (136,686)
Proceeds from sale of property and equipment            15,457                            15,457
Purchase of other assets                              (304,610)         (40,011)         (35,866)         (14,209)
                                                   -----------      -----------      -----------      -----------

      Net cash used in investing activities           (559,793)         (42,139)         (54,108)        (150,895)


See independent auditors' report and notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------

                                                     ACCUMULATED
                                                      DURING THE
                                                     DEVELOPMENT
                                                        STAGE          1997             1996            1995
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from issuance of notes payable
  to stockholder                                    $   836,254      $ 309,553      $   326,701      $     6,000
Repayments of notes payable to stockholder              (75,000)                                         (75,000)
Proceeds from issuance of convertible
  debentures                                            780,000
Payments on capital lease obligation                    (35,765)       (17,722)         (14,065)          (3,978)
Contribution of capital from stockholders                35,700                          35,700
Proceeds from issuance of common stock                4,878,221        600,000          212,750        1,111,375
                                                    -----------      ---------      -----------      -----------

      Net cash provided by financing activities       6,419,410        891,831          561,086        1,038,397
                                                    -----------      ---------      -----------      -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   53,857        (22,455)        (691,513)        (885,672)

CASH AND CASH EQUIVALENTS,
  beginning of period                                                   76,312          767,825        1,653,497
                                                    -----------      ---------      -----------      -----------

CASH AND CASH EQUIVALENTS,
  end of period                                     $    53,857      $  53,857      $    76,312      $   767,825
                                                    ===========      =========      ===========      ===========

CASH PAID FOR:
Interest                                            $    88,446      $   3,339      $     5,241      $     1,601
                                                    ===========      =========      ===========      ===========
Taxes                                               $     4,800      $     800      $       800      $       800
                                                    ===========      =========      ===========      ===========


SUPPLEMENTAL INFORMATION -
   For information relating to conversion of notes payable into common stock and other noncash transactions see Notes 3 and 5.



See independent auditors' report and notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997
--------------------------------------------------------------------------------

1.      GENERAL

        The Company was incorporated on May 26, 1967 and was inactive through September 1990 when it began conducting operations for the purpose of developing a synthetic blood emulsion to act as a human blood substitute, and a method of using a perfluorocarbon compound to facilitate oxygen exchange for individuals with respiratory distress syndrome. Shortly after commencing these operations the Company changed its name to Synthetic Blood International, Inc. The Company is also developing an implantable, continuous reading glucose biosensor to be used primarily by individuals with diabetes. All of the Company's products are currently in the pre-clinical trial stage. This stage requires a sufficient level of animal testing to be performed in order to file certain applications with the United States Food and Drug Administration (FDA) which is necessary to obtain FDA approval to proceed with human testing and ultimately approval to market the products. No assurances can be given that such approvals, once applied for, will be granted.

        Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and, at April 30, 1997, has accumulated losses from operations amounting to $8,287,132, a working capital deficit of $529,393 and incurred negative cash flow from operations of $872,147 in fiscal 1997. As mentioned in the preceding paragraph, the Company is in the pre-clinical trial stage of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market the products. The additional development and testing will require significant additional financing. Management intends to seek such additional financing through future private placement offerings and/or joint ventures. The Company's continuation as a going concern is dependent on its ability to obtain additional financing, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve these conditions or that FDA approval will be granted, once applied for. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Development Stage - Because the Company has not commenced principal operations, it is considered a "Development Stage Enterprise" as defined by Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


        Cash and Cash Equivalents - The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

        Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the related assets, ranging from three to ten years, or the lease term, if applicable.

        Patents - Patent costs are being amortized over the lesser of the remaining life of the patent or the estimated useful life of the related product, ranging from eight to ten years. Patent costs totaled $149,801 and $134,790, net of accumulated amortization of $40,353 and $49,142, at April 30, 1997 and 1996, respectively. The Company evaluates recoverability of patents on at least an annual basis by comparing the estimated resale value of the patents to the remaining carrying values. An adjustment to the carrying value of the patent rights would be made if the estimated resale value of the patents is determined to be insufficient to recover such value.

        Pricing of Common Stock and Options to Purchase Common Stock - The Company's Board of Directors determines the issuance price of its common stock and the exercise price of options to purchase common stock, based on a good faith estimate of fair market value, which is derived from recent issuances of common stock to unrelated parties and/or from common stock market quotations, after giving effect to the restricted nature of the stock issued. In the event that stock is issued at a price below fair market value, an expense is recorded for the difference between fair market value and the issuance price and is included in general and administrative expenses.

        Net Loss per Common Share - Net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Common share equivalents have not been included in the per share computations because their effect is antidilutive.

        Income Taxes - The Company accounts for its income taxes in accordance with the standards specified in SFAS No. 109, Accounting for Income Taxes.

        Reclassifications - Certain amounts as previously reported have been reclassified to conform to the 1997 presentation.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


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

        Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. (Note 6)

        New Accounting Pronouncement - During 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS No. 128 requires the Company to disclose a basic and diluted earnings per share calculation. Basic earnings per share (EPS) excludes common stock equivalents from the EPS calculation, while diluted EPS is calculated consistent with the Company's primary earnings per share calculation. The Company will adopt the provisions of SFAS No. 128 with the fiscal 1998 financial statements. Basic and diluted EPS, as computed under SFAS No. 128, would not have been materially different from EPS determined in accordance with APB Opinion No. 15 for the periods presented.


3.      COMMITMENTS AND CONTINGENCIES

        Leases - During fiscal 1995, the Company entered into capital lease agreements for certain computer equipment which expires in fiscal 1998. At April 30, 1997, the capitalized cost related to these leases amount to $52,388 and the related accumulated amortization amounted to $39,254. As of April 30, 1997, the future minimum lease payments amounted to $17,551, of which $978 represents interest.

        Employment Contracts - The Company has employment agreements with certain officers and a key employee with aggregate future commitments of $240,000 in 1998.

        Litigation - The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company's financial statements as of April 30, 1997 except as follows:

        The Company has two legal matters pending at April 30, 1997. These legal actions were filed by former employees alleging unfair treatment during a temporary layoff in December 1995. These cases are presently in pretrial discovery. Company management's recent communications with legal counsel

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------


        have indicated that the Company's exposure related to these legal actions could amount to $124,000. Thus, while the outcome of such litigation is uncertain, the Company has provided an accrual for such loss contingency using the best available estimate of $124,000.


4.      NOTES PAYABLE TO STOCKHOLDERS

        During 1997, certain stockholders loaned the Company $309,553 to fund operations. As of April 30, 1997, notes payable to stockholders amounted to $79,979. Such loans are due on demand and are noninterest-bearing.


5.      STOCKHOLDERS' EQUITY

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

        During fiscal 1995, the Company converted outstanding notes payable to a stockholder and officer aggregating $125,000 into 500,000 shares of the Company's common stock, pursuant to a conversion provision granted by the Company. In conjunction with the terms of the original agreement which was entered into during fiscal 1994, the Company granted the holder warrants to purchase 110,250 shares of common stock at an exercise price of $.10 per share. At the date of the agreement, the exercise price of the warrants was considered to approximate the fair market value of the warrants. In addition, the Company issued 110,800 shares of the Company's common stock as additional consideration for the note. An amount representing the fair market value of the Company's common stock at the date of the agreement was recognized as expense related to this issuance.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------



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

        During fiscal 1996, the Company expensed $45,000, which was paid to a stockholder as an inducement to retain shares of the Company's common stock.

        In July 1997, the Company converted an outstanding note payable to a stockholder in the amount of $19,500 into 133,500 shares of the Company's common stock. As a result of this transaction, the Company recognized expense of $14,685, representing the difference between the fair market value and the issuing value of the common stock.

        During fiscal 1997, the Company converted outstanding notes payable to officers totaling $460,775 into 3,733,320 shares of the Company's common stock. In addition, the Company issued 3,330,175 shares of the Company's common stock in exchange for services rendered by officers, which were valued at an average per share price of $.15.

        During fiscal 1997, the Company issued 602,100 shares of the Company's common stock in exchange for services rendered by stockholders, which were valued at an average per share price of $.18.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------



6.      STOCK OPTIONS AND WARRANTS

        In April 1995, the Company adopted a stock option plan providing for the granting of options to officers, directors, consultants and key employees to purchase up to 2,500,000 shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant. The option expiration dates are determined at the date of grant, but may not exceed ten years. In conjunction with this agreement in fiscal 1995, the Company granted an employee an option to purchase up to 100,000 shares of the Company's common stock at $.25 per share. The option expires in March 1999. In fiscal 1996, no new options were granted, however, the Company's Board of Directors did commit to grant three officers 100,000 options each at a future date. The option price will be determined at the date of grant. In fiscal 1997, no new options were granted.
        During fiscal 1995, 1996 and 1997, no options were exercised.

        In connection with various agreements for the sale of the Company's common stock (Note 5) and in lieu of payment for services rendered, the Company issued warrants to purchase shares of its common stock at prices ranging from $0.10 to $3.00 per share. During fiscal 1996, the Company granted warrants to nonemployees to purchase 1,200,000 shares of common stock at $.10 per share. As the exercise price was less than the fair market value of the stock on the grant date, an amount representing the difference between exercise price and fair market value was recognized as expense during fiscal 1996. All warrants granted during fiscal 1996 were exercised in April 1996. Remaining warrants outstanding at April 30, 1997 provide for the purchase of common shares at $.60 to $1.00 per share and expire in April 1999. Warrant activity for each of the three years ended April 30, 1997 is as follows:


                      1997                                             1996                                               1995
              -------------------------------------   ---------------------------------------  ------------------------------------
                                           WEIGHTED                                  WEIGHTED                              WEIGHTED
                             EXERCISE      AVERAGE                    EXERCISE       AVERAGE                  EXERCISE     AVERAGE
                NUMBER        PRICE        EXERCISE     NUMBER          PRICE        EXERCISE    NUMBER        PRICE       EXERCISE
              OF SHARES     PER SHARE       PRICE     OF SHARES       PER SHARE       PRICE    OF SHARES     PER SHARE      PRICE

BALANCE,
  beginning
  of year       600,000   ($.60 - $1.00)   $  0.67     2,189,973    ($.10 - $3.00)   $  1.31   2,218,584   ($.10 - $3.00)  $  1.29

Granted                                                1,200,000    ($.10)           $  0.10     101,500   ($.10 - $1.00)  $  0.99
Expired                                               (1,498,723)   ($.10 - $3.00)   $  1.64    (116,361)  ($.10 - $1.12)  $  0.86
Exercised                                             (1,291,250)   ($.10)           $  0.10     (13,750)  ($.10)          $  0.10
                                                      ----------                                --------

BALANCE,
  end of year   600,000   ($.60 - $1.00)   $  0.67       600,000    ($.60 - $1.00)   $  0.67   2,189,973 ($.10 - $3.00)    $  1.31
                =======                               ==========                               =========

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------



        The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for stock option and warrants granted to employees. Had compensation cost for the stock option been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss would not have been materially different from the net loss recorded under APB Opinion No. 25.

        The Company did not grant any options or warrants during fiscal 1997 and all previous issuances were fully vested. Therefore, there is no difference between the reported net loss for fiscal 1997 as accounted for under the provisions of APB Opinion No. 25 and SFAS No. 123.

        The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for fiscal 1996: risk-free interest rate of 6%, no dividend yield, volatility factor of 117%, and a life of the options and warrants of one month. The assumptions were the same for fiscal 1995, with the exception of the life of the options and warrants, which was estimated to be 48 months.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


7.      INCOME TAXES

        SFAS No. 109, Accounting for Income Taxes, requires the recognition of deferred tax liabilities and assets for the future consequences of events that have been recognized in the Company's financial statements or tax returns. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED APRIL 30, 1997 (CONTINUED)
--------------------------------------------------------------------------------



        As of April 30, 1997 and 1996, the Company had net deferred tax assets of approximately $2,817,625 and $2,171,000, respectively, all of which has been offset by a valuation allowance. These deferred tax assets are comprised of net operating loss and research and development credit carryforwards which expire through 2012.


8.      RELATED PARTIES

        During fiscal 1997, 1996 and 1995, the Company recorded expenses of approximately $63,000, $100,000 and $72,000, respectively, for services provided to the Company which were provided by a company in which an officer of the Company has a controlling interest.

        Included in accounts payable at April 30, 1997 and 1996 are payables to officers of $52,038 and $53,784, respectively.