Form 10-Q
period 1997-07-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 1997-09-12
CIK 34956

                       SYNTHETIC BLOOD INTERNATIONAL, INC.


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended July 31, 1997

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

                         YES   (X)     NO   ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997.

                42,829,500 shares of common stock par value $0.01

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                       July 31,         April 30,
                                         1997             1997
                                      (Unaudited)       (Audited)
                                      -----------      -----------
                             ASSETS
Current Assets:
  Cash                                $    15,877      $    53,857
  Prepaid Expense                          21,425           17,425
                                      -----------      -----------
    Total Current Assets              $    37,302      $    71,282

Property & Equipment, net                 124,227          137,433

Other Assets:
  Patents and Technology                  106,641          109,448
                                      -----------      -----------
Total Assets                          $   268,170      $   318,163
                                      ===========      ===========

              LIABILITIES AND STOCKHOLDERS'S EQUITY

Current Liabilities:
  Accrued Expenses                    $   493,269      $   473,974
  Stockholders loans                      154,979           75,979
  Accrued Payroll & Other                 116,541           50,722
                                      -----------      -----------

Total Current Liabilities             $   764,789      $   600,675

Total Liabilities                     $   764,789      $   600,675

Stockholder's Equity:
  Common Stock $0.01 par
   Value: Authorized
   100,000,000 shares
  Issued & outstanding
   42,829,500 & 42,829,500            $   428,295      $   428,295
  Additional Paid in capital            7,576,325        7,576,325
  Deficit Accumulated since
   Development Stage                   (8,501,239)      (8,287,132)
                                      -----------      -----------
Total Stockholder's Equity
  (Deficit)                           $ ( 496,619)     $ ( 282,512)
                                      -----------      -----------
Total Liabilities &
  Stockholder's Equity                $   268,170      $   318,163
                                      ===========      ===========

                 See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                         Accumulated
                          during the        Three Months Ended July 31,
                         development       ------------------------------
                            stage              1997              1996
                         ------------      ------------      ------------
                         (Unaudited)                 (Unaudited)
Expenses:

 Research and
  development            $  2,838,798      $     46,365      $    106,215

 General and
  administrative            5,608,392           167,064           126,575

 Interest                     102,464               792             1,272
                         ------------      ------------      ------------

  Total Expense             8,549,654           214,221           234,062

  OTHER INCOME                (48,415)             (114)              (54)
                         ------------      ------------      ------------

  NET LOSS               $ (8,501,239)     $   (214,107)     $   (234,008)
                         ============      ============      ============

  NET LOSS PER SHARE                       $      (0.01)     $      (0.01)

  WEIGHTED AVERAGE
   NUMBER OF SHARES
    OUTSTANDING                              42,829,500        42,829,500
                                           ============      ============

                 See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS

                                             Accumulated
                                             during the          Three months        Three months
                                             development        ended July 31,      ended July 31
                                                stage                1997                1996
                                            --------------      --------------      --------------
 CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss                                    $   (8,501,239)     $     (214,107)     $     (278,428)
Adjustments to reconcile net
  cash used in operating activities:
  Depreciation and amortization                    261,744              23,294              12,500
  Write down other assets                          126,800
  Issuance of compensatory stk options             118,500
  Contribution of capital through
   services rendered                                30,000
Issuance of stock for services rendered            936,924
Issuance of stock below FMV                        540,000
Changes in operating assets and
    liabilities:
    Prepaid expenses & other assets                (21,425)             (4,000)             12,517
    Accounts payable and accrued
      expense                                      593,237              85,114            (280,412)
                                            --------------      --------------      --------------
      Net cash used in operating
       activities                               (5,915,459)           (109,699)           (533,823)
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of other assets                                              (311,891)             (7,281)
Proceeds from the sale of equipment                 15,457
Purchase of property and equipment                (270,640)                                 (1,500)
                                            --------------      --------------      --------------
      Net cash used in investing
       activities                                 (567,074)             (7,281)             (1,500)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from sale of common stock               4,958,221             826,183
Payments on capital lease obligations                                  (35,765)             (1,454)
Proceeds from issuance of notes
 payable to stockholder                            835,254              79,000            (212,100)
Contribution of capital stockholder                 35,700
Proceeds from convertible debentures               780,000
Repayments of notes payable                        (75,000)
                                            --------------      --------------      --------------
      Net cash provided by financing
       activities                                6,498,410              79,000             612,629
NET DECREASE IN CASH AND CASH
  EQUIVALENTS:                                      15,877             (37,980)             77,306
CASH AND CASH EQUIVALENTS,
  beginning of period                                                   53,857              76,312
CASH AND CASH EQUIVALENTS,
  end of period                             $       15,877      $       15,877      $      153,618
                                            ==============      ==============      ==============
Cash paid for Interest                      $       87,171      $          792      $        1,272
              Taxes                                  5,600                 800                 800

See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 1997

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at July 31, 1997, and the results of its operations and its cash flows for the three month periods ended July 31, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

         The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997 filed with the Securities and Exchange Commission on August 29, 1997.

         Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at July 31, 1997 has accumulated losses from operations amounting to $8,501,239, a working capital deficit of $727,487. The Company is in the pre-clinical trial stage of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market the products. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow, to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions or that the FDA approval will be granted, once applied for. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time. Additional funding will be necessary which will require future private placements and/or joint ventures to enable the Company to continue the required testing through Phase I, II and III human testing.


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




3.       COMMITMENTS AND CONTINGENCIES

         Employment Contracts - The Company has employment agreements with certain officers and an employee with aggregate future commitments of $240,000 in 1998.

         During fiscal 1995, the Company entered into a consulting agreement with an unrelated party which required monthly payment of $5,000. This agreement expired in December 1995. In conjunction with this agreement, the Company issued warrants to purchase 100,000 shares of the Company's common stock at $1.00 per share, which exceeded the fair market value at the date of the agreement. The warrants expire in April 1999.

         Litigation - The Company is subject to litigation in the normal course of the business, none of which management believes will have a material adverse effect on the Company's financial statements as of July 31, 1997, except as follows:

The Company has two legal matters pending at July 31, 1997. These legal actions were filed by former employees alleging unfair treatment during a temporary layoff in December 1995. These cases are presently in discovery. Company managements communications with legal counsel have indicated that the Company's exposure related to these legal actions could amount to $124,000. Thus, while the outcome of such litigation is uncertain, the Company has provided an accrual for such loss contingency using the best available estimate of $124,000.

                       SYNTHETIC BLOOD INTERNATIONAL, INC
                          (A Development Stage Company)

                          Part I- Financial Information

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

First Quarter of 1997 and 1996.

The Research and Development expenses for the three months period ended July 31, 1997 was $ 46,365, compared to $106,215 for the same period in the prior year. This decrease was due to a significant reduction in research personnel, the purchase of animals and supplies.

General and Administrative expenses for the three months period ended July 31, 1997 were $167,064, compared to $126,575 for the same period in the prior year. This increase was due to a increase in legal fees, filing fees, and the application fees associated with foreign patent applications.

The net loss for the three months ended July 31, 1997 was $214,107, compared to $234,008 for the same period in the prior year. This represented the reduction of research staffing and animal supplies.

LIQUIDITY AND CAPITAL SOURCES

The Company has financed its operations since September 1990, when the current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of July 31, 1997 the Company had $37,302 in total current assets and a working capital deficit of $727,487.

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

                           Described in Financial Statement notes.

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

                                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                                       ----------------------------------------
                                       (Registrant)



 9/12/97                               /S/ ROBERT J. LARSEN
-----------------------------          ----------------------------------------
(Date)                                 Robert J. Larsen, Secretary/Treasurer