Form 10-Q
period 1997-10-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 1997-12-15
CIK 34956

                       SYNTHETIC BLOOD INTERNATIONAL, INC.


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended      October 31, 1997
                                ---------------------------------------

Commission File Number          2-31909
                        -----------------------------------------------

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New Jersey                                            22-3067701
-------------------------                             --------------------------
(State of Incorporation)                              (IRS Employer ID Number)


          2685 Culver Avenue                    Kettering, Ohio  45429

               937-298-6070
--------------------------------------------------------------------------------
 (Registrant's telephone number, including area code)


Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

                             YES   [X]     NO   [ ]

and (2) has been subject to such filing requirements for the past 90 days.

                             YES   [X]     NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997.


       45,873,950 shares of common stock par value $0.01
--------------------------------------------------------------------------------

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                  October 31,        April 30,
                                                     1997                1997
                                                  (Unaudited)         (Audited)
                                                  -----------       -----------
Current Assets:
  Cash                                            $    99,619       $    53,857
  Prepaid Expense                                       9,645            17,425
                                                  -----------       -----------
    Total Current Assets                          $   109,264       $    71,282

Property & Equipment, net                             111,021           137,433

Other Assets:
  Patents and Technology                              112,988           109,448
                                                  -----------       -----------
Total Assets                                      $   333,273       $   318,163
                                                  ===========       ===========

                               LIABILITIES AND STOCKHOLDERS'S EQUITY

Current Liabilities:
  Accrued Expenses                                $   471,215       $   473,974
  Stockholders loans                                   52,888            75,979
  Accrued Payroll & Other                             152,270            50,722
                                                  -----------       -----------

Total Current Liabilities                         $   676,373       $   600,675

Total Liabilities                                 $   676,373       $   600,675

Stockholder's Equity:
  Common Stock $0.01 par Value:
    Authorized 100,000,000 shares
  Issued & outstanding
   45,873,950 & 42,829,500                        $   458,739       $   428,295
  Additional Paid in capital                        8,079,881         7,576,325
  Deficit Accumulated since
Development Stage                                  (8,881,720)       (8,287,132)
                                                  -----------       -----------
Total Stockholder's Equity
  (Deficit)                                       $  (343,100)      $  (282,512)
                                                  -----------       -----------
Total Liabilities &
  Stockholder's Equity                            $   333,273       $   318,163
                                                  ===========       ===========

See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                Three Months Ended                Six Months Ended
                   Accumulated during the           October 31,                      October 31,
                       development stage       1997           1996                1997         1996
                    --------------------   ----------------------------    -----------------------------
                           (Unaudited)              (Unaudited)                   (Unaudited)
Expenses:

 Research and
  development             $  2,876,784    $     37,986    $    149,071    $     83,533    $    284,047

 General and
  administrative             5,949,169         337,813         523,123         508,659         724,946

 Interest                      104,961           2,497           2,755           3,289           4,323
                          ------------    ------------    ------------    ------------    ------------

  Total Expense              8,930,914         378,296         674,949         595,481       1,013,316

           OTHER INCOME        (49,194)           (779)            (89)           (893)           (263)
                          ------------    ------------    ------------    ------------    ------------


  NET LOSS                $ (8,881,720)   $   (377,517)   $   (674,860)   $   (594,588)   $ (1,013,053)
                                          ============    ============    ============    ============

  NET LOSS PER SHARE                      $      (0.01)   $      (0.01)   $      (0.01)   $      (0.03)
  WEIGHTED AVERAGE
   NUMBER OF SHARES
    OUTSTANDING                             44,122,787      32,274,295      43,472,610      32,274,295
                                          ============    ============    ============    ============


                 See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS

                                                 ACCUMULATED    SIX  MONTHS     SIX  MONTHS
                                                 during the   ended October 31, ended October 31
 CASH FLOWS FROM OPERATING                       development      1997             1996
  ACTIVITIES:                                       stage

Net loss                                          $(8,881,720)   $  (594,588)   $(1,013,053)
Adjustments to reconcile net
  cash used in operating activities:
  Depreciation and amortization                       285,038         46,588         14,000
  Write down other assets                             126,800
  Issuance of compensatory stk options                118,500
  Contribution of capital through
   services rendered                                   30,000
Issuance of stock for services rendered               936,924        402,675
Issuance of stock below FMV                           720,000        180,000
Changes in operating assets and
    liabilities:
    Prepaid expenses & other assets                    (9,645)        (7,780)        20,686
    Accounts payable and accrued
      expense                                         607,730         98,789         42,085
                                                  -----------    -----------    -----------
      Net cash used in operating activities        (6,066,373)      (261,431)      (533,607)
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of other assets                             (328,326)       (23,716)        (2,937)
Proceeds from the sale of equipment                    15,457
Purchase of property and equipment                   (270,640)        (3,452)
                                                  -----------    -----------    -----------
      Net cash used in investing activities          (583,509)       (23,716)        (6,389)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from sale of common stock                  5,218,221        260,000        619,500
Payments on capital lease obligations                 (35,765)        (4,362)
Proceeds from issuance of notes
 payable to stockholder                               866,254         31,000         29,806
Contribution of capital stockholder                    35,700
Proceeds from convertible debentures                  780,000
Repayments of notes payable                          (114,909)        39,909        (42,500)
                                                  -----------    -----------    -----------
      Net cash provided by financing activities     6,749,501        330,909        602,444
NET DECREASE IN CASH AND CASH
  EQUIVALENTS:                                         99,619         45,762         62,448
CASH AND CASH EQUIVALENTS,
  beginning of period                                  53,857         76,312
CASH AND CASH EQUIVALENTS,

  end of period                                  $ 99,619   $ 99,619   $138,760
                                                 ========   ========   ========
Cash paid for Interest                           $ 90,458   $  3,287   $  4,322
         Taxes                                      5,600        800        800

See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 1997

1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at October 31, 1997 and the results of its operations and its cash flows for the three month and six month periods ended October 31, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

         The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997 filed with the Securities and Exchange Commission on August 29, 1997.

         Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at October 31, 1997 has accumulated losses from operations amounting to $8,881,720, a working capital deficit of $567,109. The Company is in the pre-clinical trial stage of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market the products. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow, to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions or that the FDA approval will be granted, once applied for. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time. Additional funding will be necessary which will require future private placements and/or joint ventures to enable the Company to continue the required testing through Phase I, II and III human testing.


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

         Litigation - The Company is subject to litigation in the normal course of the business, none of which management believes will have a material adverse effect on the Company's financial statements as of October 31, 1997, except as follows:

The Company has two legal matters pending at October 31, 1997. These legal actions were filed by former employees alleging unfair treatment during a temporary layoff in December 1995. These cases are presently in discovery. Company managements communications with legal counsel have indicated that the Company's exposure related to these legal actions could amount to $124,000. Thus, while the outcome of such litigation is uncertain, the Company has provided an accrual for such loss contingency using the best available estimate of $124,000, as initially disclosed in audited April 30, 1997 Financial Statements and included in the April 30, 1997 10K.

4.       STOCKHOLDERS' EQUITY

         On August 1, 1997 convertible debentures were issued that are convertible into 516,667 shares of the Company's common stock, for an investment of $31,000 with an annual interest rate of 8%. An amount representing the fair market value of the Company's common stock as of the date of the debentures was recognized as an expense related to this issuance.

         On September 22, 1997 the Company issued 2,000,000 shares of its common stock under a Regulation S subscription agreement to Argos Invest Consult AG, a Zurich Switzerland asset manager, for an $260,000 investment. An amount representing the fair market value of the Company's common stock at the date of the agreement was recognized as expense related to this issuance.

         On September 23, 1997 the Company issued 1,044,450 shares of its common stock under Regulation 144 to officers and directors for the cancellation of $94,000 of loans made to the corporation remaining unpaid as at September 23, 1997. An amount representing the fair market value of the Company's common stock at the date of the Board Resolution less the loan balance was recognized as expense.

5.       RECENTLY ISSUED ACCOUNTING STANDARDS

         During 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (FAS 128). FAS 128 requires the Company to disclose a basic and diluted earnings per share calculation. Basic earnings per share (EPS) excludes common stock equivalents from the EPS calculation, while diluted EPS is calculated consistent with the Company's primary earnings per share calculation. The Company will adopt the provisions of FAS 128 during the fiscal year ending April 30, 1998. Basic and diluted EPS, as computed under FAS 128, would not have been materially different than EPS determined in accordance with APB 15 for the periods presented.

                       SYNTHETIC BLOOD INTERNATIONAL, INC
                          (A Development Stage Company)
                          Part I- Financial Information

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Second Quarter of 1997 and 1996.

The Research and Development expenses for the three and six month periods ended October 31, 1997 were $37,986 and $83,533 respectively, compared to $149,071 and $284,047 for the same periods in the prior year. This decrease was due to a significant reduction in research personnel, outside laboratory confirmation of test results and the purchase of fewer animals and supplies.

General and Administrative expenses for the three and six month periods ended October 31, 1997 were $337,813 and $508,659 respectively, compared to $523,123 and $724,946 for the same periods in the prior year. This decrease was due to a significant reduction in legal fees, licensing fees, and research staff.

The net loss for the three and six month periods ended October 31, 1997 was $377,517 and $594,588, compared to $674,860 and $1,013,053 for the same periods in the prior year. This represented a substantial reduction of research and general administrative expenses as the primary activity was writing patent applications during this period.

LIQUIDITY AND CAPITAL SOURCES

The Company has financed its operations since September 1990, when the current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of October 31, 1997 the Company had $109,264 in total current assets and a working capital deficit of $567,109.

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


                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)

                            Part II-Other Information

Item 1.           Legal Proceedings.

                           Described in Financial Statement notes.

Item 2.           Changes in Securities.

                  On September 22, 1997, the Company issued 2,000,000 shares of its common stock under

                  Rule 144, Section 4/2 of the Securities Act to Argos Invest Consult AG, a Zurich Switzerland asset manager for an $260,000 investment. An amount representing the fair market value of the Company's stock at the date of the agreement was recognized as expense related to this issuance.

                  On September 23, 1997, the Company issued 1,044,450 shares of its common stock under Regulation 144, Section 4/2 of the Securities Act to officers and directors for the cancellation of $94,000 of loans made to the corporation remaining unpaid as of that date. An amount representing the fair market value of the Company's common stock at the date of the Board Resolution to issue stock less the loan balance was recognized as expense.

Item 3.           Defaults Upon Senior Securities.

                           None

Item 4.           Submission of Matter to a Vote of Security Holders.

                           None

Item 5.           Other Information

                           None

Item 6.           Exhibits and Reports on Form 8-K.

                  Exhibit 10.1

                  Stock subscription agreement dated September 22, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                                  (Registrant)


9/14/97                                 //SS//SS//
-----------------               -------------------------------------
   (Date)                       Robert J. Larsen, Secretary/Treasurer