Form 10-Q
period 1998-01-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 1998-03-17
CIK 34956

                       SYNTHETIC BLOOD INTERNATIONAL, INC.


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  January 31, 1998

Commission File Number        2-31909

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           New Jersey                                     22-3067701
     (State of Incorporation)                      (IRS Employer ID Number)

                  2685 Culver Avenue   Kettering, Ohio 45429

                                  937-298-6070
              (Registrant's telephone number, including area code)


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

                                 YES (X) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1998.

                46,480,950 shares of common stock par value $0.01

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                            ASSETS

                                 January 31,       April 30,
                                    1998             1997
                                 (Unaudited)       (Audited)
                                 -----------      -----------
Current Assets:
  Cash                           $     2,862      $    53,857
  Prepaid Expense                     23,849           17,425
                                 -----------      -----------
    Total Current Assets         $    26,711      $    71,282

Property & Equipment, net            102,217          137,433

Other Assets:
  Patents and Technology             120,851          109,448
                                 -----------      -----------
Total Assets                     $   249,779      $   318,163
                                 ===========      ===========

             LIABILITIES AND STOCKHOLDERS'S EQUITY

Current Liabilities:
  Accrued Expenses               $   449,659      $   473,974
  Stockholders loans                  14,787           75,979
  Accrued Payroll & Other            233,852           50,722
                                 -----------      -----------

Total Current Liabilities        $   698,298      $   600,675

Total Liabilities                $   698,298      $   600,675

Stockholder's Equity:
  Common Stock $0.01 par
   Value: Authorized
   100,000,000 shares
  Issued & outstanding
   46,480,950 & 42,829,500       $   464,809      $   428,295
  Additional Paid in capital       8,116,081        7,576,325
  Deficit Accumulated since
Development Stage                 (9,029,409)      (8,287,132)
                                 -----------      -----------
Total Stockholder's Equity
  (Deficit)                      $ ( 448,519)     $ ( 282,512)
                                 -----------      -----------
Total Liabilities &
  Stockholder's Equity           $   249,779      $   318,163
                                 ===========      ===========

See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                              Accumulated             Three Months Ended                  Nine Months Ended
                              during the                  January 31,                         January 31,
                              development       ------------------------------      ------------------------------
                                 stage              1998              1997              1998              1997
                              ------------      ------------      ------------      ------------      ------------
                              (Unaudited)                (Unaudited)                         (Unaudited)
Expenses:

 Research and
  development                 $  2,901,444      $     26,733      $    156,628      $    109,011      $    440,675

 General and
  administrative                 6,072,039           122,949           165,790           630,711           890,736

 Interest                          105,403               442             2,401             3,731             6,724
                              ------------      ------------      ------------      ------------      ------------

  Total Expense                  9,078,886           150,124           324,819           743,453         1,338,135

           OTHER INCOME            (49,477)             (282)              (68)           (1,176)             (331)
                              ------------      ------------      ------------      ------------      ------------

  NET LOSS                    $ (9,029,409)     $ ( 149,842)      $    324,751)         (742,277)       (1,337,804)
                                                ============      ============      ============      ============
  NET LOSS PER SHARE
         Basic                                  $      (0.01)     $      (0.01)     $      (0.02)     $      (0.04)
         Diluted                                $      (0.01)     $      (0.01)     $      (0.02)     $      (0.04)
  WEIGHTED AVERAGE
   NUMBER OF SHARES
    OUTSTANDING
                  Basic                           46,276,391        38,485,094        44,404,874        32,274,295
                  Diluted                         46,276,391        38,485,094        44,404,874        32,274,295
                                                ============      ============      ============      ============

                 See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS


                                                      Accumulated      Nine months      Nine months
                                                      during the         ended            ended
                                                      development      January 31,      January 31,
                                                         stage            1998             1997
                                                      -----------      -----------      -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
 Net loss                                             $(9,029,409)     $  (742,277)     $(1,351,554)

Adjustments to reconcile net
  cash used in operating activities:
  Depreciation and amortization                           300,567           62,117           34,718
  Write down other assets                                 126,800
  Issuance of compensatory stk options                    118,500
  Contribution of capital through
   services rendered                                       30,000
Issuance of stock for services rendered                   936,924                           402,675
Issuance of stock below FMV                               720,000          180,000
Changes in operating assets and
    liabilities:
    Prepaid expenses & other assets                       (23,849)          (6,424)           4,791
    Accounts payable and accrued
      expense                                             698,298          158,815          217,484
                                                      -----------      -----------      -----------
      Net cash used in operating
       activities                                      (6,122,169)        (347,769)        (691,886)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of other assets                                 (342,914)         (38,304)         (19,060)
Proceeds from the sale of equipment                        15,457
Purchase of property and equipment                       (270,640)
                                                      -----------      -----------      -----------
      Net cash used in investing
       activities                                        (629,011)         (38,304)         (19,060)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from sale of common stock                      5,224,491          266,270          629,500
Payments on capital lease obligations                     (35,765)                          (11,631)
Proceeds from issuance of notes
 payable to stockholder                                   866,254           31,000          (66,825)
Contribution of capital stockholder                        35,700



Proceeds from convertible debentures                      780,000
Repayments of notes payable                              (116,638)          37,808          (42,500)
                                                      -----------      -----------      -----------
      Net cash provided by financing
       activities                                       6,754,042          335,078          642,194

NET DECREASE IN CASH AND CASH
  EQUIVALENTS:                                              2,862          (50,995)          68,752
CASH AND CASH EQUIVALENTS,
  beginning of period                                                       53,857           76,312
CASH AND CASH EQUIVALENTS,
  end of period                                       $     2,862      $     2,862      $     7,560
                                                      ===========      ===========      ===========
Cash paid for Interest                                $   105,403      $     3,731      $     5,724
              Taxes                                         5,600              800              800

SUMMARY OF SIGNIFICANT NON-CASH
  INVESTING & FINANCING ACTIVITIES:
 Issuance of common stock to retire notes                              $    36,000
 Issuance of common stock to retire accrued wages                           94,000

See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                January 31, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at January 31, 1998 and the results of its operations and its cash flows for the three month and nine month periods ended January 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

     The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997 filed with the Securities and Exchange Commission on August 29, 1997.

     Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at January 31, 1998 has accumulated losses from operations amounting to $9,029,409, a working capital deficit of $671,587. The Company is in the pre-clinical trial stage of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market the products. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow, to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions or that the FDA approval will be granted, once applied for. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time. Additional funding will be necessary which will require future private placements and/or joint ventures to enable the Company to continue the required testing through Phase I, II and III human testing.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Development Stage - Because the Company has not commenced principal operations, it is considered a "Development Stage Enterprise" as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

     Pricing of Common Stock and Options to Purchase Common Stock - The Company's Board of Directors determines the fair market value of its common stock and options to purchase common stock, based on a good faith estimate which is derived from recent issuance of common stock to unrelated parties and/or from common stock market quotations, after giving effect to the restricted nature of the stock issued.

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

3.   COMMITMENTS AND CONTINGENCIES

     Employment Contracts - The Company had employment agreements with certain officers and an employee with aggregate future commitments of $240,000 in 1998.

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

     Litigation - The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company's financial statements as of January 31, 1998, except as follows:

     The Company has two legal matters pending at January 31, 1998. These legal actions were filed by former employees alleging unfair treatment during a temporary layoff in December 1995. These cases are presently in discovery. Company management's communications with legal counsel have indicated that the Company's exposure related to these legal actions could amount to $124,000. Thus, while the outcome of such litigation is uncertain, the Company has provided an accrual for such loss contingency using the best available estimate of $124,000, as initially disclosed in audited April 30, 1997 Financial Statements.

4.   STOCKHOLDERS' EQUITY

     On August 1, 1997 convertible debentures were issued to a stockholder that are convertible into 516,667 shares of the Company's common stock, for an investment of $31,000 with a annual interest rate of 8%. An amount representing the fair market value less the conversion price of the Company's common stock as of the date the debentures were issued was recognized as an expense related to this issuance.

     On September 22, 1997 the Company issued 2,000,000 shares of its common stock under a Regulation S subscription agreement to Argos Invest Consult AG, a Zurich Switzerland asset manager, for an $260,000 investment. An amount representing the difference between the fair market value of the Company's common stock at the date of the agreement less the purchase price, was recognized as expense related to this issuance. As part of this agreement, warrants to purchase one million shares of common stock at an exercise price of $0.70 per share were issued.

     On September 23, 1997 the Company issued 1,044,450 shares of its common stock under Regulation 144 to officers and directors for the cancellation of $94,000 of loans made to the corporation remaining unpaid as of September 23, 1997. An amount representing the fair market value of the Company's common stock at the date of the issuance less the loan balance, was recognized as expense.

     On November 3, 1997 the Company issued 75,800 shares of its common stock under Regulation 144 to a stockholder for cancellation of debt of $5,000 and $6,270 in services.

     On December 5, 1997 the holder of convertible debentures converted $31,000 of debt and accrued interest to stock. In conjunction with such transaction the Company issued 531,200 shares.

5.   RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company has adopted SFAS No.128, Earnings per Share, which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. All previously reported earnings per share amounts have been restated based on the provisions of the new standard. Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share are based upon the weighted average number of common and common equivalent shares for each period presented. Common equivalent shares include stock option assuming conversion under treasury stock method.

6.   SUBSEQUENT EVENTS

     During February 1998 all officers and directors agreed to forfeit the total accumulated compensation for their services rendered the current fiscal year. This commitment was given as a condition of a new funding agreement which provided for funding in the amount of $1,000,000 which was received March 13, 1998. Pursuant to such agreement the accrued payroll was reduced by $186,851 and the amount transferred to paid in capital to recognize services contributed to the company. An additional condition of the agreement required that certain officers transfer one-half of their stockholdings, approximately 4.6 million shares, to an individual involved in the fund raising activities. The value of the stock transferred has been recorded as a cost of raising capital, and netted against the funds obtained. The funding represents the sale of four million shares of stock at $0.25 per share.

                       SYNTHETIC BLOOD INTERNATIONAL, INC
                          (A Development Stage Company)
                          Part I- Financial Information

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Third Quarter of 1998 and 1997.

The Research and Development expenses for the three and nine month periods ended January 31, 1998 were $26,733 and $109,011 respectively, compared to $156,628 and $440,675 for the same periods in the prior year. This decrease was due to a significant reduction in research personnel, outside laboratory confirmation of test results and the purchase of fewer animals and supplies.

General and Administrative expenses for the three and nine month periods ended January 31, 1998 were $122,949 and $ 630,711 respectively, compared to $165,790 and $890,736 for the same periods in the prior year. This decrease was due to a significant reduction in legal fees, licensing fees, and research staff. In addition wages and salaries for the officers and directors that had been expensed for the full fiscal year to date, have been voluntarily waived and canceled.

The net loss for the three and nine month periods ended January 31, 1998 was $149,842 and $742,277, compared to $324,751 and $ 1,337,804 for the same periods in the prior year. This represented a substantial reduction of research and general administrative expenses, including salaries of officers and directors, as the primary activity was writing patent applications during this period.

LIQUIDITY AND CAPITAL SOURCES

The Company has financed its operations since September 1990, when the current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of January 31, 1998 the Company had $26,711 in total current assets and a working capital deficit of $671,587.

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

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)

                            Part II-Other Information

Item 1. Legal Proceedings.

        Described in Financial Statement notes.

Item 2. Changes in Securities.

        On November 3, 1997, the Company issued 75,800 shares of its common stock to one existing stockholder for the cancellation of debt of $5,000 and for a total of $6,270 in consulting fes pursuant to
        Section 4/2 of the Securities Act for transactions not involving a public offering, and a legend was placed on the certificates issued.

        On December 5, 1997, one individual holder of convertible debentures converted $31,000 of debt and accrued interest to common stock of the Company. In connection with this conversion, the Company issued 531,200 shares of its common stock pursuant to Section 4/2 of the Securities Act for transactions not involving a public offering, and a legend was placed on the certificates.

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

                                        SYNTHETIC BLOOD INTERNATIONAL, INC.
                                        (Registrant)


3/16/98                                  //SS//SS//
-------------------------               -----------------------------------
(Date)                                  Robert J. Larsen, Secretary/Treasurer