Form 10-K405
period 1998-04-30
SYNTHETIC BLOOD INTERNATIONAL INC
filed 1998-07-29
CIK 34956

                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1998

                           COMMISSION FILE NO. 2-31909

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      NEW JERSEY                                        22-3067701
(STATE OF INCORPORATION)                    (IRS EMPLOYER IDENTIFICATION NUMBER)

                    2685 CULVER AVENUE, KETTERING, OHIO 45429
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (937) 298-6070

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

(1)           YES (X) NO

(2)           YES (X) NO

       Indicate by check mark if disclosure of delinquent filings pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

              YES (X) NO

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: The aggregate market value of the shares held by non-affiliates of the registrant (assuming officers, directors and 10% shareholders are affiliates) was approximately $9,923,625 based on the closing bid price of the Registrants Common Stock on April 30, 1998 of $0.22 per share.

       List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and
(3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None of the above-listed documents are incorporated by reference.

                                            PART 1

ITEM 1 - BUSINESS

       Synthetic Blood International, Inc. ("SBI" or the "Company") is a development-stage company which is developing OXYCYTE, a proprietary synthetic blood emulsion and FLUOROVENT, a liquid for assisting oxygen exchange in damaged or diseased lungs for human and non-human applications based upon perfluorocarbon ("PFC") technology. In addition the Company has developed an implantable continuous reading glucose biosensor. The Company is now in the preclinical stage and is completing activities necessary for the preparation of applications with the United States Food and Drug Administration ("FDA") to begin clinical testing. After the submission to the FDA, the Company's products will require extensive clinical testing before FDA approval may be granted. No assurance may be given that FDA approval will be granted.

       SBI's scientific team has been led by Dr. Leland C. Clark, Jr. who is a pioneer and leader with a world-wide reputation in the development of PFC-based synthetic blood. Dr. Clark invented the first heart-lung machine which successfully provided oxygen to the blood stream of a human being. The treatment of this patient showed the feasibility of using an artificial heart and lung to sustain life. Dr. Clark also invented the Clark Electrode, which is utilized worldwide to measure oxygen in the blood and for many other commercial oxygen measuring needs in industry. The research that led to the Clark Electrode became the basis for a growing biosensor industry which has included electrochemical devices to measure glucose, lactate and other chemical compounds produced in the human body. Dr. Clark has also experimented with fluorocarbon liquid breathing which was the catalyst for the development of fluorocarbon based synthetic blood substitutes.

       The Company began conducting business in its current form in September 1990, shortly thereafter changed its name to Synthetic Blood International, Inc., and revised its business purpose to developing a line of blood substitutes.

MARKET

        FLUOROVENT - Thousands of premature infants are born each year with underdeveloped lungs and a condition of impaired pulmonary function known as infant respiratory distress syndrome (IRDS). This syndrome has multiple causes and also occurs in children and adults (ARDS). Although many of these patients are treated with mechanical ventilation, this treatment can add further injury to the lungs and the mortality rate is still high. This has prompted research for a safer, more effective treatment. While more research is needed, current studies with partial liquid ventilation in animals and patients, both infants and adult suggest that liquid ventilation may be a safe and effective treatment of ARDS.

       Fluorovent, a unique oxygen-carrying perfluorocarbon, has been selected for the treatment of ARDS after screening dozens of available perfluorocarbons for optimal properties. When given as a liquid directly into the lungs, it acts as a surfactant and a highly effective medium for gas exchange, thus increasing pulmonary function and the diffusion of oxygen and carbon dioxide.

       Based on laboratory and animal studies thus far, SYBD believes that Fluorovent has significant competitive advantages as a liquid ventilation treatment. Its boiling point and vapor pressure result in longer pulmonary retention without the need for continuous replacement of evaporated fluid, offering the potential for less costly, less time-intensive procedures. It doses not contain bromine or chlorine and thus presents no environmental hazard. In animals, it does not produce a hyperinflated, noncollapsible lung condition seen with other perfluorocarbon liquids being tested.

       The incident of ARDS in the US is about 250,000 cases annually. While ARDS is the primary disease target for Fluorovent at this time, SYBD believes that it may also be beneficial in chronic obstructive pulmonary disease (COPD), a condition that occurs in 10 million people in the US. The number of ARDS and COPD cases in the rest of the world is estimated to be at least twice that of the US. The company believes that the ultimate market for Fluorovent may be in the multi billion dollar range.

        OXYCYTE - The search for blood replacement fluids began centuries ago. In modern times, this search has been given a new impetus by the threat of disease transmission, most notably HIV and hepatitis C. The risks are low but unacceptable because of the high death rate from these diseases. In underdeveloped countries, the risk of serious disease transmission is much greater.

        An increasingly short supply of blood is also driving this research. In the US, the number of blood donors continues to fall while the number of elderly, the group that needs blood the most, is growing. By 2030, experts project an annual shortfall of 4 million units in the US. In other countries where cultural and logistical issues constrain blood collection even more, the shortfall will be much greater.

       The third major force behind this search is the military's desire for a blood substitute that can be stockpiled and used immediately when needed in battlefield conditions without special storage and matching of human donor blood. Current techniques for blood transfusions do not, of course, meet these requirements.

       SYBD is developing Oxycyte, an oxygen-carrying intravenous emulsion made from the same base perfluorocarbon in Fluorovent. Blood gases such as oxygen and carbon dioxide are highly soluble in perfluorocarbons, making Oxycyte an effective means of transporting oxygen to tissues and carbon dioxide to the lungs. In comparison to hemaglobin, the component of blood that binds with and transports oxygen, Oxycyte can carry at least five times more oxygen. Additionally, perfluorocarbons are much more effective than hemoglobin at unloading oxygen at the tissue level. Potential uses for Oxycyte include surgery, trauma, angioplasty, open heart surgery and oxygenation of tumors during radiation or chemotherapy.

       Approximately 100 million units of human donor blood are collected in the US each year. The global market for blood substitutes has been estimated at $2-5 billion.

       GLUCOSE SENSOR - Diabetes and its associated complications are among the most prevalent, costly diseases in the world. Its incidence is increasing at a significant rate. Diabetes affects men and women equally but occurs most frequently in the elderly. Direct costs are estimated at about $50 billion, almost 6% of the total personal healthcare expenditures in the US.

       A ten-year study, the Diabetes Control and Complications Trial (DCCT) sponsored by the national Institutes of Diabetes and Digestive and Kidney Diseases, showed that "tight diabetes control", keeping blood sugar levels close to normal by frequent blood sugar testing, several daily insulin shots and lifestyle changes, was associated with a major reduction in diabetic complications. These findings led the American Diabetes Association to recommend tight control as an important way to delay the onset and dramatically slow the progression of complications from diabetes.

       People with diabetes measure their blood glucose levels by sticking a finger with a needle to obtain a blood drop that is placed on a test strip and analyzed by a portable instrument. Repeating this procedure several times a day becomes painful, leading many patients, especially the elderly, to perform the procedure infrequently. Furthermore the accuracy of some blood glucose analyzers is poor.

       SYBD has developed an implantable glucose biosensor to monitor blood glucose without the need for finger sticks. Termed a biosensor because it utilizes an enzyme specific for glucose, it provides glucose measurements significantly more accurate than possible from current portable measuring devices. Once implanted in subcutaneous tissue during a simple outpatient procedure, the biosensor, which is about the size of a cardiac pacemaker, provides continuous, accurate monitoring of blood glucose which is displayed as a digital readout in a wearable beeper-sized device. Ultimately, the biosensor will be linked to an implanted insulin pump, creating a closed-loop mechanical pancreas. It is anticipated that the implant life of the biosensor will exceed one year.

       More than 16 million people, approximately half undiagnosed, are estimated to suffer from diabetes in the US. Between 600,000 and 700,000 new cases are diagnosed each year. Mortality from diabetes and its associated complications is high: it is the seventh leading cause of death in the US. SYBD estimates the global market for the implanted glucose sensor may exceed $1 billion.

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

       The marketing of the biosensor device if FDA approval is achieved will probably be by manufacturing and distribution via licensing agreements with companies presently involved with distributing products in the diabetic field. Several of such companies have been contacted and are at present reviewing the patents and discussing the technology with our Company.

COMPETITION

       Synthetic blood research to date has been focused virtually exclusively on red cell substitutes. PFC-based hemoglobin substitute, bovine hemoglobin, modified human hemoglobin and recombinant (genetically engineered) human hemoglobin are the four main categories of red cell substitutes currently being pursued.

       PFC's are based on elements and minerals which occur naturally and are in abundant supply. PFC's must be emulsified with a surfactant before it can be administered intravenously. Two other companies are developing products using PFC's.

       Bovine hemoglobin is derived from cow blood. It is not compatible with human blood and, therefore, requires substantial processing in order to become usable. Various proteins present in bovine blood must be eliminated lest they cause an immune response in humans. One other company is working with bovine hemoglobin.

       Modified human hemoglobin is based on reconstituted, old or otherwise discarded human blood. Although it is derived from human blood, modified human hemoglobin can only be used after it has undergone substantial processing. Several companies are developing modified human hemoglobin.

       Recombinant human hemoglobin has been produced in bacteria, yeast and in swine. Current efforts are underway to engineer genes which will allow sufficient quantities of oxygen to be released for the oxygenation of tissues. Organ toxicity remains a problem to be solved. One company is using bacteria to grow human hemoglobin for developing a blood substitute.

       One other company is involved with the development of a PFC based liquid ventilation method utilizing a mechanical ventilator to move the PFC in and out of the lung. It is currently in Phase II/III Clinical testing.

       There are a number of companies and researchers attempting to develop an implantable glucose sensor or other approaches which include the use of infrared light rays, drawing glucose through the skin surface and other noninvasive mechanical devices. None of these methods have been successful in spite of the renewed emphasis on the development of such a sensor. There are over 10 public and closely held companies involved worldwide in the development of synthetic blood and related products.

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

PATENTS AND PROPRIETARY RIGHTS

        Patent No. 5,674,9130, issued October 7, 1997,"A Method of Assisting Normal Breathing in a Mammal Having a Lung Disorder". It utilizes one of the PFC'S being developed for a synthetic blood emulsion for therapeutic treatment of certain lung disorders. Foreign application filed in December 1996 in Canada, Australia, Japan and in the European Communities.

        Patent Application No. 603-03 A Continuation in Part, filed May 12, 1995 for 14 additional claims, was allowed and will be issued later this year.

        Patent application No. 603-01 "Selected C-10 Perfluorinated Hydrocarbons For Liquid Ventilation and Artificial Blood" was filed November 20, 1997 and is pending.

       A "Glucose Sensor" patent application was filed in December 1996 for a method of restricting the flow of glucose through the outer filter membrane and the ability to store oxygen in the sensor. This enables the implanted sensor to operate in the low oxygen and high glucose levels found in body tissues. This application contains 32 claims.

       An "Implantable Sensor Employing an Auxiliary Electrode" patent application was filed in January 1997 containing 20 claims covering the design of the titanium case as a reference electrode. This alleviates the need to force the reference electrode to carry the current allowing the reference electrode to remain constant and stable, improving the accuracy of the glucose measurement.

       Additional patent applications are in the process of preparation and will be filed soon for "A Copolymer Screen Membrane with Enhanced Oxygen Transport for Use in an Implanted Biosensor"and "A Method of Correcting the Temperature Coefficient of the Glucose Probe Output Signal".

GOVERNMENT REGULATION

       All of the Company's proposed products will require governmental approval before production and marketing can commence. The regulatory approval process is administered by the FDA in the United States, and by similar agencies in foreign countries. FDA review of new drugs, devices or biologicals is an uncertain, costly and lengthy process. Various state, federal and foreign statutes also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such products, ongoing compliance with these requirements can require the expenditure of substantial resources.

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

EMPLOYEES

       On April 30, 1998, the Company employed 9 individuals, four of whom were scientific personnel with Ph.D.'s, four are executives, and one technician. None of its employees are currently represented by a union or any other form of collective bargaining unit.

ITEM 2 - PROPERTIES

       The Company owns no real property and currently leases on a month to month basis its administrative offices at 4667 MacArthur Blvd., Suite 423, Newport Beach, California 92660. In addition the company leases office and workshop space at the Kettering Research Center in Kettering, Ohio. The current total monthly rent is $1,878 per month.

ITEM 3 - LEGAL PROCEEDINGS

       A legal action against Wright State University and its officers and directors to protect the privacy of research records held by them under the Federal Animal Protection Act was settled satisfactorily in June 1996. In addition, two legal actions filed against the company in Fiscal 1997 where a liability of $124,000 was established were settled in Fiscal 1998 for a total of $78,000.

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

       On February 26, 1993 the Common Stock of the Company began limited public trading in the over-the-counter market with prices quoted in the "Pink Sheets" published by the National Quotation Bureau under the symbol SYBD. On March 15, 1993 the Common Stock of the company began limited public trading on the OTC Electronic Bulletin Board. From 1973 to February 26, 1993 Management believes there was no public trading market for any of the registrant's securities. This past year the lowest bid and highest ask prices as determined by Company records were as follows:

                                     1998                   1997
            Quarter       Low        High        Low        High
             lst         $ .13       $.175       $.25       $.65
             2nd           .19         .36        .24        .55
             3rd           .15         .29        .13        .18
             4th          .125         .36        .13        .18

       As of April 30, 1998 the approximate number of holders of the Common Stock of the Company was 989. To the best knowledge of management, the Company has never paid dividends since the date of its incorporation. The Company does not expect to declare or pay dividends in the foreseeable future.

        In March, 1998, a current stockholder of the Company acquired 2,000,000 shares of Common Stock for $.25 per share. The common stock was issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act. Written investment representations were obtained from the purchaser and a legend was placed on the shares.

ITEM 6 - SELECTED FINANCIAL DATA

                                 April 30,          April 30,          April 30,           April 30,         April 30,
                                   1994                1995               1996               1997               1998
                                ------------       ------------       ------------       ------------       ------------
Income                          $        698       $     35,181       $      5,916       $        914       $      3,069
                                ------------       ------------       ------------       ------------       ------------

Total Expenses                  $    874,997       $  1,917,004       $  2,352,143       $  1,911,290       $  1,284,101
                                ------------       ------------       ------------       ------------       ------------

Net Loss from Operations        $    874,299       $  1,881,823       $  2,346,227       $  1,910,376       $  1,281,032
                                ------------       ------------       ------------       ------------       ------------

Weighted average number of
   shares outstanding
   Basic and diluted              21,857,475         26,330,838         28,894,248         36,053,557         46,000,749

Net Loss per share              $      (0.04)      $      (0.07)      $      (0.08)      $      (0.05)      $      (0.03)
   Basic and diluted

Cash                            $  1,653,497       $    767,825       $     76,312       $     53,857       $    740,215

Working Capital                 $  1,296,560       $  1,061,178       $   (581,030)      $   (529,393)      $    228,400

Total Assets                    $  3,075,689       $  1,179,085       $    393,939       $    318,163       $    985,914

Total Liabilities               $    490,299       $    117,907       $    974,969       $    600,675       $    531,340

Long Term Debt                  $          0       $     32,736       $     16,573       $          0       $    103,021

Stockholder's Equity            $  1,585,390       $  1,028,442       $   (597,603)      $   (282,512)      $    351,553
   (Deficit)

ITEM 7 - MANAGEMENTS DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FISCAL 1998 COMPARED TO FISCAL 1997

       The Company is a development-stage company which is developing products in the medical field and therefore has no revenue from operations.

       For the fiscal year ended April 30, 1998, other income increased to $3,069 from $914 for the fiscal year ended April 30, 1997. This increase was due to more funds available to earn interest.

       The General and Administrative expenses decreased 20% from $1,437,353 in the fiscal year ended April 30, 1997 to $1,144,810 during the fiscal year ended April 30, 1998. This decrease was the result lower legal fees, public relations and travel expenses.

       The Research and Development expenses decreased 76% from $460,978 for the fiscal year ended April 30, 1997 to $111,766 during the fiscal year ended April 30, 1998. This decrease was due to a reduction in staffing and outside testing and raw material costs associated with changing the focus from basic research to product development with the emphasis on patent application filing.

       The interest expense increased 112% from $12,959 for the fiscal year ended April 30, 1997 compared to the fiscal year ended April 30, 1998 of $27,525. This increase was due to additional finance and carrying charges necessitated by the reduced cash flow.

FISCAL 1997 COMPARED TO FISCAL 1996

       For the fiscal year ended April 30, 1997, other income decreased to $914 from $5,916 for the fiscal year ended April 30, 1996 due to a reduction of funds available for investment.

       The General and Administrative expenses increased 1% from $1,422,809 for the fiscal year ended April 30, 1996 to $1,437,353 during the fiscal year ended April 30, 1997.

       The Research and Development expenses decreased 50% from $924,093 for the fiscal year ended April 30, 1996 to $460,978 for the fiscal year ended April 30, 1997. This decrease was due to a reduction in staffing and outside testing and raw material costs associated with changing the focus from basic research to product development with emphasis on patent application filing.

       The interest expense increased for the fiscal year ended April 30, 1996 or $5,241 compared to $12,959 for the fiscal year ended April 30, 1997. This increase was due to additional finance and carrying charges necessitated by the reduced cash flow.

EQUITY AND CAPITAL RESOURCES

       The Company has financed its operations since September 1990, when current management became involved, through the issuance of debt and equity securities and loans from stockholders. For the fiscal year ended April 30, 1998 the Company had $759,740 in total current assets and working capital of $251,182 compared to $71,282 in total current assets and a working capital deficit of $529,393 during the fiscal year ended April 30, 1997.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.

ITEM 10- DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

       The directors, officers and key employees of the Company are as follows:

        Name                         Age    Position
        Roger A. Ekbom               71     Chairman of the Board
                                            Director

        Robert W. Nicora             58     President and Chief Executive Officer
                                            Director

        Robert J. Larsen             69     Secretary-Treasurer
                                            Director

        Gerald D. Schlatter          64     Director

        Leland C. Clark, Jr., Ph.D.  79     Director of Research

        Richard Kiral, Ph.D.         57     Vice President, Product Development

        Douglas Kornbrust, Ph.D.     47     Vice President, PreClinical Toxicology
                                            & Pharmacology

        Elmo Blubaugh, Jr., Ph.D.    45     Manager, Biosensor Research

        James Reavis                 63     Director of Marketing

DIRECTORS AND EXECUTIVE OFFICERS

       Roger A. Ekbom, Chairman of the Board of Directors since 1990, has extensive experience with medical device companies including managing companies from startup through full development and subsequent sale. He is the founder and former President of Cardio Vista Systems, Inc., and founder and chairman of Tronomed, Inc. From 1976 until 1993, Mr. Ekbom was Vice President of and a major stockholder in Respiratory Support Products, Inc., and Tronomed International, Inc. Mr. Ekbom was formerly the general manager of a division of Becton Dickinson, an international pharmaceutical company, and of Marion Scientific, a subsidiary of Marion Laboratories. Mr Ekbom graduated from the University of Minnesota.

       Robert W. Nicora became the President, Chief Executive Officer and Director on March 1, 1998. Mr. Nicora has a BS in chemistry, five years of graduate study in biochemistry and medical sciences, and over 30 years of experience in various laboratory, management and regulatory positions with pharmaceutical and medical device companies. While at McGaw Laboratories, he was responsible for the development and FDA approval of hetastarch, a synthetic blood expander, now marketed by DuPont Pharma. He led the team that evaluated a joint partnership with Green Cross to develop their perfluorocarbon blood substitute, Fluosol. From 1994 through March, 1998, he was director of scientific and regulatory services with Quintiles, the world's largest global contract pharmaceutical company. He provided preclinical and clinical drug and device consulting services to a number of startup biomedical companies, including SYBD.

        Robert J. Larsen, Secretary-Treasurer and Director since 1990, is a former President and Chief Executive Officer of Bay Hospital Medical Center, Chula Vista, California. Mr. Larsen has 25 years of experience in the development and management of hospitals and other related enterprises in California and Oregon. Mr. Larsen is a former trustee of the California Hospital Association and the past president of the San Diego Healthcare Financial Management Association. Mr. Larsen received his graduate degree in Hospital Administration from the University of California, Santa Barbara, and his B.A. from the University of Washington.

       Gerald D. Schlatter, Director and former President from 1990 to 1998, has over 25 years of experience in sales and marketing of medical supplies and devices. He has served as sales manager with both American Hospital Supply and Xerox in their new medical products division. He is the founder and former president of Delamesa Leasing Co., Irvine, California specializing in equipping and financing new start up medical, dental and optical health care clinics. Mr. Schlatter obtained his B.S. degree in business finance and labor law from the University of California, Fresno.

       Leland C. Clark, Jr., Ph.D., director of research, is recognized for pioneering several medical milestones credited with saving thousands of lives and advancing the technology of modern medicine. His research accomplishments include the development of the first successful heart-lung machine in 1949, the advancement of technology leading to the development of one of the first intensive care units in the world, and pioneering research in biomedical application of perfluorocarbons and biosensors. He has published more than 400 scientific papers in biomedicine and has generated numerous US and foreign patents, mainly in the field of medical instrumentation and fluorocarbons. He is the recipient of numerous honors and awards. He received his Ph.D. in biochemistry and physiology at the University of Rochester School of Medicine.

KEY EMPLOYEES

       Richard Kiral, Ph.D., Vice President of Product Development, holds a Ph.D. in analytical chemistry and has over 20 years of experience in the pharmaceutical and medical device industries. He has held vice president positions in R&D at Anthony Products, Ioptex Research, Allergan and McGaw Laboratories, where he was responsible for development of a nutritional fat emulsion.

       Douglas Kornbrust, Ph.D., director of toxicology, holds a Ph.D., in toxicology and currently is vice president and scientific director at Sierra Biomedical, a leading contract primate testing facility for the pharmaceutical and biotechnology industries. He previously held senior technical and management positions at ISIS Pharmaceuticals, Rhone-Poulenc-Rorer, Merck and Alliance Pharmaceuticals, where he was responsible for the development and implementation of preclinical toxicology programs for their perfluorocarbon liquid ventilation and blood substitute products.

       Elmo Blubaugh, Ph.D., manager of biosensor research, is an electro-chemist specializing in the chemical modification of electrode surfaces with thin polymer films. Dr. Blubaugh previously was laboratory research manager at the University of Cincinnati. He taught both graduate and undergraduate courses at the university and holds a patent in the field of polymer-film electrodes. He received his graduate degree in analytical chemistry from the University of Cincinnati.

       James Reavis, director of marketing, received a BS in chemistry and has a career of over 35 years in sales and marketing of pharmaceutical products and biomedical devices. He has owned and operated full-service advertising agencies and, for the last ten years, has consulted with high technology healthcare clients. His client roster includes Abbott, Baxter Edwards, Allergan, Genentech, Invacare, Kyocera, Advanced Cardiovascular Systems, IVAC and IMED. Mr. Reavis provides qualitative and quantitative market research services to help guide product development, product positioning and partnering strategies.

ITEM 11 - EXECUTIVE COMPENSATION

        The summary compensation table shows the compensation for Roger A. Ekbom, Chairman, Robert W. Nicora, President, Robert J. Larsen, Chief Financial Officer and Secretary-Treasurer of the Company and Mr. Schlatter, former President. Mr. Ekbom, Mr. Larsen and Mr. Schlatter have been directors and executive officers for six years ended April 30, 1998. Mr. Nicora became President on the resignation of Mr. Schlatter on March 1, 1998. This information includes the dollar amount of base salaries, bonus awards, stock options and all other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

                                                                                Long Term
                                                                               Compensation
                                         Annual Compensation                     Awards
                           -------------------------------------------------   ------------
                                                                                Securities
                                                                Other Annual     Underlying       All Other
                                       Salary          Bonus    Compensation    Options/SARs    Compensation
Name & Principal Position  Year          ($)            ($)         ($)             ($)              ($)
-------------------------  ----       ---------        -----    -------------  -------------    ------------
Roger A. Ekbom             1998       $  46,250*           0          0           26,911              0
                           1997       $  43,746            0          0                0              0
                           1996         100,000            0          0                0              0
Chairman                   1995          34,333            0          0                0              0
                           1994          13,000            0          0                0              0

Robert W. Nicora           1998       $  20,833(1)    45,000          0                0              0
President

Gerald D. Schlatter        1998       $  75,750*           0          0           26,911              0
                           1997       $  87,000            0          0                0              0
                           1996          96,000            0          0                0              0
Former President           1995          85,500            0          0                0              0
                           1994          13,000            0          0                0              0

Leland C. Clark, Jr.       1998       $  63,750*           0          0                0              0
                           1997          96,000            0          0                0              0
                           1996         114,000            0          0                0              0
Vice President             1995         114,000            0          0                0              0
                           1994          96,000            0          0                0              0

Robert J. Larsen           1998      $   46,252*           0          0           26,911              0
                           1997         $62,502            0          0                0              0
                           1996         100,000            0          0                0              0
Chief Financial Officer    1995          72,333       35,000          0                0              0
                           1994          55,000            0          0                0              0

* Of the total $232,002 reported as paid, $186,851 was contributed to the company as additional paid in capital, leaving $45,151 salaries accrued.

(1) Mr. Nicora began his employment on March, 1998 at an annual base salary of $125,000.

OPTION GRANTS

        The following table sets forth certain information as of April 30, 1998 concerning the stock option grants to all of the Company's executive officers made for the fiscal year ended April 30, 1998. No stock appreciation rights, restricted stock awards or long-term performance awards have been granted as of the date hereof and no options have been exercised.

                               OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                       POTENTIAL REALIZABLE
                         NUMBER OF                                                                      VALUE AT ASSUMED
                        SECURITIES          % OF TOTAL                                                   ANNUAL RATES OF
                        UNDERLYING        OPTIONS GRANTED                                                  STOCK PRICE
                          OPTIONS          TO EMPLOYEES        EXERCISE OR BASE      EXPIRATION          APPRECIATION OF
NAME                      GRANTED          IN FISCAL YEAR      PRICE PER SHARE          DATE              OPTION TERMS
----                    ----------        ----------------     ----------------     -------------      --------------------
Roger A. Ekbom            300,000               25%                 $.13            February 2008       $25,295   $66,976
Robert J. Larsen          300,000               25%                 $.13            February 2008       $25,295   $66,976
Gerald D. Schlatter       300,000               25%                 $.13            February 2008       $25,295   $66,976
Robert W. Nicora          300,000               25%                 $.28            February 2008       $54,480  $144,256

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

       The total number of shares of Common Stock of the Company reserved and available for distribution under the Plan is 2,500,000 shares. Pursuant to the Plan, the administrators of the Plan shall be either the Board of Directors or one or more committees designated by the Board of Directors to administer the Plan. Subject to the express terms of the Plan, the administrators have full power to select, from among the officers, employees and consultants of the Company eligible for award rights and options, the individuals to whom awards, rights or options will be granted, and to determine the specific terms of each award or grant.

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

EMPLOYMENT CONTRACTS

       On March 1, 1998 the Board of Directors approved a three year employment contract with Robert W. Nicora, President and Chief Operating Officer. The employment contract specifies a base annual salary of $125,000, an automobile allowance, Medical and Dental coverage, $200,000 life insurance payable by the corporation and payable to a beneficiary named by the insured, and participation in the 1995 Stock Plan with the right to have an option for 100,000 shares to be granted annually. The contract covers the duties and responsibilities as chief Executive officer for the corporation. As of May 18, 1998 Mr. Nicora assumed the title of Chief Executive Officer. Mr. Nicora's employment agreement provides that Mr. Nicora may, at his election, receive a severance payment equal to 299% of his average annual salary and bonuses received during the prior two-year period in the event of a change in control as defined.

       On March 31, 1998 the three year employment contract with Roger A. Ekbom expired and was not renewed. On March 31, 1998 the three year employment contract with Gerald D. Schlatter expired and was not renewed. On March 31, 1998 the three year employment contract with Robert J. Larsen expired and was not renewed.

       On October 1, 1991, Dr. Leland C. Clark, Jr., signed a five year contract with the Company as Research and Development Director. That contract has been extended on a month to month basis since October 1, 1996. On April 18, 1998 Dr. Clark submitted his resignation as Vice President and Director and agreed to continue managing research activities on a consulting basis.

REPRICING OF OPTIONS

       During the last fiscal year the Company has not adjusted or amended the exercise price of stock options.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE, INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

       The Company does not presently have a Compensation Committee of the Board of Directors, or other Board Committees performing equivalent functions, and did not at any time during the last four years. The entire Board of Directors presently performs these functions. All of the Executive officers are members of the Company's Board of Directors.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following tables sets forth the stock ownership of all persons who, to the registrants knowledge, own of record and beneficially five (5%) per cent or more of its outstanding Common Stock, and for the officers and directors as a group.

       MANAGEMENT OWNERS


                                                              Amount & Nature of          Percent
Title of Class      Name of Beneficial Owner                   Beneficial Owner           of Class
Common Stock        Roger A. Ekbom                                891,670(2)               1.94%
Common Stock        Robert W. Nicora                                50,000                 0.10%
Common Stock        Gerald D. Schlatter                            612,860(2)              1.27%
Common Stock        Robert J. Larsen(1)                            814,445(2)              1.61%
Common Stock        Leland C. Clark, Jr.                         2,440,785(2)              4.81%
All Directors and Officers as a group (5 persons)                4,809,760                 9.48%

(1) Robert J. Larsen owns 814,445 beneficial by virtue of his control of Peso, Inc. and Jada, Inc.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Roger A. Ekbom, a Chairman of the board of directors, loaned the Company $5,000 as of April 30, 1998. Gerald D. Schlatter, a director, loaned the Company $5,000 as of April 30, 1998. Robert J. Larsen, a director and Chief Financial officer, loaned the Company $5,000 as of April 30, 1998. These loans totaling $15,000 were made to enable the Company to continue its business operations, pending receipt of additional funding.

ITEM      14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM S-K

          Response to Item 8.

A.        Documents Filed as a Part of This Report:

(1)     FINANCIAL STATEMENTS

(a)     Independent Auditors Report.

(b)     Balance Sheets as of April 30, 1998 & 1997.

(c) Statements of operations for each of the three years in the period ended April 30, 1998.

(d) Statements of Stockholders, Equity for each of the three years in the period ended April 30, 1998.

(e) Statements of Cash Flows for the three years in the period ended April 30, 1998.

(f)     Notes to the Financial Statements.

                                INDEX TO EXHIBITS

   Exhibits Required by                                                Exhibits To      Exhibits to
   Item 601 of Regulation S-K                                         Prior Reports      This Year
      3 (a)    Registrants Amended Articles of Incorporation                A-1

      3 (b)    Specimen Form of Common Stock Certificate                    x

      4 (a)    Specimen three year Warrants to Purchase Stock dated         x
               July 24, 1992 with amendments

      4 (b)    Specimen three years Warrants to Purchase Stock dated        x
               September 30, 1992 with amendments

      4 (c)    Specimen three year Warrants to Purchase Stock dated         x

      4 (d)    Warrant to Purchase Stock issued February 28,1994 to
               American Heritage Fund

      4 (e)    Warrant to Purchase Stock issued July 24, 1992 to Cato       x
               Portfolio AG

      4 (f)    Specimen two year Warrant to Purchase Stock dated            x
               September 30, 1992 and November 20, 1992

      4 (g)    Warrant to Purchase Stock issued April 29, 1994 to Cato      x
               Portfolio AG

      (k)      Warrant to Purchase Stock issued August 19, 1993 and         x
               September 9, 1993 to Cato Portfolio

      (1)      Specimen two year Warrants to Purchase Stock issued on       x
               various dates from January 21, 1993 to February 23, 1994

      10(a)    Agreement between the Registrant and Leland C. Clark, Jr.,   x
               Ph.D. dated October 1, 1991 with amendments, Re:
               Assignment of Intellectual Property and Trade Secrets

      10(b)    Agreement between the Registrant and Keith R. Watson,        x
               Ph.D. Re: Assignment of Invention

      10(c)    Agreement between the Registrant and Children's Hospital     x
               Medical Center dated July 6, 1992

   Exhibits Required by                                                Exhibits To      Exhibits to
   Item 601 of Regulation S-K                                         Prior Reports      This Year
      10(d)    Agreement between the Registrant and Children's              x
               Hospital Medical Center dated July 6, 1993

      10(e)    Agreement between the Registrant and Children's              x
               Hospital Medical Center dated July 6, 1993

      10(f)    Agreement between the Registrant and Roger A. Ekbom          x
               dated April 1, 1995

      10(g)    Agreement between the Registrant and Gerald D.               x
               Schlatter dated July 11, 1994 with Amendments

      10(h)    Agreement between the Registrant and Robert J. Larsen        x
               dated April 1, 1995

      10(i)    Agreement between the Registrant and L.G. Kurtz &            x
               Associates dated July 22, 1994

      10(j)    Agreement between the Registrant and Broadgate               x
               Consultant, Inc. dated July 29, 1994

      10(k)    Agreement between the Registrant and San Diego Contract      x
               Research Associates, Inc. dated November 21, 1995

      10(l)    Agreement between the Registrant and Glen Wegner, M.D.,      x
               J.D. dated April 27, 1995

      10(m)    Employee Stock Plan dated April 28, 1995                     x

      10(n)    Indemnification Agreement between the Registrant and         x
               members of the Board of Directors dated April 26, 1995

      10(o)    Agreement between the Registrant and Air Products &          x
               Chemical, Inc. dated January 30, 1995

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


Dated: 7/22/98

Pursuant to the requirements of Instruction D to Form 10-K under the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The following represent at least a majority of the Board of Directors of the Registrant.


Date                Name & Title

                    Roger A. Ekbom
                    Chairman of the
7/22/98             Board of Directors
                    By: /S/ ROGER A. EKBOM


                    Robert W. Nicora
7/22/98             President & Director
                    By: /S/ ROBERT W. NICORA


                    Robert J. Larsen
                    Director & Secretary
7 / 22 / 98         Treasurer
                    By: /S/ ROBERT J. LARSEN


                    Gerald D. Schlatter
7/22/98             Director
                    By: /S/GERALD D. SCHLATTER

                    Howard Jones
7/22/98             Director
                    By: /S/ HOWARD JONES

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Synthetic Blood International, Inc.:


We have audited the accompanying balance sheets of Synthetic Blood International, Inc. (a development stage enterprise) (the Company) as of April 30, 1998 and 1997, and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended April 30, 1998 and for the period from May 26, 1967 (date of incorporation) to April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The financial statements for the period May 26, 1967 through April 30, 1994 were audited by other auditors and reflected an accumulated net loss of $2,148,706. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Synthetic Blood International, Inc. as of April 30, 1998 and 1997, and the results of its operations and its cash flows for the three years in the period ended April 30, 1998, and for the period from May 26, 1967 (date of incorporation) to April 30, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing certain medical products. As discussed in Note 1 to the financial statements, the Company's accumulated losses from operations and negative operating cash flows; its necessity to obtain additional financing to fund operations until the necessary regulatory approvals are obtained, if ever; and its ability to ultimately attain successful operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Costa Mesa, California
June 26, 1998

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)


BALANCE SHEETS
AS OF APRIL 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                          1998                1997
ASSETS

CURRENT ASSETS:
Cash and cash equivalents              $ 740,215           $  53,857
Prepaid expenses:
  Insurance                                9,125              11,925
  Other                                   10,400               5,500
                                       ---------           ---------

                                          19,525              17,425
                                       ---------           ---------

    Total current assets                 759,740              71,282

PROPERTY AND EQUIPMENT:
Laboratory equipment                     235,133             235,133
Furniture and fixtures                    69,147              68,385
                                       ---------           ---------

                                         304,280             303,518
Less accumulated depreciation           (219,627)           (166,085)
                                       ---------           ---------

PROPERTY AND EQUIPMENT, net               84,653             137,433

PATENTS, net (Note 2)                    141,521             109,448
                                       ---------           ---------

                                       $ 985,914           $ 318,163
                                       =========           =========




See independent auditors' report and
notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS
AS OF APRIL 30, 1998 AND 1997 (CONTINUED)
--------------------------------------------------------------------------------



                                                                                1998                 1997
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current portion of capital lease obligation                                $      --             $    16,573
Current portion of notes payable (Note 5)                                       59,972
Accounts payable                                                               339,540               323,401
Accrued payroll                                                                 78,189                50,722
Other accrued liabilities                                                       38,639               134,000
Notes payable to stockholders (Note 4)                                          15,000                75,979
                                                                           -----------           -----------

    Total current liabilities                                                  531,340               600,675

NOTES PAYABLE, less current portion (Note 5)                                   103,021

COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

STOCKHOLDERS' EQUITY (DEFICIENCY) (Notes 6 and 7):
Common stock, par value $0.01 per share; authorized 100,000,000 shares; 50,729,302 and 42,829,477 shares issued and outstanding
  at April 30, 1998 and 1997, respectively                                     507,293               428,295
Additional paid-in capital                                                   9,412,424             7,576,325
Deficit accumulated during the development stage                            (9,568,164)           (8,287,132)
                                                                           -----------           -----------

    Total stockholders' equity (deficiency)                                    351,553              (282,512)
                                                                           -----------           -----------

                                                                           $   985,914           $   318,163
                                                                           ===========           ===========



See independent auditors' report and
notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1998 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1998
--------------------------------------------------------------------------------



                                      PERIOD FROM
                                     MAY 26, 1967
                                   (INCORPORATION)
                                         TO
                                   APRIL 30, 1998              1998                   1997                   1996
                                   ---------------         ------------           ------------           ------------
EXPENSES:
Research and development            $  2,904,199           $    111,766           $    460,978           $    924,093
General and administrative             6,586,138              1,144,810              1,437,353              1,422,809
Interest                                 129,197                 27,525                 12,959                  5,241
                                    ------------           ------------           ------------           ------------

    Total expenses                     9,619,534              1,284,101              1,911,290              2,352,143

OTHER INCOME                             (51,370)                (3,069)                  (914)                (5,916)
                                    ------------           ------------           ------------           ------------

NET LOSS                            $ (9,568,164)          $ (1,281,032)          $ (1,910,376)          $ (2,346,227)
                                    ============           ============           ============           ============

NET LOSS PER SHARE -
  Basic and diluted                                              ($0.03)                ($0.05)                ($0.08)
                                                           ============           ============           ============

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING -
  Basic and diluted                                          46,000,749             36,053,557             28,894,248
                                                           ============           ============           ============





See independent auditors' report and
notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1998 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1998
--------------------------------------------------------------------------------


                                                                                            DEFICIT
                                                                                           ACCUMULATED             TOTAL
                                                                         ADDITIONAL         DURING THE         STOCKHOLDERS'
                                     NUMBER OF          COMMON             PAID-IN         DEVELOPMENT             EQUITY
                                      SHARES             STOCK             CAPITAL            STAGE             (DEFICIENCY)
                                    ----------        -----------        -----------       ------------         ------------
BALANCES, May 26, 1967                    --          $      --          $      --          $      --           $      --

Issuance of common stock            25,907,710            259,077          3,780,019                              4,039,096

Conversion of convertible
  debentures into common
  stock                                870,199              8,702            771,298                                780,000

Issuance of common stock
  to employees and
  compensatory options                 218,800              2,188             81,312                                 83,500

Common stock issued upon
  conversion of notes
  payable                              500,000              5,000            120,000                                125,000

Exercise of warrants                    13,750                137              1,238                                  1,375

Contributions of capital
  through services rendered                                                   30,000                                 30,000

Net loss                                                                                     (4,030,529)         (4,030,529)
                                    ----------            -------          ---------         ----------           ---------
BALANCES, April 30, 1995            27,510,459            275,104          4,783,867         (4,030,529)          1,028,442




See independent auditors' report and
notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1998 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


                                                                                              DEFICIT
                                                                                             ACCUMULATED            TOTAL
                                                                          ADDITIONAL          DURING THE        STOCKHOLDERS'
                                       NUMBER OF           COMMON          PAID-IN           DEVELOPMENT            EQUITY
                                        SHARES             STOCK            CAPITAL              STAGE           (DEFICIENCY)
                                       ---------        -----------       ------------       ------------       -------------
Issuance of common stock                 358,333        $     3,583        $    71,417        $      --           $    75,000

Issuance of common stock
  in conjunction with funding
  agreements and services
  rendered (Note 6)                    1,444,090             14,441            317,291                                331,732

Issuance of common stock
  to officers (Note 6)                    26,250                263              8,362                                  8,625

Common stock issued upon
  conversion of notes
  payable (Note 6)                       400,000              4,000             76,000                                 80,000

Exercise of warrants
  (Note 7)                             1,291,250             12,913            116,212                                129,125

Issuance of warrants
 (Note 7)                                                                       60,000                                 60,000

Contribution of capital from
  officer (Note 6)                                                              35,700                                 35,700

Net loss                                                                                       (2,346,227)         (2,346,227)
                                     -----------        -----------        -----------        -----------         -----------
BALANCES,
  April 30, 1996                      31,030,382            310,304          5,468,849         (6,376,756)           (597,603)





See independent auditors' report and
notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1998 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------





                                                                                                  DEFICIT
                                                                                                 ACCUMULATED           TOTAL
                                                                              ADDITIONAL         DURING THE         STOCKHOLDERS'
                                        NUMBER OF            COMMON             PAID-IN          DEVELOPMENT           EQUITY
                                         SHARES               STOCK             CAPITAL             STAGE           (DEFICIENCY)
                                        ---------         -----------        ------------        -----------        -------------
Issuance of common stock                4,000,000         $    40,000         $ 1,100,000        $      --           $ 1,140,000

Common stock issued upon
  conversion of note
  payable (Note 6)                        133,500               1,335              18,165                                 19,500

Common stock issued upon
  conversion of notes
  payable to officers (Note 6)          3,733,320              37,333             423,442                                460,775

Issuance of common stock
  in exchange for services
  rendered (Note 6)                     3,932,275              39,323             565,869                                605,192

Net loss                                                                                          (1,910,376)         (1,910,376)
                                      -----------         -----------         -----------        -----------         -----------

BALANCES, April 30, 1997               42,829,477             428,295           7,576,325         (8,287,132)           (282,512)

Issuance of common stock                6,000,000              60,000             850,033                                910,033

Issuance of common stock
  upon conversion
  of debentures (Note 6)                  531,200               5,312              46,936                                 52,248

Issuance of common stock
  to officers to retire
  shareholder loans (Note 6)            1,044,450              10,444             177,556                                188,000

Issuance of common stock
  for services rendered
  (Note 6)                                324,175               3,242              49,350                                 52,592

Contribution of capital
  by shareholders (Note 6)                                                        581,818                                581,818

Issuance of warrants
  (Note 7)                                                                        130,406                                130,406

Net loss                                                                                          (1,281,032)         (1,281,032)
                                      -----------         -----------         -----------        -----------         -----------

BALANCES, April 30, 1998               50,729,302         $   507,293         $ 9,412,424        $(9,568,164)        $   351,553
                                      ===========         ===========         ===========        ===========         ===========




See independent auditors' report and
notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1998 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1998
--------------------------------------------------------------------------------


                                                       PERIOD FROM
                                                       MAY 26, 1967
                                                     (INCORPORATION)
                                                           TO
                                                     APRIL 30, 1998          1998                 1997                1996
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss                                              $(9,568,164)        $(1,281,032)        $(1,910,376)        $(2,346,227)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                           309,557              71,107              83,073              87,459
  Write-down of other assets                              126,800
  Issuance of compensatory stock options/
    warrants                                              248,906             130,406                                  60,000
  Issuance of stock below fair market value               695,248             155,248             540,000
  Issuance of stock for services rendered                 989,516              52,592             605,192             331,732
  Contribution of capital through services
    rendered by stockholders                              216,851             186,851
  Changes in operating assets and liabilities:
    Prepaid expenses                                      (19,525)             (2,100)             12,387              60,282
    Accounts payable and accrued expenses                 619,361             111,238            (202,423)            608,263
                                                      -----------         -----------         -----------         -----------

        Net cash used in operating activities          (6,381,450)           (575,690)           (872,147)         (1,198,491)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of property and equipment                       (271,402)               (762)             (2,128)            (33,699)
Proceeds from sale of property and
  equipment                                                15,457                                                      15,457
Purchase of other assets                                 (354,248)            (49,638)            (40,011)            (35,866)
                                                      -----------         -----------         -----------         -----------
        Net cash used in investing activities            (610,193)            (50,400)            (42,139)            (54,108)



See independent auditors' report and
notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1998 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

                                                     PERIOD FROM
                                                      MAY 26, 1967
                                                    (INCORPORATION)
                                                         TO
                                                    APRIL 30, 1998           1998                1997               1996
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from issuance of notes payable
   to stockholder                                    $   915,792         $    79,538         $   309,553         $   326,701
Repayments of notes payable
  to stockholder                                        (121,517)            (46,517)
Proceeds from issuance of convertible
  debentures                                             811,000              31,000
Payments on capital lease obligation                     (52,338)            (16,573)            (17,722)            (14,065)
Contribution of capital from stockholders                 40,700               5,000                                  35,700
Proceeds from issuance of common stock                 6,138,221           1,260,000             600,000             212,750
                                                     -----------         -----------         -----------         -----------

    Net cash provided by financing activities          7,731,858           1,312,448             891,831             561,086
                                                     -----------         -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   740,215             686,358             (22,455)           (691,513)

CASH AND CASH EQUIVALENTS,
  beginning of period                                                         53,857              76,312             767,825
                                                     -----------         -----------         -----------         -----------

CASH AND CASH EQUIVALENTS,
  end of period                                          740,215             740,215              53,857              76,312
                                                     -----------         -----------         -----------         -----------

CASH PAID FOR:
Interest                                             $    88,281         $     3,174         $     3,339         $     5,241
                                                     ===========         ===========         ===========         ===========
Taxes                                                $     4,527         $       527         $       800         $       800
                                                     ===========         ===========         ===========         ===========

SUPPLEMENTAL INFORMATION:
During fiscal 1998:
  Transfer of trade accounts payable and
    accrued liabilities to notes payable                                 $   162,993
                                                                         ===========

  For information relating to equity noncash transactions, see Note 6





See independent auditors' report and
notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1998 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1998
--------------------------------------------------------------------------------

1.      GENERAL

        The Company was incorporated on May 26, 1967 and was inactive through September 1990, when it began conducting operations for the purpose of developing a synthetic blood emulsion to act as a human blood substitute, and a method of using a perfluorocarbon compound to facilitate oxygen exchange for individuals with respiratory distress syndrome. Shortly after commencing these operations, the Company changed its name to Synthetic Blood International, Inc. The Company is also developing an implantable, continuous reading glucose biosensor to be used primarily by individuals with diabetes. All of the Company's products are currently in the preclinical trial stage. This stage requires a sufficient level of animal testing to be performed in order to file certain applications with the United States Food and Drug Administration (FDA), which is necessary to obtain FDA approval to proceed with human testing and, ultimately, approval to market the products. No assurances can be given that such approvals, once applied for, will be granted.

        Going Concern - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and, at April 30, 1998, has accumulated losses from operations amounting to $9,568,164 and, in fiscal 1998, incurred negative cash flow of $575,690 from operations. As mentioned in the preceding paragraph, the Company is in the preclinical trial stage of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market the products. The additional development and testing will require significant additional financing. Management intends to seek such additional financing through future private placement offerings and/or joint ventures. The Company's continuation as a going concern is dependent on its ability to obtain additional financing to fund operations until the necessary regulatory approvals are obtained, if ever, and its ability to ultimately attain successful operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Development Stage - Because the Company has not commenced principal operations, it is considered a "Development Stage Enterprise," as defined by Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1998 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------


        Cash and Cash Equivalents - The Company considers highly-liquid investments with original maturities of three months or less to be cash equivalents.

        Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the related assets, ranging from three to ten years, or the lease term, if applicable.

        Patents - Patent costs are being amortized over the lesser of the remaining life of the patent or the estimated useful life of the related product, ranging from eight to ten years. Patent costs totaled $199,439 and $149,801, net of accumulated amortization of $57,918 and $40,353, at April 30, 1998 and 1997, respectively. The Company evaluates recoverability of patents on at least an annual basis by comparing the estimated resale value of the patents to the remaining carrying values. An adjustment to the carrying value of the patent rights would be made if the estimated resale value of the patents is determined to be insufficient to recover such value.

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

        Loss Per Share - In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS), which replaces the presentation of "primary" EPS with "basic" EPS and the presentation of "fully diluted" EPS with "diluted" EPS. All previously reported EPS amounts have been restated based on the provisions of the new standard. Basic loss per share, which would include no dilution, would be computed by dividing loss available to common shareholders by the weighted-average number of shares outstanding for that particular period. In contrast, diluted loss per share considers the potential dilution that could occur from other financial instruments that would increase the total number of outstanding shares of common stock. Common stock equivalents, however, have not been included in the diluted loss per share computation because their effect is antidilutive.

        Income Taxes - The Company accounts for its income taxes in accordance with the standards specified in SFAS No. 109, Accounting for Income Taxes.

        Reclassifications - Certain amounts as previously reported have been reclassified to conform to the 1998 presentation.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1998 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------



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

        Fair Value of Financial Instruments - The Company's balance sheet includes the following financial instruments: cash and cash equivalents, accounts payable, accrued expenses, capital lease obligation and notes payable to stockholders. The Company considers the carrying amount in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The Company considers the carrying value of its notes payable to approximate fair market value based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

        Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (Note 6).


3.      COMMITMENTS AND CONTINGENCIES

        Employment Contracts - The Company has an employment agreement with a certain officer, with an aggregate future commitment of $125,000 in 1998.

        Litigation - The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company's financial statements.


4.      NOTES PAYABLE TO STOCKHOLDERS

        Notes payable to stockholders amounted to $15,000 and $75,979 at April 30, 1998 and 1997, respectively. Such loans are due on demand and are noninterest-bearing.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1998 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------



5.      NOTES PAYABLE

        Notes payable consist of the following at April 30, 1998:


         Unsecured subordinated notes payable to former employees, bearing interest at
           10% per annum, payable in monthly principal and interest installments of
           $1,500, due at various dates through June 2003                                     $  70,692

         Unsecured subordinated notes payable to vendor, bearing interest at 10% per annum, payable in monthly principal and interest installments of $5,000,
           remaining balance due in August 1999                                                  92,301
                                                                                              ---------

                                                                                                162,993
         Less current maturities of notes payable                                               (59,972)
                                                                                              ---------

                                                                                              $ 103,021
                                                                                              =========


        Principal payments on notes payable are due approximately as follows:



         1999                                                $ 59,972
         2000                                                  56,416
         2001                                                  13,967
         2002                                                  15,430
         2003                                                  15,667
         2004                                                   1,541
                                                             --------
                                                             $162,993
                                                             ========


6.      STOCKHOLDERS' EQUITY

        During fiscal 1996, the Company issued 1,200,000 shares of its common stock in conjunction with a standby funding agreement with a stockholder, which allowed the Company to borrow up to $450,000 from this stockholder during the period from August 1995 through October 1995. As a result of this agreement, the Company recognized an expense of $240,000, which represented the fair market value of the shares at the date of the agreement.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1998 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------



        During fiscal 1996, the Company issued 26,250 shares of common stock to officers for $8,625 in cash, which represented the fair market value at the date of issuance. The officers exercised warrants granted during 1994 to purchase 91,250 shares of common stock. The exercise price of the warrants of $.10 per share approximated the fair market value of the warrants on the date of grant.

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

        During fiscal 1997, the Company converted an outstanding note payable to a stockholder in the amount of $19,500 into 133,500 shares of the Company's common stock. As a result of this transaction, the Company recognized expense of $14,685, representing the difference between the fair market value and the issuing value of the common stock.

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

        During fiscal 1998, the Company issued and subsequently converted outstanding debentures to shareholders totaling $31,000 into 531,200 shares of common stock. As a result of this transaction, the Company recorded $21,248 of interest expense associated with the conversion feature, which represents the difference between the fair market value and the conversion price of the common stock.

        During fiscal 1998, the Company issued 1,044,450 shares of common stock to retire $94,000 of officer loans. As a result of this transaction, the Company recognized expense of $94,000, representing the difference between the fair market value and the issuing value of the common stock.

        During fiscal 1998, the Company issued 324,175 shares of common stock in exchange for services rendered by stockholders. As a result of this transaction, the Company recognized expense of $52,592, representing the fair market value of the common stock issued.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1998 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------



        During fiscal 1998, the Company issued 6,000,000 shares in private placements for aggregate proceeds of $1,260,000. In conjunction with such offerings, the Company recognized a charge of $40,000, which represents the difference between the fair market value and issuance price of one of the offerings. Additionally, the Company's officers contributed personal holdings of the Company's stock to certain investors on behalf of the Company. The fair market value of such stock was $389,967. Such has been recorded in the financial statements as a contribution of capital by the shareholders and as a direct cost of the private placement, offset against the proceeds received.

        During fiscal 1998, the Company's officers forgave salaries totaling $186,851, related to services performed in fiscal year 1998. Additionally, a stockholder contributed $5,000. Such have been recorded in the financial statements as contributions of capital.


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

        Changes in shares under options for the years ended April 30, 1998, 1997 and 1996 are summarized as follows:


                                                                              YEARS ENDED APRIL 30,
                                                   ------------------------------------------------------------------------------
                                                             1998                        1997                       1996
                                                   ------------------------      ---------------------      ---------------------
                                                                  WEIGHTED                   WEIGHTED                   WEIGHTED
                                                                   AVERAGE                    AVERAGE                    AVERAGE
         OPTIONS                                     SHARES         PRICE        SHARES        PRICE        SHARES        PRICE
         OUTSTANDING, beginning of year              100,000       $   0.25      100,000      $   0.25      100,000      $   0.25

         Granted                                   1,200,000       $   0.17
         Forfeited                                  (100,000)      $   0.25
                                                   ---------                     -------                    -------

         OUTSTANDING, end of year                  1,200,000       $   0.17      100,000      $   0.25      100,000      $   0.25
                                                   =========       ========      =======      ========      =======      ========

         Options exercisable, end of year            900,000       $   0.13
                                                   =========       ========

         Weighted average fair value granted
           during the year                                         $   0.11
                                                                   ========

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1998 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------



        The Company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would have been the pro forma accounts indicated below:




                                                             YEARS ENDED APRIL 30,
                                           -----------------------------------------------------
                                                1998                 1997                1996
         Actual net loss                   $  (1,281,032)      $  (1,910,376)      $  (2,346,227)
         Pro forma net loss                   (1,364,429)         (1,910,376)         (2,346,227)

         Actual net loss per share                  (.04)               (.05)               (.08)
         Pro forma net loss per share               (.04)               (.05)               (.08)


        The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model for the year ended April 30, 1998, assuming a risk-free interest rate of 6.35%, volatility of 97%, zero dividend yield, and expected lives of 24 to 120 months. Options outstanding at the beginning of fiscal 1996 were fully vested at the date of grant.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        Furthermore, in connection with various agreements for the sale of the Company's common stock (Note 6) and in lieu of payment for services rendered, the Company issues warrants to purchase shares of its common stock.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1998 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------



                                                                         YEARS ENDED APRIL 30,
                                            -------------------------------------------------------------------------------
                                                     1998                        1997                        1996
                                            -----------------------    -----------------------     ------------------------
                                                           WEIGHTED                   WEIGHTED                    WEIGHTED
                                                           AVERAGE                     AVERAGE                     AVERAGE
         WARRANTS                             SHARES        PRICE         SHARES        PRICE         SHARES        PRICE
         OUTSTANDING, beginning of
           year                               600,000       $0.67         600,000       $0.67       2,189,973       $1.31

         Granted                            2,000,000       $0.53                                   1,200,000       $0.10
         Expired                             (600,000)      $0.67                                  (1,498,723)      $1.64
         Exercised                                                                                 (1,291,250)      $0.10
                                            ---------                     -------                  ----------

         OUTSTANDING, end of year           2,000,000       $0.53         600,000       $0.67         600,000       $0.67
                                            =========       =====         =======       =====      ==========       =====

         Warrants exercisable, end of
           year                             2,000,000       $0.53
                                            =========       =====

         Weighted average fair value
           granted during the year                          $0.07
                                                            =====


        The aggregate estimated fair value of warrants issued in fiscal 1998 was $130,406, which was recorded as expense in the accompanying statement of operations.

        Outstanding stock options and warrants at April 30, 1998 consist of the following:


                                                                          AVERAGE
                                                                           LIFE       AVERAGE
                                                        SHARES           REMAINING     PRICE
                                                      ---------------------------------------
                                                                          (YEARS)
         OPTIONS OUTSTANDING

         Range of exercise prices - $.13-$.28         1,200,000            9.77      $   0.17

         WARRANTS OUTSTANDING

         Range of exercise prices - $.35-$.70         2,000,000            1.50      $   0.53

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1998 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------



8.      INCOME TAXES

        As of April 30, 1998 and 1997, the Company had net deferred tax assets of approximately $3,373,000 and $2,818,000, respectively, all of which has been offset by a valuation allowance. These deferred tax assets are comprised of net operating loss and research and development credit carryforwards that expire from 2005 to 2013.


9.      RELATED PARTIES

        During fiscal 1998, 1997 and 1996, the Company recorded expenses of approximately $49,000, $63,000 and $100,000, respectively, for services provided by a company in which an officer of the Company has a controlling interest.

        Included in accounts payable at April 30, 1998 and 1997 are payables to officers of $56,540 and $52,038, respectively.