Form 10-Q
period 1998-07-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 1998-09-14
CIK 34956

                       SYNTHETIC BLOOD INTERNATIONAL, INC.


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 1998

Commission File Number 2-31909

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       New Jersey                                        22-3067701
------------------------                          ------------------------
(State of Incorporation)                          (IRS Employer ID Number)

    2685 Culver Avenue, Kettering, Ohio     45429
--------------------------------------------------------------------------------

                                  937-298-6070
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

        (1)         YES   [X]     NO   [ ]

        (2)         YES   [X]     NO   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998.

                50,729,302 shares of common stock par value $0.01

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                              July 31,             April 30,
                                                1998                 1998
                                             -----------         -----------
                                             (Unaudited)          (Audited)
Current Assets:
  Cash                                       $   455,785         $   740,215
  Prepaid Expense                                 21,126              19,525
                                             -----------         -----------
    Total Current Assets                     $   476,911         $   759,740

Property & Equipment, net                         76,154              84,653

Other Assets:
  Patents and Technology                         151,955             141,521
                                             -----------         -----------
Total Assets                                 $   705,020         $   985,914
                                             ===========         ===========

                     LIABILITIES AND STOCKHOLDERS'S EQUITY

Current Liabilities:
  Accrued Expenses                           $   332,112         $   339,540
  Stockholders loans                              14,900              15,000
  Accrued Payroll & Other                        131,096             176,800
                                             -----------         -----------

Total Current Liabilities                    $   478,108         $   531,340

Notes Payable, less current                  $   103,021         $   103,021

Total Liabilities                            $   581,129         $   634,361

Stockholder's Equity:
  Common Stock $0.01 par
   Value: Authorized
   100,000,000 shares
  Issued & outstanding
   50,729,302 & 50,729,302                   $   507,293         $   507,293
  Additional Paid in capital                   9,412,424           9,412,424
  Deficit Accumulated since
Development Stage                             (9,795,826)         (9,568,164)
                                             -----------         -----------
Total Stockholder's Equity
  (Deficit)                                  $   123,891         $   351,553
                                             -----------         -----------
Total Liabilities &
  Stockholder's Equity                       $   705,020         $   985,914
                                             ===========         ===========



                 See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                               Accumulated
                                                during the                 Three Months Ended
                                               development                      July 31,
                                                  stage                 1998                 1997
                                               ------------         ------------         ------------
                                               (Unaudited)                     (Unaudited)
Expenses:

 Research and
  development                                  $  2,929,181         $     24,982         $     46,365

 General and
  administrative                                  6,789,526              203,388              167,064

 Interest                                           135,117                5,920                  792
                                               ------------         ------------         ------------
  Total Expense                                   9,853,824              234,290              214,221

  OTHER INCOME                                      (57,998)              (6,628)                (114)
                                               ------------         ------------         ------------
  NET LOSS                                     $ (9,795,826)        $   (227,662)        $   (214,107)
                                                                    ============         ============

  NET LOSS PER SHARE, BASIC AND DILUTED                             $     (0.005)        $     (0.004)

  WEIGHTED AVERAGE
   NUMBER OF SHARES
    OUTSTANDING, BASIC AND DILUTED                                    50,729,302           50,279,302
                                                                    ============         ============



                 See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS

                                               Accumulated
                                               during the         Three months        Three months
 CASH FLOWS FROM OPERATING                     development        ended July 31,      ended July 31
  ACTIVITIES:                                     stage               1998                1997
                                               -----------         -----------         -----------
Net loss                                       $(9,795,826)        $  (227,662)        $  (214,107)
Adjustments to reconcile net
  cash used in operating activities:
  Depreciation and amortization                    322,447              12,890              23,294
  Write down other assets                          126,800
  Issuance of compensatory stk options             248,906
  Contribution of capital through
   services rendered                                30,000
Issuance of stock for services rendered            989,516
Issuance of stock below FMV                        695,248
Contribution of capital by stockholders            216,851
Changes in operating assets and
    liabilities:
    Prepaid expenses & other assets                (21,126)             (1,601)             (4,000)
    Accounts payable and accrued
      expense                                      536,129             (12,875)             85,114
                                               -----------         -----------         -----------
      Net cash used in operating
       activities                               (6,651,055)           (229,248)           (109,699)
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of other assets                          (377,817)            (14,825)             (7,281)
Proceeds from the sale of equipment                 15,457
Purchase of property and equipment                (262,658)
                                               -----------         -----------         -----------
      Net cash used in investing
       activities                                 (625,081)            (14,825)             (7,281)
CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from sale of common stock               6,138,221
Payments on capital lease obligations              (52,338)
Proceeds from issuance of notes
 payable to stockholder                            915,792                                  79,000
Contribution of capital stockholder                 40,700
Proceeds from convertible debentures               811,000
Repayments of notes payable                       (121,517)            (40,357)
                                               -----------         -----------         -----------
      Net cash provided by (used in)
        financing activities                     7,731,858             (40,357)             79,000

NET CHANGE IN CASH AND CASH
  EQUIVALENTS:                                     455,785            (284,430)            (37,980)
CASH AND CASH EQUIVALENTS,
  beginning of period                                                  740,215              53,857
CASH AND CASH EQUIVALENTS,
  end of period                                $   455,785         $   455,785         $    15,877
                                               ===========         ===========         ===========
Cash paid for Interest                         $    93,091         $     5,920         $       792
              Taxes                                  6,400                 800                 800

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 1998

1.      BASIS OF PRESENTATION

        The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at July 31, 1998, and the results of its operations and its cash flows for the three month periods ended July 31, 1998 and 1997. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

        The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998 filed with the Securities and Exchange Commission on August 28, 1998.

        Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at July 31, 1998 has accumulated losses from operations amounting to $9,795,826, a working capital deficit of $1,197. The Company is in the pre-clinical trial stage of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market the products. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow, to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions or that the FDA approval will be granted, once applied for. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time. Additional funding will be necessary which will require future private placements and/or joint ventures to enable the Company to continue the required testing through Phase I, II and III human testing.

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

3.      COMMITMENTS AND CONTINGENCIES

        Employment Contracts - The Company has employment agreements with a certain officer with aggregate future commitments of $274,000 through February 2000.

        Litigation - The Company is subject to litigation in the normal course of the business, none of which management believes will have a material adverse effect on the Company's financial statements as of July 31, 1998.

                       SYNTHETIC BLOOD INTERNATIONAL, INC
                          (A Development Stage Company)

                          Part I- Financial Information

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS- First Quarter of 1998 and 1997.

The Research and Development expenses for the three months period ended July 31, 1998 was $ 24,982, compared to $ 46,365 for the same period in the prior year. This decrease was due to a significant reduction in research personnel, the purchase of animals and supplies.

General and Administrative expenses for the three months period ended July 31, 1998 were $203,388, compared to $167,064 for the same period in the prior year. This increase was due to a increase in additional personnel and legal fees.

The net loss for the three months ended July 31, 1998 was $227,662, compared to $214,107 for the same period in the prior year. This increase represented the difference between an increase in administrative expense offset by a reduction in research expense.

LIQUIDITY AND CAPITAL SOURCES

The Company has financed its operations since September 1990, when the current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of July 31, 1998 the Company had $476,911 in total current assets and a working capital deficit of $1,197.

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

               None

Item 3.        Defaults Upon Senior Securities.

               None

Item 4.        Submission of Matter to a Vote of Security Holders.

               None

Item 5.        Other Information

               Leland C. Clark, Jr., Ph.D. resigned as an officer and director. He was replaced on the board on May 18, 1998 by Howard Jones, Ph.D., president of the biopharmaceutical business unit of Curative Health Services since 1993 and co-founder of Cypros Pharmaceutical Corporation in 1992.

Item 6.        Exhibits and Reports on Form 8-K.

               None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                                  (Registrant)


9/12/98                             /S/ ROBERT J. LARSEN
--------------                      --------------------------------
   (Date)                           Robert J. Larsen, Secretary