Form 10-Q
period 1998-10-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 1998-12-15
CIK 34956

                       SYNTHETIC BLOOD INTERNATIONAL, INC.


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  October 31, 1998
                               -------------------------------------------------

Commission File Number        2-31909
                        --------------------------------------------------------

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                        22-3067701
-----------------------------                     ------------------------------
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

        (1)                         YES   (X)     NO   ( )

        (2)                         YES   (X)     NO   ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1998.

                51,024,302 shares of common stock par value $0.01
--------------------------------------------------------------------------------

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                               October 31,           April 30,
                                                  1998                 1998
                                              (Unaudited)            (Audited)
                                              ------------         ------------
Current Assets:
  Cash                                        $    249,149         $    740,215
  Prepaid Expenses                                  16,990               19,525
                                              ------------         ------------
        Total Current Assets                  $    266,139         $    759,740

Property & Equipment, net                           72,073               84,653

Other Assets:
  Patents and Technology                           150,134              141,521
                                              ------------         ------------

Total Assets                                  $    488,346         $    985,914
                                              ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of notes
        payable                               $     82,510         $     59,972
  Accounts payable                                 293,929              339,540
  Stockholders loans                                14,900               15,000
  Accrued expenses                                 106,777              116,828
                                              ------------         ------------

Total Current Liabilities                     $    498,116         $    531,340

Notes Payable, less current
        portion                                     50,000              103,021
                                              ------------         ------------
Total Liabilities                             $    548,116         $    634,361
                                              ------------         ------------

Stockholders' Equity:
  Common Stock $0.01 par
   Value: Authorized
   100,000,000 shares
  Issued & outstanding
  51,024,302 & 50,729,302                          510,243              507,293
Additional Paid-in Capital                       9,463,774            9,412,424
Deficit Accumulated since
  Development Stage                            (10,033,787)          (9,568,164)
                                              ------------         ------------
Total Stockholders' (Deficit)
  Equity                                      $    (59,770)        $    351,553
                                              ------------         ------------
Total Liabilities &
 Stockholders' (Deficit)Equity                $    488,346         $    985,914
                                              ============         ============

                 See accompanying notes to financial statements.

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                             Accumulated
                              during the                  Three Months Ended                        Six Months Ended
                             development                      October 31,                              October 31,
                                stage                1998                  1997                 1998                 1997
                             ------------         ------------         ------------         ------------         ------------
                              Unaudited                       Unaudited                                 Unaudited
Expenses:

Research and
 development                 $  2,977,054         $     47,873         $     37,986         $     72,855         $     83,533


General and
 administrative                 6,978,861              189,335              337,813              392,723              508,659


Interest                          139,103                3,986                2,497                9,906                3,289
                             ------------         ------------         ------------         ------------         ------------


 Total Expense                 10,095,018              241,194              378,296              475,484              595,481


Other income                      (61,231)              (3,233)                (779)              (9,861)                (893)
                             ------------         ------------         ------------         ------------         ------------


 NET LOSS                    $(10,033,787)        $   (237,961)        $   (377,517)        $   (465,623)        $   (594,588)
                             ============         ============         ============         ============         ============

 NET LOSS PER SHARE,
    BASIC AND DILUTED                             $     (0.005)        $     (0.009)        $     (0.009)        $     (0.014)


 WEIGHTED AVERAGE
  NUMBER OF SHARES
   OUTSTANDING,
BASIC AND DILUTED                                   50,974,411           44,122,787           50,891,259           43,472,610
                                                  ============         ============         ============         ============


                 See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS


                                                    Accumulated
                                                     during the           Six months          Six months
                                                    development        ended October 31,   ended October 31
                                                      stage                  1998                1997
                                                   ------------        -----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $(10,033,787)        $   (465,623)        $   (594,588)

Adjustments to reconcile net loss to
 cash used in operating activities:
 Depreciation and amortization                          337,965               28,408               46,588
 Write down other assets                                126,800
 Issuance of compensatory stock options                 248,906
 Issuance of stock for services                       1,018,816               29,300
 Issuance of stock below FMV                            695,248                                   180,000
 Contribution of capital by stockholders                216,851
 Changes in operating assets & liabilities:
    Prepaid expenses & other assets                     (16,990)               2,535                7,780
    Accounts payable & accrued expenses                 588,599              (30,762)              98,789
                                                   ------------         ------------         ------------
        Net cash used in operating
          activities                                 (6,817,592)            (436,142)            (261,431)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other assets                               (371,643)             (17,395)             (23,716)
Proceeds from sale of equipment                          15,457
Purchase of property and equipment                     (278,448)              (7,046)
                                                   ------------         ------------         ------------
        Net cash used in investing
          activities                                   (634,634)             (24,441)             (23,716)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                    6,138,221                                   260,000
Payments on capital lease obligations                   (52,338)
Proceeds from stockholder notes payable                 915,792                                    31,000
Contribution of capital by stockholder                   40,700
Proceeds from convertible debentures                    811,000
Repayment of notes payable                             (152,000)             (30,483)              39,909
                                                   ------------         ------------         ------------
        Net cash provided by (used in)
          financing activities                        7,678,837              (30,483)             330,909
NET CHANGE IN CASH AMD CASH EQUIVALENTS                 249,149             (491,066)              45,762
CASH AND CASH EQUIVALENTS,
  beginning of period                                                        740,215               53,857
                                                   ------------         ------------         ------------
CASH AND CASH EQUIVALENTS,
  end of period                                    $    249,149         $    249,149         $     99,619
                                                   ============         ============         ============
Cash paid for Interest                             $     97,871         $      9,590         $      3,287
               Taxes                                      6,400                  800                  800
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES-
        Issuance of common stock in
        settlement of accounts payable             $     25,000         $     25,000
                                                   ============         ============


                 See accompanying notes to financial statements.

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1998

1.      BASIS OF PRESENTATION

        The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at October 31, 1998, and the results of its operations for the three and six months periods ended October 31, 1997 and 1998 and its cash flows for the six month periods ended October 31, 1997 and 1998. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

        The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998 filed with the Securities and Exchange Commission on August 28, 1998.

        Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at October 31, 1998 has accumulated losses from operations amounting to $10,033,787 and a working capital deficit of $231,977. The Company is in the pre-clinical trial stage of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market the products. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow, to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions or that the FDA approval will be granted, once applied for. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time. Additional funding will be necessary which will require future private placements and/or joint ventures to enable the Company to continue the required testing through Phase I, II and III human testing.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Development Stage - Because the Company has not commenced principal operations, it is considered a "Development Stage Enterprise" as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

        Pricing of Common Stock and Options to Purchase Common Stock - The Company's Board of Directors determines the issuance price of its common stock and options to purchase common stock to be fair market value, derived from recent issuance of common stock to unrelated parties and/or from common stock market quotations.

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

3.      COMMITMENTS AND CONTINGENCIES

        Employment Contracts - The Company has employment agreements with a certain officer with aggregate future commitments of $302,000 through March 2001.

        Litigation - The Company is subject to litigation in the normal course of the business, none of which management believes will have a material adverse effect on the Company's financial statements as of October 31, 1998.

        STOCKHOLDERS' EQUITY

        During the period ending October 31, 1998, the Company issued 125,000 shares of the Company's common stock in satisfaction of a $26,250 liability due for rent of the Company's research facility. The stock was valued at the fair market value at the date of issuance.

        During the period ending October 31, 1998, the Company issued 170,000 shares of the Company's common stock to a director/stockholder in exchange for services rendered. As a result of this transaction the Company recognized an expense of $28,050, representing the fair market value of the common stock issued.

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Part I- Financial Information

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS-

Three months ended October 31, 1997 and 1998:

The Research and Development expenses for the three months period ended October 31, 1998 was $ 47,873, compared to $ 37,986 for the same period in the prior year. This increase was due to a increase in research supplies and the addition of a research laboratory in California.

General and Administrative expenses for the three months period ended October 31, 1998 were $189,335, compared to $337,813 for the same period in the prior year. This decrease was due primarily to an expense related to stock issued below fair market value of $180,000 incurred in the prior year.

The net loss for the three months ended October 31, 1998 was $237,961, compared to $377,517 for the same period in the prior year. This decrease represented the difference between a decrease in administrative expense offset by an increase in research expense.

Six months ended October 31, 1997 and 1998

The Research and Development expenses for the six months period ended October 31, 1998 was $ 72,855, compared to $ 83,533 for the same period in the prior year. This decrease was due to a reduction in research personnel and supplies.

General and Administrative expenses for the six months period ended October 31,1998 were $392,723, compared to $508,659 for the same period in the prior year. This decrease was due primarily to an expense related to stock issued below fair market value of $180,000 incurred in the prior year offset by an increase in personnel costs and legal fees.

The net loss for the six months ended October 31, 1998 was $465,623, compared to $594,588 for the same period in the prior year. This decrease represented the combined effect of a decrease in administrative expense and a decrease in research expense.

LIQUIDITY AND CAPITAL SOURCES

The Company has financed its operations since September 1990, when the current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of October 31, 1998 the Company had $266,139 in total current assets and a working capital deficit of $231,977.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk.

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Part II-Other Information

Item 1.        Legal Proceedings.

               Described in Financial Statement Note 3.

Item 2.        Changes in Securities.

               In June 1998, the Company issued 125,000 shares of common stock to one party in satisfaction of a $26,250 liability for rent of the Company research facility. The common stock was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D.

               In August 1998, the Company issued 170,000 shares of common stock to a director of the Company in exchange for services rendered, and recorded a expense of $28,050 which represents the fair market value of the common stock. The common stock was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D.

Item 3.        Defaults Upon Senior Securities.

               None.

Item 4.        Submission of Matter to a Vote of Security Holders.

               None.

Item 5.        Other Information.

               None.

Item 6.        Exhibits and Reports on Form 8-K.

               None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SYNTHETIC BLOOD INTERNATIONAL, INC.
                                    ------------------------------------------
                                                   (Registrant)

12/10/98                             /S/ DAVID H. JOHNSON
----------------                    ------------------------------------------
   (Date)                           David H. Johnson, Chief Financial Officer