Form 10-Q
period 1999-01-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 1999-03-17
CIK 34956

                       SYNTHETIC BLOOD INTERNATIONAL, INC.


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1999.

                51,259,302 shares of common stock par value $0.01

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                                                    January 31,             April 30,
                                                                                       1999                   1998
                                                                                   ------------           ------------
                                                                                    (Unaudited)             (Audited)
Current Assets:
    Cash                                                                           $    170,960           $    740,215
    Prepaid Expense                                                                      95,954                 19,525
                                                                                   ------------           ------------

            Total Current Assets                                                   $    266,914           $    759,740

    Property & Equipment, net                                                            64,992                 84,653

Other Assets:
    Patents and Technology                                                              157,514                141,521
                                                                                   ------------           ------------

Total Assets                                                                       $    489,420           $    985,914
                                                                                   ============           ============

                     LIABILITIES AND STOCKHOLDERS'S EQUITY

Current Liabilities:
    Current portion of notes payable                                               $    138,576           $     59,972
    Accounts payable                                                                    311,126                339,540
    Stockholders loans                                                                   14,900                 15,000
    Accrued expenses                                                                    104,823                116,828
                                                                                   ------------           ------------

Total Current Liabilities                                                          $    569,425           $    531,340

Notes Payable, less current                                                        $     50,699           $    103,021

Total Liabilities                                                                  $    620,124           $    634,361

Stockholder's Equity:
Common Stock Subscribed                                                            $     55,000           $         --
100,000,000 shares Issued & outstanding
51,259,302 and 50,729,302                                                               512,594                507,293
Additional Paid in capital                                                            9,486,879              9,412,424
Deficit Accumulated since Development Stage                                         (10,185,177)            (9,568,164)
                                                                                   ------------           ------------
Total Stockholder's Equity (Deficit)                                               $   (130,704)          $    351,553
                                                                                   ------------           ------------

Total Liabilities & Stockholders' Equity                                           $    489,420           $    985,914
                                                                                   ============           ============



                 See accompanying notes to financial statements

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                  Accumulated
                                   during the            Three Months Ended              Nine Months Ended
                                  development               January 31,                     January 31,
                                     stage             1999             1998            1999            1998
                                  ------------     -----------------------------     -----------------------------
                                  (Unaudited)                Unaudited                         Unaudited
Expenses:
    Research and development      $  3,019,227     $     42,173     $     26,733     $     99,795     $    109,011

    General and administrative       7,096,368          117,507          122,949          525,221          630,711

    Interest                           143,619            4,516              442           14,106            3,731
                                  ------------     ------------     ------------     ------------     ------------

Total Expense                       10,259,214          164,196          150,124          639,122          743,453

Other Income                           (73,479)         (12,248)            (282)         (22,109)          (1,176)
                                  ------------     ------------     ------------     ------------     ------------

NET LOSS                          $(10,185,735)    $   (151,948)    $   (149,842)    $   (617,013)    $   (742,277)
                                  ============     ============     ============     ============     ============

NET LOSS PER SHARE, BASIC                          $     (0.003)    $     (0.003)    $     (0.012)    $     (0.017)
AND DILUTED

WEIGHTED AVERAGE
    NUMBER OF SHARES
    OUTSTANDING, BASIC
    AND DILUTED                                      51,132,128       46,276,391       50,971,548       44,404,874



                 See accompanying notes to financial statements

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                            STATEMENT OF CASH FLOWS


                                                          Accumulated during       Nine Months Ended
                                                             development              January 31,
                                                                stage                  1999 1998
                                                                              ------------     ------------
CASH FLOWS FROM OPERATING:                                   (Unaudited)                 (Unaudited)
Net loss                                                     $(10,185,735)    $   (617,013)    $   (742,277)
Adjustments to reconcile net loss to cash used
in operating activities:
    Depreciation and amortization                                 350,967           41,410           62,117
    Write down other assets                                       126,800
    Issuance of compensatory stock options                        248,906
    Issuance of stock for services                              1,022,221           32,705
    Issuance of stock below FMV                                   695,248                           180,000
Contribution of capital by stockholders                           216,851

Changes in operating assets and liabilities:

    Prepaid expenses and other assets                             (95,954)         (76,429)          (6,424)
    Accounts payable and accrued expense                          604,401          (15,419)         158,815
                                                             ------------     ------------     ------------
Net cash used in operating activities                          (7,016,295)        (634,746)        (347,769)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of other assets                                         (383,415)         (29,167)         (38,304)
Proceeds from the sale of equipment                                15,457
Purchase of property and equipment                               (279,977)          (8,575)
                                                             ------------     ------------     ------------
    Net cash used in investing activities                        (647,935)         (37,742)         (38,304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                              6,160,271           22,051          266,270
Proceeds from common stock subscribed                              55,000           55,000
Proceeds from stockholder notes payable                           915,792                            31,000
Contribution of capital by stockholder                             40,700
Proceeds from notes and debentures                                910,096           99,096
Payments on notes and lease obligations                          (246,669)         (72,914)          37,808
                                                             ------------     ------------     ------------
Net cash provided by financing activities                       7,835,190          103,233          335,078

Net change in cash and cash equivalents                           170,960         (569,255)         (50,995)

Cash and cash equivalents, beginning                                   --          740,215           53,857
                                                             ------------     ------------     ------------
Cash and cash equivalents, ending                                 170,960          170,960            2,862
                                                             ============     ============     ============
Cash paid for Interest                                       $    102,387     $     14,106     $      3,731
           Taxes                                                    6,400              800              800

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES-

   Common stock issued for accounts payable                  $     25,000     $     25,000
   Common stock issued to retire notes                       $     36,000                      $     36,000
   Common stock issued to retire accrued wages               $     94,000                      $     94,000



                 See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                JANUARY 31, 1999

1.  BASIS OF PRESENTATION

    The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at January 31, 1999, and the results of its operations for the three and nine months periods ended January 31, 1999 and 1998 and its cash flows for the nine month periods ended January 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

    The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998 filed with the Securities and Exchange Commission on August 28, 1998.

    Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at January 31, 1999 has accumulated losses from operations amounting to $10,185,735 and a working capital deficit of $302,511. The Company is in the pre-clinical trial stage of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market the products. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow, to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions or that the FDA approval will be granted, once applied for. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time. Additional funding will be necessary which will require future private placements and/or joint ventures to enable the Company to continue the required testing through Phase I, II and III human testing.

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

3.  COMMITMENTS AND CONTINGENCIES

    Employment Contracts - The Company has employment agreements with a certain officer with aggregate future commitments of $271,000 through March 2001.

    Litigation - The Company is subject to litigation in the normal course of the business, none of which management believes will have a material adverse effect on the Company's financial statements as of January 31, 1999.

4.  STOCKHOLDERS' EQUITY

    During the period ending January 31, 1999, the Company issued 210,000 shares of the Company's common stock to third party investors for $.125 per share, the fair market value at the date of purchase, plus options, which expire in November 1999, to purchase 210,000 shares of the common stock at $.20 per share.

    During the period ending January 31, 1999, the Company issued 25,000 shares of the Company's common stock to an outside consultant in exchange for services rendered. As a result of this transaction the Company recognized an expense of $2,625, representing the fair market value of the common stock issued.

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)

                          PART I- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Annual Report on Form 10K.

RESULTS OF OPERATIONS

Three months ended January 31, 1999 and 1998:

The Research and Development expense for the three months period ended January 31, 1999 was $42,173, compared to $ 26,733 for the same period in the prior year. This increase was due to an increase in research supplies and the addition of a research laboratory in California.

General and Administrative expenses for the three months period ended January 31, 1999 were $117,507, compared to $122,949 for the same period in the prior year. During the period salaries and contract labor and professional fees down due to a reduction in services provided. Depreciation decreased as certain fixed assets became fully depreciated. These decreases were offset by an increase in liability insurance due to increased premiums and an increase in offices expenses.

The net loss for the three months ended January 31, 1999 was $151,948, compared to $149,842 for the same period in the prior year. Although total expenses were up $14,000 for the period, this increase was offset by $10,000 of other income related the forfeiture of a stock subscription fee.

Nine months ended January 31, 1999 and 1998:

The Research and Development expenses for the nine months period ended January 31, 1999 was $99,795, compared to $109,011 for the same period in the prior year. This decrease was due to a reduction in research personnel and supplies.

General and Administrative expenses for the nine months period ended January 31, 1999 were $525,221, compared to $630,711 for the same period in the prior year. This decrease was due primarily to an expense related to stock issued below fair market value of $180,000. This decrease was offset by an increases in insurance expense and an increase in payroll and contract services.

The net loss for the nine months ended January 31, 1999 was $617,013, compared to $742,277 for the same period in the prior year. This decrease represented the combined effect of a decrease in administrative expense of $105,000 and an increase in other income of $10,000 relating to a forfeiture of a stock subscription fee.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since September 1990, when the current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of January 31, 1999 the Company had $266,914 in total current assets and a working capital deficit of $302,511.

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

The Company does not have any firm commitments for additional financing as of January 31, 1999.

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)

                            PART II-OTHER INFORMATION

Item 1.    Legal Proceedings.

           Described in Financial Statement Note 3.

Item 2.    Changes in Securities.

           In December 1998, the Company issued 210,000 shares of common stock plus stock options expiring in November 1999 for the purchase of 210,000 additional shares of common stock. The common stock was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D.

           In January 1999, the Company issued 25,000 shares of common stock to an outside consultant in exchange for services rendered, and recorded a expense of $2,625 which represents the fair market value of the common stock. The common stock was issued pursuant to the exemptions provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D.

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

                                 SYNTHETIC BLOOD INTERNATIONAL, INC.
                                 -----------------------------------
                                            (Registrant)

   3/15/99                     /s/ DAVID H. JOHNSON
------------                   ------------------------------------------
   (Date)                      David H. Johnson, Chief Financial Officer