Form 10-K405
period 1999-04-30
SYNTHETIC BLOOD INTERNATIONAL INC
filed 1999-09-01
CIK 34956

                                    FORM 1O-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C., 20549

                                    FORM 1O-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1999

                           COMMISSION FILE NO. 2-31909

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 NEW JERSEY                          22-3067701
          (STATE OF INCORPORATION)           (IRS EMPLOYER I.D. NUMBER)

             2685 CULVER AVENUE, KETTERING, OHIO        45429
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

        YES (X) NO

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, July 31, 1999:
57,059,078 shares of $.01 par value common stock The aggregate market value of the shares held by non-affiliates of the registrant (assuming officers, directors and 10% shareholders are affiliates) was approximately $7,295,935 based on the closing bid price of the Registrants Common Stock on July 31, 1999 of $0.135 per share.

        List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and
(3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933. None of the above-listed documents are incorporated by reference.

                                     PART I

ITEM 1 - BUSINESS

        Synthetic Blood International, Inc. ("SBI" or the "Company") is a development-stage company which is developing OXYCYTE, a proprietary synthetic blood substitute and FLUOROVENT, a liquid for assisting oxygen exchange in damaged or diseased lungs based upon perfluorocarbon ("PFC") technology. In addition the Company has developed an implantable continuous reading glucose biosensor for diabetics. The Company is now in the preclinical stage and is completing activities necessary for the preparation of applications with the United States Food and Drug Administration ("FDA") to begin clinical testing. After the submission to the FDA, the Company's products will require extensive clinical testing before FDA approval may be granted. No assurance may be given that FDA approval will be granted.

        SBI's technology is based on research done by Dr. Leland C. Clark, Jr., a widely recognized, pioneering inventor and scientist. Dr. Clark, who is credited with developing the first blood oxygenator for open heart surgery as well as biomedical applications for perfluorocarbons and biosensors, was SBI's Vice President of R&D until 1998. Dr. Clark currently serves as a consultant to SBI.

        The Company began conducting business in its current form in September 1990, shortly thereafter changed its name to Synthetic Blood International, Inc., and revised its business purpose to developing a line of blood substitutes.

MARKET

SBI's lead products - Oxycyte(TM), Fluorovent(TM), and an implantable glucose biosensor - will compete in what the Company believes are four multibillion dollar markets: blood substitutes, oxygen therapeutics, acute respiratory distress, and diabetes.

Blood Substitutes

The search for blood replacement fluids began centuries ago. In modern times, this search has been given a new impetus by the threat of disease transmission, most notably HIV and hepatitis C. The risks are low but unacceptable because of the high death rate from these diseases. In underdeveloped countries, the risk of serious disease transmission is much greater.

An increasingly short supply of blood is also driving this research. In the US, the number of blood donors continues to fall while the number of elderly, the group that needs blood the most, is growing. By 2030, experts project an annual shortfall of 4 million units in the US. In other countries where cultural and logistical issues constrain blood collection even more, the shortfall is believed to be much greater.

The third major force behind this search is the military's desire for a blood substitute that can be stockpiled and used immediately when needed in battlefield conditions without special storage and matching of human donor blood. Current techniques for blood transfusions do not meet these requirements.

Approximately 100 million units of human donor blood are collected annually worldwide. About 15 million units are collected in the US each year. The global market for blood substitutes has been estimated at $2-5 billion.

Oxygen Therapeutics

The availability of parenteral oxygen-carrying products for animal and clinical research has lead to the identification of potential new uses for products traditionally defined as blood substitutes. These uses, for example in ischemic conditions, specifically depend on the ability to deliver oxygen, not on a patient's need for blood or blood components. These new uses include stroke , myocardial infarction , angioplasty, and malignant disease. In ischemic conditions, cell damage is caused by a lack of oxygen. In cancer, enhanced oxygen delivery is thought to make solid tumors, and possibly diffuse cancer cells, more susceptible to radiation and chemotherapy. Combined, these conditions affect 3-4 million people in the U.S. The company estimates these new uses for oxygen-carrying blood substitutes to constitute a multibillion dollar market.

Acute Respiratory Distress

Thousands of premature infants are born each year with underdeveloped lungs and a condition of impaired pulmonary function known as acute respiratory distress syndrome (ARDS). This syndrome has multiple causes and also occurs in children and adults. Although many of these patients are treated with mechanical ventilation, this treatment can add further injury to the lungs and the mortality rate is still high. This has prompted research for a safer, more effective treatment. While more research is needed, current studies with partial liquid ventilation in animals and patients, both infants and adults, suggest that liquid ventilation may be a safe and effective treatment of ARDS.

The incident of ARDS in the US is about 250,000 cases annually. While ARDS is the primary disease target for liquid ventilation at this time, SBI believes that it may also be beneficial in chronic obstructive pulmonary disease (COPD), a condition that occurs in 10 million people in the US. The company believes that the ultimate market for liquid ventilation is in the multibillion dollar range.

Diabetes

Diabetes and its associated complications are among the most prevalent, costly diseases in the world. Its incidence is increasing at a significant rate. Diabetes affects men and women equally but occurs most frequently in the elderly. Direct costs are estimated at about $50 billion, almost 6% of the total personal healthcare expenditures in the US.

A ten year study, the Diabetes Control and Complications Trial (DCCT) sponsored by the National Institutes of Diabetes and Digestive and Kidney Diseases, showed that "tight diabetes control," keeping blood sugar levels close to normal by recent blood sugar testing, several daily insulin shots, and lifestyle changes, was associated with a major reduction in diabetic complications. These findings led the American Diabetes Association to recommend tight control as an important way to delay the onset and dramatically slow the progression of complications from diabetes.

People with diabetes measure their blood glucose levels by sticking a finger with a needle to obtain a blood drop that is placed on a test strip and analyzed by a portable instrument. Repeating this procedure several times a day becomes painful, leading many patients, especially the elderly, to perform the procedure infrequently. Furthermore, the accuracy of some blood glucose analyzers is poor. A less invasive system for accurately measuring blood glucose on demand would increase glucose monitoring compliance and provide a better basis for tight diabetes control.

More than 16 million people, approximately half undiagnosed, are estimated to suffer from diabetes in the US. Between 600,000 and 700,000 new cases are diagnosed each year. About 800,000 diabetics are insulin-dependent. Mortality from diabetes and its associated complications is high; it is the seventh leading cause of death in the US. Globally, the incidence of diabetes is estimated at 120 million people. While insulin-dependant diabetics are thought to have the greatest need for tight diabetic control, evidence is increasing that better control of blood glucose in type 2 diabetics also leads to a reduction in diabetic complications. The company estimates the global market for a less invasive glucose monitoring system to be a multibillion dollar market.

TECHNOLOGY

        SBI's principal technologies - biomedical uses for perfluorocarbons, and substrate analysis with biosensors - were conceptualized and advanced by Dr. Leland C. Clark, Jr. While his pioneering discoveries in these two areas spawned decades of research worldwide, Dr. Clark has been one of the most prolific contributors and has remained at the forefront of scientific advances in these areas, leading to SBI's patented perfluorocarbon and biosensor technology platforms.

Perfluorocarbons in Biomedicine

Following an experiment showing that a mouse could live and breathe submerged in oxygen-saturated silicone oil, Dr. Clark showed in 1965 that animals could be kept alive submerged for several hours in oxygen-saturated perfluorocarbon liquids. These experiments suggested that perfluorocarbons might be useful in medicine, principally in liquid breathing and in blood substitutes, and in 1975, Dr. Clark was issued the first patent for an oxygen-carrying, perfluorocarbon-based blood substitute. Although the technology described in this patent was used by the Green Cross Corporation in Japan to develop and obtain FDA approval for Fluosol DA, Dr. Clark recognized that further research would be necessary before safe, effective perfluorocarbons could be identified. Since that time, a principal focus of his research has been the identification of optimal properties for biomedical perfluorocarbons, and the screening of numerous compounds.

Biosensor Substrate Analysis

In the mid-1950's, Dr. Clark developed the first oxygen electrode. Ten years later, he applied for a patent describing enzyme-based biosensors that could accurately measure glucose, lactate, and other substrates. By 1974, Yellow Springs Instrument Company had developed and marketed the Clark glucose analyzer based on this technology. In the early 1980's, Dr. Clark published studies with implanted glucose biosensors, and in the late 1980's and early 1990's, was issued several seminal patents on implanted glucose biosensors. Since then, research and development efforts at SBI have focused on optimizing performance and design characteristics of the implanted glucose biosensor.

PRODUCTS

Fluorovent(TM)

Fluorovent(TM), a unique oxygen-carrying perfluorocarbon, has been selected for the treatment of ARDS after screening numerous available perfluorocarbons for optimal properties. When given as a liquid directly into the lungs, it acts as a surfactant and a highly effective medium for gas exchange, thus increasing pulmonary function and the diffusion of oxygen and carbon dioxide in respiratory distress.

Based on laboratory and animal studies thus far, the company believes that Fluorovent(TM) has significant competitive advantages as a liquid ventilation treatment. Its boiling point and vapor pressure result in longer pulmonary retention without the need for continuous replacement of evaporated fluid, offering the potential for less costly, less time-intensive procedures. It does not contain bromine or chlorine and thus presents no environmental hazard. In animals, it does not produce a hyperinflated, noncollapsible lung condition seen with other perfluorocarbon liquids being tested. There can be no assurance any such advantages will be demonstrated if Fluorovent enters clinical trials, or that it will ever be marketed, sold or generate revenue for the Company.

Oxycyte(TM)

SBI is developing Oxycyte(TM), an oxygen-carrying intravenous emulsion made from the same base perfluorocarbon in Fluorovent(TM). Blood gases such as oxygen and carbon dioxide are highly soluble in perfluorocarbons, making Oxycyte(TM) an effective means of transporting oxygen to tissues and carbon dioxide to the lungs. In comparison to hemoglobin, the component of blood that binds with and transports oxygen, Oxycyte(TM) can carry at least five times more oxygen. Additionally, perfluorocarbons are much more effective than hemoglobin at unloading oxygen at the tissue level. Oxycyte(TM) is directed at the blood substitute and oxygen therapeutics markets. There can be no assurance any such advantages will be demonstrated if Oxycyte enters clinical trials, or that it will ever be marketed, sold or generate revenue for the Company.

Implanted Glucose Biosensor

SBI has developed an implanted glucose biosensor to monitor blood glucose without the need for finger sticks. Termed a biosensor because it utilizes an enzyme specific for glucose, SBI believes it will provide glucose measurement significantly more accurate than possible from current portable measuring devices. Once implanted in subcutaneous tissue during a simple outpatient procedure, the biosensor, which is about the size of a cardiac pacemaker, provides continuous, accurate monitoring of blood glucose. A radio frequency signal from the implanted biosensor is transmitted to an external receiving device the size of a pager which displays blood glucose as a digital readout, has high and low glucose alarms, and stores data for downloading at the physician's office. The external device can also be programmed to monitor glucose according to a preset schedule, eliminating the monitoring compliance problem and providing the data necessary for tight glucose control. Ultimately, it is intended the biosensor will be linked to an implanted insulin pump, creating a closed-loop mechanical pancreas. It is anticipated the implant life of the biosensor will exceed one year. There can be no assurance any such advantages will be demonstrated if the biosensor enters clinical trials, or that it will ever be marketed, sold or generate revenue for the Company.

OTHER PRODUCTS

Perfluorocarbons

SBI is evaluating the use of perfluorocarbons for drug delivery, especially pulmonary drug delivery, and believes this represents a substantial new market opportunity for its proprietary perfluorocarbons.

Biosensors

SBI has identified potential new applications for its biosensor technology in the following areas:

o       Clinical analysis of other biochemical substrates
o In-process analysis in bulk biotechnology and chemical synthetic processes
o       Veterinary medicine

MARKETING/BUSINESS STRATEGY

Three important elements to SBI's strategy are:

Virtual Operation

SBI's strategy is to operate and develop products as a virtual company, a strategy proven sound by numerous successful start-up companies. Staff will be added only as necessary to meet the Company's goals, minimize fixed expenses, and utilize contract services where possible to assist the Company in its goal to move quickly and maximize the return and progress from invested funds.

Partnering

SBI intends to partner as early as possible with global and/or national pharmaceutical and medical device companies to attain additional funding, commercial-scale manufacturing capabilities, and maximum global market penetration for the Company's products. While major partnerships many times are not consummated until clinical trials are under way, SBI has begun to systematically identify and meet with interested and appropriate candidate companies. The Company has not entered into any partnership arrangements and there can be no assurance it will enter into such arrangements in the future.

Market Entry

A final important element of SBI's strategy deals with the timing of market entry. The Company's current product markets - liquid ventilation, blood substitutes, oxygen therapeutics, and implantable biosensors - are new and will require considerable effort and money to develop. If SBI is not the first company to market these products, the Company believes it should benefit from the investment made by the competition, and its future strategy will be to enter established markets and capture market share with superior products that have significant competitive advantages.

Additionally, SBI intends to be selective in picking the most appropriate corporate marketing partner for each product.

COMPETITION

Fluorovent(TM)

SBI is aware of only one other company developing a liquid ventilation product. Alliance Pharmaceutical Corporation's product, LiquiVent, is in Phase III clinical trials in adults with acute respiratory distress.

Based on preliminary preclinical studies thus far, SBI believes Fluorovent(TM) possesses these competitive advantages over LiquiVent:

o Longer pulmonary retention, reducing need for replacement of exhaled fluid
o       Fluorovent(TM) treatment potentially less costly and labor intensive
o Presents no environmental hazard due to the presence of bromine or chlorine (Perflubron, the perfluorocarbon in LiquiVent, contains bromine)
o       Does not cause hyperinflated, non collapsible lung syndrome

Oxycyte(TM)

Eight other companies in addition to SBI are believed to be developing oxygen-carrying blood substitutes. Seven - Apex Bioscience, Baxter International, Biopure, Enzon, Hemosol, Northfield Laboratories, and Somatogen - are developing hemoglobin-based products and one - Alliance Pharmaceutical - is developing a perfluorocarbon based product. All of these products are in Phase I, II or III clinical trials. Baxter recently terminated clinical trials with HemAssist, their bovine hemoglobin product, and is re-evaluating that program. It is not known whether study design or product-related issues led to termination of clinical trials.

In comparison to hemoglobin-based products, Oxycyte(TM), when fully oxygenated, can carry five times more oxygen than hemoglobin, and unload oxygen and pick up carbon dioxide at the tissue level more readily than hemoglobin. The Company believes Oxycyte(TM), is a better media for transporting blood gases than hemoglobin. Hemoglobin-based products face other traditional hurdles - limited supply from bovine or out-dated human sources, the risk, however small, of disease transmission, and typical toxic side effects such as increased blood pressure and kidney failure.

In comparison to competing perfluorocarbon based blood substitutes, SBI believes based on preliminary preclinical data Oxycyte(TM) has the following advantages:

o Slower exhalation rate resulting in longer effective blood circulation half-life
o       No environmental hazard due to the presence of bromine
o       No potential for hyperinflated, noncollapsible lung condition

Implanted Glucose Sensor

Historically, the critical issues that have confronted the development and commercialization of effective, less-invasive glucose monitoring systems include stable sensor life, accuracy through a wide glucose range, inappropriate biological ratios of oxygen and glucose to optimally drive enzyme biosensors, and biocompatibility. Many research groups have attempted to resolve these problems with varying success. SBI does not consider glucose sensor systems proposed by academic groups as viable competition because it believes they lack commercial input, and promising systems are usually acquired by industry.

SBI is aware of 8 other companies that are developing less-invasive glucose monitoring systems - MiniMed, Cygnus Therapeutic, Biocontrol Technology, Sensor Solutions, Integ, Bioject Medical, Sensors for Medicine and Technology, and Technical Chemicals and Products. Only one - Sensors for Medicine - is pursuing a sensor that is fully implantable. However, it is in the design stage and no performance test data are available. Systems under development by the other companies are skin surface or percutaneous systems that are at least minimally invasive and/or require replacement every few hours to days. For example, MiniMed's system requires subcutaneous insertion of a catheter-like device every three days, while the Cygnus GlucoWatch requires replacement of its autosensor pad every 12 hours. Six systems are in clinical trials, a 510(k) submission has been made by Biocontrol Technology, and MiniMed recently received approval to market their system.

Based on available information from preclinical data, SBI believes its implanted glucose biosensor possesses these advantages when compared to competing systems:

o       Significantly more accurate throughout a glucose range of 30-500 mg/dl
o       Accurate to an oxygen concentration as low as 2%
o       Extended implant life with stable, linear response
o       Fully implantable; completely non-invasive after implantation
o       Completely eliminates glucose monitoring compliance problem

MANUFACTURING AND SOURCES OF SUPPLY

        The Company believes it has suitable sources of supply for key ingredients and components of all three products under development.

PATENTS/INTELLECTUAL PROPERTY

SBI's intellectual property portfolio consists of a total of 23 patents that are issued, or are applications submitted or in preparation.

Perfluorocarbon products: SBI has four issued patents and one patent application covering methods of using its preferred, proprietary perfluorocarbons in liquid breathing and blood substitutes. In addition, by virtue of an exclusive supply agreement, it has the rights to eight perfluorocarbon manufacturing process patents. Two additional patent applications are in preparation.

Biosensor: SBI has acquired, by exclusive license, the rights to five fundamental biosensor patents issued to Dr. Clark. Through its IBS division, SYBD has submitted two patent applications covering current biosensor design features and is preparing three additional applications.

Filings for all patent applications are made in the U.S., Canada, Europe, Japan, and Australia.

Australian Patent No. 690277 titled "Use of Perfluorocarbons for Assisting Normal Breathing in Mammals Having Lund Disorders" issued August 6, 1998.

U.S. Patent No. 5,824,703 titled "A Method for Assisting Normal Breathing in a Mammal Having a Lung Disorder" issued October 20, 1998.

U.S. Patent No. 5,840,767 titled "Improved perfluorocarbons for Biological Gas Exchange and Method" issued November 24, 1998.

All claims were allowed in February, 1999 for two implanted biosensor patent applications titled "Glucose Sensor" and "Implantable Sensor Employing an Auxiliary Electrode". Both patents are expected to issue soon.

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

        Whether or not U.S. FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must be obtained prior to the commencement of marketing of the product in such countries. The requirements governing the conduct of clinical trials and product approvals vary from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country has its own procedures and requirements.

EMPLOYEES

        On April 30, 1999, the Company employed 8 individuals, three of whom were scientific personnel with Ph.D's, four are executives, and one office manager/bookkeeper. None of its employees are currently represented by a union or any other form of collective bargaining unit.

ITEM 2 - PROPERTIES

        The Company owns no real property and currently leases on a month to month basis its principal administrative office at 4667 MacArthur Blvd., Suite 400, Newport Beach, California 92660. In addition the company leases office and laboratory space at Kettering Research Center in Kettering, Ohio and in Costa Mesa, California. The current monthly rent is approximately $4,000 per month.

ITEM 3 - LEGAL PROCEEDINGS

        None

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

        On February 26, 1993 the Common Stock of the Company began limited public trading in the over-the-counter market with prices quoted in the "Pink Sheets" published by the National Quotation Bureau under the symbol SYBD. On March 15, 1993 the Common Stock of the company began limited public trading on the OTC Electronic Bulletin Board. The over-the-counter quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. From 1973 to February 26, 1993 Management believes there was no public trading market for any of the registrant's securities. For the past two fiscal years, the minimum bid and highest ask prices as determined by Company records were as follows:

                                      1999                  1998
                                -----------------     -----------------
               Quarter           Low        High       Low        High
               -------          ------     ------     ------     ------
               1st              $0.190     $0.255     $0.130     $0.175
               2nd               0.125      0.200      0.190      0.360
               3rd               0.093      0.180      0.150      0.290
               4th               0.093      0.235      0.125      0.360

        In February 1999, the Company issued a non-qualified option to purchase 200,000 shares of Common Stock at $.10 per share to Robert Nicora, a director, in consideration of his purchase of 142,857 shares of restricted Common Stock at $.07 per share to provide the Company with cash to finance operations. In February 1999 the Company issued a non-qualified option to purchase 100,000 shares of Common Stock at $.10 per share to Gerald Schlatter, a director, in consideration of his purchase of 71,429 shares of restricted Common Stock at $.07 per share to provide the Company with cash to finance the operations.

        In February 1999, the Company issued non-qualified options to purchase 200,000 shares to Roger Ekbom, a director and 200,000 shares to Robert Larsen, a director, all at $.10 per share, in consideration for Mr. Ekbom's purchase of 142,858 shares at $.07 per share and Mr. Larsen's purchase of 142,858 shares at $.07 per share of restricted Common Stock, which purchases were both made to provide the Company with cash to finance operations.

        In February 1999, the Company issued a non-qualified option to purchase 571,000 shares of Common Stock at $.07 per share to a current shareholder and issued non-qualified options to purchase 100,000 shares each to two current shareholders for $.07 per share.

        In March 1999, the Company issued non-qualified options to purchase a total of 753,987 shares of Common Stock to a total of eight current shareholders for $.07 per share. Also in March 1999, the Company issued non-qualified options to purchase a total 300,000 shares of Common Stock to a total of two current shareholders for $.20 per share.

        In April 1999, the Company issued non-qualified options to purchase a total of 235,032 shares of Common Stock to a total of five current shareholders for $.11 per share.

        In March 1999, the Company issued a total of 250,000 shares of restricted Common Stock at $.08 per share to two individuals, and issued a total of 2,829,572 shares of restricted Common Stock at $.07 per share to a total of six individuals.

        In April 1999, the Company issued a total of 357,143 shares of restricted Common Stock at $.07 per share to a total of three individuals.

        The sale and issuance of each of the transactions referenced above were deemed to be exempt transactions under Section 4(2) of the Securities Act of 1933, as transactions by an issuer not involving any public offering. In each of the referenced transactions appropriate legends were placed on the certificates issued to the purchasers.

        As of April 30, 1999 the approximate number of holders of the Common stock of the Company was 1018. To the best knowledge of management, the Company has never paid dividends since the date of its incorporation. The Company does not expect to declare or pay dividend in the foreseeable future.



ITEM 6 - SELECTED FINANCIAL DATA

                               April 30,      April 30,     April 30,       April 30,      April 30,
                                 1995           1996           1997           1998           1999
                              -----------    -----------    -----------    -----------    -----------
Income                             35,181          5,916            914          3,069         23,994

Total expenses                  1,917,004      2,352,143      1,911,290      1,284,101        857,829

Net loss from operations        1,881,823      2,346,227      1,910,376      1,281,032        833,835

Weighted average number
   of shares outstanding,
   basic and diluted           26,330,838     28,894,248     36,053,557     46,000,749     51,388,471

Net loss per share
   basic and diluted          $     (0.07)   $     (0.08)    $    (0.05)        $(0.03)   $     (0.02)

Cash                              767,825         76,312         53,857        740,215        193,013

Working capital                 1,061,178       (581,030)      (529,393)      (228,400)      (348,339)

Total assets                    1,179,085        393,939        318,163        985,914        530,906

Total liabilities                 117,907        974,969        600,675        531,340        602,226

Long-term debt                     32,736         16,573             --        103,021         47,327


Stockholders'
  equity (deficiency)           1,028,442       (597,603)      (282,512)       351,553       (118,647)

ITEM 7 - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

        The Company is a development-stage company which is developing products in the medical field and therefore has no revenue from operations.

        For the fiscal year ended April 30, 1999, other income increased to $23,994 from $3,069 for the fiscal year ended April 30, 1998. This increase was due to more funds available to earn interest, in addition to the forfeiture of a stock subscription fee of $10,000 which was recorded as income during 1999.

        The General and Administrative expenses decreased 37% from $1,055,143 for the fiscal year ended April 30, 1998 to $667,376 for the fiscal year ended April 30, 1999. This decrease was primarily due to a one time expense of $180,000 related to stock issued below fair market value which was incurred in 1998 and reductions in wages and contract salaries during 1999.

        The Research and Development expenses decreased 16% from $201,433 for the fiscal year ended April 30, 1998, to $170,058 for the fiscal year ended April 30, 1999. This decrease was due to a reduction in laboratory rent of $14,000 and equipment rental of $26,000.

        The interest expense decreased 26% from $27,525 for the fiscal year ended April 30, 1998, to $20,395 for the fiscal year ended April 30, 1999. This decrease was due to a reduction is notes payable.

FISCAL 1998 COMPARED TO FISCAL 1997

        The Company is a development-stage company which is developing products in the medical field and therefore has no revenue from operations.

        For the fiscal year ended April 30, 1998, other income increased to $3,069 from $914 for the fiscal year ended April 30, 1997. This increase was due to more funds available to earn interest.

        The General and Administrative expenses decreased 20 % from $1,437,353 for the fiscal year ended April 30, 1997 to $1,055,143 for the fiscal year ended April 30, 1998. This decrease was the result lower legal fees, public relations and travel expenses.

        The Research and Development expenses decreased 76% from $460,978 for the fiscal year ended April 30, 1997, to $201,433 for the fiscal year ended April 30, 1998. This decrease was due to a reduction in staffing and outside testing and raw material costs associated with changing the focus from basic research to product development with the emphasis on patent application filing.

        The interest expense increased 112% from $12,959 for the fiscal year ended April 30, 1997, to $27,525 for the fiscal year ended April 30, 1998. This increase was due to additional finance and carrying charges necessitated by the reduced cash flow.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations since September 1990, when current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of April 30, 1999 the Company had $253,887 in total current assets and a working capital deficit of $324,369 compared to $759,740 in total current assets and working capital of $228,400 as of April 30, 1997.

        During the year ended April 30, 1999, the Company had a net decrease in cash and cash equivalents of $547,202, of which $794,499 was used in operations and $105,257 was used for investing activities, primarily the purchase of equipment and patent expenditures. These cash outflows were partially offset by cash provided from financing activities of $352,554 through the sale of common stock and increases in outstanding debt. The Company does not have any lines of credit or other arrangements with lenders. The Company believes its existing cash should fund current operations for approximately 2-3 months.

        The Company is in the pre-clinical trial stage in the development of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market its products. This additional development and testing will require significant additional financing. Additional funds are needed immediately to continue to operate as a going concern. Potential funding in the form of bridge loans and future options are currently being negotiated. There can be no assurance these proposed funding arrangements will be successful, or that if they are not the Company will be able to secure additional capital.

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

YEAR 2000 COMPLIANCE

        The "Year 2000 Issue" arises because most computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly.

        The Company is in the process of developing a program to address Year 2000 Issues and such program is substantially completed. The Company does not believe the costs required to address Year 2000 Issues will be material, and that the program should be completely implemented by the end of the third quarter of 1999.

        The Company could be adversely impacted by Year 2000 Issues faced by prospective suppliers, vendors and financial service organizations with which the Company interacts. The Company is in the process of developing a plan to determine the impact that third parties who are not Year 2000 compliant may have on the operations of the Company. However, there can be no guarantee that the systems of these companies will achieve Year 2000 compliance in a timely manner.

        Recent SEC guidance for Year 2000 disclosure also calls on companies to describe their most likely worst case Year 2000 scenario. The Company believes that the most likely worst case scenario is that the Company could experience clinical trial and research and development delays because of infrastructure failures or delays from suppliers.

FORWARD LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words "believe," "expect," "anticipate," "estimate," "project," "will be," "will continue" or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business, the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements.

        Potential risks and uncertainties include, but are not limited to, an inability to enter into or maintain strategic collaborative relationships to further develop and commercialize the Company's products; uncertainties associated with the lengthy and complicated testing and regulatory approval process, in particular the risk that the Company's products may be found ineffective during clinical trials or the Company is unable to obtain the necessary regulatory approvals to commercialize these products; uncertainties associated with obtaining and enforcing patents for the Company's products and technology; the risks of infringing patents held by other parties; uncertainties associated with changing or new technology; difficulties in scaling up manufacturing operations to commercial scale and in obtaining raw materials in quantity at prices necessary to produce profitable products; an inability to have the Company's products manufactured by future strategic partners or contract manufacturing companies; and failure to obtain market acceptance, significant market share, or third party reimbursement at profitable price levels.

        Significant risks and uncertainties are associated with the Company's ability to obtain the required financing to develop its products. The Company's projected capital requirements are based on the expectation that strategic partners will assume further development and regulatory costs for each product during Phase II clinical trials. If that does not happen, the amount of financing the Company will be required to raise could increase substantially. If the Company is unable to raise adequate financing, it may be required to delay, scale-back, or eliminate one or more product development programs, or sell the rights to certain technologies or products. The Company continuously reviews product development priorities to enable it to allocate available resources to those products it believes have the greatest commercial potential and chance of success. Factors such as results from animal and future clinical tests, financing availability, regulatory, patent, and reimbursement considerations, and competition may cause the Company to change product development priorities from time to time. Such changes may have an impact on the amount of financing the company is required to raise. The Company may also decide to acquire new technology which could increase the amount of capital it must raise.

        The Company is in the development stage and, at April 30, 1999, has accumulated losses from operations amounting to $10,401,999 and, in fiscal 1999, incurred negative cash flow of $794,499 from operations. Management intends to seek additional financing through future private placement offerings and/or joint ventures. The Company's continuation as a going concern is dependent on its ability to obtain additional financing to fund operations until the necessary regulatory approvals are obtained, if ever, and its ability to ultimately attain successful operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data as required by this item are set forth in a separate section of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        Change in certifying accountant previously reported on the Company's Form 8-K filed on July 16, 1999.

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

        The directors, officers and key employees of the Company are as follows:

               Name                    Age                  Position
               ----                    ---                  --------
      Roger A. Ekbom                   72      Chairman of the Board

      Robert W. Nicora                 59      President and Chief Executive Officer
                                               Director
      Robert J. Larsen                 70      Corporate Secretary
                                               Director
      Gerald D. Schlatter              65      Director

      David Johnson                    52      Chief Financial Officer

      Howard Jones                     62      Director

      Richard Kiral, Ph.D.             58      Vice President, Product Development

      Douglas Kornbrust, Ph.D.         48      Consultant Director, PreClinical Toxicology &
                                               Pharmacology
      Elmo Blubaugh, Jr., Ph.D.        46      Consultant Manager, Biosensor Research

      James Reavis                     64      Consultant Director of Marketing

DIRECTORS AND EXECUTIVE OFFICERS

        Roger A. Ekbom, Chairman of the Board of Directors, since 1990. Mr. Ekbom was Chief Executive Officer from 1991 to March, 1998 and has extensive experience with medical device companies including managing companies from startup through full development and subsequent sales. He is the founder and former President of Cardio Vista Systems, Inc., and founder and Chairman of Tronomed, Inc. From 1976 until 1993, Mr. Ekbom was the Vice President of and a major stockholder in Respiratory Support Products, Inc. and Tronomed International, Inc. Mr. Ekbom was formerly the general manager of a division of Becton Dickinson, an international medical device company, and of Marion Scientific, a subsidiary of Marion Laboratories. Mr. Ekbom graduated from the University of Minnesota.

        Robert W. Nicora became the President, Chief Executive Officer and Director on March 1, 1998. Mr. Nicora has a BS in chemistry, five years of graduate study in biochemistry and medical sciences, and over 30 years of experience in various laboratory, management and regulatory positions with pharmaceutical and medical device companies. While at McGaw Laboratories, he was responsible for the development and FDA approval of hetastarch, a synthetic blood expander, now marketed by DuPont Pharma. He led the team that evaluated a joint partnership with Green Cross to develop their perfluorocarbon blood substitute, Fluosol. From 1994 through March, 1998, he was director of scientific and regulatory services with Quintiles, the world's largest global contact pharmaceutical company. He has provided preclinical and clinical drug and device consulting services to a number of startup biomedical companies, including SBI.

        Robert J. Larsen, Corporate Secretary and Director since 1990, is a former President and Chief Executive Officer of Bay Hospital Medical Center, Chula Vista, California. Mr. Larsen has 25 years of experience in the development and management of hospitals and other related enterprises in California and Oregon. Mr. Larsen is a former trustee of the California Hospital Association and the past president of the San Diego Healthcare Financial Management Association. Mr. Larsen received his graduate degree in Hospital Administration from the University of California, Santa Barbara, and his B.A. from the University of Washington.

        Gerald D. Schlatter, Director and former President from 1990 to 1998 and has over 25 years experience in sales and marketing of medical supplies and devices. He has served as sales manager with both American Hospital Supply and Xerox in their medical products divisions. He is the founder and former president of Delamesa Medical Equipment Leasing Co. in Irvine California, specializing in equipping and financing new start up medical, dental, and optical health care clinics. Mr. Schlatter obtained his BS degree in business finance and labor law from California State University of Fresno.

        David H. Johnson, CPA, chief financial officer. Mr. Johnson has over 25 years of financial and administrative management experience in a diverse range of industries including high technology. His most recent position was chief financial officer of Center Court Concierge, an information service start up company. Previous positions included vice president, finance and administration, Vista Paint Corporation, and partner and regional coordinator of audit and accounting services at McGladrey and Pullen, a major public accounting firm.
Mr. Johnson has a BA in accounting and is a certified public accountant.

        Howard Jones, Ph.D., board of directors. Dr. Jones is president of the biopharmaceutical business unit of Curative Health Services. He is responsible for R&D, licensing, and manufacturing of wound healing technology that incorporates growth factors from patient blood. He has more than 30 years of experience in directing research and development of drugs at Revlon, Bristol-Myers Squibb, Amylin Pharmaceuticals, and Cypros Pharmaceuticals, a company he co-founded. He started his career at Merck where he discovered Clinoril, a drug for the treatment of rheumatoid arthritis that has annual sales of $400,000,000. He has had more than 84 patents issued for his biopharmaceutical developments.

KEY EMPLOYEES

        Richard Kiral, Ph.D., Vice President of Product Development holds a Ph.D. in analytical chemistry and has over of 20 years of experience in the pharmaceutical and medical device industries. He has held vice president positions in R&D at Anthony Products, Ioptex Research, Allergan, and McGaw Laboratories, where he was responsible for development of a nutritional fat emulsion.

        Douglas Kornbrust, Ph.D., Director, Preclinical Toxicology and Pharmacology holds a Ph.D. in toxicology and currently is vice president and scientific director at Sierra Biomedical, a leading contract primate testing facility for the pharmaceutical and biotechnology industries. He previously held senior technical and management positions at ISIS Pharmaceuticals, Rhone-Poulenc-Rorer, Merck, and Alliance Pharmaceuticals, where he was responsible for the development and implementation of preclinical toxicology programs for their perfluorocarbon liquid ventilation and blood substitute products.

        Elmo A. Blubaugh, Jr., Ph.D., Consultant manager of biosensor research is an electrochemist specializing in the chemical modification of electrode surfaces with thin polymer films. Dr. Blubaugh previously was laboratory research manager at the University of Cincinnati. He taught both graduate and undergraduate courses at the university and holds a patent in the field of polymer-film electrodes. He received his graduate degree in analytical chemistry from the University of Cincinnati.

        James H. Reavis, Consultant director of marketing received a BS in chemistry and has a career of over 35 years in sales and marketing of pharmaceutical products and biomedical devices. He has owned and operated full-service advertising agencies and, for the last ten years, has consulted with high technology healthcare clients. His client roster includes Abbott, Baxter Edwards, Allergan, Genentech, Invacare, Kyocera, Advanced Cardiovascular Systems, IVAC, and IMED. Mr. Reavis provides qualitative and quantitative market research services to help guide product development, product positioning, and partnering strategies.

ITEM  11 - EXECUTIVE COMPENSATION

        The following table provides certain summary information concerning compensation earned for services rendered in all capacities to the Company for the fiscal years ended April 30, 1999, 1998 and 1997, by all persons who served as the Chief Executive Officer during 1998, and by the other most highly compensated executive officers of the Company ("Named Executive Officers"). Mr. Nicora became President and Chief Executive Officer on the resignation of Mr. Schlatter on March 1, 1998. This information includes the dollar amount of base salaries, bonus awards, stock options and all other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE


                                                                                 Long-tern
                                                                                Compensation
                                             Annual Compensation                   Awards
                                          ----------------------------------    ------------
                                                                    Other        Securities,       All
                                                                    Awards       Underlying       Other
                                  Year    Salary       Bonus    Compensation    Options/SARs   Compensation
    Name and Position                        $           $           $               $              $
    -----------------             ----    ----------------------------------    ------------   ------------
Robert Nicora(1)                  1999    125,000         --         --              --         12,600
President                         1998     20,833     45,000         --              --             --

Gerald D. Schlatter               1999     24,000         --         --              --             --
Former President                  1998     75,750         --         --          26,911             --
                                  1997     87,000         --         --              --             --

Richard Kiral                     1999     97,830
Vice President of Product
Development

----------
(1) Mr. Nicora received a $6,000 car allowance and $6,600 in medical premiums paid for by the Company.

OPTION GRANTS

The following table sets forth certain information as of April 30, 1999 concerning the stock option grants to the Company's Chief Executive Officer and the other Named Executive Officers made for the fiscal year ended April 30, 1999. No stock appreciation rights, restricted stock awards or long-term performance awards have been granted as of the date hereof and no options have been exercised.

                      Option/SAR Grants in Last Fiscal Year

                                      % of Total                                         Potential
                         Number of     Options                                      Realizable Value at
                        Securities    Granted to     Exercise                        Assumed Annual
                        Underlying    Employees       or Base                        Rates of Stock
                          Options     in Fiscal      Price Per     Expiration      Price Appreciation
                          Granted        Year          Share          Date          of Option Terms
                        ----------    ----------     ---------    ------------    --------------------
Robert W. Nicora(1)       200,000       33.33%         $.10       February 2000    $5,000     $5,500
Gerald D. Schlatter(2)    100,000       16.66%         $.10       February 2000     2,500      2,750

In April, 1995, the Company's Board of Directors approved a stock option plan ("1995 Plan") which authorized the grant of options to purchase up to 2,500,000 shares of Common Stock subject to shareholder approval. In the fall of 1998, the Company granted incentive stock options, which were believed to be pursuant to the 1995 Plan, to acquire 300,000 shares to Mr. Nicora, 100,000 shares to Mr. Kiral and 100,000 shares to Mr. Johnson. Since the 1995 Plan required shareholder approval and shareholder approval was not obtained, these option grants were determined to be invalid. The Company intends to adopt a new stock option plan, obtain shareholder approval and grant options to Messrs. Nicora, Kiral and Johnson to acquire the same number of shares of Common Stock as the referenced invalid grants in 1998 at the then fair market value on the date of grant.

DEFINED BENEFIT AND ACTUARIAL PLANS

        The Company has not supplied Defined Benefits, or similar Pension, Benefit or Actuarial Plan Benefits to its Executive Officers.

COMPENSATION OF DIRECTORS

        None

EMPLOYMENT CONTRACTS

        On March 1, 1998 the Board of Directors approved a three year employment contract with Robert W. Nicora, President and Chief Operating Officer. The employment contract specifies a base annual salary of $125,000, an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $200,000 life insurance payable by the corporation and payable to a beneficiary named by the insured, and participation in the 1995 Stock Plan with the right to have an option for 300,000 shares at signing and 150,000 shares to be granted annually. The contract covers the duties and responsibilities as chief Executive officer for the corporation. As of May 18, 1998 Mr. Nicora assumed the title of Chief Executive Officer. Mr. Nicora's employment agreement provides that Mr. Nicora may, at his election receive a severance payment equal to 299% of his average annual salary and bonuses received during the prior two-year period in the event of a change in control as defined.

ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION COMMITTEE, INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

        The Company does not presently have a Compensation Committee of the Board of Directors, or other Board Committees performing equivalent functions, and did not at any time during the last four years. The Executive Committee of the Board of Directors presently performs these functions.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following tables sets forth as of April 30, 1999 the stock ownership of all persons who, to the registrants knowledge, own of record and beneficially five (5%) per cent or more of its outstanding Common Stock, and for the officers and directors as a group.

        MANAGEMENT OWNERS

                                                               Amount & Nature of
                                      Name of Beneficial           Beneficial         Percent of
        Title of Class                      Owner                  Ownership            Class
        --------------                ------------------       ------------------     ----------
        Common Stock                  Roger A. Ekbom(1)             1,486,778           2.69%
        Common Stock                  Robert W. Nicora(2)             392,858            .71%
        Common Stock                  Gerald D. Schlatter(3)          782,929           1.41%
        Common Stock                  Robert J. Larsen(4)           1,052,553           1.90%
        All Directors and Officers as a group (4 persons)           3,015,118           6.71%

--------------
(1) Includes options to acquire 200,000 shares of Common Stock which are exercisable within 60 days of April 30, 1999.
(2) Includes options to acquire 200,000 shares of Common Stock which are exercisable within 60 days of April 30, 1999.
(3) Includes options to acquire 100,000 shares of Common Stock which are exercisable within 60 days of April 30, 1999.
(4) Includes options to acquire 200,000 shares of Common Stock which are exercisable within 60 days of April 30, 1999. Also includes 882,553 shares beneficially owned by virtue of Mr. Larsen's control of Peso, Inc. and Jada, Inc.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        For period ending April 30, 1998 $19,000 was booked for Roger Ekbom, Gerald Schlatter and Robert Larsen as accounts payable. For current year ending April 30, 1999 these amounts were reclassified as notes payable of $19,000 to each of them.

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM S-K

        Response to Item 8.

A.      Documents Filed as a Part of This Report:

(1)            FINANCIAL STATEMENTS

(a)                   Reports of Independent Certified Public Accountants.

(b)                   Balance Sheets as of April 30, 1999 & 1998.

(c)                   Statements of operations for each of the three years
                          in the period ended April 30, 1999.

(d)                   Statements of Stockholders' Equity for each of the three
                          years in the period ended April 30, 1999.

(e)                   Statements of Cash Flows for the three years
                          in the period ended April 30, 1999.

(f)                   Notes to the Financial Statements.

                                INDEX TO EXHIBITS

                Exhibits Required by Item 601 of Regulation S-K                       Exhibits    Exhibits to
                                                                                      to Prior     This Year
                                                                                      Reports
                -----------------------------------------------------------------     --------    -----------
      3(a)      Registrants Amended Articles of Incorporation                           A-1
      3(b)      Specimen Form of Common Stock Certificate                                X
      4(a)      Specimen three year Warrants to Purchase Stock dated July 24,            X
                1992 with amendments
      4(b)      Specimen three years Warrants to Purchase Stock dated September          X
                30, 1992 with amendments
      4(c)      Specimen three year Warrants to Purchase Stock dated November 20,        X
                1992 with amendments
      4(d)      Warrant to Purchase Stock issued February 28,1994 to American            X
                Heritage Fund
      4(e)      Warrant to Purchase Stock issued July 24, 1992  to Cato Portfolio        X
                AG
      4(f)      Specimen two year Warrant to Purchase Stock dated September 30,          X
                1992 and November 20, 1992
      4(g)      Warrant to Purchase Stock issued April 29, 1994 to Cato                  X
                Portfolio AG
      4(k)      Warrant to Purchase Stock issued August 19, 1993  and September          X
                9, 1993 to Cato Portfolio
      4(1)      Specimen two year Warrants to Purchase Stock issued on various           X
                dates from January 21, 1993 to February 23, 1994
     10(a)      Agreement between the Registrant and Leland C. Clark,Jr., Ph.D.          X
                dated October 1, 1991 with amendments, Re: Assignment of
                Intellectual Property and Trade Secrets
     10(b)      Agreement between the Registrant and Keith R. Watson, Ph.D., Re:         X
                Assignment of Invention
     10(c)      Agreement between the Registrant and Children's Hospital Medical         X
                Center dated, July 6, 1992
     10(d)      Agreement between the Registrant and Children's Hospital Medical         X
                Center dated, July 6, 1993
     10(e)      Agreement between the Registrant and Children's Hospital Medical         X
                Center dated, July 6, 1993
     10(f)      Agreement between the Registrant and Roger R. Ekbom                      X
                dated, April 1, 1995
     10(g)      Agreement between the Registrant and Gerald D. Schlatter                 X
                dated, July 11, 1994 with Amendments
     10(h)      Agreement between the Registrant and Robert J. Larsen                    X
                dated, April 1, 1995
     10(i)      Agreement between the Registrant and L.G. Kurtz & Associates             X
                dated, July 22, 1994
     10(j)      Agreement between the Registrant and Broadgate Consultant, Inc.,         X
                dated, July 29, 1994
     10(k)      Agreement between the Registrant and San Diego Contract Research         X
                Associates, Inc. dated November 21, 1995
     10(l)      Agreement between the Registrant and Glen Wegner, M.D.,                  X
                J.D. dated, April 27, 1995
     10(m)      Employee Stock Plan dated, April 28, 1995                                X
     10(n)      Indemnification Agreement between the Registrant and                     X
                members of the Board of Directors dated, April 26, 1995
     10(o)      Agreement between the Registrant and Air Products & Chemical,            X
                Inc., dated January 30, 1995.

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                       SYNTHETIC BLOOD INTERNATIONAL, INC.



              Robert W. Nicora, President & Chief Executive Officer

                            By: /S/ ROBERT W. NICORA


                    David H. Johnson, Chief Financial Officer

                            By: /S/ DAVID H. JOHNSON


Dated: 8/12/99

Pursuant to the requirements of Instruction D to Form 10-K under the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The following represent at least a majority of the Board of Directors of the Registrant.


Date                     Name & Title
----                     ------------
                         Roger A. Ekbom
                         Chairman of the
8/12/99                  Board of Directors
                         By: /S/ ROGER A. EKBOM


8/12/99                  Robert W. Nicora
                         President & Director
                         By: /S/ ROBERT W. NICORA

8/12/99                  Robert J. Larsen
                         Corporate Secretary
                         By: /S/ ROBERT LARSEN

8/12/99                  Gerald D. Schlatter
                         Director
                         By: /S/ GERALD SCHLATTER

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Synthetic Blood International, Inc.

We have audited the accompanying balance sheet of Synthetic Blood International, Inc. (a company in the development stage) as of April 30, 1999 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended and for the period from inception (May 26, 1967) to April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's financial statements as of April 30, 1997, 1998 and for the period from inception [May 26, 1967] to April 30, 1998 were audited by other auditors whose report, dated June 26, 1998, included an explanatory paragraph regarding a substantial doubt about the ability of the Company to continue as a going concern. The financial statements for the period from inception [May 26, 1967] to April 30, 1998 reflect cumulative net losses of $9,568,164 of the cumulative totals. The other auditors' report has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetic Blood International, Inc. as of April 30, 1999 and the results of its operations and its cash flows for the year then ended and for the period from inception (May 26, 1967) to April 30, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and negative operating cash flows, negative working capital position, and dependence on obtaining additional financing raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do no include any adjustments that might result from the outcome of this uncertainty.


                                        /S/ Grant Thornton LLP


Irvine, California
August 3, 1999

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Synthetic Blood International, Inc.:


We have audited the accompanying balance sheet of Synthetic Blood
International, Inc. (a development stage enterprise) (the Company) as of April 30, 1998, and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years ended April 30, 1998 and 1997 and for the period from May 26, 1967 (date of incorporation) to April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The financial statements for the period May 26, 1967 through April 30, 1994 were audited by other auditors and reflected an accumulated net loss of $2,148,706. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of Synthetic Blood International, Inc. as of April 30, 1998 and the results of its operations and its cash flows for the years ended April 30, 1998 and 1997, and for the period from May 26, 1967 (date of incorporation) to April 30, 1998 in conformity with generally accepted accounting principles.

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



                                        /S/ Deloitte & Touche LLP

Costa Mesa, California
June 26, 1998

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS
AS OF APRIL 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                       1999             1998
                                                     ---------        ---------
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                            $ 193,013        $ 740,215
Prepaid expenses:
  Insurance                                             54,189            9,125
  Other                                                  6,685           10,400
                                                     ---------        ---------
    Total current assets                               253,887          759,740

PROPERTY AND EQUIPMENT:
  Laboratory equipment                                 240,788          235,133
  Furniture and fixtures                                66,024           69,147
                                                     ---------        ---------
                                                       306,812          304,280
  Less accumulated depreciation                       (245,210)        (219,627)
                                                     ---------        ---------

    Property and equipment, net                         61,602           84,653

PATENTS, net (Note 2)                                  215,417          141,521
                                                     ---------        ---------
                                                     $ 530,906        $ 985,914
                                                     =========        =========



The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEETS
AS OF APRIL 30, 1999 AND 1998 (CONTINUED)
--------------------------------------------------------------------------------

                                                                          1999              1998
                                                                      ------------      ------------

                          LIABILITIES AND STOCKHOLDERS'
                               EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current portion of notes payable (Note 5)                             $    101,170      $     59,972
Accounts payable                                                           305,686           339,540
Accrued payroll                                                             94,500            78,189
Other accrued liabilities                                                   23,970            38,639
Amounts due to stockholders (Note 4)                                        76,900            15,000
                                                                      ------------      ------------
    Total current liabilities                                              602,226           531,340

NOTES PAYABLE, less current portion (Note 5)                                47,327           103,021

COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)                                   --                --

STOCKHOLDERS' (DEFICIENCY) EQUITY (Note 6):
Common stock, par value $0.01 per share; authorized
  100,000,000 shares; 55,314,324 and 50,729,302 shares
  issued and outstanding at April 30, 1999 and 1998, respectively          553,143           507,293
Additional paid-in capital                                               9,730,209         9,412,424
Deficit accumulated during the development stage                       (10,401,999)       (9,568,164)
                                                                      ------------      ------------
    Total stockholders' equity (deficiency)                               (118,647)          351,553
                                                                      ------------      ------------
                                                                      $    530,906      $    985,914
                                                                      ============      ============



The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1999 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1999
--------------------------------------------------------------------------------

                               PERIOD FROM
                               MAY 26, 1967
                              (INCORPORATION)
                                    TO
                              APRIL 30, 1999         1999              1998              1997
                               ------------      ------------      ------------      ------------
EXPENSES:
Research and development       $  3,163,924      $    170,058      $    201,433      $    460,978
General and administrative        7,163,847           667,376         1,055,143         1,437,353
Interest                            149,592            20,395            27,525            12,959
                               ------------      ------------      ------------      ------------
    Total expenses               10,477,363           857,829         1,284,101         1,911,290

OTHER INCOME                        (75,364)          (23,994)           (3,069)             (914)
                               ------------      ------------      ------------      ------------

NET LOSS                       $ 10,401,999      $    833,835      $  1,281,032      $  1,910,376
                               ============      ============      ============      ============

NET LOSS PER SHARE -
  Basic and diluted                              $      (0.02)     $      (0.03)     $      (0.05)
                                                 ============      ============      ============

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING -
  Basic and diluted                                51,388,471        46,000,749        36,053,557
                                                 ============      ============      ============



The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1999 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1999
--------------------------------------------------------------------------------

                                                                                   DEFICIT
                                                                                 ACCUMULATED         TOTAL
                                                                 ADDITIONAL      DURING THE      STOCKHOLDERS'
                                    NUMBER         COMMON          PAID-IN       DEVELOPMENT         EQUITY
                                  OF SHARES         STOCK          CAPITAL          STAGE         (DEFICIENCY)
                                  ----------     -----------     -----------     -----------      -----------
BALANCES, May 26, 1967                    --        $     --      $       --     $        --      $        --

Issuance of common stock          26,292,293         262,923       3,859,798              --        4,122,721

Conversion of convertible
  debentures into common
  stock                              870,199           8,702         771,298              --          780,000

Issuance of common stock
  to employees and
  compensatory options               218,800           2,188          81,312              --           83,500

Common stock issues in
  conjunction with funding
  agreements and services
  rendered                         1,444,090          14,441         317,291              --          331,732

Common stock issued upon
  conversion of notes
  payable                            900,000           9,000         196,000              --          205,000

Issuance of warrants                      --              --          60,000              --           60,000

Exercise of warrants               1,305,000          13,050         117,450              --          130,500

Contributions of capital for
  cash and services rendered              --              --          65,700              --           65,700

Net loss                                  --              --              --      (6,376,756)      (6,376,756)
                                  ----------     -----------     -----------     -----------      -----------

BALANCES, April 30, 1996          31,030,382     $   310,304     $ 5,468,849     $(6,376,756)     $  (597,603)



The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1999 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------

                                                                                     DEFICIT
                                                                                   ACCUMULATED        TOTAL
                                                                   ADDITIONAL      DURING THE      STOCKHOLDERS'
                                      NUMBER          COMMON         PAID-IN       DEVELOPMENT         EQUITY
                                    OF SHARES         STOCK          CAPITAL          STAGE         (DEFICIENCY)
                                    ----------     -----------     -----------     -----------      -----------
Issuance of common stock             4,000,000     $    40,000     $ 1,100,000     $        --      $ 1,140,000
Common stock issued upon
  conversion of note
  payable (Note 6)                     133,500           1,335          18,165                           19,500
Common stock issued upon
  conversion of notes
  payable to officers (Note 6)       3,733,320          37,333         423,442                          460,775
Issuance of common stock
  in exchange for services
  rendered (Note 6)                  3,932,275          39,323         565,869                          605,192
Net loss                                    --              --              --      (1,910,376)      (1,910,376)
                                    ----------     -----------     -----------     -----------      -----------
BALANCES, April 30, 1997            42,829,477         428,295       7,576,325      (8,287,132)        (282,512)
Issuance of common stock             6,000,000          60,000         850,033                          910,033
Issuance of common stock
  upon conversion
  of debentures (Note 6)               531,200           5,312          46,936                           52,248
Issuance of common stock
  to officers to retire
  shareholder loans (Note 6)         1,044,450          10,444         177,556                          188,000
Issuance of common stock
  for services rendered
  (Note 6)                             324,175           3,242          49,350                           52,592
Contribution of capital
  by shareholders (Note 6)                                             581,818                          581,818
Issuance of warrants
  (Note 6)                                                             130,406                          130,406
Net loss                                    --              --              --      (1,281,032)      (1,281,032)
                                    ----------     -----------     -----------     -----------      -----------
BALANCES, April 30, 1998            50,729,302     $   507,293     $ 9,412,424     $(9,568,164)     $   351,553



The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1999 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1999 (CONTINUED)
--------------------------------------------------------------------------------

                                                                                        DEFICIT
                                                                                      ACCUMULATED        TOTAL
                                                                      ADDITIONAL      DURING THE      STOCKHOLDERS'
                                       NUMBER          COMMON          PAID-IN        DEVELOPMENT         EQUITY
                                     OF SHARES         STOCK           CAPITAL           STAGE         (DEFICIENCY)
                                     ----------     ------------     ------------     ------------     ------------
Issuance of common stock              4,265,022     $     42,650     $    262,500     $         --     $    305,150

Issuance of common stock for
  services rendered (Note 6)            320,000            3,200           53,725               --           56,925

Stock options granted                        --               --            1,560               --            1,560

Net loss                                     --               --               --         (833,835)        (833,835)
                                     ----------     ------------     ------------     ------------     ------------

BALANCES, April 30, 1999             55,314,324     $    553,143     $  9,730,209     $(10,401,999)    $   (118,647)
                                     ==========     ============     ============     ============     ============



The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1998 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1998
--------------------------------------------------------------------------------

                                                      PERIOD FROM
                                                      MAY 26, 1967
                                                    (INCORPORATION)
                                                         TO
                                                    APRIL 30, 1999           1999                1998                1997
                                                    ---------------      ------------        ------------        ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss                                             $(10,401,999)       $   (833,835)       $ (1,281,032)       $ (1,910,376)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                           361,559              52,002              71,107              83,073
  Loss on disposal of property and equipment                2,410               2,410                  --                  --
  Write-down of other assets                              126,800                  --                  --                  --
  Issuance of compensatory stock options/
    warrants                                              250,466               1,560             130,406                  --
  Issuance of stock below fair market value               695,248                  --             155,248             540,000
  Issuance of stock for services rendered               1,046,441              56,925              52,592             605,192
  Contribution of capital through services
    rendered by stockholders                              216,851                  --             186,851                  --
  Changes in operating assets and liabilities:
    Prepaid expenses                                      (60,874)            (41,349)             (2,100)             12,387
    Accounts payable and accrued expenses                 587,149             (32,212)            111,238            (202,423)
                                                     ----------------------------------------------------------- ------------

        Net cash used in operating activities          (7,175,949)           (794,499)           (575,690)           (872,147)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of property and equipment                       (285,197)            (13,795)               (762)             (2,128)
Proceeds from sale of property and
  equipment                                                15,457                  --                  --                  --
Purchase of other assets                                 (445,710)            (91,462)            (49,638)            (40,011)
                                                     ----------------------------------------------------------- ------------

        Net cash used in investing activities            (715,450)           (105,257)            (50,400)            (42,139)



The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1998 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1998 (CONTINUED)
--------------------------------------------------------------------------------

                                                    PERIOD FROM
                                                    MAY 26, 1967
                                                   (INCORPORATION)
                                                         TO
                                                   APRIL 30, 1999        1999              1998             1997
                                                     ----------        ---------        ----------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of amounts due
   to stockholder                                    $  977,692        $  61,900        $   79,538        $309,553
Repayments of amounts due
  to stockholder                                       (121,517)              --           (46,517)             --
Proceeds from long-term debt                            140,248          140,248                --              --
Payments on long-term debt                             (154,744)        (154,744)               --              --
Proceeds from issuance of convertible
  debentures                                            811,000               --            31,000
Payments on capital lease obligation                    (52,338)              --           (16,573)        (17,722)
Contribution of capital from stockholders                40,700               --             5,000              --
Proceeds from issuance of common stock                6,443,371          305,150         1,260,000         600,000
                                                     ----------        ---------        ----------        --------

    Net cash provided by financing activities         8,084,412          352,554         1,312,448         891,831
                                                     ----------        ---------        ----------        --------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  193,013         (547,202)          686,358         (22,455)
CASH AND CASH EQUIVALENTS,
  beginning of period                                        --          740,215            53,857          76,312
                                                     ----------        ---------        ----------        --------
CASH AND CASH EQUIVALENTS,
  end of period                                      $  193,013        $ 193,013        $  740,215        $ 53,857
                                                     ==========        =========        ==========        ========

CASH PAID FOR:
Interest                                             $  110,078        $  20,395        $    3,174        $  3,339
                                                     ==========        =========        ==========        ========
Taxes                                                $    6,690        $     800        $      527        $    800
                                                     ==========        =========        ==========        ========

SUPPLEMENTAL INFORMATION:
During fiscal 1998:
  Transfer of trade accounts payable and
    accrued liabilities to notes payable                                                $  162,993
                                                                                        ==========
  For information relating to equity noncash
    transactions, see Note 6



The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1999 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1999
--------------------------------------------------------------------------------


1.      GENERAL

        The Company was incorporated on May 26, 1967 and was inactive through September 1990, when it began conducting operations for the purpose of developing a synthetic blood emulsion to act as a human blood substitute, and a method of using a perfluorocarbon compound to facilitate oxygen exchange for individuals with respiratory distress syndrome. Shortly after commencing these operations, the Company changed its name to Synthetic Blood International, Inc. The Company is also developing an implantable, continuous reading glucose biosensor to be used primarily by individuals with diabetes. All of the Company's products are currently in the preclinical trial stage. This stage requires a sufficient level of animal testing to be performed in order to file certain applications with the United States Food and Drug Administration (FDA), which is necessary to obtain FDA approval to proceed with human testing and, ultimately, approval to market the products. No assurances can be given that such approvals, once applied for, will be granted. The Company has not generated any revenues since inception.

        Going Concern - The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and, at April 30, 1999, has accumulated losses from operations amounting to $10,401,999 and, in fiscal 1999, incurred negative cash flow of $794,499 from operations. As mentioned in the preceding paragraph, the Company is in the preclinical trial stage of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market the products. The additional development and testing will require significant additional financing. Management intends to seek such additional financing through future private placement offerings and/or joint ventures. The Company's continuation as a going concern is dependent on its ability to obtain additional financing to fund operations until the necessary regulatory approvals are obtained, if ever, and its ability to ultimately attain successful operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Development Stage - Because the Company has commenced its planned principal operations, but there has been no significant revenue therefrom, it is considered a "Development Stage Enterprise".

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1999 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1999
--------------------------------------------------------------------------------


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

        Patents - Patent costs are being amortized over the lesser of the remaining life of the patent or the estimated useful life of the related product, ranging from eight to ten years. Patent costs totaled $215,417 and $141,521, net of accumulated amortization of $75,484 and $57,918, at April 30, 1999 and 1998, respectively. The Company evaluates recoverability of patents on at least an annual basis by comparing the estimated value of the patents to the remaining carrying values. An adjustment to the carrying value of the patent rights would be made if the estimated resale value of the patents is determined to be insufficient to recover such value.

        Pricing of Common Stock and Options to Purchase Common Stock - The Company's Board of Directors determines the issuance price of its common stock and the exercise price of options to purchase common stock, based on a good faith estimate of fair market value, which is derived from recent issuances of common stock to unrelated parties and/or from common stock market quotations, after giving effect to the restricted nature of the stock issued. In the event that stock is issued at a price below fair market value for services rendered, an expense is recorded for the difference between fair market value and the issuance price and is included in general and administrative expenses.

        Loss Per Share - In fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS). In accordance with this statement, basic loss per share, which includes no dilutive securities, is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding for that particular period. In contrast, diluted loss per share considers the potential dilution that could occur from other financial instruments that would increase the total number of outstanding shares of common stock. Common stock equivalents, however, have not been included in the diluted loss per share computation because their effect is antidilutive.

        Income Taxes - Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

        Reclassifications - Certain amounts as previously reported have been reclassified to conform to the 1999 presentation.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1999 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1999
--------------------------------------------------------------------------------


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

        Fair Value of Financial Instruments - The Company's balance sheet includes the following financial instruments: cash and cash equivalents, accounts payable, accrued expenses, amounts due to stockholders, and notes payable. The Company considers the carrying amount in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The Company considers the carrying value of its notes payable to approximate fair market value based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

        Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (Note 8).

3.      COMMITMENTS AND CONTINGENCIES

        Employment Contracts - The Company has an employment contract with a certain officer, with an aggregate future commitment of approximately $275,000 at April 30, 1999. This employment contract, which expires March 1, 2001, also requires the Company to grant 150,000 options annually during its term.

        Litigation - The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company's financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1999 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1999
--------------------------------------------------------------------------------


4.      AMOUNTS DUE TO STOCKHOLDERS

        The amounts due to stockholders were $76,900 and $15,000 at April 30, 1999 and 1998, respectively. Such loans are due on demand and are noninterest-bearing.

5.      NOTES PAYABLE

        Notes payable consist of the following at April 30,:

                                                                                       1999           1998
                                                                                     ---------      ---------
               Installment contract payable, secured by unearned
                 insurance premiums, payable in monthly installments of
                 $8,500 through October 1999                                         $  49,517      $      --

               Unsecured subordinated notes payable to former employees, bearing interest at 10% per annum, payable in monthly principal and interest installments of $1,500, due at various dates through
                 June 2003                                                              59,899         70,692

               Unsecured subordinated notes payable to vendor, bearing interest at 10% per annum, payable in monthly principal and interest installments of $5,000,
                 remaining balance due in August 1999                                   39,081         92,301
                                                                                     ---------      ---------
                                                                                       148,497        162,993
               Less current maturities of notes payable                               (101,170)       (59,972)
                                                                                     ---------      ---------
                                                                                     $  47,327      $ 103,021
                                                                                     =========      =========

        Principal payments at April 30, 1999 on notes payable are due as follows:

               2000                                        $101,170
               2001                                          13,881
               2002                                          15,334
               2003                                          15,684
               2004                                           2,428
                                                           --------
                                                           $148,497
                                                           ========

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1999 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1999
--------------------------------------------------------------------------------


6.      STOCKHOLDERS' EQUITY

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

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1999 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1999
--------------------------------------------------------------------------------


        During fiscal 1998, the Company's officers forgave salaries totaling $186,851, related to services performed in fiscal year 1998. Additionally, a stockholder contributed $5,000. Such have been recorded in the financial statements as contributions of capital.

        During fiscal 1999, the Company issued 125,000 shares in satisfaction of a $26,250 liability for rent on a Company research facility. An additional 25,000 shares were issued to a consultant for services rendered. The Company recognized an expense of $2,625 representing the fair market value of the stock at the date of issuance.

        During fiscal 1999, the Company issued 170,000 shares to a director/officer in exchange for services rendered. The Company recognized an expense of $28,050 representing the fair market value of the stock at the date of issuance.

        During fiscal 1999, the Company issued 4,265,022 shares of unregistered common stock for $305,150; these shares were issued at a share price ranging from $.07 to $.11.

7.      STOCK OPTIONS AND WARRANTS

        In April 1995, the Company's Board of Directors approved a stock option plan providing for the granting of options to officers, directors, consultants and key employees to purchase up to 2,500,000 shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant. However, the Company has since determined that they never requested or received shareholder approval as required to formally approve the plan thereby rendering the options invalid. Accordingly, option tables and related disclosures presented in previously issued financial statements are not required and have been omitted. The Company is taking appropriate steps to adopt a new plan and obtain shareholder approval and would grant shares with similar terms and conditions to those individuals who where previously granted options under the 1995 plan. The Company can not reasonably determine at the present time whether they will receive the necessary shareholder approval to ratify the plan. However, the Company believes the outcome of this uncertainty will not have a material effect on these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1999 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1999
--------------------------------------------------------------------------------

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1999 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1999
--------------------------------------------------------------------------------


        During 1998 and 1999, in connnection with various agreements for the sale of the Company's common stock (Note 6) and in lieu of payment for services rendered, the Company issued warrants to purchase shares of its common stock. Changes in warrants for the years ended April 30, 1999, 1998 and 1997 are summarized as follows:

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1999 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1999
--------------------------------------------------------------------------------

                                                  Weighted
                                                  Average
                                                  Exercise
                                                    Price
                                                  per Share     Shares
                                                   ------       -------
        Warrants outstanding at May 1, 1996        $ 0.67       600,000

             Granted                                   --
             Exercised                                 --
             Terminated                                --
                                                   ------       -------

        Warrants outstanding at April 30, 1997     $ 0.67       600,000

             Granted                                 0.53     2,000,000
             Exercised                                 --            --
             Terminated                              0.67      (600,000)
                                                   ------       -------

        Warrants outstanding at April 30, 1998     $ 0.53     2,000,000

             Granted                                 0.13     3,559,151
             Exercised                                 --            --
             Terminated                                --            --
                                                   ------       -------

        Warrants outstanding at April 30, 1999     $ 0.28     5,559,151
                                                   ======     =========

8.      INCOME TAXES

        No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through April 30, 1999. At April 30, 1999, the Company has net operating loss carryforwards available to offset future taxable income for federal tax purposes of approximately $9,500,000; such carryforwards expire in various years through 2014. Deferred tax assets totaling $3,657,000 at April 30, 1999 include the effects of these net operating loss carryforwards, and research and development credit carryforwards. The Company has provided a valuation allowance to offset all deferred tax assets due to the uncertainty of realization.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 1999 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 1999
--------------------------------------------------------------------------------


9.      RELATED PARTIES

        During fiscal 1999, 1998 and 1997, the Company recorded expenses of approximately $70,000, $49,000 and $63,000, respectively, for services provided by a company in which an officer of the Company has a controlling interest.

        Included in accounts payable at April 30, 1999 and 1998 are amounts due to officers of $0 and $56,540, respectively.