Form 10-Q
period 1999-07-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 1999-09-14
CIK 34956

                       SYNTHETIC BLOOD INTERNATIONAL, INC.


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                         COMMISSION FILE NUMBER 2-31909

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

                    2685 CULVER AVENUE KETTERING, OHIO 45429
                    ----------------------------------------

                                  937-298-6070
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                               YES (X)     NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999.

               57,059,078 shares of common stock par value $0.01

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                          ASSETS


                                                            July 31,            April 30,
                                                              1999                 1999
                                                          ------------         ------------
                                                           (Unaudited)
Current Assets:
     Cash and cash equivalents                            $     90,788         $    193,013
     Prepaid Expense                                            30,385               60,874
                                                          ------------         ------------

                Total Current Assets                      $    121,173         $    253,887

     Property & Equipment, net                                  50,738               61,602

Other Assets:
     Patents and Technology                                    216,433              215,417
                                                          ------------         ------------

                                                          $    388,344         $    530,906
                                                          ============         ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
     Current portion of notes payable                     $     62,793         $    101,170
     Accounts payable                                          284,208              305,686
     Stockholders loans                                         76,900               76,900
     Accrued liabilities                                       118,032              118,470
                                                          ------------         ------------

Total Current Liabilities                                 $    541,933         $    602,226

Notes Payable, less current                               $     44,097         $     47,327

Total Liabilities                                         $    586,030         $    649,554


Stockholders' Deficiency:
  Common Stock ,authorized 100,000,000 shares,
  Issued and outstanding 57,059,078 and 55,314,324             570,591              553,143
  Additional Paid in Capital                                 9,854,080            9,730,209
  Deficit Accumulated Since Development Stage              (10,622,357)         (10,401,999)
                                                          ------------         ------------
  Total Stockholders' Deficiency                          $   (197,686)        $   (118,647)
                                                          ------------         ------------

                                                          $    388,344         $    530,906
                                                          ============         ============



                 See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                            Accumulated
                                             during the                  Three Months Ended
                                             development                      July 31,
                                                stage                 1999                1998
                                             ------------         ------------------------------
                                             (Unaudited)                     Unaudited
Expenses:
     Research and development                $  3,207,623         $     43,698         $  35,107

     General and administrative                 7,336,355              172,508           193,263

     Interest                                     154,484                4,892             5,920
                                             ------------         ------------         ---------

Total Expense                                  10,698,462              221,098           234,290

Other Income                                      (76,105)                (741)           (6,628)
                                             ------------         ------------         ---------

NET LOSS                                     $(10,622,357)        $   (220,357)        $(227,662)
                                             ============         ============         =========

NET LOSS PER SHARE, BASIC AND DILUTED                             $     (0.004)        $  (0.005)
                                                                  ------------         ---------

WEIGHTED AVERAGE
    NUMBER OF SHARES
    OUTSTANDING, BASIC
    AND DILUTED                                                     55,860,937         50,729,302
                                                                  ------------         ---------



                 See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                             STATEMENT OF CASH FLOWS

                                                     Accumulated During         Three Months Ended
                                                        Development                 July 31,
                                                           Stage              1999              1998
                                                                           ---------------------------
CASH FLOWS FROM OPERATING                               (Unaudited)               (Unaudited)
       ACTIVITIES:
Net loss                                              $(10,622,357)        $(220,357)        $(227,662)
Adjustments to reconcile net loss to cash used
in operating activities:
      Depreciation and amortization                        378,951            17,391            12,890
      Write down other assets                              129,210
      Issuance of compensatory stock options               250,466
      Issuance of stock for services                     1,046,441
        Issuance of stock below FMV                        695,248
Contribution of capital by stockholders                    216,851
Changes in operating assets and liabilities:
   Prepaid expenses and other assets                       (30,385)           30,489            (1,601)
   Accounts payable and accrued expense                    565,233           (21,916)          (12,875)
                                                      ------------         ---------         ---------
      Net cash used in operating activities             (7,370,342)         (194,393)         (229,248)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other assets                                  (452,582)           (6,872)          (14,825)
Proceeds from the sale of equipment                         15,457
Purchase of property and equipment                        (285,868)             (671)
                                                      ------------         ---------         ---------
     Net cash used in investing activities                (722,993)           (7,543)          (14,825)

CASH FLOWS FROM FINANCING
       ACTIVITIES:
Proceeds from sale of common stock                       6,584,690           141,319
Repayments of amounts due stockholders                    (121,517)
Proceeds from stockholder notes payable                    977,692
Contribution of capital by stockholder                      40,700
Proceeds from notes and debentures                         951,248
Payments on notes and lease obligations                   (248,690)          (41,608)          (40,357)
                                                      ------------         ---------         ---------
     Net cash provided by (used in) financing
          activities                                     8,184,123            99,711           (40,357)
Net change in cash and cash equivalents                     90,788          (102,225)         (284,430)

Cash and cash equivalents, beginning                            --           193,013           740,215
                                                      ------------         ---------         ---------
Cash and cash equivalents, ending                           90,788            90,788           455,785
                                                      ============         =========         =========
 Cash paid for Interest                               $    114,970         $   4,892         $   5,920
                   Taxes                                     7,966             1,276               800

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING AND FINANCING ACTIVITIES-
   Common stock issued for accounts payable           $     25,000
   Common stock issued to retire notes                $     36,000
   Common stock issued to retire accrued wages        $     94,000


See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION

       The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at July 31, 1999, and the results of its operations for the three month periods ended July 31, 1999 and 1998 and its cash flows for the three month periods ended July 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

       The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999 filed with the Securities and Exchange Commission on September 1, 1999.

       Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at July 31, 1999 has accumulated losses from operations amounting to $10,622,357 and a working capital deficit of $420,760. The Company is in the pre-clinical trial stage of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market the products. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow, to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions or that the FDA approval will be granted, once applied for. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time. Additional funding will be necessary which will require future private placements and/or joint ventures to enable the Company to continue the required testing through Phase I, II and III human testing.

2.       STOCKHOLDERS' EQUITY

         During the period ended July 31, 1999, the Company issued 124,545 shares of the Company's common stock to third party investors for $.11 per share, the fair market value at the date of purchase, plus options to purchase 124,545 shares of the common stock at $.11 per share.

         Also during the period ended July 31, 1999, the Company issued 1,332,619 shares of the Company's common stock to third party investors for $.14 per share, the fair market value at the date of purchase, plus options to purchase 1,812,190 shares of the common stock at $.14 per share.

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)


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

RESULTS OF OPERATIONS-

Three months ended July 31, 1999 and 1998:

The Research and Development expenses for the three month period ended July 31, 1999 were $43,698, compared to $ 35,107 for the same period in the prior year. This increase was primarily due to an increase in contract wages of $9,400.

General and Administrative expenses for the three month period ended July 31, 1999 were $172,508, compared to $193,263 for the same period in the prior year. During the current period professional fees were down $14,600 along with wages and contract labor down $23,300 and travel expenses down $8,800. These decreases were partially offset by an increases in rent expense of $13,000 related to the addition of a California research laboratory in 1999 and a one-time moving expense of $14,000 associated with the set-up of a laboratory in California.

The net loss for the three months ended July 31, 1999 was $220,357, compared to $227,662 for the same period in the prior year. Although total expenses were down $14,000 for the current period, this decrease was offset by interest income of $6,000 earned on excess funds available for investment in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since September 1990, when the current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of July 31, 1999 the Company had $121,173 in total current assets and a working capital deficit of $420,760.

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

There can be no assurance that FDA approval will be granted, once applied for, or that necessary funding will be obtained. The Company does not have any firm commitments for additional capital as of July 31, 1999.

YEAR 2000 COMPLIANCE

The "Year 2000 Issue" arises because most computer systems and programs were designed to handle only a two-digit, not a four-digit year. When the year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly.

 The Company is in the process of developing a program to address Year 2000 issues and such program is substantially complete as of July 31, 1999. The Company does not believe the costs required to address Year 2000 issues will be material, and that the program should be completely implemented by the end of the third quarter of 1999.

Year 2000 issues faced by prospective supplies, vendors and financial service organizations with which the Company interacts could adversely impact the Company. The Company is in the process of developing a plan to determine the impact that third parties that are not Year 2000 compliant may have on the operations of the Company. However, there can be no guarantee that the systems of these companies will achieve Year 2000 compliance in a timely manner.

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

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

                  None

Item 2.  Changes in Securities.

                  In May, 1999 the Company issued 124,545 shares of common stock at $.11 per share and granted options to acquire a total of 124,545 shares of common stock with an exercise price of $.11 per share to two individuals.

                  In June, 1999 the Company issued 230,419 shares of common stock at $.14 per share and granted options to acquire a total of 368,670 shares of common stock with an exercise price of $.14 per share to six individuals.

                  In July, 1999 the Company issued 1,102,200 shares of common stock at $.14 per share and granted options to acquire a total of 1,443,520 shares of common stock with an exercise price of $.14 per share to fifteen individuals.

                  The common stock was issued and the options were granted pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933.


Item 3.  Defaults Upon Senior Securities.

                  None

Item 4.  Submission of Matter to a Vote of Security Holders.

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibits

                  Exhibit 27 - Financial Data Schedule

                  (b) Reports on Form 8-K

                  The Company filed Form 8-K on July 9, 1999 informing the Commission of a change in corporate auditors.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                                                  (Registrant)

9/14/99                                /S/ DAVID H. JOHNSON
----------------------------------     -----------------------------------------
(Date)                                 David H. Johnson, Chief Financial Officer