Form 10-Q
period 1999-10-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 1999-12-14
CIK 34956

                      SYNTHETIC BLOOD INTERNATIONAL, INC.


                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended  October 31, 1999
                                              ------------------

                     Commission File Number        2-31909
                                            --------------------

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New Jersey                             22-3067701
       ----------------------                ----------------------
      (State of Incorporation)              (IRS Employer ID Number)

                 2685 Culver Avenue     Kettering, Ohio 45429
                ----------------------------------------------

                                 937-298-6070
                                 ------------
              (Registrant's telephone number, including area code)

Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

                            YES [X]     NO [_]

and (2) has been subject to such filing requirements for the past 90 days.

                            YES [X]     NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1999.

               69,509,788 shares of common stock par value $0.01
           ---------------------------------------------------------

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                         (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                    October 31,      April 30,
                                                       1999            1999
                                                   -------------   ------------
                                                    (Unaudited)
Current Assets:
  Cash and cash equivalents                        $    206,920    $    193,013
  Prepaid expenses                                        7,507          60,874
                                                   ------------    ------------
           Total Current Assets                    $    214,427    $    253,887
  Property & Equipment, net                              45,209          61,602
  Other Assets, Patents and Technology                  224,480         215,417
                                                   ------------    ------------
                                                   $    484,116    $    530,906
                                                   ============    ============

                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

Current Liabilities:
    Current portion of notes payable               $     13,200    $    101,170
    Accounts payable                                    300,763         305,686
    Stockholders loans                                   88,968          76,900
    Accrued liabilities                                 139,942         118,470
                                                   ------------    ------------
Total Current Liabilities                          $    542,873    $    602,226

Notes Payable, less current                        $     40,567    $     47,327

Total Liabilities                                  $    583,440    $    649,554

Stockholders' Deficiency:
  Common Stock, par value $.01 per share;
      authorized 100,000,000 shares; issued and
      outstanding 69,509,788 and 55,314,324             695,098         553,143
  Additional paid in capital                         11,206,150       9,730,209
  Stock subscriptions receivable                     (1,200,000)              -
  Deficit accumulated during development stage      (10,800,572)    (10,401,999)
                                                   ------------    ------------
Total Stockholders' Deficiency                     $    (99,324)   $   (118,647)
                                                   ------------    ------------
                                                   $    484,116    $    530,906
                                                   ============    ============

                 See accompanying notes to financial statements

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS

                                      Accumulated
                                       During the       Three Months Ended           Six Months Ended
                                      Development           October 31,                 October 31,
                                         Stage          1999         1998           1999          1998
                                     -------------   ------------------------    ------------------------
                                      (Unaudited)           (Unaudited)                 (Unaudited)
Expenses:
     Research and development        $  3,234,167    $   26,545    $   47,873    $   70,243    $   72,855

     General and administrative         7,510,607       174,252       189,335       346,760       392,723

     Interest                             157,263         2,779         3,986         7,671         9,906
                                     ------------    ----------    ----------    ----------    ----------

Total Expense                          10,902,037       203,576       241,194       424,674       475,623

Other Income                             (101,465)      (25,360)       (3,233)      (26,101)       (9,861)
                                     ------------    ----------    ----------    ----------    ----------
NET LOSS                             $(10,800,572)   $ (178,216)   $ (237,961)   $ (398,573)   $ (465,623)
                                     ============    ==========    ==========    ==========    ==========
NET LOSS PER SHARE, BASIC
    AND DILUTED                                      $   (0.003)   $   (0.005)   $   (0.007)   $   (0.009)
                                                     ==========    ==========    ==========    ==========
WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING,
    BASIC AND DILUTED                                60,167,165    50,974,411    58,014,051    50,891,259
                                                     ==========    ==========    ==========    ==========

                See accompanying notes to financial statements

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS

                                                  Accumulated During        Six Months Ended
                                                     Development               October 31,
                                                        Stage              1999          1998
                                                  ------------------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:                 (Unaudited)             (Unaudited)
Net loss                                             $(10,800,572)      $(398,573)    $(465,623)
Adjustments to reconcile net loss to cash used
  in operating activities:
      Depreciation and amortization                       387,673          26,114        28,408
      Write-down other assets                             129,210               -             -
      Compensatory stock options/warrants issued          250,466               -             -
      Issuance of stock for services                    1,046,440               -        29,300
      Issuance of stock below market value                695,248               -             -
Contribution of capital by stockholders through
  services rendered                                       216,851               -             -
Changes in operating assets and liabilities:
  Prepaid expenses and other assets                        (7,507)         53,367         2,535
  Accounts payable and accrued expense                    615,766          28,617       (30,762)
                                                     ------------       ---------     ---------
     Net cash used in operating activities             (7,466,425)       (290,475)     (436,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other assets                                 (463,556)        (17,846)      (17,395)
Proceeds from the sale of equipment                        15,457               -             -
Purchase of property and equipment                       (286,135)           (938)       (7,046)
                                                     ------------       ---------     ---------
     Net cash used in investing activities               (734,234)        (18,784)      (24,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                      6,861,267         417,896             -
Repayments of amounts due stockholders                   (121,517)              -             -
Proceeds from stockholder notes payable                   977,692               -             -
Contribution of capital by stockholders                    40,700               -             -
Proceeds from notes and debentures                        951,249               -             -
Payments on notes and lease obligations                  (301,812)        (94,730)      (30,483)
                                                     ------------       ---------     ---------
     Net cash provided by (used in) financing
       activities                                       8,407,579         323,166       (30,483)
Net change in cash and cash equivalents                   206,920          13,907      (491,066)
Cash and cash equivalents, beginning of period                  -         193,013       740,215
                                                     ------------       ---------     ---------
Cash and cash equivalents, ending of period               206,920         206,920       249,149
                                                     ============       =========     =========
 Cash paid for:  Interest                            $    122,641       $   7,671     $   9,590
                 Taxes                                      9,216           1,250           800

                See accompanying notes to financial statements

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at October 31, 1999, and the results of its operations for the three month and six month periods ended October 31, 1999 and 1998 and its cash flows for the six month periods ended October 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

     The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999 filed with the Securities and Exchange Commission on September 1, 1999.

     Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at October 31, 1999 has accumulated losses from operations amounting to $10,800,572 and a working capital deficit of $328,446. The Company is in the pre-clinical trial stage of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market the products. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow, to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions or that the FDA approval will be granted, once applied for. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time. Additional funding will be necessary which will require future private placements and/or joint ventures to enable the Company to continue the required testing through Phase I, II and III human testing.

2.   STOCKHOLDERS' DEFICIENCY

     During the three month period ended July 31, 1999, the Company issued 412,135 shares of the Company's common stock to third party investors for $.11 per share, plus options to purchase 412,135 shares of the common stock at $.11 per share.

     Also during the three month period ended July 31, 1999, the Company issued 1,132,619 shares of the Company's common stock to third party investors for $.08 per share, 200,000 shares for $.06, plus options to purchase 1,812,190 shares of the common stock at $.14 per share.

     During the three month period ended October 31, 1999, the Company issued 950,710 shares of the Company's common stock to third party investors for $.08 per share.

     Also during the three month period ended October 31, 1999, the Company issued 2,500,000 shares of the Company's common stock to a third party investor for $.08 per share. In addition, the Company sold an additional 9,000,000 shares of common stock to this investor at $.13 a share in exchange for a promissory note of $1,200,000, payable in 12 equal monthly installments of $100,000. The note has been recorded as a stock subscription receivable and has been presented as a reduction of Stockholders' Deficiency in the accompanying Balance Sheet.

                       SYNTHETIC BLOOD INTERNATIONAL, INC
                         (A Development Stage Company)

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

Potential risks and uncertainties include, but are not limited to, an inability to enter into or maintain the strategic collaborative relationships the Company believes are essential to further develop and commercialize the Company's products; uncertainties associated with the lengthy and complicated testing and regulatory approval process, in particular the risk that the Company's products, assuming pre-clinical tests are successful, may be found ineffective during clinical trials, if any, or the Company is unable to obtain the necessary regulatory approvals to commercialize these products; uncertainties associated with obtaining and enforcing patents for the Company's products and technology; the risks of infringing patents held by other parties; uncertainties associated with changing or new technology; difficulties in scaling up manufacturing operations to commercial scale and in obtaining raw materials in quantity at prices necessary to produce profitable products; an inability to have the Company's products manufactured by future strategic partners or contract manufacturing companies; and failure to obtain market acceptance, significant market share, or third party reimbursement at profitable price levels.

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


RESULTS OF OPERATIONS

Three months ended October 31, 1999 and 1998:

The Research and Development expenses for the three month period ended October 31, 1999 were $26,545, compared to $47,873 for the same period in the prior year. This decrease was primarily due to a reduction in contract wages of $9,100, a reduction in laboratory rent of $7,250 and a reduction in equipment rental of $3,200.

General and Administrative expenses for the three month period ended October 31, 1999 were $174,252, compared to $189,335 for the same period in the prior year. During the current period professional fees increased $24,000. This increase was partially offset by decreases in insurance expense of $13,000 and wages, consulting and contract labor of $16,000.

The net loss for the three months ended October 31, 1999 was $178,216, compared to $237,961 for the same period in the prior year. Total expenses were down $38,000 for the current period and the Company realized an increase in other income of $25,000 due to a vendor settlement.

Six months ended October 31, 1999 and 1998:

The Research and Development expenses for the six month period ended October 31, 1999 were $70,243, compared to $72,855 for the same period in the prior year. Increased expenses in the second quarter were offset in the first quarter by a reduction in R & D expenses compared to 1998.

General and Administrative expenses for the six month period ended October 31, 1999 were $346,760, compared to $392,723 for the same period in the prior year. During the current period wages, consulting and contract labor decreased by $73,000 over the prior year. This increase was offset by moving expenses of $18,000 in 1999 related to the set up of a California laboratory incurred during the first quarter.

The net loss for the six months ended October 31, 1999 was $398,573, compared to $465,623 for the same period in the prior year. Total expenses were down $51,000 for the current period and the Company realized an increase in other income of $25,000 due to a vendor settlement.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since September 1990, when the current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of October 31, 1999 the Company had $214,427 in total current assets and a working capital deficit of $328,446.

The Company is in the pre-clinical trial stage in the development of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market its products. This additional development and testing and, if approved, the FDA required clinical testing will require significant additional financing. Management is actively pursuing strategic alliance and joint venture agreements to enable the Company to develop its products.

There can be no assurance that FDA approval will be granted, once applied for, or that necessary funding will be obtained. Except for the stock subscription described in Note 2, the Company does not have any firm commitments for additional capital as of October 31, 1999.

Year 2000 Compliance

The "Year 2000 Issue" arises because most computer systems and programs were designed to handle only a two-digit, not a four-digit year. When the year 2000 begins, these computers may interpret "00" as the year 1900 and could either stop processing date-related computations or could process them incorrectly.

In the opinion of Management, because of simplicity of the Company's internal systems, the Company will not suffer any adverse effects resulting from Year 2000 issues.

Year 2000 issues faced by prospective supplies, vendors and financial service organizations with which the Company interacts could adversely impact the Company and there can be no guarantee that the systems of these companies will achieve Year 2000 compliance in a timely manner.

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

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                         (A Development Stage Company)

                           Part II-Other Information

Item 1.  Legal Proceedings.

            None

Item 2.  Changes in Securities.

            In May, 1999 the Company issued 412,135 shares of common stock at $.11 per share and granted options to acquire a total of 412,135 shares of common stock with and exercise price of $.11 per share to two individuals.

            In October, 1999 the Company issued 3,450,710 shares of common stock at $.08 per share to 15 individuals.

            Also in October, 1999 the Company issued 9,000,000 shares of common stock to one investor at $.133 per share in exchange for a promissory note for $1,200,000, payable in 12 equal monthly installments beginning April, 2000.

            The registrant relied upon the exemptions provided by Section 4(2) and Regulation S of the Securities Act of 1933 to issue the common stock and grant the options.

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

                                     SYNTHETIC BLOOD INTERNATIONAL, INC.
                                     -----------------------------------
                                                (Registrant)

12/14/99                             /s/ David H. Johnson
-----------------------              -----------------------------------------
(Date)                               David H. Johnson, Chief Financial Officer