Form 10-Q
period 2000-01-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2000-03-16
CIK 34956

                       SYNTHETIC BLOOD INTERNATIONAL, INC.


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 31, 2000

                         Commission File Number 2-31909


                       SYNTHETIC BLOOD INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW JERSEY                                     22-3067701
   -------------------------                        ------------------------
    (State of Incorporation)                        (IRS Employer ID Number)


                 2685 CULVER AVENUE       KETTERING, OHIO 45429
                 ----------------------------------------------
                    (Address of principal executive offices)


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

                                 YES (X) NO ( )


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2000.

                70,441,038 shares of common stock par value $0.01
                -------------------------------------------------

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                  January 31,       April 30,
                                                                      2000            1999
                                                                  ------------    ------------
                                                                   (Unaudited)

                                  ASSETS
                                  ------
Current Assets:
     Cash and cash equivalents ................................   $     39,060    $    193,013
     Prepaid expenses .........................................         76,380          60,874
                                                                  ------------    ------------

                Total Current Assets ..........................   $    115,440    $    253,887
     Property & Equipment, net ................................         39,240          61,602
     Other Assets, Patents and Technology .....................        224,619         215,417
                                                                  ------------    ------------

                                                                  $    379,299    $    530,906
                                                                  ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
     Notes payable & current portion of long-term debt ........   $     79,714    $    101,170
     Accounts payable .........................................        287,254         305,686
     Stockholders loans .......................................         88,968          76,900
     Accrued liabilities ......................................         91,919         118,470
                                                                  ------------    ------------

Total Current Liabilities .....................................   $    547,855    $    602,226

Notes Payable, less current portion ...........................         37,159          47,327
                                                                  ------------    ------------

Total Liabilities .............................................   $    585,014    $    649,553
                                                                  ------------    ------------

Stockholders' Deficiency:
   Preferred Stock, authorized 10,000,000 shares;
       issued and outstanding, none ...........................   $       --      $       --
  Common Stock, par value $.01 per share;
      authorized 100,000,000 shares; issued and
      outstanding, 70,441,038 and 55,314,324 ..................        704,411         553,143
  Additional paid in capital ..................................     11,272,118       9,730,209
  Stock subscription receivable................................     (1,200,000)           --
  Deficit accumulated during development stage ................    (10,982,244)    (10,401,999)
                                                                  ------------    ------------
Total Stockholders' Deficiency ................................   $   (205,715)   $   (118,647)
                                                                  ------------    ------------

                                                                  $    379,299    $    530,906
                                                                  ============    ============


                 See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                         Accumulated
                                         During the         Three Months Ended             Nine Months Ended
                                         Development           January 31,                     January 31,
                                           Stage           2000           1999             2000            1999
                                       ------------    ------------    ------------    ------------    ------------
                                         (Unaudited)           (Unaudited)                        (Unaudited)
Expenses:
     Research and development .......   $  3,303,931    $     69,764    $     42,173    $    140,007    $     99,795

     General and administrative .....      7,619,937         109,330         117,507         456,090         525,221

     Interest .......................        160,079           2,816           4,516          10,487          14,106
                                        ------------    ------------    ------------    ------------    ------------

Total Expense .......................   $ 11,083,947    $    181,910    $    164,196    $    606,584    $    639,122

Other Income ........................       (101,703)           (238)        (12,248)        (26,339)        (22,109)
                                        ------------    ------------    ------------    ------------    ------------

NET LOSS ............................   $(10,982,244)   $   (181,672)   $   (151,948)   $   (580,245)   $   (617,013)
                                        ============    ============    ============    ============    ============

NET LOSS PER SHARE, BASIC AND DILUTED
                                                        $     (0.003)   $     (0.003)   $     (0.009)   $     (0.012)
                                                        ============    ============    ============    ============
WEIGHTED AVERAGE
    NUMBER OF SHARES
    OUTSTANDING, BASIC
    AND DILUTED .....................                     65,194,496      51,132,128      62,064,627      50,971,548
                                                        ============    ============    ============    ============


                 See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                   Accumulated
                                                      During          Nine Months Ended
                                                   Development             January 31,
                                                      Stage           2000             1999
                                                   ------------    ------------    ------------
                                                    (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................   $(10,982,244)   $   (580,245)   $   (617,013)
Adjustments to reconcile net loss to cash used
   in operating activities:
      Depreciation and amortization ............        400,730          39,170          41,410
      Write-down other assets ..................        129,210
      Compensatory stock options/warrants issued        250,466
      Issuance of stock for services ...........      1,046,441                          32,705
      Issuance of stock below market value .....        695,248
Contribution of capital by stockholders through
    services rendered ..........................        216,850
Changes in operating assets and liabilities:
   Prepaid expenses and other assets ...........        (76,380)        (15,506)        (76,429)
   Accounts payable and accrued expense ........        554,234         (32,915)         39,581
                                                   ------------    ------------    ------------
      Net cash used in operating activities ....   $ (7,765,445)   $   (589,496)   $   (579,746)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of other assets .......................   $   (468,087)   $    (22,377)   $    (29,167)
Proceeds from the sale of equipment ............         15,457
Purchase of property and equipment .............       (288,830)         (3,632)         (8,575)
                                                   ------------    ------------    ------------
     Net cash used in investing activities .....   $   (741,460)   $    (26,009)   $    (37,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock .............   $  6,936,547    $    493,176    $     22,051
Repayments of amounts due stockholders .........       (121,517)
Proceeds from stockholder notes payable ........        977,692
Contribution of capital by stockholder .........         40,700
Proceeds from notes and debentures .............        951,248                          99,096
Payments on notes and lease obligations ........       (238,706)        (31,624)        (72,914)
                                                   ------------    ------------    ------------

     Net cash provided by financing activities .   $  8,545,964    $    461,552    $     48,233
Net change in cash and cash equivalents ........         39,059        (153,953)       (569,255)

Cash and cash equivalents, beginning of period .           --           193,013         740,215
                                                   ------------    ------------    ------------
Cash and cash equivalents, ending of period ....   $     39,059    $     39,060    $    170,960
                                                   ============    ============    ============
 Cash paid for: Interest .......................   $    160,079    $     10,487    $     14,106
                Taxes ..........................          9,216            --               800



                 See accompanying notes to financial statements

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION

       The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at January 31, 2000, and the results of its operations for the three month and nine month periods ended January 31, 2000 and 1999 and its cash flows for the nine month periods ended January 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

       The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999 filed with the Securities and Exchange Commission on September 1, 1999.

       Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company is in the development stage and, at January 31, 2000 has accumulated losses from operations amounting to $10,982,244 and working capital deficit of $432,415. The Company is in the pre-clinical trial stage of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market the products. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow, to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. However, no assurance can be given at this time as to whether the Company will achieve any of these conditions or that the FDA approval will be granted, if and when applied for one or more of the Company's products. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time. Additional funding will be necessary which will require future private placements and/or joint ventures to enable the Company to continue the required testing through Phase I, II and III human testing.

2.       STOCKHOLDERS' DEFICIENCY

         During the three month period ended July 31, 1999, the Company issued 412,135 shares of the Company's common stock to third party investors for $.11 per share, plus options to purchase 412,135 shares of the common stock at $.11 per share.

         Also during the three month period ended July 31, 1999, the Company issued 1,132,619 shares of the Company's common stock to third party investors for $.08 per share and 200,000 shares for $.06, plus options to purchase 1,812,190 shares of the common stock at $.14 per share.

         During the three month period ended October 31, 1999, the Company issued 950,710 shares of the Company's common stock to third party investors for $.08 per share.

         Also during the three month period ended October 31, 1999, the Company issued 2,500,000 shares of the Company's common stock to a third party investor for $.08 per share. In addition, the Company sold an additional 9,000,000 shares of common stock to this investor at $.13 a share in exchange for a promissory note of $1,200,000 payable in 12 equal monthly installments of $100,000, commencing in April 2000. The note has been recorded as a stock subscription receivable and has been presented as a reduction of Stockholders' Deficiency in the accompanying Balance Sheet.

         During the three month period ended January 31, 2000, the Company issued 931,250 shares of the Company's common stock to third party investors for $.08 per share.

         Subsequent to January 31, 2000, the Company issued 3,600,000 shares of the Company's common stock to third party investors for $.28 per share, which resulted in net cash proceeds of $1,000,000.

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

 Potential risks and uncertainties include, but are not limited to: an inability to achieve results from the pre-clinical studies which are determined to merit requesting FDA approval to begin clinical trials for one of more of the Company's products; an inability to receive FDA approval to begin clinical trials for one or more of its products; an inability to enter into or maintain the future strategic collaborative relationships the Company believes are essential to further develop and commercialize the Company's products; uncertainties associated with the lengthy and complicated testing and regulatory approval process, in particular the risk that the Company's products may be found ineffective or unsafe during clinical trials, if any, or the Company is unable to obtain the necessary regulatory approvals to commercialize these products; uncertainties associated with obtaining and enforcing patents for the Company's products and technology, the risks of infringing patents held by other parties; uncertainties associated with changing or new technology; difficulties in scaling up manufacturing operations to commercial levels and in obtaining raw materials in quantity and at prices necessary to produce profitable products; an inability to have the Company's products manufactured by future strategic partners or contract manufacturing companies; and failure to obtain market acceptance, significant market share, or third party reimbursement at profitable price levels.

 Significant risks and uncertainties are associated with the Company's ability to obtain the required financing to develop its products. The Company's projected capital requirements are based on the expectation that strategic partners will assume further development and regulatory costs for each product during Phase II clinical trials if one or more of the Company's products progress to that level. If that does not happen, the amount of financing the Company will be required to raise could increase substantially. If the Company is unable to raise adequate financing, it may be required to delay, scale-back, or eliminate one or more product development programs, or sell the rights to certain technologies or products.


RESULTS OF OPERATIONS

Three months ended January 31, 2000 and 1999:
--------------------------------------------

The Research and Development expenses for the three month period ended January 31, 2000 were $69,764, compared to $42,173 for the same period in the prior year. This increase is attributed due to an increase in salaries and contract wages of $27,400 due to increased research activity during the period.

General and Administrative expenses for the three month period ended January 31, 2000 were $109,330, compared to $117,507 for the same period in the prior year. This was the result of current period administrative salaries decreasing $18,000. This decrease is partially offset by increases in various other general operating expenses of $10,000.

The net loss for the three months ended January 31, 2000 was $181,672, compared to $151,948 for the same period in the prior year. This increase is the result of increased research and development expenses discussed above.

Nine months ended January 31, 2000 and 1999:
-------------------------------------------

The Research and Development expenses for the nine month period ended January 31, 2000 were $140,007 compared to $99,795 for the same period in the prior year. This increase is due primarily to an increase in research activity causing an increase in salaries and contract wages of $48,300.

General and Administrative expenses for the nine month period ended January 31, 2000 were $456,090, compared to $525,221for the same period in the prior year. During the current period wages, consulting and contract labor decreased by $91,200 over the same period in the prior year. This decrease was offset by an increase in office expenses of $21,400 relating to the set up of a California location during the current year.

The net loss for the nine months ended January 31, 2000 was $580,245, compared to $617,013 for the same period in the prior year. Total expenses were down $32,500 for the current period and during the current period the Company realized an increase in other income of $15,000 due to a vendor settlement.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since September 1990, when the current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of January 31, 2000 the Company had $115,440 in total current assets and a working capital deficit of $432,415.

The Company is in the pre-clinical trial stage in the development of its products. These products must undergo further development and testing and achieve certain desired results prior to submission to the FDA for approval to begin clinical trials, and thereafter to market its products. This additional development and testing and, if approved, the FDA required clinical testing will require significant additional financing. Management is actively pursuing strategic alliance and joint venture agreements to enable the Company to develop its products.

There can be no assurance that FDA approval will be granted, if and when it is applied for one or more of the Company's products, or that necessary funding will be obtained. Except for the stock subscription and 3,600,000 shares of common stock sold subsequent to January 31, 2000 as described in Note 2, the Company does not have any firm commitments for additional capital as of January 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk.

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                          (A Development Stage Company)

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.
           None

Item 2.  Changes in Securities.

           In November 1999, December 1999 and January 2000 the Company issued 468,750, 317,500 and 145,000 shares of common stock, respectively, at $.08 per share to ten individuals were.

           Subsequent to January 31, 2000 the Company issued 3,600,000 shares of the Company's common stock to non-U.S. persons for $.28 per share.

           The registrant relied upon the exemptions provided by Section 4 (2) and Regulation S of the Securities Act of 1933 to issue the common stock and grant the options.

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


                                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                                   -----------------------------------------
                                                (Registrant)

   3/16/00                                /s/  DAVID H. JOHNSON
---------------                    -----------------------------------------
   (Date)                         David H. Johnson, Chief Financial Officer