Form 10-K405
period 2000-04-30
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2000-08-03
CIK 34956

================================================================================

                                    FORM 1O-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C., 20549

                                    FORM 1O-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended April 30, 2000

                           COMMISSION FILE NO. 2-31909

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                   22-3067701
--------------------------------------------------------------------------------
 (State of Incorporation)                        (IRS Employer I.D. Number)


                    2685 CULVER AVENUE, KETTERING, OHIO 45429
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


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

                 YES [X]  NO [_]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, July 31, 2000: 83,686,672 shares of $.01 par value common stock. The aggregate market value of the shares held by non-affiliates of the registrant (assuming officers, directors and 10% shareholders are affiliates) was approximately $38,055,443 based on the closing bid price of the Registrants Common Stock on July 31, 2000 of $0.515 per share.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933. None of the above-listed documents are incorporated by reference.

================================================================================

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed or implied by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K or to conform such statements to actual results.


                                     PART I

ITEM 1 -- BUSINESS

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

The Company's technology is based on research done by Dr. Leland C. Clark, Jr., a widely recognized, pioneering inventor and scientist. Dr. Clark, who is credited with developing the first blood oxygenator for open heart surgery as well as biomedical applications for perfluorocarbons and biosensors, was the Company's Vice President of R&D until 1998. Dr. Clark currently serves as a consultant to SBI.

The Company began conducting business in its current form in September 1990, shortly thereafter changed its name to Synthetic Blood International, Inc., and revised its business purpose to developing a line of blood substitutes.

MARKET

The Company's lead products - Oxycyte(TM), Fluorovent(TM), and an implantable glucose biosensor - will compete in what the Company believes are four multibillion-dollar markets: blood substitutes, oxygen therapeutics, acute respiratory distress, and diabetes.


Blood Substitutes
-----------------

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


Oxygen Therapeutics
-------------------

The availability of parenteral oxygen-carrying products for animal and clinical research has lead to the identification of potential new uses for products traditionally defined as blood substitutes. These uses, for example in ischemic conditions, specifically depend on the ability to deliver oxygen, not on a patient's need for blood or blood components. These new uses include stroke, myocardial infarction, angioplasty, and malignant disease. In ischemic conditions, cell damage is caused by a lack of oxygen. In cancer, enhanced oxygen delivery is thought to make solid tumors, and possibly diffuse cancer cells, more susceptible to radiation and chemotherapy. Combined, these conditions affect 3-4 million people in the U.S. The company estimates these new uses for oxygen-carrying blood substitutes to constitute a multibillion-dollar market.


Acute Respiratory Distress
--------------------------

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

The incident of ARDS in the US is about 250,000 cases annually. While ARDS is the primary disease target for liquid ventilation at this time, SBI believes that it may also be beneficial in chronic obstructive pulmonary disease (COPD), a condition that occurs in 10 million people in the US. The company believes that the ultimate market for liquid ventilation is in the multibillion-dollar range.


Diabetes
--------

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

Globally, the incidence of diabetes is estimated at 120 million people. While insulin-dependant diabetics are thought to have the greatest need for tight diabetic control, evidence is increasing that better control of blood glucose in type 2 diabetics also leads to a reduction in diabetic complications. The company estimates the global market for a less invasive glucose monitoring system to be a multibillion-dollar market.


TECHNOLOGY

The Company's principal technologies - biomedical uses for perfluorocarbons and substrate analysis with biosensors were conceptualized and advanced by Dr. Leland C. Clark, Jr. While his pioneering discoveries in these two areas spawned decades of research worldwide, Dr. Clark has been one of the most prolific contributors and has remained at the forefront of scientific advances in these areas, leading to the Company's patented perfluorocarbon and biosensor technology platforms.


Perfluorocarbons in Biomedicine
-------------------------------

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


Biosensor Substrate Analysis
----------------------------

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

Fluorovent(TM)
--------------

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

Based on laboratory and animal studies thus far, the company believes that Fluorovent(TM) has significant competitive advantages as a liquid ventilation treatment. Its boiling point and vapor pressure result in longer pulmonary retention without the need for continuous replacement of evaporated fluid, offering the potential for less costly, less time-intensive procedures. It does not contain bromine or chlorine and thus presents no environmental hazard. In animals, it does not produce a hyperinflated, noncollapsible lung condition seen with other perfluorocarbon liquids being tested. There can be no assurance any such advantages will be demonstrated if Fluorovent(TM) enters clinical trials, or that it will ever be marketed, sold or generate revenue for the Company.

Oxycyte(TM)
-----------

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


Implanted Glucose Biosensor
---------------------------

SBI has developed an implanted glucose biosensor to monitor blood glucose without the need for finger sticks. Termed a biosensor because it utilizes an enzyme specific for glucose, SBI believes it will provide glucose measurement significantly more accurate than possible from current portable measuring devices. Once implanted in subcutaneous tissue during a simple outpatient procedure, the biosensor, which is about the size of a cardiac pacemaker, provides continuous, accurate monitoring of blood glucose. A radio frequency signal from the implanted biosensor is transmitted to an external receiving device the size of a pager that displays blood glucose as a digital readout, has high and low glucose alarms, and stores data for downloading at the physician's office. The external device can also be programmed to monitor glucose according to a preset schedule, eliminating the monitoring compliance problem and providing the data necessary for tight glucose control. Ultimately, it is intended the biosensor will be linked to an implanted insulin pump, creating a closed-loop mechanical pancreas. It is anticipated the implant life of the biosensor will exceed one year. There can be no assurance any such advantages will be demonstrated if the biosensor enters clinical trials, or that it will ever be marketed, sold or generate revenue for the Company.


OTHER PRODUCTS

Perfluorocarbons
----------------

SBI is evaluating the use of perfluorocarbons for drug delivery, especially pulmonary drug delivery, and believes this represents a substantial new market opportunity for its proprietary perfluorocarbons.


Biosensors
----------

SBI has identified potential new applications for its biosensor technology in the following areas:

 . Clinical analysis of other biochemical substrates
 . In-process analysis in bulk biotechnology and chemical synthetic processes . Veterinary medicine


MARKETING/BUSINESS STRATEGY

Three important elements to the Company's strategy are:

Virtual Operation
-----------------

The Company's strategy is to operate and develop products as a virtual company, a strategy proven sound by numerous successful start-up companies. Staff will be added only as necessary to meet the Company's goals, minimize fixed expenses, and utilize contract services where possible to assist the Company in its goal to move quickly and maximize the return and progress from invested funds.

Partnering
----------

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


Market Entry
------------

A final important element of the Company's strategy deals with the timing of market entry. The Company's current product markets - liquid ventilation, blood substitutes, oxygen therapeutics, and implantable biosensors - are new and will require considerable effort and money to develop. If SBI is not the first company to market these products, the Company believes it should benefit from the investment made by the competition, and its future strategy will be to enter established markets and capture market share with superior products that have significant competitive advantages. Additionally, SBI intends to be selective in picking the most appropriate corporate marketing partner for each product.


COMPETITION

Fluorovent(TM)
--------------

SBI is aware of only one other company developing a liquid ventilation product. Alliance Pharmaceutical Corporation's product, LiquiVent, is in Phase III clinical trials in adults with acute respiratory distress.


Oxycyte(TM)
-----------

Eight other companies in addition to SBI are believed to be developing oxygen-carrying blood substitutes. Seven - Apex Bioscience, Baxter International, Biopure, Enzon, Hemosol, Northfield Laboratories, and Somatogen -are developing hemoglobin-based products and one - Alliance Pharmaceutical - is developing a perfluorocarbon based product. All of these products are in Phase I, II or III clinical trials. Baxter recently terminated clinical trials with HemAssist, their bovine hemoglobin product.


Implanted Glucose Sensor
------------------------

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

SBI is aware of 8 other companies that are developing less-invasive glucose monitoring systems - MiniMed, Cygnus Therapeutic, Biocontrol Technology, Sensor Solutions, Integ, Bioject Medical, Sensors for Medicine and Technology, and Technical Chemicals and Products. Only one - Sensors for Medicine - is pursuing a sensor that is fully implantable. However, it is in the design stage and no performance test data are available. Systems under development by the other companies are skin surface or percutaneous systems that are at least minimally invasive and/or require replacement every few hours to days. For example, MiniMed's system requires subcutaneous insertion of a catheter-like device every three days, while the Cygnus GlucoWatch requires replacement of its autosensor pad every 12 hours. Six systems are in clinical trials, Biocontrol Technology has made 510(k) submissions, and Cygnus and MiniMed recently received approval to market their system.

The Company believes the ability to begin and then to complete clinical trials on a timely basis with the desired results, and the ability to obtain timely regulatory approvals to market its product candidates are likely to be significant competitive factors.

MANUFACTURING AND SOURCES OF SUPPLY

The Company believes it has suitable sources of supply for key ingredients and components, e.g. perfluorocarbons and biosensor materials, for all three products under development. It also believes it has or will be able to reach suitable agreements with appropriate contract manufacturers to implement its strategy for not manufacturing these products internally at commercial scale. The Company is using its best efforts to secure these relationships on a long tern basis. However, there cannot be complete assurance that these relationships can be secured or maintained to the benefit of the Company.


PATENTS/INTELLECTUAL PROPERTY

Perfluorocarbon products:
-------------------------

SBI has three issued U.S. (5,674,913; 5,824,703; 5,840,767) and one Australian (690277) perfluorocarbon patents that protect the use of perfluorocarbons of interest to the Company as gas transport agents in blood substitutes and liquid ventilation. Another U.S. perfluorocarbon patent application has been allowed and is expected to issue during fiscal year 2001. Additionally, through an exclusive supply agreement with the Company's perfluorocarbon supplier, SBI has exclusive rights to eight perfluorocarbon manufacturing process patents that further protect the perfluorocarbons with which the Company is working.


Biosensor:
----------

The Company has two issued U.S. biosensor patents (5,914,026; 5,964,993) that protect what the Company believes are important design features of the Company's implanted glucose biosensor and other biosensor applications, both medical and industrial. Another biosensor patent application has been submitted and is pending. SBI has also exclusively licensed three fundamental biosensor patents issued to Dr. Clark that have been assigned to Children's Hospital in Cincinnati.

For all U.S. patents and applications, the Company also submits applications and pursues patents in Europe, Canada, Japan and Australia. There can be no assurance that any issued patents would survive a challenge and be valid and enforceable. Also, there can be no assurance any pending applications will result in issued U.S. or foreign patents. SBI therefore has a number of foreign perfluorocarbon and biosensor patent applications submitted and pending.


GOVERNMENT REGULATION

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in the Company's ongoing research and development activities. All of the Company's products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state statutes and regulations also govern the Company's impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope, which may significantly limit the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review, and discovery of previously unknown problems with such products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

To obtain FDA approval, the FDA requires clinical trials to demonstrate the safety, efficacy, and potency of the product candidates. Clinical trials are the means by which experimental drugs or treatments are tested in humans. New therapies typically advance from laboratory, research, testing through animal, preclinical testing and finally through several phases of clinical, human testing. Upon successful completion of clinical trials, approval to market the therapy for a particular patient population may be requested from the FDA in the United States and/or its counterparts in other countries.

Clinical trials are normally done in three phases. In Phase I, trials are conducted with a small number of patients or healthy volunteers to determine the safety profile, the pattern of drug distribution and metabolism and early evidence on effectiveness. In Phase II, trials are conducted with a larger group of patients afflicted with a target disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety, efficacy, and potency required by the FDA and other regulatory authorities.

Obtaining FDA approval is a costly and time-consuming process. Generally, in order to gain FDA pre-market approval, preclinical studies must be conducted in the laboratory and in animal model systems to gain preliminary information on an agent's efficacy and to identify any major safety concerns. The results of these studies are submitted as a part of an application for an Investigational New Drug, IND, which the FDA must review and allow before human clinical trials can start. The IND includes a detailed description of the clinical investigations.

A company must sponsor and file an IND for each proposed product and must conduct clinical studies to demonstrate the safety, efficacy and potency that are necessary to obtain FDA approval. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients.

After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is classified as a new drug, a New Drug Application (NDA), is required. The NDA must include results of product development activities, preclinical studies and clinical trials in addition to detailed manufacturing information.

Applications submitted to the FDA are subject to an unpredictable and potentially prolonged approval process. The FDA may ultimately decide that the application does not satisfy its criteria for approval or require additional preclinical or clinical studies. Before marketing clearance is secured, the manufacturing facility will be inspected for current Good Manufacturing Practices (GMP) compliance by FDA inspectors. The manufacturing facility must satisfy current GMP requirements prior to marketing clearance. In addition, after marketing clearance is secured, the manufacturing facility will be inspected periodically for GMP compliance by FDA inspectors, and, if the facility is located in California, by inspectors from the Food and Drug Branch of the California Department of Health Services

The Company is also subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances used in connection with our research. The extent of government regulation which might result from any future legislation or administrative action cannot be accurately predicted.


EMPLOYEES

On April 30, 2000, the Company employed 8 individuals, three of whom were scientific personnel with Ph.D's, four are executives, and one office manager/bookkeeper. None of its employees are currently represented by a union or any other form of collective bargaining unit.


ITEM 2 -- PROPERTIES

The Company owns no real property and currently leases its principal administrative and laboratory facilities at 3189 Airway Avenue, Building C, Costa Mesa, California 92626. In addition the company leases office and laboratory space at Kettering Research Center in Kettering, Ohio. The current monthly rent is approximately $7,000 per month.


ITEM 3 -- LEGAL PROCEEDINGS

None

ITEM 4 -- SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the OTC Electronic Bulletin Board. The over-the-counter quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. For the past two fiscal years, the minimum bid and highest ask prices as determined by Company records were as follows:

                        2000                           1999
                ---------------------         ---------------------
Quarter          Low            High           Low            High
-------         -------        ------         ------         ------
1st             $0.128         $ 0.21         $0.190         $0.255
2nd              0.125          0.190          0.125          0.200
3rd              0.105          0.180          0.093          0.180
4th              0.120          2.250          0.093          0.235


During fiscal 2000, the Company issued 200,000 shares of unregistered, restricted common stock to an unrelated party for services rendered. The Company recognized an expense of $22,400 representing the fair value of the stock at the date of issuance.

During fiscal 2000, the Company issued 10,000 shares of unregistered, restricted common stock in satisfaction of an interest expense liability to the former law firm of the Company. The Company recognized an expense of $13,600 representing the fair value of the stock at the date of issuance.

During fiscal 2000, the Company issued 12,676,714 shares of unregistered common stock to third party investors for $3,045,837 at a share price ranging from $.06 to $.75 and 75,000 shares of unregistered common stock to related parties for $6,000; these shares were issued at a share price of $.08. The Company issued 5,457,871 options with the sale of the above stock with exercise prices ranging from $.11 to $1.00.

During fiscal 2000, the Company issued 2,831,260 shares of unregistered common stock to third party investors in connection with the exercise of options for $551,970 with a range of exercise prices from $.07 to $.014. The Company also issued 400,000 shares of unregistered common stock to related parties, in connection with the exercise of options for $40,000; at an exercise price of $.10.

During fiscal 2000, 400,000 options were exercised of unregistered common stock in satisfaction of $40,000 in related party notes payable. The options had an exercise price of $.10.

During fiscal 2000, the Company sold 9,000,000 shares of common stock at $.13 a share in exchange for a promissory note of $1,200,000 payable in 12 equal monthly installments of $100,000, commencing in April 2000. The note has been recorded as a stock subscription receivable and has been presented in the stockholders' equity section of the accompanying Balance Sheet for amounts not received prior to the filing of this report.

During fiscal 2000, the Company received $2,500,000 in deposits for 6,500,000 shares of unregistered common stock that were committed to be issued at April 30, 2000 and were issued subsequent to year-end at a share price of $.385. The Company received an additional $35,471 in deposits for the exercise of 394,452 shares of unregistered common stock that were committed to be issued at April 30, 2000 and were issued subsequent to year-end at a share price ranging from $.07 to $.14.

The sale and issuance of each of the transactions referenced above were deemed to be exempt transactions under Section 4(2) of the Securities Act of 1933, as transactions by an issuer not involving any public offering. In each of the referenced transactions appropriate legends were placed on the certificates issued to the purchasers.

As of April 30, 2000 the approximate number of holders of the Common stock of the Company was 1,112. To the best knowledge of management, the Company has never paid dividends since the date of its incorporation. The Company does not expect to declare or pay dividends in the foreseeable future.


ITEM 6 -- SELECTED FINANCIAL DATA


                               April 30,       April 30,       April 30,       April 30,      April 30,
                                 2000            1999            1998            1997            1996
                            ----------------------------------------------------------------------------
Income                      $     16,141    $     23,994    $      3,069    $        914    $      5,916

Total expenses              $    927,480    $    857,829    $  1,284,101    $  1,911,290    $  2,352,143

Net loss from operations    $    911,339    $    833,835    $  1,281,032    $  1,910,376    $  2,346,227
                            ============    ============    ============    ============    ============

Weighted average number
   of shares outstanding,
   basic and diluted          65,365,438      51,388,471      46,000,749      36,053,557      28,894,248
Net loss per share,
   basic and diluted        $      (0.01)   $      (0.02)   $      (0.03)   $      (0.05)   $      (0.08)
                            ============    ============    ============    ============    ============

Cash                        $  5,466,391    $    193,013    $    740,215    $     53,857    $     76,312

Working capital             $  5,592,016    $   (348,339)   $   (228,400)   $   (529,393)   $   (581,030)

Total assets                $  6,199,651    $    530,906    $    985,914    $    318,163    $    393,939

Total liabilities           $    345,440    $    602,226    $    531,340    $    600,675    $    974,969

Long-term debt              $        --     $     47,327    $    103,021     $       --      $     16,573

Stockholders' equity        $  5,854,211    $   (118,647)   $    351,553    $   (282,512)   $   (597,603)



ITEM 7 -- MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

The Company is a development-stage company that is developing products in the medical field and therefore has no revenue from operations. For the fiscal year ended April 30, 2000, other income decreased to $16,141 from $23,994 for the fiscal year ended April 30, 2000. This decrease was mainly due to a forfeiture of a stock subscription fee of $10,000 received in during fiscal year 1999.

The General and Administrative expenses of $687,575 remained substantially the same for fiscal year 2000 as for fiscal year 1999. During the year ended April 30, 2000 legal fees and moving expenses increased $22,000 and $18,000, respectively. These increases were offset by a decrease in fiscal 2000 wages and contract labor of $60,000 over the amounts recorded in fiscal year 1999. Also, in the year ended April 30, 2000 the Company realized a loss of $13,000 due to the write-off of old and obsolete furniture and equipment.

The Research and Development expenses increased 32% from $170,058 for the fiscal year ended April 30, 1999, to $224,023 for the fiscal year ended April 30, 2000. This increase was due substantially to the addition of a laboratory in California with corresponding increases in lab supplies of $18,000, lab rent of $15,000 and wages and contract labor of $55,000.

The interest expense decreased 28% from $20,395 for the fiscal year ended April 30, 1999, to $15,882 for the fiscal year ended April 30, 2000. This decrease was due to a reduction of outstanding notes payable during fiscal year 2000.


FISCAL 1999 COMPARED TO FISCAL 1998

The Company is a development-stage company that is developing products in the medical field and therefore has no revenue from operations. For the fiscal year ended April 30, 1999, other income increased to $23,994 from $3,069 for the fiscal year ended April 30, 1998. This increase was due to more funds available to earn interest, in addition to the forfeiture of a stock subscription fee of $10,000 that was recorded as income during 1999.

The General and Administrative expenses decreased 37% from $1,055,143 for the fiscal year ended April 30, 1998 to $667,376 for the fiscal year ended April 30, 1999. This decrease was primarily due to a one-time expense of $180,000 related to stock issued below fair market value that was incurred in 1998 and reductions in wages and contract salaries during 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since September 1990, when current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of April 30, 2000 the Company had $5,937,456 in total current assets and working capital of $5,592,016 compared to $253,887 in total current assets and a working capital deficit of $324,351 as of April 30, 1999.

During the year ended April 30, 2000, the Company had a net increase in cash and cash equivalents of $5,273,378, of which $913,301 was used in operations and $52,041 was used for investing activities, primarily the purchase of equipment and patent expenditures. These cash outflows were offset by cash provided from financing activities of $6,238,720, primarily through the sale of common stock. The Company does not have any lines of credit or other arrangements with lenders. The Company believes its existing cash should fund current operations for approximately 3 years.

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

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report on Form 10-K. An investment in the Company's common stock is very risky. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In such an event, the trading price of the Company's common stock could decline, and you may lose part or all of your investment.

THE COMPANY EXPECTS TO INCUR LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE PROFITABILITY.

The Company has incurred net losses since the business was revised in 1990 to develop a line of blood substitutes. Net losses were approximately ($1,281,032) in 1998, ($833,835) in 1999, and ($911,339) in 2000. As of April 30, 2000, the
accumulated deficit was approximately ($11,313,338).

The Company expects to incur substantial and increasing losses for the foreseeable future as a result of increases in research and development costs, including costs associated with conducting preclinical testing and clinical trials. It is expected that the amount of operating losses will fluctuate significantly from quarter to quarter as a result of increases or decreases in research and development efforts, the initiation, success or failure of clinical trials, or other factors.

Chances for achieving profitability will depend on numerous factors, including success in:

     .    developing and testing new product candidates;

     .    receiving regulatory approvals;

     .    manufacturing products;

     .    marketing products; and

     .    competing with products from other companies.

Many of these factors will depend on circumstances beyond the Company's control. The Company expects to rely heavily on third parties with respect to many aspects of its business, including research and development, clinical testing, manufacturing and marketing. It cannot be assured the Company will ever become profitable.

THE COMPANY NEEDS SUBSTANTIAL ADDITIONAL FINANCING TO COMPLETE DEVELOPMENT AND INTRODUCE PRODUCTS.

The costs to complete preclinical tests and to begin and complete the Company's proposed clinical trials are very high. It is expected existing capital resources will satisfy capital requirements through approximately December 2003. However, substantial additional financing will be needed to begin and continue clinical trials on its products. Currently there are no commitments for any additional financing. Any addition equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants and there can be no assurance additional financing will be received. Future capital requirements will depend on many factors, including:

     .    results of preclinical tests;

     .    results of any clinical trials;

     .    continued scientific progress in the research and development program;

     .    the time and cost involved in obtaining regulatory approvals;

     .    future collaborative relationships;

     .    competing technological and market developments;

     .    patient costs; and

     .    the cost of manufacturing.

If adequate funds are not available, the Company may be required to curtail operations or to cease operations. The amount of additional financing required cannot be estimated, however it will be substantial.

IF THE COMPANY IS UNABLE TO DEVELOP AND SUCCESSFULLY COMMERCIALIZE ITS PRODUCT CANDIDATES, IT MAY NEVER GENERATE SIGNIFICANT REVENUES OR BECOME PROFITABLE.

Product candidates are all in early stages of development, and none are in clinical trials. The Company must successfully complete preclinical tests on product candidates before applying for or beginning clinical trials on any of the product candidates. The Company has not commercialized any products or recognized any revenue from product sales. It will require significant additional investment in research and development, preclinical testing and clinical trials, regulatory approval, and sales and marketing activities. Product candidates, if successfully developed, may not generate sufficient or sustainable revenues to enable the Company to be profitable.

THE COMPANY MUST OVERCOME SIGNIFICANT OBSTACLES TO SUCCESSFULLY DEVELOP OR MARKET PRODUCT CANDIDATES.

The development of product candidates is subject to the significant risks of failure which are inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

     . delays in preclinical testing, product development, clinical testing or manufacturing;

     . unplanned expenditures for product development, clinical testing or manufacturing;

     . failure of the product candidates to have the desired effect or an acceptable safety profile;

     .    failure to receive regulatory approvals;

     .    emergence of superior or equivalent products;

     . inability to manufacture on our own, or through others, product candidates on a commercial scale;

     .    inability to market products due to third-party proprietary rights;

     . inability to find collaborative partners to pursue product development; and

     . failure by future collaborative partners to successfully develop products.

Research and development efforts may not result in any commercially viable products if those risks materialize.

COMMERCIALIZATION OF PRODUCTS DEPENDS ON COLLABORATIONS WITH OTHERS. IF THE COMPANY IS UNABLE TO FIND COLLABORATORS IN THE FUTURE, IT MAY NOT BE ABLE TO DEVELOP PRODUCTS.

The Company's strategy for the research, development and commercialization of products requires it to enter into contractual arrangements with corporate collaborators, licensors, licensees and others. The Company does not have the funds to develop products and intends to depend on collaborators to develop products. Currently there are no contractual arrangements with any corporate collaborators, licensors, licensees or others to develop products. Even if collaborative partners are found, it may not be possible to completely control the amount and timing of resources future collaborative partners will devote to products. The Company intends to seek collaborative arrangements for Oxycyte, Fluorovent and implantable glucose biosensor to help cover the cost of development, however, there is no assurance this will be successful. If collaborative relationships or other sources of financing cannot be found, the Company may not be able to continue development programs and may be forced to sell assets, including technology, to raise capital.

Dependence on collaborative arrangements with third parties subjects the Company to a number of risks. These future collaborative arrangements may not be on terms favorable to the Company. Agreements with collaborative partners typically allow partners significant discretion in electing whether to pursue any of the planned activities. The Company cannot control the amount and timing of resources collaborative partners may devote to the product candidates, and partners may choose to pursue alternative products. Partners may not perform their obligations as expected. Business combinations or significant changes in a collaborative partner's business strategy may adversely affect a partner's willingness or ability to complete its obligations under the arrangement. Moreover, the Company could become involved in disputes with partners, which could lead to delays or termination of development programs with them and time-consuming and expensive litigation or arbitration. Even if the Company fulfills its obligations under a collaborative agreement, a partner can terminate the agreement under certain circumstances. If any collaborative partner were to terminate or breach an agreement with it, or otherwise fail to complete its obligations in a timely manner, chances of successfully commercializing products would be materially and adversely affected.

IF CLINICAL TRIALS FOR THE COMPANY'S PRODUCTS ARE UNSUCCESSFUL OR DELAYED, THE STOCK PRICE MAY DECLINE.

The Company must demonstrate first through preclinical testing and then through clinical trials that its product candidates are safe and effective for use in humans before it obtains regulatory approvals for the commercial sale of any products. The Company has not yet completed preclinical testing on any of its products. Conducting clinical trials is a lengthy, time-consuming and expensive process.

If there are sufficient results from the preclinical tests to begin clinical trials, completion of clinical trials may take several years or more. The start of and rate of completion of clinical trials may be delayed by many factors, including:

     .    unsuccessful preclinical testing results;

     .    lack of efficacy during the clinical trials;

     .    unforeseen safety issues;

     .    slower than expected rate of patient recruitment;

     .    government or regulatory delays;

     .    inability to adequately follow patients after treatment; or

     . inability to manufacture sufficient quantities of materials for use in clinical trials.

The results from preclinical testing and early clinical trials are often not predictive of results obtained in later clinical trials. A number of new drugs have shown promising results in clinical trials, but subsequently failed to establish sufficient safety and efficacy data to obtain necessary regulatory approvals. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including perceived defects in the design of clinical trials and changes in regulatory policy during the period of product development.

The Company's product candidates are in preclinical development, and the Company has not submitted investigational new drug applications to commence clinical trials involving these products. Preclinical development efforts may not be successfully completed and the Company may not file any investigational new drug applications. If there is progress to clinical trials, any delays in, or termination of, clinical trials will materially and adversely affect development and commercialization timelines, which would cause the stock price to decline. Any of these events would also seriously impede the ability to obtain additional financing.

IF FUTURE THIRD PARTY CLINICAL TRIAL MANAGERS DO NOT PERFORM, CLINICAL TRIALS FOR PRODUCT CANDIDATES MAY BE DELAYED OR UNSUCCESSFUL.

The Company has no experience in conducting and managing clinical trials. The Company intends to rely on third parties, including future collaborative partners, clinical research organizations and outside consultants, to assist in managing and monitoring future clinical trials. Reliance on these third parties may result in delays in completing, or failing to complete, these trials if they fail to perform under the terms of agreements with them.

IF THE COMPANY'S PRODUCTS ARE NOT ACCEPTED BY THE MARKET, IT IS NOT LIKELY TO GENERATE SIGNIFICANT REVENUES OR BECOME PROFITABLE.

Even if the Company obtains regulatory approval to market a product, products may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any pharmaceutical product that is developed will depend on a number of factors, including:

     .    demonstration of clinical efficacy and safety;

     .    cost-effectiveness;

     .    potential advantages over alternative therapies;

     .    reimbursement policies of government and third-party payors; and

     .    effectiveness of our marketing and distribution capabilities.

Physicians will not recommend therapies using products until clinical data or other factors demonstrate their safety and efficacy as compared to other drugs or treatments. Even if the clinical safety and efficacy of therapies using products is established, physicians may elect not to recommend the therapies for any number of other reasons, including whether the mode of administration of products is effective for certain indications. Physicians, patients, third-party payors and the medical community may not accept and utilize any product candidates that the Company or its future collaborative partners, if any, develop. If products do not achieve significant market acceptance, the Company is not likely to generate significant revenues or become profitable.

IF THE COMPANY IS UNABLE TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS, IT WILL BE UNABLE TO DEVELOP AND COMMERCIALIZE PRODUCTS.

The Company is highly dependent on the principal members of its scientific and management staff. In order to pursue product development, marketing and commercialization plans, the Company will need to hire personnel with experience in clinical testing, government regulation, manufacturing, marketing and finance. The Company may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among high technology enterprises, including biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. Most of the Company's scientific and management staff does not have employment contracts. If the Company loses any of these persons, or is unable to attract and retain qualified personnel, business, financial condition and results of operations may be materially and adversely affected.

IF THE COMPANY FAILS TO ENTER INTO SUCCESSFUL MARKETING ARRANGEMENTS WITH THIRD PARTIES, IT WOULD NOT BE ABLE TO COMMERCIALIZE PRODUCTS AND IT WOULD NOT BECOME PROFITABLE.

The Company currently has no sales and marketing infrastructure and has no experience in marketing, sales and distribution. Future profitability will depend in part on plans to enter into successful marketing arrangements with third parties. To the extent that the Company enters into marketing and sales arrangements with other companies, revenues will depend on the efforts of others. These efforts may not be successful. If the Company is unable to enter into third-party arrangements, it may not be able to commercialize its products.

IF THE COMPANY DO NOT COMPETE SUCCESSFULLY IN THE DEVELOPMENT AND
COMMERCIALIZATION OF PRODUCTS AND KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE, IT WILL BE UNABLE TO CAPTURE AND SUSTAIN A MEANINGFUL MARKET POSITION.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. The Company is aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to the Company's products. Most of these companies have commenced clinical trials. Many of these companies are addressing the same diseases and disease indications.

Many of these companies and institutions, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience in:

     .    developing products;

     .    undertaking preclinical testing and human clinical trials;

     .    obtaining FDA and other regulatory approvals of products; and

     .    manufacturing and marketing products.

Developments by others may render the Company's product candidates or technologies obsolete or noncompetitive. The Company faces and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies for establishing relationships with academic and research institutions and for licenses of proprietary technology. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective than those the Company has.

IF THE COMPANY'S INTELLECTUAL PROPERTY DOES NOT ADEQUATELY PROTECT PRODUCT CANDIDATES, OTHERS COULD COMPETE MORE DIRECTLY AGAINST THE COMPANY, WHICH WOULD HURT PROFITABILITY.

Success depends in part on the Company's ability to:

     .    obtain patents or rights to patents;

     .    protect trade secrets;

     .    operate without infringing upon the proprietary rights of others; and

     .    prevent others from infringing on its proprietary rights.

The Company will be able to protect proprietary rights from unauthorized use by third parties only to the extent that proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent position of biopharmaceutical companies involves complex legal and factual questions and, therefore, enforceability cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Thus, any patents that are owned or licensed from third parties may not provide any protection against competitors. Pending patent applications, those that the Company may file in the future, or those that may be licensed from third parties, may not result in patents being issued. Also, patent rights may not provide adequate proprietary protection or competitive advantages against competitors with similar technologies. The laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

In addition to patents, the Company relies on trade secrets and proprietary know-how. Protection is sought, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for technology in the event of unauthorized use or disclosure of confidential and proprietary information. Failure to protect proprietary rights could seriously impair the Company's competitive position.

IF THIRD PARTIES CLAIM THE COMPANY IS INFRINGING THEIR INTELLECTUAL PROPERTY RIGHTS, IT COULD SUFFER SIGNIFICANT LITIGATION OR LICENSING EXPENSES OR BE PREVENTED FROM MARKETING ITS PRODUCTS.

The areas in which the Company has focused research and development have a number of competitors. This has resulted in a number of issued patents and still-pending patent applications. Patent applications in the United States are, in most cases, maintained in secrecy until patent issue. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made.

Commercial success depends significantly on the Company's ability to operate without infringing the patents and other proprietary rights of third parties. The Company's technologies may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, the Company may be prevented from pursuing product development or commercialization.

The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property suits, U.S. Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to:

     .    enforce patents that we own or license;

     .    protect trade secrets or know-how that we own or license; or

     . determine the enforceability, scope and validity of the proprietary rights of others.

If the Company became involved in any litigation, interference or other administrative proceedings, it will incur substantial expense and the efforts of technical and management personnel will be significantly diverted. An adverse determination may subject the Company to loss of proprietary position or to significant liabilities, or require licenses that may not be available from third parties. The Company may be restricted or prevented from manufacturing and selling products, if any, in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. Costs associated with these arrangements may be substantial and may include ongoing royalties. Furthermore, the necessary licenses may not be obtained on satisfactory terms, if at all.

IF THE GOVERNMENT AND THIRD PARTY PAYORS FAIL TO PROVIDE ADEQUATE COVERAGE AND REIMBURSEMENT RATES FOR PRODUCT CANDIDATES, THE MARKET ACCEPTANCE OF PRODUCTS MAY BE ADVERSELY AFFECTED.

In both domestic and foreign markets, sales of product candidates will depend in part upon the availability of reimbursement from third-party payors. Such third-party payors include government health administration authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. The Company may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of products. Such studies may require the commitment of a significant amount of management time and financial and other resources. Product candidates may not be considered cost-effective. Adequate third-party reimbursement may not be available to maintain price levels sufficient to realize an appropriate return on investment in product development. Domestic and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. Accordingly, legislation and regulations affecting the pricing of pharmaceuticals may change before proposed products are approved for marketing. Adoption of such legislation could further limit reimbursement for pharmaceuticals.

IF A SUCCESSFUL PRODUCT LIABILITY CLAIM OR SERIES OF CLAIMS IS BROUGHT AGAINST THE COMPANY FOR UNINSURED LIABILITIES OR IN EXCESS OF INSURED LIABILITIES, IT COULD BE FORCED TO PAY SUBSTANTIAL DAMAGE AWARDS.

The use of any of product candidates in clinical trials, and the sale of any approved products, may expose the Company to liability claims and financial losses resulting from the use or sale of our products. Although it is intended that insurance coverage will be obtained before the Company begins clinical trials, currently there is no liability insurance. The Company intends to obtain insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. Insurance coverage may not be able to be maintained at a reasonable cost or in sufficient amounts or scope to protect against losses.

IF THE COMPANY FAILS TO MANAGE GROWTH, BUSINESS COULD BE HARMED.

The business plan contemplates a period of substantial growth if clinical trials begin on one or more products and the Company develops other products that will place a strain on administrative and operational infrastructure. Management infrastructure has been very limited. The ability to manage effectively its operations and growth requires the Company to expand and improve operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. The Company may not successfully implement improvements to management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

IF USE OF HAZARDOUS MATERIALS RESULTS IN CONTAMINATION OR INJURY, THE COMPANY COULD SUFFER SIGNIFICANT FINANCIAL LOSS.

Research and manufacturing activities involve the controlled use of hazardous materials. The Company cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, the Company may be held liable for any resulting damages, which may exceed available financial resources.

THE COMPANY'S STOCK PRICE COULD CONTINUE TO BE HIGHLY VOLATILE AND INVESTORS MAY NOT BE ABLE TO RESELL SHARES AT OR ABOVE THE PRICE PAID FOR THEM.

The market price of the Company's common stock, like that of many other life sciences companies, has been highly volatile and is likely to continue to be highly volatile. The following factors, among others, could have a significant impact on the market price of the common stock:

     . the results of preclinical tests and future clinical trials or those of future collaborators or competitors;

     . evidence of the safety or efficacy of products or the products of competitors;

     . the announcement by the Company or its competitors of technological innovations or new products;

     . developments concerning patents or other proprietary rights or those of future competitors, including litigation or patent office proceedings;

     .    loss of key personnel;

     .    governmental regulatory actions;

     .    changes or announcements in reimbursement policies;

     .    agreements with future collaborators;

     .    period-to-period fluctuations in operating results;

     .    market conditions for life science stocks in general; and

     .    changes in estimates of performance by securities analysts.


ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data as required by this item are set forth in a separate section of this report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None


ITEM 10 -- DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The directors, officers and key employees of the Company are as follows:


Name                           Age         Position
----                           ---         --------

Roger A. Ekbom                 73          Chairman of the Board

Robert W. Nicora               60          President and Chief Executive Officer
                                           Director

Robert J. Larsen               71          Corporate Secretary
                                           Director

Gerald D. Schlatter            66          Director

David Johnson                  53          Chief Financial Officer

Howard Jones                   63          Director

Richard Kiral, Ph.D            59          Vice President, Research and Development

Douglas Kornbrust, Ph.D.       49          Consultant Director, PreClinical Toxicology &
                                           Pharmacology

Elmo Blubaugh, Jr., Ph.D.      47          Manager, Biosensor Research and Development

James Reavis                   65          Consultant Director of Marketing


DIRECTORS AND EXECUTIVE OFFICERS

Roger A. Ekbom has been Chairman of the Board of Directors since 1990. Mr. Ekbom was Chief Executive Officer from 1991 to March 1998 and has extensive experience with medical device companies including managing companies from startup through full development and subsequent sales. He is the founder and former President of Cardio Vista Systems, Inc., and founder and Chairman of Tronomed, Inc. From 1976 until 1993, Mr. Ekbom was the Vice President of and a major stockholder in Respiratory Support Products, Inc. and Tronomed International, Inc. Mr. Ekbom was formerly the general manager of a division of Becton Dickinson, an international medical device company, and of Marion Scientific, a subsidiary of Marion Laboratories. Mr. Ekbom graduated from the University of Minnesota.

Robert W. Nicora became the President, Chief Executive Officer and Director on March 1, 1998. Mr. Nicora has BS in chemistry, five years of graduate study in biochemistry and medical sciences, and over 30 years of experience in various laboratory, management and regulatory positions with pharmaceutical and medical device companies. While at McGaw Laboratories, he was responsible for the development and FDA approval of hetastarch, a synthetic blood expander, now marketed by DuPont Pharma. He led the team that evaluated a joint partnership with Green Cross to develop their perfluorocarbon blood substitute, Fluosol. From 1994 through March 1998, he was director of scientific and regulatory services with Quintiles, the world's largest global contact pharmaceutical company. He has provided preclinical and clinical drug and device consulting services to a number of startup biomedical companies, including SBI.

Robert J. Larsen, Corporate Secretary and Director since 1990, is a former President and Chief Executive Officer of Bay Hospital Medical Center, Chula Vista, California. Mr. Larsen has 25 years of experience in the development and management of hospitals and other related enterprises in California and Oregon. Mr. Larsen is a former trustee of the California Hospital Association and the past president of the San Diego Healthcare Financial Management Association. Mr. Larsen received his graduate degree in Hospital Administration from the University of California, Santa Barbara, and his BA from the University of Washington.

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

David H. Johnson, CPA, is Chief Financial Officer. Mr. Johnson has over 25 years of financial and administrative management experience in a diverse range of industries including high technology. His most recent position was chief financial officer of Center Court Concierge, an information service start up company. Previous positions included vice president, finance and administration, Vista Paint Corporation, and a regional partner at McGladrey and Pullen, a major public accounting firm. Mr. Johnson has a BA in accounting and is a certified public accountant.

Howard Jones, Ph.D., is a member of the board of directors. Dr. Jones' most recent position was president of the biopharmaceutical business unit of Curative Health Services where he was responsible for R&D, licensing, and manufacturing of wound healing technology that incorporates growth factors from patient blood. He has more than 30 years of experience in directing research and development of drugs at Revlon, Bristol-Myers Squibb, Amylin Pharmaceuticals, and Cypros Pharmaceuticals, a company he co-founded. He started his career at Merck where he discovered Clinoril, a drug for the treatment of rheumatoid arthritis that has annual sales of $400,000,000. He has had more than 84 patents issued for his biopharmaceutical developments.

`
KEY EMPLOYEES

Richard Kiral, Ph.D., Vice President of Research and Development holds a Ph.D. in analytical chemistry and has over of 20 years of experience in the pharmaceutical and medical device industries. He has held vice president positions in R&D at Anthony Products, Ioptex Research, Allergan, and McGaw Laboratories, where he was responsible for development of a nutritional fat emulsion.

Douglas Kornbrust, Ph.D., Consultant Director, Preclinical Toxicology and Pharmacology holds a Ph.D. in toxicology and currently is vice president and scientific director at Sierra Biomedical, a leading contract primate testing facility for the pharmaceutical and biotechnology industries. He previously held senior technical and management positions at ISIS Pharmaceuticals, Rhone-Poulenc-Rorer, Merck, and Alliance Pharmaceuticals, where he was responsible for the development and implementation of preclinical toxicology programs for their perfluorocarbon liquid ventilation and blood substitute products.

Elmo A. Blubaugh, Jr., Ph.D., Manager of Biosensor Research and Development is an electrochemist specializing in the chemical modification of electrode surfaces with thin polymer films. Dr. Blubaugh previously was laboratory research manager at the University of Cincinnati. He taught both graduate and undergraduate courses at the university and holds a patent in the field of polymer-film electrodes. He received his graduate degree in analytical chemistry from the University of Cincinnati.

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

ITEM 11 -- EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned for services rendered in all capacities to the Company for the fiscal years ended April 30, 2000, 1999 and 1998, by all persons who served as the Chief Executive Officer during 1998, and by the other most highly compensated executive officers of the Company ("Named Executive Officers"). Mr. Nicora became President and Chief Executive Officer on the resignation of Mr. Schlatter on March 1, 1998. This information includes the dollar amount of base salaries, bonus awards, stock options and all other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

                                                                                          Long-tern
                                                                                        Compensation
                                                 Annual Compensation                       Awards
                                       ----------------------------------------    ---------------------
                                                                    Other                Securities,              All
                                                                    Awards               Underlying              Other
    Name and Position         Year     Salary       Bonus        Compensation           Options/SARs         Compensation
                                         $            $               $                      $                     $
-------------------------------------------------------------------------------    ---------------------   ----------------
Robert Nicora (1)             2000     126,000           --                  --                      --                 --
President                     1999     125,000           --                  --                      --             12,600
                              1998      20,833       45,000                  --                      --                 --

Gerald Schlatter              2000      10,500           --                  --                      --                 --
Former President              1999      24,000           --                  --                      --                 --
                              1998      75,750           --                  --                  26,911                 --

Richard Kiral                 2000     118,243           --                  --                      --                 --
Vice President of Product     1999      97,830           --                  --                      --                 --
Development

---------
(1) Mr. Nicora received a $6,000 car allowance and $6,600 in medical premiums paid for by the Company.


OPTION GRANTS

In April 1995, the Company's Board of Directors approved a stock option plan providing for the granting of options to officers, directors, consultants and key employees to purchase up to 2,500,000 shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant. No shares were exercised or issued under this plan. The Company has since determined that they never requested or received shareholder approval as required to formally approve the plan. The Company adopted a new plan in October 1999, subject to ratification by shareholders within twelve months.

The 1999 plan provides for the granting of incentive and non-qualified options to officers, directors, consultants and key employees to purchase up to 4,000,000 shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant for incentive options. The total number of options issued under the proposed plan at April 30, 2000 were 675,000 with a weighted average exercise price of $.14. The Company must record an expense equal to the intrinsic value (if any) of the options multiplied by the percent vested at the date the plan is ratified by the shareholders. The Company can not reasonably determine at the present time whether they will receive the necessary shareholder approval to ratify the plan. However, the Company believes the outcome of this uncertainty will not have a material effect on the financial statements. The option expiration dates are determined at the date of grant, but may not exceed ten years.

The following table summarizes certain information as of April 30, 2000 concerning the stock option grants to the Company's Chief Executive Officer and the other Named Executive Officers made for the fiscal year ended April 30, 2000. No stock appreciation rights, restricted stock awards or long-term performance awards have been granted as of the date hereof and no options have been exercised.


                                         OPTION GRANTS IN LAST FISCAL YEAR

                                                                                          Potential Realizable Value
                               Number of    % of Total                                    at Assumed Annual Rates of
                              Securities      Options      Exercise                        Stock Price Appreciation
                              Underlying    Granted to      or Base                         of Option Terms (1)(2)
                               Options     Employees in    Price Per                      --------------------------
                               Granted      Fiscal Year      Share     Expiration Date        5%              10%
                              --------------------------------------------------------------------------------------
Robert W. Nicora                  150,000     66.67%         $.12      February 2010        $214,350       $388,350
Richard Kiral                      75,000     33.33%         $.12      February 2010        $107,175       $194,175

----------
(1) Each option listed in the table above was fully vested as of the date of grant. The potential realizable value is calculated based on the ten-year term of the option at the time of grant. It is calculated based on assumed annualized rates of stock price appreciation from the exercise price at the date of grant of 5% and 10% (compounded annually) over the full term of the grant with appreciation determined as of the expiration date. The 5% and 10% assumed rates of appreciation are mandated by the Securities and Exchange Commission and do not represent the Company's estimate or projection of future common stock prices. Actual gains, if any, on stock options exercised are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not be achieved.

(2) At April 30, 2000 the stock option plan under which the options have been issued has not been ratified by the shareholders. Since the plan has not received shareholder approval, this schedule has assumed the grant date to be April 30, 2000 and the fair value of the option to be the stock price at April 30, 2000.

   AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR AND YEAR END OPTION VALUES


                                                                     Number of
                                                                     Securities              Value of
                                                                     Underlying            Unexercised
                                                                    Unexercised            In-the-Money
                                                                 Options At Fiscal      Options at Fiscal
                                   Shares                             Year End               Year End
                                 Acquired On        Value            Exercisable/           Exercisable/
                                  Exercise        Realized        Unexercisable (1)        Unexercisable (2)
                                 -----------      --------       ------------------     --------------------
     Robert Nicora                  None             None                100,000 /          $  80,000 /
                                                                         350,000            $ 284,500

     Gerald D. Schlatter            None             None               305,000  /          $ 250,125 /
                                                                               0                    0

     Richard Kiral                  None             None                 33,333 /         $   26,667 /
                                                                         141,667           $  115,583

----------
(1) The option agreements with Nicora and Kiral give them the right to exercise all of the options at April 30,2000, however the 1999 Plan requires shareholder approval prior to exercise. At April 30, 1999 the 1999 Plan was not approved by the shareholders.

(2) Based on the closing sale price on the OTC Bulletin Board on the last day of the 2000 fiscal year, less the option exercise price payable per share.

DEFINED BENEFIT AND ACTUARIAL PLANS

The Company has not supplied Defined Benefits, or similar Pension, Benefit or Actuarial Plan Benefits to its Executive Officers.


COMPENSATION OF DIRECTORS

During the fiscal year ended April 30, 2000 each director received $3,000 for their services as directors.


EMPLOYMENT CONTRACTS

On March 1, 1998 the Board of Directors approved a three-year employment contract with Robert W. Nicora, as President and Chief Executive Officer. The employment contract provides a base annual salary of $125,000, an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $200,000 life insurance payable by the corporation and payable to a beneficiary named by the insured, and participation in the Company's stock option plan with the grant of an option for 300,000 shares at signing and 150,000 shares to be granted annually. As of May 18, 1998 Mr. Nicora assumed the title of Chief Executive Officer. Mr. Nicora's employment agreement provides that Mr. Nicora may, at his election receive a severance payment equal to 299% of his average annual salary and bonuses received during the prior two-year period in the event of a change in control as defined.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

The Company does not presently have a Compensation Committee of the Board of Directors, or other Board Committees performing equivalent functions, and did not at any time during the last four years. The Executive Committee of the Board of Directors presently performs these functions. Roger Ekbom and Gerald Schlatter, directors and former officers, and Robert Larsen, a director and current officer of the Company, participated in deliberations of the Board of Directors concerning executive officer compensation during the last fiscal year. None of the Company's executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Company's Board of Directors or Compensation Committee.


ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth as of April 30, 2000 the stock ownership of all persons who, to the registrants knowledge, own of record and beneficially (i) five (5%) per cent or more of its outstanding Common Stock, (ii) all executive officers and directors as a group, and (iii) the Named Executive Officers.

MANAGEMENT OWNERS

      Name of                            Amount & Nature of                Percent
 Beneficial Owner                     Beneficial Ownership(1)             of Class
 ----------------                     -----------------------             --------
Roger A. Ekbom (2)                           1,996,778                      2.47%
Robert W. Nicora (3)                           492,858                       .61%
Gerald D. Schlatter (4)                      1,262,929                      1.60%
Robert J. Larsen (5)                         1,642,553                      2.03%
Howard Jones (6)                               105,000                       .13%
David Johnson (7)                               33,333                       .01%

All Directors and Officers as
 a group - 6 persons                         5,566,118                      6.88%

UBS  AG (Switzerland)                        4,226,490                      5.22%

----------

(1) This table is based upon information supplied by officers, directors and principal shareholders and on any Schedules 13D or 13G filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

(2) Includes options to purchase 410,000 shares of common stock currently exercisable or exercisable within 60 days of July 31, 2000.

(3) Includes options to purchase 100,000 shares currently exercisable or exercisable within 60 days of July 31, 2000.

(4) Includes options to purchase 480,000 shares currently exercisable or exercisable within 60 days of July 31, 2000.

(5) Includes options to purchase 480,000 shares currently exercisable or exercisable within 60 days of July 31, 2000 and also includes shares beneficially owned by virtue of Mr. Larsen's control of Peso, Inc. and Jada, Inc.

(6) Includes options to purchase 105,000 shares currently exercisable or exercisable within 60 days of July 31, 2000.

(7) Includes options to purchase 33,333 shares currently exercisable or exercisable within 60 days of July 31, 2000.


ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended April 30, 2000 the Company recorded expenses of $5,825 for services rendered by a company controlled by Robert Larsen, a Director and Officer of the Company.

During the fiscal year ended April 31, 2000 the Company issued options to purchase common stock to the following Officers of the Company under the 1999 Plan that has not yet been ratified by the shareholders:

 Robert Nicora, President and CEO          150,000 options at $.12 per share
                                           expiring February 1, 2010

 Richard Kiral, Vice President             75,000 options at $.12 per share
                                           expiring February 1, 2010

During fiscal 2000, the Company issued warrants to purchase 590,000 shares of common stock to certain directors with an exercise price of 80% of fair market value. These warrants were issued pursuant to an agreement whereby such directors cancelled certain of their shares to assist the Company obtain additional financing. Part of the agreement included a provision that if the stock dropped below the market price at the time the shares were cancelled, new unregistered stock would be issued to make up the dollar deficit in each director's holdings at the time of the return, not to exceed the total value of the stock returned. Pursuant to the agreement, the Company issued these directors 590,000 shares in November 1999. The directors and the Company cancelled the shares in return for the grant of a warrant to purchase 590,000 shares of common stock that were issued in February 2000 as follows:

 Roger Ekbom, Director                     200,000 warrants at $.12 per share
                                           expiring February 1, 2010

 Robert Larsen, Director & Secretary       215,000 warrants at $.12 per share
                                           expiring February 1, 2010

 Gerald Schlatter, Director                175,000 warrants at $.12 per share
                                           expiring February 1, 2010

During the fiscal year ended April 30, 2000 Directors Ekbom, Larsen, Schlatter and Jones were each issued 5,000 options to purchase the Company's common stock at $.125 per share. The options were issued at an exercise price that approximated the fair value of the Company's common stock at the date of grant and expire February 1, 2010.

During fiscal year 2000 the Company issued 10,000 shares of common stock to Director Roger Ekbom at $.10 per share in satisfaction of a $10,000 note payable.

During fiscal year 2000 the Company issued 10,000 shares of common stock to Director Gerald Schlatter at $.10 per share in satisfaction of a $10,000 note payable.

During fiscal year 2000 the Company issued 20,000 shares of common stock to Director/Officer Robert Larsen at $.10 per share in satisfaction of a $20,000 note payable.

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM S-K

Response to Item 8.

A.       Documents Filed as a Part of This Report:

(1)      FINANCIAL STATEMENTS

         (a)      Reports of Independent Certified Public Accountants.

         (b)      Balance Sheets as of April 30, 2000 and 1999.

         (c) Statements of operations for each of the three years in the period ended April 30, 2000.

         (d) Statements of Stockholders' Equity for each of the three years in the period ended April 30, 2000.

         (e) Statements of Cash Flows for the three years in the period ended April 30, 2000.

         (f)      Notes to the Financial Statements.

                                INDEX TO EXHIBITS

                                                                                       Exhibits
                                                                                       to Prior       Exhibits to
                Exhibits Required by Item 601 of Regulation S-K                         Reports        This Year
                -------------------------------------------------------------------    -----------    -------------

     3 (a)      Registrants Amended Articles of Incorporation                            A-1

     3 (b)      Specimen Form of Common Stock Certificate                                  X

     4 (a)      Specimen three year Warrants to Purchase Stock dated July 24,              X
                1992 with amendments

     4 (b)      Specimen three years Warrants to Purchase Stock dated September            X
                30, 1992 with amendments

     4 (c)      Specimen three year Warrants to Purchase Stock dated November 20,          X
                1992 with amendments

     4 (d)      Warrant to Purchase Stock issued February 28,1994 to American              X
                Heritage Fund

     4 (e)      Warrant to Purchase Stock issued July 24, 1992  to Cato Portfolio          X
                AG

     4 (f)      Specimen two year Warrant to Purchase Stock dated September 30,            X
                1992 and November 20, 1992

     4 (g)      Warrant to Purchase Stock issued April 29, 1994 to                         X
                Cato Portfolio AG

     4 (k)      Warrant to Purchase Stock issued August 19, 1993  and September            X
                9, 1993 to Cato Portfolio

     4 (1)      Specimen two year Warrants to Purchase Stock issued on various             X
                dates from January 21, 1993 to February 23, 1994

     10(a)      Agreement between the Registrant and Leland C. Clark, Jr., Ph.D.           X
                dated October 1, 1991 with amendments, Re: Assignment of
                Intellectual Property and Trade Secrets

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

     10(h)      Agreement between the Registrant and Robert J. Larsen                      X
                dated, April 1, 1995

     10(i)      Agreement between the Registrant and L.G. Kurtz &    Associates            X
                dated, July 22, 1994

     10(j)      Agreement between the Registrant and Broadgate Consultant, Inc.,           X
                dated, July 29, 1994

     10(k)      Agreement between the Registrant and San Diego Contract Research           X
                Associates, Inc. dated November 21, 1995

     10(l)      Agreement between the Registrant and Glen Wegner,                          X
                M.D., J.D. dated, April 27, 1995

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


Dated: 8/2/00

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


Date                     Name & Title
----                     ------------

8/2/00                   Roger A. Ekbom
                         Chairman of the
                         Board of Directors
                         By: /S/ ROGER A. EKBOM


8/2/00                   Robert W. Nicora
                         President & Director
                         By: /S/ ROBERT W. NICORA

8/2/00                   Robert J. Larsen
                         Corporate Secretary
                         By: /S/ ROBERT LARSEN

8/2/00                   Gerald D. Schlatter
                         Director
                         By: /S/ GERALD SCHLATTER

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

FINANCIAL STATEMENTS FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED APRIL 30, 2000
AND FOR THE PERIOD FROM MAY 26, 1967
(DATE OF INCORPORATION) TO APRIL 30, 2000 AND
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Synthetic Blood International, Inc.

We have audited the accompanying balance sheets of Synthetic Blood International, Inc. (a company in the development stage) as of April 30, 2000 and 1999 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended and for the period from inception (May 26, 1967) to April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements as of April 30, 1998 and for the period from inception (May 26, 1967) to April 30, 1998 were audited by other auditors whose report, dated June 26, 1998, included an explanatory paragraph regarding a substantial doubt about the ability of the Company to continue as a going concern. The financial statements for the period from inception (May 26, 1967) to April 30, 1998 reflect cumulative net losses of $9,568,164 of the cumulative totals. The other auditors' report has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts for such prior periods, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetic Blood International, Inc. as of April 30, 2000 and 1999 and the results of its operations and its cash flows for the years then ended and for the period from inception (May 26, 1967) to April 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


Grant Thornton LLP

Irvine, California
July 20, 2000

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Synthetic Blood International, Inc.:


We have audited the statements of operations, stockholders' equity (deficiency) and cash flows for the year ended April 30, 1998, and for the period from May 26, 1967 (date of incorporation) to April 30, 1998, of Synthetic Blood International, Inc. (a development stage enterprise) (the Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit. The financial statements for the period May 26, 1967 through April 30, 1994 were audited by other auditors and reflected an accumulated net loss of $2,148,706. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the results of operations and cash flows of Synthetic Blood International, Inc. for the year ended April 30, 1998, and for the period from May 26, 1967 (date of incorporation) to April 30, 1998, in conformity with generally accepted accounting principles.

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


DELOITTE & TOUCHE LLP

Costa Mesa, California
June 26, 1998

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

BALANCE SHEETS
AS OF APRIL 30, 2000 AND 1999
--------------------------------------------------------------------------------

                         ASSETS

                                                                       2000            1999
                                                                   -----------      -----------
CURRENT ASSETS
  Cash and cash equivalents                                        $ 5,466,391      $   193,013
  Common stock subscription receivable                                 400,000              --
  Prepaid expenses:
    Insurance                                                           49,076           54,189
    Other                                                               21,989            6,685
                                                                   -----------      -----------
    Total current assets                                             5,937,456          253,887

PROPERTY AND EQUIPMENT
  Laboratory equipment                                                  47,290          240,788
  Furniture and fixtures                                                28,435           66,024
                                                                   -----------      -----------
                                                                        75,725          306,812
  Less accumulated depreciation                                        (43,994)        (245,210)
                                                                   -----------      -----------

PROPERTY AND EQUIPMENT, net                                             31,731           61,602

PATENTS, net                                                           230,464          215,417
                                                                   -----------      -----------
                                                                   $ 6,199,651      $   530,906
                                                                   ===========      ===========

   The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

BALANCE SHEETS
AS OF APRIL 30, 2000 AND 1999 (CONTINUED)
--------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                        2000            1999
                                                                    -----------      -----------
CURRENT LIABILITIES:
  Current portion of notes payable                                  $    44,534      $   101,170
  Accounts payable                                                      211,460          305,686
  Accrued payroll                                                        89,446           94,500
  Notes payable to stockholders                                             --            76,900
                                                                    -----------      -----------
    Total current liabilities                                           345,440          578,256

NOTES PAYABLE, less current portion                                         --            47,327

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):

  Common stock, par value $0.01 per share, authorized
   100,000,000 shares; 80,907,298 and 55,314,324 shares
   issued and outstanding at April 30, 2000 and 1999
   respectively                                                         809,073          553,143
  Stock subscription receivable                                        (600,000)             --
  Deposits on common stock                                            2,535,471           23,970
  Additional paid-in capital                                         14,423,005        9,730,209
  Deficit accumulated during the development stage                  (11,313,338)     (10,401,999)
                                                                    -----------      -----------
    Total stockholders' equity (deficiency)                           5,854,211          (94,677)
                                                                    -----------      -----------
                                                                    $ 6,199,651      $   530,906
                                                                    ===========      ===========

   The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000
--------------------------------------------------------------------------------

                                      Period from
                                      May 26, 1967
                                    (incorporation)
                                          to
                                     April 30, 2000          2000              1999              1998
                                     --------------     --------------    --------------    --------------
EXPENSES:
  Research and development           $   3,387,947      $    224,023       $   170,058      $     201,433
  General and administrative             7,851,422           687,575           667,376          1,055,143
  Interest                                 165,474            15,882            20,395             27,525
                                     -------------      ------------      ------------      -------------
    Total expenses                      11,404,843           927,480           857,829          1,284,101

OTHER INCOME                               (91,505)          (16,141)          (23,994)            (3,069)
                                     -------------      ------------      ------------      -------------
NET LOSS                             $ (11,313,338)     $   (911,339)     $   (833,835)     $  (1,281,032)
                                     =============      ============      ============      =============

NET LOSS PER SHARE -
  Basic and diluted                                           ($0.01)           ($0.02)            ($0.03)
                                                        ============       ===========       ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
  Basic and diluted                                       65,365,438        51,388,471         46,000,749
                                                        ============       ===========       ============

   The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000
--------------------------------------------------------------------------------

                                                                                                            Deficit
                                                                                            Deposits     accumulated      Total
                                                              Additional        Stock          on         during the   stockholders'
                                    Number of     Common       paid-in       Subscription    Common      development      equity
                                     shares        stock       capital        Receivable     Stock         stage       (deficiency)
                                  ------------ -------------  ------------- -------------   ---------  -------------- --------------
BALANCES, May 26, 1967                    --    $       --     $      --     $    --       $    --       $ --               --

Issuance of common stock            30,292,293       302,923   4,959,798          --            --         --         5,262,721

Conversion of convertible
  debentures into common
  stock                                870,199         8,702     771,298          --            --         --           780,000
Issuance of common stock
  to employees and
  compensatory options                 218,800         2,188      81,312          --            --         --            83,500

Common stock issues in
  conjunction with funding
  agreements and services
  rendered                           5,376,365        53,764     883,160          --            --         --           936,924

Common stock issued upon
  conversion of notes
  payable                            4,766,820        47,668     637,607          --            --         --           685,275

Issuance of warrants                       --            --       60,000          --            --         --            60,000

Exercise of warrants                 1,305,000        13,050     117,450          --            --         --           130,500

Contributions of capital for
  cash and services rendered               --            --       65,700          --            --         --            65,700

Net loss                                   --            --          --           --            --     (8,287,132)   (8,287,132)
                                   ------------   ----------  ----------     ------------    -------   ----------     ---------

BALANCES, April 30, 1997            42,829,477       428,295   7,576,325          --            --     (8,287,132)     (282,512)


   The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000 - CONTINUED
--------------------------------------------------------------------------------

                                                                                                         Deficit
                                                                                                       accumulated        Total
                                                          Additional         Stock          Deposits   during the      stockholders'
                              Number of      Common        paid-in        Subscription     on Common   development       equity
                                shares       stock         capital         Receivable        Stock        stage        (deficiency)
                             ----------   ------------  -------------     --------------  ---------- --------------    ------------
Issuance of common stock      6,000,000   $     60,000   $    850,033     $     --        $     --    $         --     $    910,033

Issuance of common stock
  upon conversion
  of debentures                 531,200          5,312         46,936           --              --              --           52,248

Issuance of common stock
  to officers to retire
  shareholder loans           1,044,450         10,444        177,556           --              --              --          188,000

Issuance of common stock
  for services rendered         324,175          3,242         49,350           --              --              --           52,592

Contribution of capital
  by shareholders                  --             --          581,818           --             --               --          581,818

Issuance of warrants               --             --          130,406           --             --               --          130,406

Net loss                           --             --             --             --             --         (1,281,032)    (1,281,032)
                            -----------   ------------   ------------   ------------      ----------    ------------    ------------

BALANCES, April 30, 1998     50,729,302        507,293      9,412,424           --             --         (9,568,164)       351,553

Issuance of common stock      4,265,022         42,650        262,500           --             --               --          305,150

Common stock issued
   for services rendered        320,000          3,200         53,725           --             --               --           56,925

Stock options granted              --                           1,560           --             --               --            1,560

Net loss                           --             --             --             --             --          (833,835)       (833,835)
                            -----------   ------------   ------------   ------------      ----------    ------------    ------------

BALANCES, April 30, 1999     55,314,324        553,143      9,730,209           --              --       (10,401,999)      (118,647)


   The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000 - CONTINUED
--------------------------------------------------------------------------------

                                                                                                         Deficit
                                                                                                       accumulated        Total
                                                          Additional         Stock          Deposits   during the      stockholders'
                              Number of      Common        paid-in        Subscription     on Common   development       equity
                                shares       stock         capital         Receivable        Stock        stage        (deficiency)
                             ----------   ------------  -------------     --------------  ---------- --------------    ------------

Issuance of common stock     17,882,974    $   178,830   $  3,705,283   $       --        $     --      $       --      $ 3,884,113

Issuance of common stock for
  services rendered             200,000          2,000         20,400           --              --              --           22,400

Issuance of common stock for
  payable settlement             10,000            100         13,500           --              --              --           13,600

Issuance of common stock
  for prommisary note         7,500,000         75,000        925,000       (600,000)           --              --          400,000

Options issued for services        --             --           28,613           --              --              --           28,613

Deposits received for common
  stock not issued                 --             --             --             --         2,535,471            --        2,535,471

Net loss                           --             --             --             --              --          (911,339)      (911,339)
                            -----------   ------------   ------------   ------------      ----------    ------------    -----------
BALANCES, April 30, 2000     80,907,298    $   809,073   $ 14,423,005   $   (600,000)     $2,535,471    $(11,313,338)   $ 5,854,211
                            ===========   ============   ============   ============      ==========    ============    ===========


   The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000
--------------------------------------------------------------------------------

                                                          Period from
                                                          May 26, 1967
                                                        (incorporation)
                                                               to
                                                         April 30, 2000       2000            1999            1998
                                                        ---------------    -----------     -----------     -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss                                                  $(11,313,338)    $ (911,339)     $ (833,835)    $ (1,281,032)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                                415,551         53,992          54,412           71,107
  Loss on disposal of property and equipment                    15,284         12,874
  Disposal and write-down of other assets                      126,800             --              --               --
  Issuance of compensatory stock options/
    warrants                                                   279,079         28,613           1,560          130,406
  Issuance of stock below fair market value                    695,248              -               -          155,248
  Issuance of stock for services rendered                    1,068,841         22,400          56,925           52,592
  Contribution of capital through services
    rendered by stockholders                                   216,851             --              --          186,851
  Changes in operating assets and liabilities:
    Prepaid expenses                                           (71,065)       (10,191)        (41,349)          (2,100)
    Accounts payable and accrued expenses                      477,499       (109,650)        (32,212)         111,238
                                                          ------------     ----------      ----------     ------------
        Net cash used in operating activities               (8,089,250)      (913,301)       (794,499)        (575,690)

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of property and equipment                            (302,861)       (17,664)        (13,795)            (762)
Proceeds from sale of property and
  equipment                                                     15,457             --              --               --
Purchase of other assets                                      (480,087)       (34,377)        (91,462)         (49,638)
                                                          ------------     ----------      ----------     ------------
        Net cash used in investing activities                 (767,491)       (52,041)       (105,257)         (50,400)

  The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000 - (Continued)
--------------------------------------------------------------------------------

                                                        Period from
                                                        May 26, 1967
                                                       (incorporation)
                                                             to
                                                       April 30, 2000          2000             1999            1998
                                                      ----------------     -----------      -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder debt                                977,692               --           61,900          79,538
Repayments of amounts due
  to stockholders                                            (121,517)              --               --         (46,517)
Proceeds from long-term debt                                  140,248               --          140,248             --
Proceeds from issuance of convertible debentures              811,000               --               --          31,000
 Payments on short term notes payable                         (56,637)         (56,637)              --             --
Payments on long-term debt                                   (238,971)         (84,227)        (154,744)            --
Payments on capital lease obligation                          (52,338)              --               --         (16,573)
Proceeds from common stock not issued at year-end           2,535,471        2,535,471               --             --
Contribution of capital from stockholders                      40,700               --               --           5,000
Proceeds from issuance of common stock                     10,287,484        3,844,113          305,150       1,260,000
                                                          -----------     ------------      -----------     -----------
    Net cash provided by financing activities              14,323,132        6,238,720          352,554       1,312,448
                                                          -----------     ------------      -----------     -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                      5,466,391        5,273,378        (547,202)         686,358

CASH AND CASH EQUIVALENTS,
  beginning of period                                             --           193,013         740,215           53,857
                                                          -----------      -----------      ----------       ----------
CASH AND CASH EQUIVALENTS,
  end of period                                           $ 5,466,391      $ 5,466,391      $  193,013       $  740,215
                                                          ===========      ===========      ==========       ==========
CASH PAID FOR:
Interest                                                  $   125,960      $    15,882      $   20,395       $    3,174
                                                          ===========      ===========      ==========       ==========
Taxes                                                     $     7,940      $     1,250      $      800       $      527
                                                          ===========      ============     ==========       ==========

  The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENT CASH FLOWS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000 - (CONTINUED)
--------------------------------------------------------------------------------


SUPPLEMENTAL INFORMATION:
During fiscal 1998: Transfer of $162,993 trade accounts payable and accrued liabilities to notes payable.

During fiscal 2000: Exchange of $1,200,000 stock subscription receivable for common stock subscription of 9,000,000 shares, of which 7,500,000 shares ($1,000,000) were issued and not paid as of April 30, 2000 and 4,500,000 shares ($600,000) were issued and not paid through the date of this filing.

The Company permitted the exercise of 400,000 options of unregistered common stock at a $.10 exercise price in satisfaction of $40,000 in related party notes payable.





   The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000
--------------------------------------------------------------------------------


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Development Stage -- Because the Company has commenced its planned
         -----------------
         principal operations, but there has been no significant revenue therefrom, it is considered a "Development Stage Enterprise".

         Cash and Cash Equivalents -- The Company considers highly-liquid
         -------------------------
         investments with original maturities of three months or less to be cash equivalents.

         Property and Equipment -- Property and equipment are recorded at cost.
         ----------------------
         Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the related assets, ranging from three to ten years, or the lease term, if applicable.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000 -- (Continued)
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

         Patents -- Patent costs are being amortized over the lesser of the
         -------
         remaining life of the patent or the estimated useful life of the related product, ranging from eight to ten years. Patent costs totaled $230,464 and $215,417, net of accumulated amortization of $94,815 and $75,484, at April 30, 2000 and 1999, respectively. The Company evaluates recoverability of patents on at least an annual basis by comparing the estimated resale value of the patents to the remaining carrying values. An adjustment to the carrying value of the patent rights would be made if the estimated resale value of the patents is determined to be insufficient to recover such value.

         Pricing of Common Stock and Options to Purchase Common Stock -- The
         ------------------------------------------------------------
         Company's Board of Directors determines the issuance price of its common stock and the exercise price of options to purchase common stock, based on a good faith estimate of fair value, which is derived from recent issuances of common stock to unrelated parties and/or from common stock market quotations, after giving effect to the restricted nature of the stock issued. In the event that stock is issued at a price below fair market value for services rendered, an expense is recorded for the difference between fair market value and the issuance price and is included in general and administrative expenses.

         Loss Per Share -- Basic loss per share, which includes no dilutive
         --------------
         securities, is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding for that particular period. In contrast, diluted loss per share considers the potential dilution that could occur from other financial instruments that would increase the total number of outstanding shares of common stock. Potentially dilutive securities, however, have not been included in the diluted loss per share computation because their effect is antidilutive.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000 -- (Continued)
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         Income Taxes -- Deferred tax assets and liabilities are recorded for
         ------------
         differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

         Reclassifications -- Certain amounts as previously reported have been
         -----------------
         reclassified to conform to the 2000 presentation.

         Use of Estimates -- The preparation of financial statements in
         ----------------
         conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of other income and expenses during the reporting periods. Actual results could differ from those estimates.

         Fair Value of Financial Instruments -- The Company's balance sheet
         -----------------------------------
         includes the following financial instruments: cash and cash equivalents, accounts payable, accrued expenses, amounts due to stockholders, and notes payable. The Company considers the carrying amount in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The Company considers the carrying value of its notes payable to approximate fair market value based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

         Stock-Based Compensation -- The Company accounts for stock-based
         ------------------------
         employee compensation as prescribed by APBOpinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure provisions of Statement of Financial Accounting Standards 123,"Accounting for Stock-based Compensation" ("SFAS 123"). SFAS 123 requires proforma disclosures of net income and net income per share as if the

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000 -- (Continued)
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

         fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. with Accounting Principles Board
         (APB) Opinion No. 25, Accounting for Stock Issued to Employees (Note
         8).

3.       COMMITMENTS AND CONTINGENCIES

         Litigation -- The Company is subject to litigation in the normal course
         ----------
         of business, none of which management believes will have a material adverse effect on the Company's financial statements.

4.       AMOUNTS DUE TO STOCKHOLDERS

         The amounts due to stockholders were $0 and $76,900 at April 30, 2000 and 1999, respectively. Such loans were payable on demand and were noninterest-bearing.

5.       NOTES PAYABLE

         Notes payable consist of the following at April 30:

                                                                       2000        1999
                                                                    ---------    ---------
Installment contract payable, secured by unearned
  insurance premiums, payable in monthly installments of
  $8,500 through October 2000                                       $  44,534    $  49,517

Unsecured subordinated notes payable to former employees, bearing interest at 10% per annum, payable in monthly principal and interest installments of $1,500, due at various dates through
  June 2003                                                              --         59,899

Unsecured subordinated notes payable to vendor, bearing interest at 10% per annum, payable in monthly principal and interest
  installments of $5,000, remaining balance due in August 1999           --         39,081
                                                                    ---------    ---------
                                                                       44,534      148,497
Less current maturities of notes payable                              (44,534)    (101,170)
                                                                    ---------    ---------
                                                                    $    --      $  47,327
                                                                    =========    =========

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000 -- (Continued)
--------------------------------------------------------------------------------


6.       STOCKHOLDERS' EQUITY

         During fiscal 1998, the Company issued and subsequently converted outstanding debentures to shareholders totaling $31,000 into 531,200 shares of common stock. As a result of this transaction, the Company recorded $21,248 of interest expense associated with the conversion feature, which represents the difference between the fair value and the conversion price of the common stock.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000 -- (Continued)
--------------------------------------------------------------------------------


6.       STOCKHOLDERS' EQUITY -- Continued

         During fiscal 1998, the Company's officers forgave salaries totaling $186,851, related to services performed in fiscal year 1998. Additionally, a stockholder contributed $5,000. Such have been recorded in the financial statements as contributions of capital.

         During fiscal 1999, the Company issued 125,000 shares in satisfaction of a $26,250 liability for rent on a Company research facility. An additional 25,000 shares were issued to a consultant for services rendered. The Company recognized an expense of $2,625 representing the fair value of the stock at the date of issuance.

         During fiscal 1999, the Company issued 170,000 shares to a director/officer in exchange for services rendered. The Company recognized an expense of $28,050 representing the fair value of the stock at the date of issuance.

         During fiscal 1999, the Company issued 4,265,022 shares of unregistered common stock for $305,150; these shares were issued at a share price ranging from $.07 to $.11.

         During fiscal 1999, the Company issued 125,000 shares in satisfaction of a $26,250 liability for rent on a Company research facility. An additional 25,000 shares were issued to a consultant for services rendered. The Company recognized an expense of $2,625 representing the fair value of the stock at the date of issuance.

         During fiscal 2000, the Company issued 200,000 shares of unregistered, restricted common stock to an unrelated party for services rendered. The Company recognized an expense of $22,400 representing the fair value of the stock at the date of issuance.

         During fiscal 2000, the Company issued 10,000 shares of unregistered, restricted common stock in satisfaction of an interest expense liability. The Company recognized an expense of $13,600 representing the fair value of the stock at the date of issuance.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000 -- (Continued)
--------------------------------------------------------------------------------


6.       STOCKHOLDERS' EQUITY -- Continued

         During fiscal 2000, the Company issued 12,676,714 shares of unregistered common stock to third party investors for $3,045,837 at share prices ranging from $.06 to $.75 and 75,000 shares of unregistered common stock to related parties for $6,000; these shares were issued at a share price of $.08. The Company issued 5,457,871 options with the sale of the above stock with exercise prices ranging from $.11 to $1.00.

         During fiscal 2000, the Company issued 2,831,260 shares of unregistered common stock to third party investors in connection with the exercise of options for $551,970 with a range of exercise prices from $.07 to $.14. The Company also issued 400,000 shares of unregistered common stock to related parties in connection with the exercise of options for $40,000, at an exercise price of $.10.

         During fiscal 2000, 400,000 options were exercised of unregistered common stock in satisfaction of $40,000 in related party notes payable. The options had an exercise price of $.10.

         During fiscal 2000, the Company sold 9,000,000 shares of common stock at $.13 per share in exchange for a promissory note of $1,200,000 payable in 12 equal monthly installments of $100,000, commencing in April 2000. The note has been recorded as a stock subscription receivable and has been presented in the stockholders' equity section of the accompanying Balance Sheet for amounts not received prior to the filing of this report.

         During fiscal 2000, the Company received $2,500,000 in deposits for 6,500,000 shares of unregistered common stock that were committed to be issued at April 30, 2000, of which 1,900,000 shares were issued subsequent to year-end at a share price of $.385. The Company received an additional $35,471 in deposits for the exercise of 394,452 shares of unregistered common stock that were committed to be issued at April 30, 2000 and were issued subsequent to year-end at share prices ranging from $.07 to $.14.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000 -- (Continued)
--------------------------------------------------------------------------------


7.       STOCK OPTIONS AND WARRANTS

         In April 1995, the Company's Board of Directors approved a stock option plan providing for the granting of options to officers, directors, consultants and key employees to purchase up to 2,500,000 shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant. However, the Company has since determined that they never requested or received shareholder approval as required to formally approve the plan. The Company adopted a new plan in October 1999, subject to ratification by shareholders within twelve months, and is taking steps to obtain shareholder approval, and has granted shares with identical terms and conditions to those individuals who were previously granted options under the 1995 plan. The Plan has not yet been ratified by the shareholders.

         The 1999 plan provides for the granting of incentive and non-qualified options to officers, directors, consultants and key employees to purchase up to 4,000,000 shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant for incentive options. The total number of options issued under the proposed plan at April 30, 2000 were 675,000 with a weighted average exercise price of $.14. The Company must record an expense equal to the intrinsic value (if any) of the options multiplied by the percent vested at the date the plan is ratified by the shareholders. The Company can not reasonably determine at the present time whether they will receive the necessary shareholder approval to ratify the plan. However, the Company believes the outcome of this uncertainty will not have a material effect on these financial statements. The option expiration dates are determined at the date of grant, but may not exceed ten years.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000 -- (Continued)
--------------------------------------------------------------------------------


7.       STOCK OPTIONS AND WARRANTS -- Continued

         Changes in shares under options issued outside the plan to employees or directors for the years ended April 30, 2000, 1999 and 1998 are summarized as follows:

                                      2000                                1999                                 1998
                          --------------------------------    ---------------------------------    ---------------------------------
                                                 Weighted                             Weighted                             Weighted
                                                  Average                              Average                              Average
                                                 Exercise                             Exercise                             Exercise
                                Shares             Price            Shares              Price            Shares              Price
                          ----------------    ------------    ----------------     ------------    ----------------     ------------

Outstanding, beginning
  of year                          900,000           $0.16           1,200,000            $0.17             100,000            $0.25
Granted at fair market
 value                             350,000            0.14                  --             0.15           1,200,000             0.17
Forfeited                               --              --            (300,000)            0.28            (100,000)            0.25
                          ----------------    ------------    ----------------     ------------    ----------------     ------------
Outstanding, end of
 year                            1,250,000           $0.15             900,000            $0.16           1,200,000            $0.17
                          ================    ============    ================     ============    ================     ============

         The following table summarizes information about stock options outstanding at April 30, 2000.

                                               Options
                                             Outstanding
                      ----------------------------------------------------------

                                                Weighted             Weighted
      Range of                                   Average              Average
      Exercise               Number             Remaining            Exercise
       Prices             Outstanding             Life                 Price
 ----------------     -----------------    ----------------     ----------------

      $.14 - $.16          1,250,000              8.34                $0.15
                      =================    ================     ================


SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000 -- (Continued)
--------------------------------------------------------------------------------


7.       STOCK OPTIONS AND WARRANTS -- Continued

         At April 30, 2000, 1,020,000 options of the total outstanding were exercisable at a weighted-average exercise price of $.15. During the year ended April 30, 2000, the Company issued 230,000 options to non-employees at an exercise price of $.14. The options issued to non-employees are included in the above stock option table, but are excluded from the calculation of pro forma compensation expense. As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                                   Years ended April 30,
                                        --------------------------------------------
                                            2000           1999            1998
                                        ------------   ------------   --------------
         Actual net loss                $  (911,339)   $  (833,835)   $  (1,281,032)
         Pro forma net loss             $  (937,906)   $  (882,635)   $  (1,364,429)

         Actual net loss per share      $      (.01)   $      (.02)   $        (.03)
         Pro forma net loss per share   $      (.01)   $      (.02)   $        (.03)

         The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model for the year ended April 30, 2000, 1999 and 1998. The assumptions were as follows: a risk-free interest rate of 6.12% for 2000, 6% for 1999 and 6.35% for 1998; volatility of 152% for 2000, 90% for 1999 and 97% for 1998; zero dividend yield for all years; and expected lives of 1 to 10 years.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000 -- (Continued)
--------------------------------------------------------------------------------


7.       STOCK OPTIONS AND WARRANTS -- Continued

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

         Furthermore, during 1998 and 1999, in connection with various agreements for the sale of the Company's common stock (Note 6) and in lieu of payment for services rendered, the Company issued warrants to purchase shares of its common stock.

         During fiscal 2000, the Company issued approximately 5,450,000 warrants in connection with the sale of stock, with a weighted average exercise price of $.45.

         During fiscal 2000, the Company issued 1,240,000 warrants to certain directors with an exercise price of 80% of fair market value. These warrants were issued pursuant to an agreement entered into in 1998 whereby such directors gave back stock in order to help the Company obtain additional financing. Part of the agreement included a caveat that if the stock dropped below the market price at the time the shares were returned (February 98) new unregistered stock would be issued to make up the dollar deficit in each director's holdings at the time of the return, not to exceed the total value of the stock returned. Pursuant to the agreement, the Company issued these directors 1,240,000 shares in November 1999. However, the directors returned the shares to the Company in return for being granted 1,240,000 warrants which were issued in February 2000.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000 -- (Continued)
--------------------------------------------------------------------------------


7.       STOCK OPTIONS AND WARRANTS -- Continued

         Changes in warrants for the years ended April 30, 2000, 1999 and 1998 are summarized as follows:

                                               Weighted Average
                                                Exercise Price
                                                  per Share                   Shares
                                              ------------------       -----------------

Warrants outstanding at May 1, 1997                        $0.67                 600,000
       Granted                                              0.53               2,000,000
       Exercised                                              --                      --
       Terminated                                           0.67                (600,000)
                                              ------------------       -----------------

Warrants outstanding at April 30, 1998                      0.53               2,000,000
       Granted                                              0.13               3,559,151
       Exercised                                              --                      --
       Terminated                                             --                      --
                                              ------------------       -----------------

Warrants outstanding at April 30, 1999                      0.28               5,559,151
       Granted                                              0.39               6,697,871
       Exercised                                            0.17              (3,631,260)
       Terminated                                           0.20                 (60,000)
                                              ------------------       -----------------

Warrants outstanding at April 30, 2000                     $0.41               8,565,762
                                              ==================       =================

8.       INCOME TAXES

         No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through April 30, 2000. At April 30, 2000, the Company has net operating loss carryforwards available to offset future taxable income for federal tax purposes of approximately $10,401,940; such carryforwards expire in various years through 2020. Deferred tax assets totaling $3,966,855 at April 30, 2000 include the effects of these net operating loss carryforwards, and research and development credit carryforwards. The Company has provided a valuation allowance to offset all deferred tax assets due to the uncertainty of realization.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
APRIL 30, 2000 AND FOR THE PERIOD MAY 26, 1967 (DATE OF INCORPORATION)
TO APRIL 30, 2000 -- (Continued)
--------------------------------------------------------------------------------


9.       RELATED PARTIES

         During fiscal 2000, 1999 and 1998, the Company recorded expenses of approximately $5,825, $70,500 and $49,000, respectively, for services provided by a company in which an officer of the Company has a controlling interest.