Form 10-Q
period 2000-07-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2000-09-14
CIK 34956

                      SYNTHETIC BLOOD INTERNATIONAL, INC.


                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended  July 31, 2000
                                                -----------------

                     Commission File Number        2-31909
                                                ---------------------

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                New Jersey                         22-3067701
           --------------------               --------------------
         (State of Incorporation)           (IRS Employer ID Number)

             2685 Culver Avenue     Kettering, Ohio 45429
          ----------------------------------------------------------

                                  937-298-6070
                                 ----------------------------------
              (Registrant's telephone number, including area code)

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

                            YES   (X)     NO   (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2000.

               85,735,042 shares of common stock par value $0.01
               -------------------------------------------------

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                    ASSETS
                                    ------

                                                                       July 31,                 April 30,
                                                                         2000                     2000
                                                                 -----------------         ------------------
                                                                    (Unaudited)
Current Assets:
  Cash and cash equivalents                                             $5,569,914                 $5,466,391
  Common stock subscription receivable                                           -                    400,000
  Prepaid expenses                                                          46,233                     71,065
                                                                 -----------------         ------------------

            Total Current Assets                                         5,616,147                  5,937,456

Property and Equipment, net                                                128,994                     31,731
Other Assets, Patents                                                      246,021                    230,464
                                                                 -----------------         ------------------

                                                                        $5,991,162                 $6,199,651
                                                                 =================         ==================


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
  Current portion of notes payable                                    $     22,301               $     44,534
  Accounts payable                                                         219,627                    211,460
  Accrued liabilities                                                       96,370                     89,446
                                                                ------------------       --------------------

            Total Current Liabilities                                      338,298                    345,440
                                                                ------------------       --------------------

Stockholders' Equity:
  Common Stock, par value $.01 per share;
    authorized 100,000,000 shares; issued and
    outstanding 85,735,042 and 80,907,298                                  857,350                    809,073
  Stock subscriptions receivable                                          (600,000)                  (600,000)
  Deposits on common stock                                                 981,457                  2,535,471
  Additional paid in capital                                            15,981,078                 14,423,005
  Deficit accumulated during development stage                         (11,567,021)               (11,313,338)
                                                                ------------------       --------------------
            Total Stockholders' Equity                                   5,652,864                  5,854,211
                                                                ------------------       --------------------

                                                                      $  5,991,162               $  6,199,651
                                                                ==================       ====================

                See accompanying notes to financial statements

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS


                                    Accumulated
                                     During the                   Three Months Ended
                                    Development                        July 31,
                                       Stage                   2000                  1999
                                -----------------     ----------------------------------------
                                    (Unaudited)                      (Unaudited)
Expenses:
    Research and development          $ 3,497,788            $   109,841           $    43,698

    General and administrative          8,085,391                233,969               172,508

    Interest                              166,282                    808                 4,892
                                -----------------     ------------------     -----------------

Total Expense                          11,749,461                344,618               221,098

Other Income                             (182,440)               (90,935)                 (741)
                                -----------------     ------------------     -----------------

Net Loss                              $11,567,021            $  (253,683)          $  (220,357)
                                =================     ==================     =================

 NET LOSS PER SHARE, BASIC AND
 DILUTED                                                     $    (0.003)          $    (0.004)
                                                      ==================     =================

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING, BASIC
  AND DILUTED                                                 81,917,908            55,860,937
                                                      ==================     =================

                 See accompanying notes to financial statements

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS

                                                              Accumulated
                                                                 During
                                                              Development           Three Months Ended, July 31
                                                                 Stage              2000                   1999
                                                           ----------------     ---------------    ---------------
                                                             (Unaudited)                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       $(11,567,021)    $      (253,683)   $      (220,357)
Adjustments to reconcile net loss to cash used
  in operating activities:
     Depreciation and amortization                                  422,363               6,812             17,391
     Loss on disposal of equipment                                   15,284                   -                  -
     Disposal and write-down other assets                           126,800                   -                  -
     Compensatory stock options/warrants issued                     279,079                   -                  -
     Issuance of stock for services rendered                      1,068,841                   -                  -
     Issuance of stock below market value                           695,248                   -                  -
     Contribution of capital by stockholders through
      services rendered                                             216,851                   -                  -
     Changes in operating assets and liabilities:
       Prepaid expenses and other assets                            (46,233)             24,832             30,489
       Accounts payable and accrued expense                         492,590              15,091            (21,916)
                                                           ----------------     ---------------    ---------------
  Net cash used in operating activities                          (8,296,198)           (206,948)          (194,393)
                                                           ----------------     ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                 (402,103)            (99,242)              (671)
Proceeds from the sale of equipment                                  15,456                   -                  -
Purchase of other assets                                           (500,476)            (20,389)            (6,872)
                                                           ----------------     ---------------    ---------------
  Net cash used in investing activities                            (887,123)           (119,631)            (7,543)
                                                           ----------------     ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of
  common stock warrants                                          10,339,820              52,336            141,319
Proceeds from stock subscription receivable                         400,000             400,000                  -
Repayments of amounts due stockholders                             (121,517)                  -                  -
Proceeds from stockholder notes payable                             977,692                   -                  -
Contribution of capital by stockholder                               40,700                   -                  -
Proceeds from common stock not yet issued                         2,535,471                   -                  -
Proceeds from notes and debentures                                  951,248                   -                  -
Payments on notes and lease obligations                            (370,179)            (22,234)           (41,608)
                                                           ----------------     ---------------    ---------------
  Net cash provided by financing activities                      14,753,235             430,102             99,711
                                                           ----------------     ---------------    ---------------

Net change in cash and cash equivalents                           5,569,914             103,523           (102,225)

Cash and cash equivalents, beginning of period                            -           5,466,391            193,013
                                                           ----------------     ---------------    ---------------
Cash and cash equivalents, ending of period                    $  5,569,914     $     5,569,914    $        90,788
                                                           ================     ===============    ===============

 Cash paid for: Interest                                       $    126,768     $           808    $         4,892
                                                           ================     ===============    ===============
                Taxes                                          $      9,190     $         1,250    $         1,276
                                                           ================     ===============    ===============

                See accompanying notes to financial statements

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at July 31, 2000, and the results of its operations for the three month periods ended July 31, 2000 and 1999 and its cash flows for the three month periods ended July 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

     The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000 filed with the Securities and Exchange Commission on August 3, 2000.

2.   STOCKHOLDERS' EQUITY

     During the three months ended July 31, 2000 the Company issued 849,555 shares of common stock resulting from the exercise of previously issued stock warrants. The shares were issued at a weighted average price of $0.103 per share. The proceeds received in connection with the exercise of the warrants were $87,508, of which $35,172 was received during the fiscal year ended April 30, 2000. These proceeds were presented as deposits on common stock in the accompanying balance sheet as of April 30, 2000.

     During the three months ended July 31, 2000, 29,819 shares of common stock were issued to a consultant for services rendered. The fair value of the stock at the date of issuance of approximately $19,000 has been charged against additional paid-in capital.

     During the three months ended July 31, 2000, the Company issued 3,948,370 shares of common stock for $0.385 per share. The net proceeds received in connection with these shares, $1,518,543, were received during fiscal year 2000. These proceeds were presented as deposits on common stock in the accompanying balance sheet as of April 30, 2000.

                      SYNTHETIC BLOOD INTERNATIONAL, INC
                         (A Development Stage Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Annual Report on Form 10K for the year ended April 30, 2000 and the filings made with the Securities and Exchange Commission.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company can not guarantee future results, levels of performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of the Form 10-Q to conform such statements or actual results or to changes in expectations.

Potential risks and uncertainties include, but are not limited to: an inability to achieve results from the pre-clinical studies which are determined to merit requesting FDA approval to begin clinical trials for one or more of the Company's products; an inability to receive FDA approval to begin clinical trials for one or more of its products; an inability to enter into or maintain the future strategic collaborative relationships the Company believes are essential to further develop and commercialize the Company's products; uncertainties associated with the lengthy and complicated testing and regulatory approval process, in particular the risk that the Company's products, assuming pre-clinical tests are successful, may be found ineffective during clinical trials, if any, or the Company is unable to obtain the necessary regulatory approvals to commercialize these products; uncertainties associated with obtaining and enforcing patents for the Company's products and technology; the risks of infringing patents held by other parties; uncertainties associated with changing or new technology; difficulties in scaling up manufacturing operations to commercial scale and in obtaining raw materials in a quantity and at prices necessary to produce profitable products; an inability to have the Company's products manufactured by future strategic partners or contract manufacturing companies; and failure to obtain market acceptance, significant market share, or third party reimbursement at profitable price levels.

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

RESULTS OF OPERATIONS

Three months ended July 31, 2000 and 1999:

The Research and Development expenses for the three month period ended July 31, 2000 were $109,841, compared to $43,698 for the same period in the prior year. This increase is attributed to increases in salaries and contract wages of $20,800, laboratory rent of $23,700 and laboratory supplies of $23,000. The increased expenses over the same period in the prior year are due to increased research activity and the addition of a California laboratory.

General and Administrative expenses for the three month period ended July 31, 2000 were $233,969, compared to $172,508 for the same period in the prior year. The increase was the result of increases in advertising expenses of $34,000, legal expenses of $14,000, travel expenses of $11,000 and salaries, consulting and director fees of $28,000. This increase is partially offset by decreases in moving expenses of $14,000, insurance expenses of $7,000 and depreciation of $4,000.

The net loss for the three months ended July 31, 2000 was $253,683, compared to $220,357 for the same period in the prior year. This increased net loss resulted from the increases in operating expenses noted above, offset by $83,000 of interest income from investment earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since September 1990, when the current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of July 31, 2000 the Company had $5,616,147 in total current assets and working capital of $5,277,849. The Company has invested excess working capital in short-term money market investment instruments. The Company believes its cash and cash equivalents at July 31, 2000 will be sufficient to meet its liquidity needs for the next 36 months.

Cash used in operating activities during the three months ended July 31, 2000 was $206,948 compared to $194,393 for the comparable period of the prior year. Operating activities consisted primarily of product research and development.

Cash used in investing activities during the three months ended July 31, 2000 was $119,631 compared to $7,543 for the comparable period of the prior year. Investing activities consisted primarily of the purchase of equipment and expenditures related to the patent rights.

Cash provided by financing activities during the three months ended July 31, 2000 was $430,102 compared to $99,711 for the comparable period of the prior year. Financing activities consisted primarily of the sale of common stock.

The Company is in the pre-clinical trial stage in the development of its products. These products must undergo further development and testing prior to submission to the FDA for approval to market its products. This additional development and testing and, if approved, the FDA required clinical testing will require significant additional financing. Management is actively pursuing strategic alliance and joint venture agreements to assist the Company in acquiring the necessary additional financing, although there are no commitments for any such alliances or joint ventures as of July 31, 2000. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of existing stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences and privileges senior to those of the common stock.

There can be no assurance that FDA approval will be granted, if and when it is applied for one or more of the Company's products, or that necessary funding will be obtained. The Company does not have any firm commitments for additional capital as of July 31, 2000.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk.


                           Part II-Other Information

Item 1.   Legal Proceedings.
               None
Item 2.   Changes in Securities.

                    1. During May 2000 warrants were exercised for the purchase of 317,909 shares of common stock at an exercise price of $.0.11 per share by seven individuals, 44,200 shares of common stock at an exercise price of $0.14 per share by one individual and 248,252 shares of common stock at an exercise price of $0.07 by one individual.

                    2. During June 2000 warrants were exercised for the purchase of 130,000 shares of common stock at an exercise price $.0.10 per share by four individuals and 100,000 shares of common stock at an exercise price of $0.14 per share by one individual.

                    3. In July 2000 the Company issued 3,948,370 shares of common stock at $.385 per share to seven individuals whom the Company reasonably believes were accredited investors, and 29,819 shares of common stock were issued in consideration for services rendered and options were exercised for the purchase of 9,194 shares of common stock at $.14 per share by one individual.

               The registrant relied upon the exemption provided by Section 4
               (2) for the
               transactions described in paragraphs 1 and 2 and for the transaction described in paragraph 3, relied upon Section (4) 2 and/or Regulation D and Regulation S of the Securities Act of 1933 to issue the common stock. Restrictive legends were placed on the common stock certificates.

Item 3.   Defaults Upon Senior Securities.
               None
Item 4.   Submission of Matter to a Vote of Security Holders.
               None
Item 5.   Other Information
               None
Item 6.   Exhibits and Reports on Form 8-K.
               (a)  Exhibits:
                    The following Exhibits are filed with this report as indicated below:
                         27.1 Financial Data schedule

               (b)  Reports on Form 8K:
                         None


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                         SYNTHETIC BLOOD INTERNATIONAL, INC.
                         -----------------------------------
                                 (Registrant)

    9/14/00          /s/ David H. Johnson
 -----------        -----------------------------------------
    (Date)          David H. Johnson, Chief Financial Officer

9