Form 10-Q
period 2000-10-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2000-12-14
CIK 34956

                      SYNTHETIC BLOOD INTERNATIONAL, INC.


                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended  October 31, 2000
                                              -----------------

                     Commission File Number        2-31909
                                           ---------------

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

                New Jersey                             22-3067701
         ------------------------              ------------------------
         (State of Incorporation)              (IRS Employer ID Number)

                 2685 Culver Avenue     Kettering, Ohio 45429
                ----------------------------------------------
                    (Office of Principal Executive Office)

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

                            YES   (X)     NO   (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000.

               87,353,436 shares of common stock par value $0.01
               -------------------------------------------------

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                    ASSETS
                                    ------

                                                     October 31,    April 30,
                                                        2000           2000
                                                     ------------  ------------
                                                     (Unaudited)
Current Assets:
    Cash and cash equivalents                        $  5,099,191  $  5,466,391
    Common stock subscription receivable                        -       400,000
    Due from stockholder                                   20,000
    Prepaid expenses                                       23,476        71,065
                                                     ------------  ------------
             Total Current Assets                       5,142,667     5,937,456

Property and Equipment, net                               179,678        31,731
Patents, net                                              230,701       230,464
                                                     ------------  ------------

                                                     $  5,553,046  $  6,199,651
                                                     ============  ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
    Current portion of notes payable                 $          -  $     44,534
    Accounts payable                                      201,433       211,460
    Accrued liabilities                                    95,200        89,446
                                                     ------------  ------------

             Total Current Liabilities                    296,633       345,440
                                                     ------------  ------------

Stockholders' Equity:
    Common Stock, par value $.01 per share;
        authorized 100,000,000 shares; issued and
        outstanding 87,353,436 and 80,907,298             873,534       809,073
    Stock subscriptions receivable                       (600,000)     (600,000)
    Deposits on common stock                              440,467     2,535,471
    Additional paid in capital                         16,617,883    14,423,005
    Deficit accumulated during development stage      (12,075,471)  (11,313,338)
                                                     ------------  ------------

             Total Stockholders' Equity                 5,256,413     5,854,211
                                                     ------------  ------------

                                                     $  5,553,046  $  6,199,651
                                                     ============  ============

                 See accompanying notes to financial statements

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS


                                       Accumulated
                                        During the               Three Months Ended                      Six Months Ended
                                       Development                   October 31,                            October 31,
                                                      -------------------------------------- --------------------------------------
                                          Stage               2000                  1999             2000                  1999
                                  ------------------- -------------------------------------- --------------------------------------
                                       (Unaudited)                  (Unaudited)                            (Unaudited)
Expenses:
     Research and development            $  3,672,985      $   175,197           $    26,545      $   285,038           $    70,243

     General and administrative             8,509,715          424,324               174,252          658,293               346,760

     Interest                                 166,544              262                 2,779            1,070                 7,671
                                         ------------      -----------           -----------      -----------           -----------

Total Expense                              12,349,244          599,783               203,576          944,401               424,674

Other Income                                 (273,773)         (91,333)              (25,360)        (182,268)              (26,101)
                                         ------------      -----------           -----------      -----------           -----------

NET LOSS                                 $(12,075,471)     $  (508,450)          $  (178,216)     $  (762,133)          $  (398,573)
                                         ============      ===========           ===========      ===========           ===========


NET LOSS PER SHARE, BASIC
    AND DILUTED                                            $    (0.006)          $    (0.003)     $    (0.009)          $    (0.007)
                                                           ===========           ===========      ===========           ===========

WEIGHTED AVERAGE
    NUMBER OF SHARES
    OUTSTANDING, BASIC
    AND DILUTED                                             86,706,915            60,167,165       84,312,412            58,014,051
                                                           ===========           ===========      ===========           ===========


                See accompanying notes to financial statements

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS

                                                              Accumulated
                                                                 During
                                                              Development                  Six Months Ended October 31,
                                                                                 ------------------------------------------------
                                                                Stage                   2000                        1999
                                                        ----------------------   --------------------        --------------------
                                                              (Unaudited)                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     $(12,075,471)            $ (762,133)                  $(398,573)
Adjustments to reconcile net loss to cash used
  in operating activities:
     Depreciation and amortization                                452,630                 37,079                      26,114
     Loss on disposal of equipment                                 15,284                      -                           -
     Disposal and write-down of other assets                      126,800                      -                           -
     Compensatory stock options/warrants issued                   279,079                      -                           -
     Issuance of stock for services rendered                    1,181,139                112,298                           -
     Issuance of stock below market value                         695,248                      -                           -
     Contribution of capital by stockholders through
      services rendered                                           216,851                      -                           -
     Changes in operating assets and liabilities:
       Prepaid expenses and other assets                          (23,476)                47,589                      53,367
       Accounts payable and accrued expense                       473,226                 (4,273)                     28,617
                                                             ------------             ----------                   ---------
  Net cash used in operating activities                        (8,658,690)              (569,440)                   (290,475)
                                                             ------------             ----------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                               (465,223)              (162,362)                       (938)
Amount due to stockholder                                         (20,000)               (20,000)                          -
Proceeds from the sale of equipment                                15,456                      -                           -
Purchase of other assets                                         (502,988)               (22,902)                    (17,846)
                                                             ------------             ----------                   ---------
  Net cash used in investing activities                          (972,755)              (205,264)                    (18,784)
                                                             ------------             ----------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of
  common stock warrants                                        10,339,522                 52,038                     417,896
Proceeds from stock subscription receivable                       400,000                400,000                           -
Repayments of amounts due stockholders                           (121,517)                     -                           -
Proceeds from stockholder notes payable                           977,692                      -                           -
Contribution of capital by stockholder                             40,700                      -                           -
Proceeds from common stock not yet issued                       2,535,471                      -                           -
Proceeds from notes and debentures                                951,248                      -                           -
Payments on notes and lease obligations                          (392,480)               (44,534)                    (94,730)
                                                             ------------             ----------                   ---------
  Net cash provided by financing activities                    14,730,636                407,504                     323,166
                                                             ------------             ----------                   ---------

Net change in cash and cash equivalents                         5,099,191               (367,200)                     13,907

Cash and cash equivalents, beginning of period                          -              5,466,391                     193,013
                                                             ------------             ----------                   ---------
Cash and cash equivalents, ending of period                  $  5,099,191             $5,099,191                   $ 206,920
                                                             ============             ==========                   =========

 Cash paid for: Interest                                     $    127,030             $    1,070                   $   7,671
                                                             ============             ==========                   =========
                 Taxes                                       $      9,190             $    1,250                   $   1,250
                                                             ============             ==========                   =========

                 See accompanying notes to financial statements

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at October 31, 2000, and the results of its operations for the three month and six month periods ended October 31, 2000 and 1999 and its cash flows for the six month periods ended October 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

     The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000 filed with the Securities and Exchange Commission on August 3, 2000.

2.   STOCKHOLDERS' EQUITY

     During the three months ended October 31, 2000, 211,764 shares of common stock were issued to three consultants for services rendered.

     During the three months ended October 31, 2000, the Company issued 1,406,630 shares of common stock for $0.385 per share. The net proceeds received in connection with these shares, $540,990, were received during fiscal year 2000. These proceeds were presented as deposits on common stock in the accompanying balance sheet as of April 30, 2000.

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

Significant risks and uncertainties are associated with the Company's ability to obtain the required financing to develop its products. The Company's projected capital requirements are based on the expectation that strategic partners will assume further development and regulatory costs for each product during Phase II clinical trials and thereafter. If that does not happen, the amount of financing the Company will be required to raise could increase substantially. If the Company is unable to raise adequate financing, it may be required to delay, scale-back, or eliminate one or more product development programs, or sell the rights to certain technologies or products.

RESULTS OF OPERATIONS

Three months ended October 31, 2000 and 1999:

The Research and Development expenses for the three-month period ended October 31, 2000 were $175,197, compared to $26,545 for the same period in the prior year. This increase is attributed to the addition of 3 laboratory employees that increased overall compensation by $82,000 over the comparable period in 1999. The addition of a California laboratory and an overall increase in research activity during the three-month period ending October 31, 2000 caused lab rent to increase $24,000 and laboratory expenses to increase $29,000 over the comparable period in 1999. Laboratory equipment depreciation increased $11,000 in 2000 due to additional lab equipment purchases during the period.

General and Administrative expenses for the three-month period ended October 31, 2000 were $424,324, compared to $174,252 for the same period in the prior year. During the three-month period ended October 31, 2000 the Company issued 211,764 shares of common stock in for services rendered by three consultants that resulted in the recording of consulting expense of $112,298 for the fair market value of the stock issued. General office expenses increased $17,000, insurance expense increased $10,000 in 2000 over the comparable period in 1999. In addition, during the period ended October 31, 2000 the Company incurred $53,000 in investor expenses for a proxy statement issued in connection with a stockholders vote during the period. Also, additional market research expenses of $38,000 were incurred during the three-month period ending October 31, 2000.

The net loss for the three months ended October 31, 2000 was $508,450, compared to $178,216 for the same period in the prior year. Although total expenses increased $396,000 during the three-month period ended October 31, 2000 over the comparable period in 1999, the Company's net loss increased only $330,000 due to an increase in other income of $66,000 attributed to interest income earned on the Company's cash balances.

Six months ended October 31, 2000 and 1999:

The Research and Development expenses for the six-month period ended October 31, 2000 were $285,038, compared to $70,243 for the same period in the prior year. The addition of a California Laboratory and increased research activity during the six month period ended October 31, 2000 caused wages and salaries to increase $103,000, laboratory supplies to increase $53,000 and laboratory rent to increase $48,000 over the comparable period in 1999.

General and Administrative expenses for the six-month period ended October 31, 2000 were $658,293, compared to $346,760 for the same period in the prior year. The increase was the result of higher general office expenses in 2000 of $55,000 during the six-month period ended October 2000 and increases in consulting services, market research expenses and investor expenses during the second quarter of 2000 as noted above. In addition travel related expenses increased during 2000 by $24,000 over the comparable six-month period in 1999.

The net loss for the six-month period ended October 31, 2000 was $762,133, compared to

$398,573 for the same period in the prior year. Increased expenses discussed above were offset during the six-month period ended October 31, 2000 by an increase in other income of $156,000 due mainly to interest income received on the Company's significant cash balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since September 1990, when the current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of October 31, 2000 the Company had $5,142,667 in total current assets and working capital of $4,846,034. The Company has invested excess working capital in short-term money market investment instruments. The Company believes its cash and cash equivalents at October 31, 2000 will be sufficient to meet its liquidity needs for the next 24 months.

The Company is in the pre-clinical trial stage in the development of its products. These products must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials. This additional development and testing and, if approved, the FDA required clinical testing will require significant additional financing. Management is actively pursuing private and institutional financing as well as strategic alliances and/or joint venture agreements to assist the Company in acquiring the necessary additional financing, although there are no commitments as of October 31, 2000. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of existing stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences and privileges senior to those of the common stock.

There can be no assurance that FDA approval will be granted, if and when it is applied for one or more of the Company's products, or that necessary funding will be obtained. The Company does not have any firm commitments for additional capital as of October 31, 2000.

Financial Condition

October 31, 2000 compared to April 30, 2000:

Cash used in operating activities during the six-month period ended October 31, 2000 was $569,440 compared to $290,475 for the comparable period of the prior year. Operating activities consisted primarily of product research and development and the general operation of corporate office.

Cash used in investing activities during the six-month period ended October 31, 2000 was $205,264 compared to $18,784 for the comparable period of the prior year. Investing activities consisted primarily of the purchase of equipment and expenditures related to the patent rights.

Cash provided by financing activities during the six-month period ended October 31, 2000 was $407,504 compared to $323,166 for the comparable period of the prior year. Financing activities consisted primarily of the sale of common stock.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk.


                           Part II-Other Information

Item 1.   Legal Proceedings.
               None

Item 2.   Changes in Securities.

               1. During August 2000 the Company issued 200,000 shares of common stock to one individual in consideration for services rendered. Also, the Company issued 300,000 shares of common stock at $.385 per share to one individual, who is not a United States person as defined in Regulation S, whom the Company reasonably believes was an accredited investor.

               2. During September 2000 the Company issued 1,106,630 shares of common stock at $.385 per share to five individuals, who are not United Stated persons as defined in Regulation S, whom the Company reasonably believes were accredited investors.

               3. During October 2000 the Company issued 11,764 shares of common stock to two individuals in consideration for services rendered.

               The registrant relied upon the exemption provided by Section 4
               (2) and/or Regulation D of the Securities Act of 1933, as amended ("1933 Act") for the transactions described in paragraphs 1 and 3 and for the transaction described in paragraph 2, relied upon Section (4) 2 and/or Regulation D and Regulation S of the 1933 Act to issue the common stock. Restrictive legends were placed on the common stock certificates.

Item 3.   Defaults Upon Senior Securities.
               None

Item 4.   Submission of Matter to a Vote of Security Holders.

               During the quarter ended October 31, 2000 the Company solicited the written consent of its shareholders. The Company mailed a Consent Solicitation Statement for Shareholder Action by Written Consent on or about August 23, 2000 soliciting the written consent of the shareholders on three proposals. There were issued and outstanding on August 21, 2000, the record date, approximately 85,735,042 shares of common stock.

               Proposal 1 solicited the vote of the shareholders to approve an amendment to the Company's Certificate of Incorporation ("Certificate") to authorize 10 million share of undesignated preferred stock. Proposal 1 received the following consents


                    For        58,188,027
                    Against     1,601,261
                    Abstain       207,996

               Proposal 2 solicited the vote of the shareholders to amend the Company's Certificate to reduce the shareholder vote required for amendments to the Certificate from two-thirds of the outstanding shares to a majority of the outstanding shares. Proposal 2 received the following consents:

                    For        57,667,139
                    Against     2,073,027
                    Abstain       257,118

               Proposal 3 solicited the vote of the shareholders to approve the 1999 Stock Plan which authorizes the issuance of 4 million shares of common stock. Proposal 3 received the following consents:

                    For        68,910,275
                    Against     1,391,280
                    Abstain       286,871

               Proposals 1, 2 and 3 were adopted and ratified based on the above consents.


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

                         SYNTHETIC BLOOD INTERNATIONAL, INC.
                         -----------------------------------
                                 (Registrant)

   12/14/00         /s/ David H. Johnson
 ------------       -----------------------------------------
    (Date)          David H. Johnson, Chief Financial Officer