Form 10-Q
period 2001-01-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2001-03-16
CIK 34956

                      SYNTHETIC BLOOD INTERNATIONAL, INC.


                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended  January 31, 2001
                                              ------------------

                     Commission File Number        2-31909
                                           -----------------------

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New Jersey                            22-3067701
         ------------------------              ------------------------
         (State of Incorporation)              (IRS Employer ID Number)

         3189 Airway Avenue, Building C, Costa Mesa, California 92626
       ----------------------------------------------------------------
                    (Office of Principal Executive Office)

                                 714-427-6363
                                 ------------
             (Registrant's telephone number, including area code)

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

                            YES   (X)     NO   ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 2001.

               88,244,436 shares of common stock par value $0.01
               -------------------------------------------------

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                    ASSETS
                                    ------

                                                           January 31,         April 30,
                                                               2001              2000
                                                           -----------         ---------
                                                           (Unaudited)
Current Assets:
    Cash and cash equivalents                               $  4,693,913        $  5,466,391
    Common stock subscription receivable                               -             400,000
    Prepaid expenses                                             100,415              71,065
                                                            ------------        ------------

                     Total Current Assets                      4,794,328           5,937,456

Property and Equipment, net                                      187,758              31,731
Patents, net                                                     229,738             230,464
                                                            ------------        ------------

                                                            $  5,211,824        $  6,199,651
                                                            ============        ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
    Current portion of notes payable                        $     72,836        $     44,534
    Accounts payable                                             141,041             211,460
    Accrued liabilities                                           81,364              89,446
                                                            ------------        ------------

                     Total Current Liabilities                   295,241             345,440
                                                            ------------      --------------

Stockholders' Equity:
    Common Stock, par value $.01 per share;
        authorized 100,000,000 shares; issued and
        outstanding 88,244,436 and 80,907,298                    882,444             809,073
    Stock subscriptions receivable                              (600,000)           (600,000)
    Deposits on common stock                                     243,857           2,535,471
    Additional paid in capital                                16,872,704          14,423,005
    Deficit accumulated during development stage             (12,482,422)        (11,313,338)
                                                            ------------      --------------

                     Total Stockholders' Equity                4,916,583           5,854,211
                                                            ------------      --------------

                                                            $  5,211,824        $  6,199,651
                                                            ============        ============

                See accompanying notes to financial statements

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                   Accumulated            Three Months Ended                     Nine Months Ended
                                    During the                January 31,                           January 31,
                                   Development         --------------------------         -------------------------------
                                      Stage               2001           2000                  2001               2000
                                  -------------        --------------------------         -------------------------------
                                   (Unaudited)                (Unaudited)                          (Unaudited)
Expenses:
     Research and development      $  3,907,745        $   234,760    $    69,764         $   519,799         $   140,007

     General and administrative       8,766,909            257,194        109,330             915,486             456,090

     Interest                           166,544                  -          2,816               1,070              10,487
                                   ------------        -----------    -----------         -----------         -----------

Total Expense                        12,841,198            491,954        181,910           1,436,355             606,584

Other Income                           (358,776)           (85,004)          (238)           (267,271)            (26,339)
                                   ------------        -----------    -----------         -----------         -----------

NET LOSS                           $(12,482,422)       $  (406,950)   $  (181,672)        $(1,169,084)        $  (580,245)
                                   ============        ===========    ===========         ===========         ===========

NET LOSS PER SHARE, BASIC
    AND DILUTED                                        $    (0.004)   $    (0.003)        $    (0.014)        $    (0.009)
                                                       ===========    ===========         ===========         ===========

WEIGHTED AVERAGE
    NUMBER OF SHARES
    OUTSTANDING, BASIC
    AND DILUTED                                         87,642,240     65,194,496          85,422,355          62,064,627
                                                       ===========    ===========         ===========         ===========

                See accompanying notes to financial statements

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS

                                                       Accumulated
                                                         During                     Nine Months Ended January 31,
                                                       Development             ------------------------------------
                                                          Stage                     2001                   2000
                                                       -----------             ------------------------------------
                                                       (Unaudited)                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $(12,482,422)            $(1,169,084)             $(580,245)
Adjustments to reconcile net loss to cash used
     in operating activities:
      Depreciation and amortization                         471,630                  56,079                 39,170
      Loss on disposal of equipment                          15,284                       -                      -
      Disposal and write-down of other assets               126,800                       -                      -
      Compensatory stock options/warrants issued            279,079                       -                      -
      Issuance of stock and options for services          1,193,539                 124,698                      -
        rendered
      Issuance of stock below market value                  695,248                       -                      -
      Contribution of capital by stockholders
          through services rendered                         216,851                       -                      -
      Changes in operating assets and liabilities:
            Prepaid expenses and other assets              (100,415)                (29,350)               (15,506)
            Accounts payable and accrued expense            398,998                 (78,501)               (32,915)
                                                       ------------             -----------              ---------
     Net cash used in operating activities               (9,185,408)             (1,096,158)              (589,496)
                                                       ------------             -----------              ---------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment                         (485,202)               (182,341)                (3,632)
Proceeds from the sale of equipment                          15,456                       -                      -
Purchase of other assets                                   (509,126)                (29,039)               (22,377)
                                                       ------------             -----------              ---------
     Net cash used in investing activities                 (978,872)               (211,380)               (26,009)
                                                       ------------             -----------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of
   common stock options and warrants                     10,360,093                  72,608                493,176
Proceeds from stock subscription receivable                 400,000                 400,000                      -
Repayments of amounts due stockholders                     (121,517)                      -                      -
Proceeds from stockholder notes payable                     977,692                       -                      -
Contribution of capital by stockholder                       40,700                       -                      -
Proceeds from common stock not yet issued                 2,569,621                  34,150                      -
Proceeds from notes and debentures                        1,054,884                 103,636                      -
Payments on notes and lease obligations                    (423,280)                (75,334)               (31,624)
                                                       ------------             -----------              ---------
     Net cash provided by financing activities           14,858,193                 535,060                461,552
                                                       ------------             -----------              ---------

Net change in cash and cash equivalents                   4,693,913                (772,478)              (153,953)

Cash and cash equivalents, beginning of period                    -               5,466,391                193,013
                                                       ------------             -----------              ---------
Cash and cash equivalents, ending of period            $  4,693,913             $ 4,693,913              $  39,060
                                                       ============             ===========              =========

 Cash paid for: Interest                               $    127,030             $     1,070              $  10,487
                                                       ============             ===========              =========
                Taxes                                  $     24,132             $    16,192              $       -
                                                       ============             ===========              =========

                See accompanying notes to financial statements

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at January 31, 2001, and the results of its operations for the three month and nine month periods ended January 31, 2001 and 2000 and its cash flows for the nine month periods ended January 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

     The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2000 filed with the Securities and Exchange Commission on August 3, 2000.

     The Company has changed its corporate offices from Kettering, Ohio to its existing facility at 3189 Airway Avenue, Building C, Costa Mesa, California.

2.   STOCKHOLDERS' EQUITY


     During the three months ended January 31, 2001, the Company issued 600,000 shares of common stock for $0.385 per share. The net proceeds received in connection with these shares, $230,760, were received during fiscal year 2000. These proceeds were presented as deposits on common stock in the accompanying balance sheet as of April 30, 2000.

     During the three months ended January 31, 2001 the Company issued 291,000 shares of common stock resulting from the exercise of previously issued stock warrants. The shares were issued at a weighted-average price of $0.07 per share. The proceeds received in connection with the exercise of the warrants were $20,570.

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

RESULTS OF OPERATIONS

Three months ended January 31, 2001 and 2000:

The Research and Development expenses for the three-month period ended January 31, 2001 were $234,760, compared to $69,764 for the same period in the prior year. This increase is attributed to the addition of laboratory and contract employees that increased overall compensation by $114,000 over the comparable period in 2000. The addition of a California laboratory and an overall increase in research activity during the three-month period ending January 31, 2001 caused laboratory rent to increase $25,000 and laboratory expenses to increase $17,000 over the comparable period in 2000.

General and Administrative expenses for the three-month period ended January 31, 2001 were $257,194, compared to $109,330 for the same period in the prior year. Payroll expenses increased $29,000 during the three-months ended January 31, 2001 along with increases in outside consulting expenses of $25,000, general
office expenses of $32,000 and insurance expenses of $8,000.   In addition,
during the three-month period ended January 31, 2001 the Company incurred $33,000 in investor expenses for a proxy statement issued in connection with a stockholders vote during the period.

The net loss for the three months ended January 31, 2001 was $406,950, compared to a net loss of $181,672 for the same period in the prior year. Although total expense increased $310,044 during the three-month period ended January 31, 2001 over the comparable period in 2000, the Company's net loss increased only $225,278 due to an increase in other income of $84,766 attributed to additional interest income earned on the Company's increased cash balances over the prior year.

Nine months ended January 31, 2001 and 2000:

The Research and Development expenses for the nine-month period ended January 31, 2001 were $519,799, compared to $140,007 for the same period in the prior year. The addition of a California Laboratory and increased research activity during the nine month period January 31, 2001 caused wages and contract salaries to increase $217,000, laboratory supplies to increase $69,000 and laboratory rent to increase $73,000 over the comparable period in 2000.

General and Administrative expenses for the nine-month period ended January 31, 2001 were $915,486, compared to $456,090 for the same period in the prior year. The increase was the result of higher general office expenses in 2001 of $87,000 during the nine-month period ended January 31, 2001 along with increases in consulting services of $150,000, market research expenses of $60,000 and investor expenses of $83,000. In addition, travel related expenses increased during 2001 by $26,000 over the comparable nine-month period in 2000.

The net loss for the nine-month period ended January 31, 2001 was $1,169,084 compared to $580,245 for the same period in the prior year. Increased expenses discussed above were offset during the nine-month period ended January 31, 2001 by an increase in other income of $240,932 attributed to additional interest income earned on the Company's increased cash balances over the prior year.



LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since September 1990, when the current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of January 31, 2001, the Company had $4,794,328 in total current assets and working capital of $4,499,087. The Company has invested excess working capital in short-term money market investment instruments. The Company believes its cash and cash equivalents at January 31, 2001 will be sufficient to meet its liquidity needs for the next 18 months.

The Company is in the pre-clinical trial stage in the development of its products. These products must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials. This additional development and testing and, if approved, the FDA required clinical testing will require significant additional financing. Management is actively pursuing private and institutional financing as well as strategic alliances and/or joint venture agreements to assist the Company in acquiring the necessary additional financing, although there are no commitments as of January 31, 2001. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of existing stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences and privileges senior to those of the common stock.

There can be no assurance that FDA approval will be granted, if and when it is applied for one or more of the Company's products, or that necessary funding will be obtained. The Company does not have any firm commitments for additional capital as of January 31, 2001.

Financial Condition

January 31, 2001 compared to April 30, 2000:

Cash used in operating activities during the nine-month period ended January 31, 2001 was $1,096,158 compared to $589,496 for the comparable period of the prior year. Operating activities consisted primarily of product research and development and the general operation of corporate office.

Cash used in investing activities during the nine-month period ended January 31, 2001 was $211,380 compared to $26,009 for the comparable period of the prior year. Investing activities consisted primarily of the purchase of equipment and expenditures related to the patent rights.

Cash provided by financing activities during the nine-month period ended January 31, 2001 was $535,060 compared to $461,552 for the comparable period of the prior year. Financing activities consisted primarily of the sale of common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk.


                           Part II-Other Information

Item 1.   Legal Proceedings.
               None

Item 2.   Changes in Securities.

               1. During January 2001, the Company issued 600,000 shares of common stock at $.385 per share to three individuals, who are not United Stated persons as defined in Regulation S, whom the Company reasonably believes were accredited investors.

               2. During December 2000, warrants were exercised for the purchase of 271,000 shares of common stock at an exercise price $0.07 per share by one individual. During January 2001, warrants were exercised for the purchase of 20,000 shares of common stock at an exercise price $0.08 per share by one individual.

               The registrant relied upon the exemption provided by Section 4
               (2) and/or Regulation D of the Securities Act of 1933, as amended ("1933 Act") for the transactions described in paragraph 2 and for the transaction described in paragraph 1, relied upon Section (4) 2 and/or Regulation D and Regulation S of the 1933 Act to issue the common stock. Restrictive legends were placed on the common stock certificates.

Item 3.   Defaults Upon Senior Securities.
               None

Item 4.   Submission of Matter to a Vote of Security Holders.
               None

Item 5.   Other Information
               None

Item 6.   Exhibits and Reports on Form 8-K.
               (a)  Exhibits:

                         None

               (b)  Reports on Form 8K:
                         None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SYNTHETIC BLOOD INTERNATIONAL, INC.
                                  -----------------------------------
                                          (Registrant)

  03/15/01                             //SS//SS//
------------                      -----------------------------------------
 (Date)                           David H. Johnson, Chief Financial Officer