Form 10-K
period 2001-04-30
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2001-07-26
CIK 34956

FORM 1O-K

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington D.C., 20549

                             FORM 1O-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended April 30, 2001

                    Commission File No. 2-31909

                SYNTHETIC BLOOD INTERNATIONAL, INC.
      (Exact  name of registrant as specified in its charter)

                New Jersey                  22-3067701
  (State of Incorporation)         (IRS Employer I.D. Number)

   3189 Airway Avenue, Building C, Costa Mesa, California 92626
        (Address of Principal Executive Offices) (Zip Code)

    Registrant's Telephone Number and area code: (714) 427-6363

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

         YES (X)  NO (  )

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date, June 25, 2001: 84,705,976 shares of $.01 par value common stock. The aggregate market value of the shares held by non-affiliates of the registrant (assuming officers, directors and 10% shareholders are affiliates) was approximately $23,643,758 based on the closing bid price of the Registrants Common Stock on June 25, 2001 of $0.30 per share.

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

Fluorovent

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

Based on laboratory and animal studies thus far, the company believes that Fluorovent has significant competitive advantages as a liquid ventilation treatment. Its boiling point and vapor pressure result in longer pulmonary retention without the need for continuous replacement of evaporated fluid, offering the potential for less costly, less time-intensive procedures. It does not contain bromine or chlorine and thus presents no environmental hazard. In animals, it does not produce a hyperinflated, noncollapsible lung condition seen with other perfluorocarbon liquids being tested. There can be no assurance any such advantages will be demonstrated in further animal studies, or in clinical trials, or that it will ever be marketed, sold or generate revenue for the Company.

Oxycyte

SBI is developing Oxycyte, an oxygen-carrying intravenous emulsion made from the same base perfluorocarbon in Fluorovent. Blood gases such as oxygen and carbon dioxide are highly soluble in perfluorocarbons, making Oxycyte an effective means of transporting oxygen to tissues and carbon dioxide to the lungs. In comparison to hemoglobin, the component of blood that binds with and transports oxygen, Oxycyte can carry at least five times more oxygen. Additionally, perfluorocarbons are much more effective than hemoglobin at unloading oxygen at the tissue level. Oxycyte is directed at the blood substitute and oxygen therapeutics markets. There can be no assurance any such advantages will be demonstrated if Oxycyte enters clinical trials, or that it will ever be marketed, sold or generate revenue for the Company.

Implanted Glucose Biosensor

SBI has developed an implanted glucose biosensor to monitor blood glucose without the need for finger sticks. Termed a biosensor because it utilizes an enzyme specific for glucose, SBI believes it will provide glucose measurement significantly more accurate than possible from current portable measuring devices. Once implanted in subcutaneous tissue during a simple outpatient procedure, the biosensor, which is about the size of a cardiac pacemaker, provides continuous, accurate monitoring of glucose levels. A radio frequency signal from the implanted biosensor is transmitted to an external receiving device the size of a pager that displays glucose levels as a digital readout, has high and low glucose alarms, and stores data for downloading at the physician's office. The external device can also be programmed to monitor glucose according to a preset schedule, eliminating the monitoring compliance problem and providing the data necessary for tight glucose control. Ultimately, it is intended the biosensor will be linked to an insulin pump, creating a closed-loop mechanical pancreas. It is anticipated the implant life of the biosensor will exceed one year. There can be no assurance any such advantages will be demonstrated if the biosensor enters clinical trials, or that it will ever be marketed, sold or generate revenue for the Company.

OTHER PRODUCTS

Biosensors

SBI has identified potential new applications for its biosensor technology in the following areas:

*Clinical analysis of other biochemical substrates
*In-process analysis in bulk biotechnology and chemical synthetic processes
*Veterinary medicine

There is, however, no assurance that any products for these markets will ever be marketed or generate revenue for the Company.

MARKETING/BUSINESS STRATEGY

Three important elements to the Company's strategy are:

Minimize Fixed Expenses

The Company's strategy is to minimize fixed expenses by staffing only as necessary to meet the Company's goals, minimize fixed expenses, and utilize contract services where possible to assist the Company in its goal to move quickly and maximize the return and progress from invested funds.

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

Fluorovent

SBI is aware of only one other company developing a liquid ventilation product. Alliance Pharmaceutical Corporation's product, LiquiVent, is in Phase III clinical trials in adults with acute respiratory distress.

Oxycyte

Nine other companies in addition to SBI are believed to be developing oxygen-carrying blood substitutes. Six - Apex Bioscience, Baxter International, Biopure, Enzon, Hemosol, and Northfield Laboratories - are developing hemoglobin-based products and three - Alliance Pharmaceutical, Sonus and Sanquine - is developing a perfluorocarbon based product. Alliance, Hemosol, Biopure, and Northfield are in Phase II or III clinical trials. Baxter recently terminated clinical trials with HemAssist, their bovine hemoglobin product.

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

SBI is aware of 8 other companies that are developing less-invasive glucose monitoring systems - MiniMed, Cygnus Therapeutic, Biocontrol Technology, Sensor Solutions, Integ, Bioject Medical, Sensors for Medicine and Technology, and Technical Chemicals and Products. Only one - Sensors for Medicine - is pursuing a sensor that is fully implantable. However, it is in the design stage and no performance test data are available. Systems under development by the other companies are skin surface or percutaneous systems that are at least minimally invasive and/or require replacement every few hours to days. For example, MiniMed's system requires subcutaneous insertion of a catheter-like device every three days, while the Cygnus GlucoWatch requires replacement of its autosensor pad every 12 hours. Six systems are in clinical trials, Biocontrol Technology has made 510(k) submissions, and Cygnus and MiniMed recently received approval to market their systems.

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

PATENTS/INTELLECTUAL PROPERTY

Perfluorocarbon products:

SBI   has   four  issued  U.S.  (5,674,913;  5,824,703;  5,840,767;
56,167,887) and two Australian (690,277; 720,712) perfluorocarbon patents that protect the use of perfluorocarbons of interest to the Company as gas transport agents in blood substitutes and liquid ventilation. Additionally, through an exclusive supply agreement with the Company's perfluorocarbon supplier, SBI benefits from eight perfluorocarbon manufacturing process patents that further protect the perfluorocarbons with which the Company is working.

Biosensor:

The Company has two issued U.S. biosensor patents (5,914,026; 5,964,993) and one Australian biosensor patent (720,712) that protect what the Company believes are important design features of the Company's implanted glucose biosensor and other biosensor applications, both medical and industrial. Another biosensor patent  application  has been submitted and all  claims  have  been allowed. SBI has also exclusively licensed three fundamental biosensor patents issued to Dr. Clark that have been assigned to Children's Hospital in Cincinnati.

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

Clinical trials are normally done in three phases. In Phase I, trials are conducted with a small number of patients or healthy volunteers to determine the safety profile, the pattern of drug distribution and metabolism. In Phase II, trials are conducted with a larger group of patients afflicted with a target disease in order to determine preliminary efficacy and optimal dosages. Phase III trials are large, pivotal safety and efficacy trials.

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

EMPLOYEES

On April 30, 2001, the Company employed 9 individuals, six of whom were scientific personnel, two are executives, and one office manager/bookkeeper. None of its employees are currently represented by a union or any other form of collective bargaining unit.

ITEM 2 - PROPERTIES

The Company owns no real property and currently leases its principal administrative and laboratory facilities at 3189 Airway Avenue, Building C, Costa Mesa, California 92626. In addition the company leases office and laboratory space at Kettering Research Center in Kettering, Ohio. The current monthly rent is approximately $10,700 per month.

ITEM 3 - LEGAL PROCEEDINGS

None

ITEM 4 - SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended April 30, 2001 the Company solicited the written consent of its shareholders. The Company mailed a Consent Solicitation Statement for Shareholder Action by Written Consent on or about August 23, 2000 soliciting the written consent of the shareholders on three proposals. There were issued and outstanding on August 21, 2000, the record date, approximately 85,735,042 shares of common stock.

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

Proposals 1,2 and 3 were adopted and ratified based on the above consents.

                              PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the OTC Electronic Bulletin Board. The over-the-counter quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. For the past two fiscal years, the minimum bid and highest ask prices as determined by Company records were as follows:


                      2001              2000
             Quarter      Low    High     Low      High

                 1st     $.46    $1.01   $0.13    $0.21
                 2nd     $.28    $.68    $0.13    $0.19
                 3rd     $.20    $.53    $0.11    $0.18
                 4th     $.21    $.45    $0.12    $2.25

During fiscal 2001, the Company issued 244,819 shares of unregistered, restricted common stock to an unrelated party for services rendered. The Company recognized an expense of $121,368 representing the fair value of the stock at the date of issuance.

During fiscal 2001, the Company issued 6,649,452 shares of unregistered common stock in satisfaction of deposits received prior to April 30, 2000 at prices ranging from $.07 to $.3846 per share.

During fiscal 2001, the Company issued 1,172,978 shares of unregistered common stock to third party investors in connection with the exercise of warrants for $106,757 with a range of exercise prices from $.07 to $0.14.

During fiscal 2001, the Company cancelled its stock subscription receivable of $600,000 and the related 4.5 million shares of common stock.

The sale and issuance of each of the transactions referenced above were deemed to be exempt transactions under Section 4(2) of the Securities Act of 1933, as transactions by an issuer not involving any public offering. In each of the referenced transactions appropriate legends were placed on the certificates issued to the purchasers.

As of April 30, 2001 the approximate number of holders of the Common stock of the Company was 11,000. To the best knowledge of management, the Company has never paid dividends since the date of its incorporation. The Company does not expect to declare or pay dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

                      April 30,     April 30,   April 30,    April 30,   April 30,
                        2001          2000        1999         1998        1997
Other Income         $   331,019   $   16,141   $   23,994   $     3,069   $       914

Total expenses       $ 2,003,261   $  927,480   $  857,829   $ 1,284,101   $ 1,911,290

Net loss            ($ 1,672,242) ($  911,339) ($  833,835) ($ 1,281,032) ($ 1,910,376)
Weighted average
 number of shares
 outstanding, basic
 and diluted          86,401,830   65,365,438   51,388,471    46,000,749    36,053,557
Net loss per share,
 basic and diluted   $     (0.02)  $    (0.01)  $    (0.02)  $     (0.03)  $     (0.05)

Cash                 $ 4,250,898   $ 5,466,391  $  193,013   $   740,215   $    53,857

Working captial      $ 4,020,203   $ 5,592,016  $(348,339)   $ (228,400)   $(529,393)

Total assets         $ 4,842,296   $ 6,199,651  $ 530,906    $  985,914    $ 318,163

Total liabilities    $   344,068   $   345,440  $ 602,226    $  531,340    $ 600,675

Long-term debt                 -             -  $  47,327    $  103,021            -

Stockholders' equity $ 4,498,228   $ 5,854,211  $(118,647)   $  351,553    $(282,512)

ITEM 7 - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

The Company is a development-stage company that is developing products in the medical field and therefore has no revenue from operations. For the fiscal year ended April 30, 2001 Other Income increased to $331,019 from $16,141 in the fiscal year ended April 30, 2000. This increase was due to increased interest income on cash balances available for investment.

The General and Administrative expenses of $1,219,852 for fiscal year 2001 increased $532,277 or 77% over fiscal year 2000. The increase was the result of higher general office expenses in 2001 of $97,000, along with increases in consulting services of $119,000, market research expenses of $63,000 and investor expenses of $83,000 over the prior fiscal year. In addition, travel related expenses increased during 2001 by $25,000 over fiscal year 2000.

The Research and Development expenses increased 249% from $224,023 for the fiscal year ended April 30, 2000, to $782,339 for the fiscal year ended April 30, 2001. During fiscal year 2001, laboratory wages and salaries increased $387,000, laboratory rent increased $87,000 and laboratory supplies increased $83,000 from fiscal year 2000. The Company was able to substantially increase its research and development activities because of cash that was made available from capital investment.

The interest expense decreased from $15,882 for the fiscal year ended April 30, 2000, to $1,070 for the fiscal year ended April 30, 2001. This decrease was due to a reduction of outstanding notes payable during fiscal year 2001.

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

QUARTERLY RESULTS OF OPERATIONS

The following table presents the Company's operating results for each of the eight fiscal quarters in the period ended April 30, 2001. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Form 10K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Form 10K.

                                                    Three Months Ended
                                      July 30,   October 31,  January 31,  April 30,
                                       1999        1999        2000         2000
Statement of Operations Data

Research and development expenses   $   43,698   $  26,545   $   69,764   $  84,016

General and administrative expenses    172,508     174,252      109,330     231,485

Interest expense                         4,892       2,779        2,816       5,395

Total Expenses                         221,098     203,576      181,910     320,896

Other (Income) Expense                    (741)    (25,360)        (238)     10,198

NET LOSS                             ($220,357)  ($178,216)   ($181,672)  ($331,094)
NET LOSS PER SHARE, BASIC
  AND DILUTED                          ($0.004)    ($0.003)     ($0.003)    ($0.003)

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING, BASIC
  AND DILUTED                       55,860,937  60,167,165   65,194,496  74,163,812


                                                      Three Months Ended
                                      July 30,    October 31,   January 31,   April 30,
                                       2000         2000         2001          2001
Statement of Operations Data

Research and development expenses    $ 109,841    $ 175,197    $ 234,760   $ 262,541

General and administrative expenses    233,969      424,324      257,194     304,365

Interest expense                           808          262            -           -

Total Expenses                         344,618      599,783      491,954     566,906

Other (Income) Expense                 (90,935)     (91,333)     (85,004)    (63,747)

NET LOSS                             ($253,683)   ($508,450)   ($406,950)  ($503,159)
NET LOSS PER SHARE, BASIC
  AND DILUTED                          ($0.003)     ($0.006)     ($0.004)    ($0.003)

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING, BASIC
  AND DILUTED                       81,917,908    86,706,915   87,642,240   88,900,661


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since September 1990, when current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of April 30, 2001 the Company had $4,364,271 in total current assets and working capital of $4,020,203 compared to $5,937,456 in total current assets and working capital of $5,592,016 as of April 30, 2000.

During the year ended April 30, 2001, the Company had a net decrease in cash and cash equivalents of $1,215,493, of which $1,537,617 was used in operations and $317,458 was used for investing activities, primarily for the purchase of equipment and patent expenditures. These cash outflows were offset by cash provided from financing activities of $639,582, primarily through the sale of common stock. In addition the Company borrowed $135,000 for the purchase of laboratory equipment under a Promissory note bearing interest at 8% per annum, payable in monthly principal and interest installments of $11,745 through April 19, 2002. The Company does not have any lines of credit or other arrangements with lenders. The Company believes its existing cash should fund current operations for approximately 2 years.

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

The Company has incurred net losses since the business was revised in 1990 to develop a line of blood substitutes. Net losses were ($833,835) in 1999, ($911,339) in 2000 and ($1,672,242) in 2001.
As of April 30, 2001, the accumulated deficit was  ($12,985,580).

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

Chances   for  achieving  profitability  will  depend  on  numerous
factors, including success in:

     *developing and testing new product candidates;

     *receiving regulatory approvals;

     *manufacturing products;

     *marketing products; and

     *competing with products from other companies.

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

The costs to complete preclinical tests and to begin and complete the Company's proposed clinical trials are very high. It is expected existing capital resources will satisfy capital requirements through approximately December 2003. However, substantial additional financing will be needed to begin and continue clinical trials on its products. Currently there are no commitments for any additional financing. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants and there can be no assurance additional financing will be received. Future capital requirements will depend on many factors, including:

     *results of preclinical tests;

     *results of any clinical trials;

     *continued scientific progress in the research and development program;

     *the time and cost involved in obtaining regulatory approvals;

     *future collaborative relationships;

     *competing technological and market developments;

     *patient costs; and

     *the cost of manufacturing.

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

The development of product candidates is subject to the significant risks of failure which are inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

     *delays in preclinical testing, product development, clinical testing or manufacturing;

     *unplanned expenditures for product development, clinical testing or manufacturing;

     *failure of the product candidates to have the desired effect or an acceptable safety profile;

     *failure to receive regulatory approvals;

     *emergence of superior or equivalent products;

     *inability to manufacture on our own, or through others, product candidates on a commercial scale;

     *inability to market products due to third-party proprietary rights;

     *inability to find collaborative partners to pursue product development; and

     *failure by future collaborative partners to successfully develop products.

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

If there is progress to beginning clinical trials, completion of clinical trials may take several years or more. The start of and rate of completion of clinical trials may be delayed by many factors, including:

     *unsuccessful preclinical testing results;

     *lack of efficacy during the clinical trials;

     *unforeseen safety issues;

     *slower than expected rate of patient recruitment;

     *government or regulatory delays;

     *inability to adequately follow patients after treatment; or

     *inability to manufacture sufficient quantities of materials for use in clinical trials.

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

Even if the Company obtains regulatory approval to market a product, products may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any pharmaceutical product that is developed will depend on a number of factors, including:

     *demonstration of clinical efficacy and safety;

     *cost-effectiveness;

     *potential advantages over alternative therapies;

     *reimbursement policies of government and third-party  payors;
       and

     *effectiveness of our marketing and distribution capabilities.

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

If the Company does not compete successfully in the development and commercialization of products and keep pace with rapid technological change, it will be unable to capture and sustain a meaningful market position.

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

Many of these companies and institutions, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience in:

     *developing products;

     *undertaking preclinical testing and human clinical trials;

     *obtaining FDA and other regulatory approvals of products; and

     *manufacturing and marketing products.

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

Success depends in part on the Company's ability to:

     *obtain patents or rights to patents;

     *protect trade secrets;

     *operate without infringing upon the proprietary rights of others; and

     *prevent others from infringing on its proprietary rights.

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

The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property suits, U.S. Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to:

     *enforce patents that we own or license;

     *protect trade secrets or know-how that we own or license; or

     *determine the enforceability, scope and validity of the proprietary rights of others.

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

The market price of the Company's common stock, like that of many other life sciences companies, has been highly volatile and is likely to continue to be highly volatile. The following factors, among others, could have a significant impact on the market price of the common stock:

     *the results of preclinical tests and future clinical trials or those of future collaborators or competitors;

     *evidence of the safety or efficacy of products or the products of competitors;

     *the announcement by the Company or its competitors of technological innovations or new products;

     *developments concerning patents or other proprietary rights or those of future competitors, including litigation or patent office proceedings;

     *loss of key personnel;

     *governmental regulatory actions;

     *changes or announcements in reimbursement policies;

     *agreements with future collaborators;

     *period-to-period fluctuations in operating results;

     *market conditions for life science stocks in general; and

     *changes in estimates of performance by securities analysts.

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

ITEM  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
ACCOUNTING AND
FINANCIAL DISCLOSURES

None

ITEM  10 - DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES  OF  THE
REGISTRANT

The  directors,  officers and key employees of the Company  are  as follows:
          Name            Age              Position
Roger A. Ekbom            74    Chairman of the Board

Robert W. Nicora          61    President and Chief
                                Executive Officer Director
Robert J. Larsen          72    Corporate Secretary Director

Gerald D. Schlatter       67    Director

David Johnson             54    Chief Financial Officer

Howard Jones              64    Director

Richard Kiral,Ph.D        60     Vice   President,  Research
                                 and Development

Douglas Kornbrust, Ph.D.  50     Consultant Director,
                                 PreClinical Toxicology &
                                 Pharmacology
Elmo Blubaugh, Jr., Ph.D  48     Manager, Biosensor Research
                                 and Development

James Reavis              66     Consultant Director of
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

ITEM 11 - EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned for services rendered in all capacities to the Company for the fiscal years ended April 30, 2001, 2000 and 1999, by the other most highly compensated executive officers of the Company ("Named Executive Officers"). Mr. Nicora became President and Chief Executive Officer on the resignation of Mr. Schlatter on March 1, 1998. This information includes the dollar amount of base salaries, bonus awards, stock options and all other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

                                                         Long-tern
                                                       Compensation
                      Annual Compensation                  Awards          All
                                             Other       Securities       Other
                                            Awards       Underlying    Compensation
Name and Position     Year  Salary  Bonus Compensation   Options/SARS     (1)

Robert Nicora(1)      2001 137,000    -       -              -            21,250
President             2000 126,000    -       -              -            12,600
                      1999 125,000    -       -              -            12,600

Richard Kiral         2001 132,000    -       -              -            12,100
Vice President of     2000 118,243    -       -              -                 -
Product Development   1999  97,830    -       -              -                 -

(1) Mr. Nicora and Mr. Kiral received a $6,600 car allowance plus medical premiums paid for by the Company.

OPTION GRANTS

In April 1995, the Company's Board of Directors approved a stock option plan providing for the granting of options to officers, directors, consultants and key employees to purchase up to 2,500,000 shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant. No shares were exercised or issued under this plan. The Company has since determined that they never requested or received shareholder approval as required to formally approve the plan. The Company adopted a new plan in October 1999, which was ratified by a vote of the shareholders during fiscal year ended April 30, 2001.

The 1999 plan provides for the granting of incentive and non-qualified options to officers, directors, consultants and key employees to purchase up to 4,000,000 shares of the Company's common stock at prices not less than the fair market value of the stock at the date of grant for incentive options. The total number of options issued at April 30, 2001 were 4,201,472 with a weighted average exercise price of $0.21. This total includes 1,020,000 options granted prior to the 1999 Plan. The Company must record an expense equal to the intrinsic value (if any) of the options multiplied by the percent vested at the date the plan is ratified by the shareholders. The option expiration dates are determined at the date of grant, but may not exceed ten years.

The following table summarizes certain information as of April 30, 2001 concerning the stock option grants to the Company's Chief Executive Officer and the other Named Executive Officers made for the fiscal year ended April 30, 2001. No stock appreciation rights, restricted stock awards or long-term performance awards have been granted as of the date hereof and no options have been exercised.

                 Option Grants in Last Fiscal Year

                     Number     % of Total                               Potential Realizable
                       of        Options                                Value at Assumed Annual
                   Securities   Granted to  Exercise                      Rates of Stock Price
                   Underlying   Employees   or Base                       Appreciate of Option
                     Options    in Fiscal  Price Per     Expiration           Terms (1)
                     Granted      Year       Share          Date            5%         10%
Robert W. Nicora     300,000     35.0%       $0.62        May 2010      $ 116,974  $ 296,436
                     150,000     18.5%       $0.205       April 2011       19,339     49,008
Total                450,000     55.5%                                  $ 136,313  $ 345,444

Richard Kiral        250,000     30.9%       $0.205       April 2011    $  32,231  $  81,679

                                 21

(1) Each option listed in the table above was fully vested as of the date of grant and exercisable over a three-year period. The potential realizable value is calculated based on the ten-year tern of the option at the time of grant. It is calculated based on assumed annualized rates of stock price appreciation from the exercise price at the date of grant of 5% and 10% (compounded annually) over the full term of the grant with appreciation determined as of the expiration date. The 5% and 10% assumed rates of appreciation are mandated by the Securities and Exchange Commission and do not represent the Company's estimate or projection of future common stock prices. Actual gains on, if any, on stock options exercised are dependent on the future performance
  of  the  common  stock and overall stock market conditions.   The
  amounts reflected in the table may not be achieved.


Aggregate Options Exercised in Last Fiscal Year and Year End Option
  Values

                                     Number of
                                     Securities         Value of
                                     Underlying     Unexercised In-
                                    Unexercised    the-Money Options
                                     Options At   at Fiscal year End
                Shares             Fiscal Year End    Exercisable/
             Acquired On   Value    Exerciseable/    Unexercisable
               Exercise   Realized  Unexercisable        (1)

Robert Nicora     None      None     200,000 /             $50,000 /
                                     750,000              $187,500
Richard Kiral     None      None      91,666 /             $22,917 /
                                     400,000              $100,000

(1) Based on the closing sale price on the OTC Bulletin Board on the last day of the 2001 fiscal year, less the option exercise price payable per share.


DEFINED BENEFIT AND ACTUARIAL PLANS

The Company has not supplied Defined Benefits, or similar Pension, Benefit or Actuarial Plan Benefits to its Executive Officers.

COMPENSATION OF DIRECTORS

During  the  fiscal year ended April 30, 2001, three  of  the  four outside directors received compensation of $6,000 in cash compensation and one outside director received $12,000 in cash compensation. In addition, each of the four outside directors received options to purchase 10,000 shares of common stock at $0.80 per share, 80% of the market value at the date these options were issued.

EMPLOYMENT CONTRACTS

On March 1, 1998 the Board of Directors approved a three-year employment contract with Robert W. Nicora, as President and Chief Executive Officer. Mr. Nicora's base annual salary is $145,000 per year and includes an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $200,000 life insurance payable by the corporation and payable to a beneficiary named by the insured, and participation in the Company's stock option plan with the grant of an option for 300,000 shares at signing and 150,000 shares to be granted annually. At the end of the contract, Mr. Nicora's contract will renew automatically annually unless terminated by either party. Mr. Nicora's employment agreement provides that he may, at his election, receive a severance payment equal to 299% of his average annual salary and bonuses received during the prior two-year period in the event of a change in control as defined. As of May 18, 1998 Mr. Nicora assumed the title of Chief Executive Officer.

On February 1, 2000 the Board of Directors approved a two-year employment contract with Richard Kiral, as Vice President of Product Development. Mr. Kiral's base annual salary is $140,000 per year and includes an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $200,000 life insurance payable by the corporation and payable to a beneficiary named by the insured, and participation in the Company's stock option plan with the grant of an option for 100,000 shares annually. Mr. Kiral's employment agreement provides that he is to a minimum severance payment equal to 9 months of his annual salary period in the event of a change in control as defined.

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

ITEM  12  -  SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

The following tables sets forth as of April 30, 2001 the stock ownership of all persons who, to the registrants knowledge, own of record and beneficially five (5%) per cent or more of its outstanding Common Stock, and for the officers and directors as a group.

MANAGEMENT OWNERS

                                          Amount &
                Name of                  Nature of   Percent
Title of      Beneficial                Beneficial  of Class
  Class          Owner                   Ownership
Common Stock   Roger A. Ekbom (1)       2,101,778     2.36%
Common Stock   Robert W. Nicora (2)       592,858      .67%
Common Stock   Gerald D. Schlatter (3)  1,272,929     1.43%
Common Stock   Robert J. Larsen (4)     1,652,553     1.86%
Common Stock   Howard  Jones (5)          115,000      .03%
Common Stock   David Johnson (6)           66,666      .01%
Common Stock   Richard Kiral (7)           91,666      .01%

All Directors                           5,893,450     6.63%
 and  Officers as a group  -
        7 persons)

(1) Includes options to purchase 515,000 shares of common stock currently exercisable or exercisable within 60 days of July 31, 2001.
(2) Includes options to purchase 200,000 shares of common stock currently exercisable or exercisable within 60 days of July 31, 2001.
(3) Includes options to purchase 490,000 shares of common stock currently exercisable or exercisable within 60 days of July 31, 2001.
(4) Includes options to purchase 530,000 shares of common stock currently exercisable or exercisable within 60 days of July 31, 2001 and also includes shares beneficially owned by virtue of Mr. Larsen's control of Peso, Inc. and Jada, Inc.
(5) Includes options to purchase 115,000 shares of common stock currently exercisable or exercisable within 60 days of July 31, 2001.
(6) Includes options to purchase 66,666 shares of common stock currently exercisable or exercisable within 60 days of July 31, 2001.
(7) Includes options to purchase 91,666 shares of common stock currently exercisable or exercisable within 60 days of July 31, 2001.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended April 30, 2001 the Company recorded expenses of $12,400 for services rendered by Peso, Inc., a company controlled by Robert Larsen, a Director and Officer of the Company.

During the fiscal year ended April 31, 2001 the Company issued options to purchase common stock to the following Officers of the Company under the 1999 Plan:

Robert Nicora, President and CEO    300,000 options at $0.62
                                    per share expiring May 15, 2010
                                    150,000 options at $0.205 per  share
                                    expiring April 20, 2011
Richard  Kiral, Vice President      250,000 options at  $0.205
                                    per share expiring April 20, 2011

During fiscal 2001, the Company issued each of the four outside directors received options to purchase 10,000 shares of common stock at $0.80 per share, 80% of fair market value at the date the options were issued

During  fiscal  2001 the Company loaned $30,000 to Roger  Ekbom,  a
Director of the Company under the terms of a Promissory Note.   The
Note is interest free and is due September 1, 2001.

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
S-K

Response to Item 8.

A.   Documents Filed as a Part of This Report:

(1)  FINANCIAL STATEMENTS

     (a)  Reports of Independent Certified Public Accountants.

     (b)  Balance Sheets as of April 30, 2001 and 2000.

     (c) Statements of operations for each of the three years in the period ended April 30, 2001.

     (d) Statements of Stockholders' Equity for each of the three years in the period ended April 30, 2001.

     (e) Statements of Cash Flows for the three years in the period ended April 30, 2001.

     (f) Notes to the Financial Statements.

                         INDEX TO EXHIBITS

                                               Exhibits
        Exhibits Required by Item 601 of          to       Exhibits to
        Regulation S-K                          Prior         This
                                                Reports       Year
   3(a)(i)  Registrants Amended Articles of                    X
            Incorporation
   3(a)     Registrants Amended Articles of           X
            Incorporation
   3(b)     Specimen Form of Common Stock             X
            Certificate
   4(a)     Stock Option Agreement between Robert              X
            Skalnik, January 12, 2001
   4(b)     Stock Option Agreement between Robert              X
            Skalnik, December 29, 2000
   4(c)     Stock Option Agreement between Robert              X
            Skalnik, December 29, 2000
   4(d)     Stock Option Agreement between Robert              X
            Skalnik, December 29, 2000
   4(e)     Stock Option Agreement between James               X
            Reavis, December 29, 2000
   4(f)     Stock Option Agreement between James               X
            Reavis, January 12, 2001
   4(g)     Stock Option Agreement between James               X
            Reavis, December 29, 2000
   4(h)     Stock Option Agreement between James               X
            Reavis, December 29, 2000
   4(i)     Stock Option Agreement between Joan                X
            Mahan, May 26, 2000
   4(j)     Stock Option Agreement between Lane                X
            Martin, July 13, 2000
   10(a)    Agreement between the Registrant and      X
            Leland C. Clark, Jr., Ph.D. dated
            October 1, 1991 with amendments, Re:
            Assignment of Intellectual Property
            and Trade Secrets
   10(b)    Agreement between the Registrant and      X
            Keith R. Watson, Ph.D., Re:
            Assignment of Invention

   10(c)    Promissory Note from Roger Ekbom                   X
   10(d)    1999 Employee Stock Plan                           X
   10(e)    Children's Hospital Research                       X
            Foundation License Agreement

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


Dated: 6/29/01

Pursuant to the requirements of Instruction D to Form 10-K under the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The following represent at least a majority of the Board of Directors of the Registrant.


Date         Name & Title

6/29/01      Roger A. Ekbom
             Chairman of the
             Board of Directors
             By: /S/ ROGER A. EKBOM

6/29/01      Robert W. Nicora
             President & Director
             By: /S/ ROBERT W. NICORA

6/29/01      Robert J. Larsen
             Corporate Secretary
             By: /S/ ROBERT LARSEN

6/29/01      Gerald D. Schlatter
             Director
             By: /S/ GERALD SCHLATTER


6/29/01      Howard Jones
             Director
             By: /S/ HOWARD JONES

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Synthetic Blood International, Inc.

We have audited the accompanying balance sheets of Synthetic Blood International, Inc. (a Company in the development stage) as of April 30, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended April 30, 2001 and for the period from inception (May 26, 1967) to April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetic Blood International, Inc. as of April 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2001 and for the period from inception (May 26, 1967) to April 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP

Irvine, California
June 1, 2001

                       SYNTHETIC BLOOD INTERNATIONAL, INC.
                      (A Development Stage Enterprise)

                                BALANCE SHEETS
                           April 30, 2001 and 2000

						ASSETS
                                                     2001      2000
CURRENT ASSETS:
      Cash  and  cash  equivalents              $4,250,898   $5,466,391
      Common stock subscription receivable               -      400,000
       Note receivable from director                30,000            -
      Prepaid expenses and other current assets     83,373       71,065

          Total current assets                   4,364,271    5,937,456

PROPERTY AND EQUIPMENT
     Laboratory equipment                          263,123       47,290
     Furniture and fixtures                         49,022       28,435
     Leasehold improvements                          3,825            -
                                                   315,970       75,725
      Less accumulated depreciation                (72,066)     (43,994)

      Property and equipment, net                  243,904       31,731

PATENTS, net                                       234,121      230,464

                                                $4,842,296   $6,199,651
The accompanying notes are an integral pare of these financial statements

                      SYNTHETIC BLOOD INTERNATIONAL, INC.
                      (A Development Stage Enterprise)

                          BALANCE SHEETS- CONTINUED
                           April 30, 2001 and 2000


                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          2001           2000
CURRENT LIABILITIES
      Notes  payable                               $     177,358   $     44,534
     Accounts payable                                     87,256        211,460
     Accrued payroll                                      79,454         89,446

            Total current liabilities                    344,068        345,440

COMMITMENTS AND CONTINGENCIES                                  -              -

STOCKHOLDERS' EQUITY:
Common stock, par value $0.01 per share; authorized
 100,000,000 shares; 84,474,547 and 80,907,298 shares
 issued and outstanding at April 30, 2001 and 2000,
 respectively                                            844,745        809,073
Stock subscription receivable                                  -       (600,000)
Deposits on common stock                                  94,231      2,535,471
Additional paid-in capital                            16,544,832     14,423,005
Deficit accumulated during the development stage     (12,985,580)   (11,313,338)

   Total  stockholders' equity                         4,498,228      5,854,211
                                                    $  4,842,296   $  6,199,651

 The accompanying notes are an integral part of these financial statements

                    SYNTHETIC BLOOD INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                          STATEMENTS OF OPERATIONS
   For Each of the Three Years ended April 30, 2001 and For the Period
           May 26, 1967 (Date of Incorporation) to April 30, 2001



                                    Period from
                                    May 26, 1967
                                 (incorporation) to
                                   April 30, 2001       2001           2000           1999
EXPENSES
 Research and development          $  4,170,286    $    782,339    $   224,023    $  170,058
 General  and  administrative         9,071,274       1,219,852        687,575       667,376
 Interest                               166,544           1,070         15,882        20,395

   Total  expenses                   13,408,104       2,003,261        927,480       857,829

OTHER INCOME (primarily interest)      (422,524)       (331,019)       (16,141)      (23,994)

NET LOSS                           $(12,985,580)   $ (1,672,242)   $  (911,339)   $ (833,835)

NET LOSS PER SHARE -
      Basic  and  diluted                                ($0.02)        ($0.01)       ($0.02)

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING-Basic and diluted                       86,401,830     65,365,438    51,388,471

The accompanying notes are an integral part of these financial statements

                    SYNTHETIC BLOOD INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
   For Each of the Three Years ended April 30, 2001 and For the Period
           May 26, 1967 (Date of Incorporation) to April 30, 2001


                                                     Common Stock
                                                                           Additional
                                              Number of                     paid-in
                                                Shares         Amount        capital
BALANCES, May 26, 1967                                  -    $        -    $        -

Issuance of common stock                       36,292,293       362,923     5,809,831

Issuance of common stock upon
      conversion of debentures                  1,401,399        14,014       818,234

Issuance of common stock to employees
     and compensatory options                     218,800         2,188        81,312

Issuance of common stock for
      services rendered                           324,175         3,242        49,350

Issuance of common stock to officers
      to retire shareholder loans               1,044,450        10,444       177,556

Common stock issued in conjunction with
      funding agreements and services rendered  5,376,365        53,764       883,160

Common stock issued upon conversion
     of notes payable                           4,766,820        47,668       637,607

Issuance of warrants                                    -             -       190,406

Exercise of warrants                            1,305,000        13,050       117,450

Contributions of capital for cash and
       services rendered                                -             -        65,700

Contribution of capital by shareholders                 -             -       581,818

Net loss                                                -             -             -

Balances at April 30, 1998                     50,729,302       507,293     9,412,424

Issuance of common stock                        4,265,022        42,650       262,500

Issuance of common stock for services-
      rendered                                    320,000         3,200        53,725

Stock options granted                                   -             -         1,560

Net loss                                                -             -             -

Balances at April 30, 1999                     55,314,324       553,143     9,730,209

                                                                             Deficit
                                                                           accumulated      Total
                                                 Total Stock    Deposits    during the   stockholders'
                                                 subscription   on common   development      equity
                                                 receivable      stock        stage        (deficit)
BALANCES, May 26, 1967                             $     -      $    -      $      -    $         -

Issuance of common stock                                 -         -               -      6,172,754

Issuance of common stock upon
      conversion of debentures                           -         -               -        832,248

Issuance of common stock to employees
     and compensatory options                            -         -               -         83,500

Issuance of common stock for
      services rendered                                  -         -               -         52,592

Issuance of common stock to officers
      to retire shareholder loans                        -         -               -        188,000

Common stock issued in conjunction with
      funding agreements and services rendered           -         -               -        936,924

Common stock issued upon conversion
     of notes payable                                    -         -               -        685,275

Issuance of warrants                                     -         -               -        190,406

Exercise of warrants                                     -         -               -        130,500

Contributions of capital for cash and
       services rendered                                 -         -               -         65,700

Contribution of capital by shareholders                  -         -               -        581,818

Net loss                                                 -         -      (9,568,164)    (9,568,164)

Balances at April 30, 1998                               -         -      (9,568,164)       351,553

Issuance of common stock                                 -         -               -        305,150

Issuance of common stock for services-
      rendered                                           -         -               -         56,925

Stock options granted                                    -         -               -          1,560

Net loss                                                 -         -        (833,835)      (833,835)

Balances at April 30, 1999                               -         -     (10,401,999)      (118,647)

The accompanying notes are an integral part of these financial statements

                    SYNTHETIC BLOOD INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

           STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)- CONTINUED
   For Each of the Three Years ended April 30, 2001 and For the Period
           May 26, 1967 (Date of Incorporation) to April 30, 2001


                                             Common Stock
                                                                      Additional     Stock
                                        Number of                      paid-in     subscription
                                         shares         Amount         capital      receivable
Balances at April 30, 1999             55,314,324    $   553,143    $  9,730,209    $       -

Issuance  of  common stock             17,882,974        178,830       3,705,283            -

Issuance of common stock for services
      rendered                            200,000          2,000          20,400            -

Issuance of common stock for payable
      settlement                           10,000            100          13,500            -

Issuance of common stock for
     promissory note                    7,500,000         75,000         925,000     (600,000)

Options issued for services                     -              -          28,613            -

Deposits received for common stock
      not  issued                               -              -               -            -

Net loss                                        -              -               -            -

Balances at April 30, 2000             80,907,298        809,073      14,423,005     (600,000)

Issuance of common stock for services
    rendered                              244,819          2,448         118,920            -

Exercise of stock warrants              1,172,978         11,730          95,027            -

Options issued for services                     -              -          12,401            -

Issuance of common stock for deposit
     received                           6,649,452         66,494       2,374,746            -

Cancellation of note for common stock
     previously issued                 (4,500,000)       (45,000)       (555,000)     600,000

Compensation on options and
       warrants issued                          -              -          75,733            -

Net loss                                        -              -               -            -

Balances at April 30, 2001             84,474,547     $  844,745    $ 16,544,832    $       -

                                                         Deficit
                                                       accumulated         Total
                                         Deposits      during the      stockholders'
                                        on common      development        equity
                                         stock           stage           (deficit)
Balances at April 30, 1999              $        -    $ (10,401,999)   $   (118,647)

Issuance  of  common stock                       -                -       3,884,113

Issuance of common stock for services
      rendered                                   -                -          22,400

Issuance of common stock for payable
      settlement                                 -                -          13,600

Issuance of common stock for
     promissory note                             -                -         400,000

Options issued for services                      -                -          28,613

Deposits received for common stock
      not  issued                        2,535,471                -       2,535,471

Net loss                                         -         (911,339)       (911,339)

Balances at April 30, 2000               2,535,471      (11,313,338)      5,854,211

Issuance of common stock for services
    rendered                                     -                -         121,368

Exercise of stock warrants                       -                -         106,757

Options issued for services                      -                -          12,401

Issuance of common stock for deposit
     received                           (2,441,240)               -               -

Cancellation of note for common stock
     previously issued                           -                -               -

Compensation on options and
       warrants issued                           -                -          75,733

Net loss                                         -       (1,672,242)     (1,672,242)

Balances at April 30, 2001           $      94,231    $ (12,985,580)   $  4,498,228

The accompanying notes are an integral part of these financial statements

                    SYNTHETIC BLOOD INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                          STATEMENTS OF CASH FLOWS
   For Each of the Three Years ended April 30, 2001 and For the Period
           May 26, 1967 (Date of Incorporation) to April 30, 2001

                                                  Period from
                                                  May 26, 1967
                                              (incorporation) to
                                                April 30, 2001       2001             2000           1999
Cash flows from operating activities:
Net  loss                                        $(12,985,580)   $ (1,672,242)   $  (911,339)   $  (833,835)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation  and  amortization                    487,178           71,627         53,992         54,412
  Loss  on  disposal of property  and  equipment      15,284                -         12,874              -
  Disposal and write-down of other assets            126,800                -              -              -
  Issuance of compensatory stock
   options/warrants                                  367,213           88,134         28,613          1,560
  Issuance of stock below fair market value          695,248                -              -              -
  Issuance of stock for services rendered          1,190,209          121,368         22,400         56,925
  Contribution of capital through services
   rendered by stockholders                          216,851                -              -              -
  Changes  in  operating  assets  and  liabilities:
     Prepaid expenses and other current assets       (83,373)         (12,308)       (10,191)       (41,349)
     Accounts payable and accrued expenses           343,303         (134,196)      (109,650)       (32,212)
     Net cash used in operating activities        (9,626,867)      (1,537,617)      (913,301)      (794,499)
Cash flows from investing activities:
 Purchase of property and equipment                 (543,107)        (240,246)       (17,664)       (13,795)
 Proceeds from sale of property and equipment         15,457                -              -              -
 Purchase of other assets                           (557,299)         (77,212)       (34,377)       (91,462)
 Net cash used in investing activities            (1,084,949)        (317,458)       (52,041)      (105,257)

The accompanying notes are an integral part of these financial statements

                    SYNTHETIC BLOOD INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                   STATEMENTS OF CASH FLOWS- CONTINUED
   For Each of the Three Years ended April 30, 2001 and For the Period
           May 26, 1967 (Date of Incorporation) to April 30, 2001

                                              Period from
                                              May 26, 1967
                                           (incorporation) to
                                             April 30, 2001       2001             2000           1999
Cash flows from financing activities:
 Proceeds from stockholder debt               $    977,692    $         -    $          -    $    61,900
 Repayments of amounts due to stockholders        (121,517)             -               -              -
 Proceeds from issuance of notes payable           275,248        135,000               -        140,248
 Proceeds from issuance of convertible
   debentures                                      811,000              -               -              -
 Payments on short-term notes payable              (58,812)        (2,175)        (56,637)             -
 Payments on long-term debt                       (238,971)             -         (84,227)      (154,744)
 Payments on capital lease obligation              (52,338)             -               -              -
 Proceeds from exercise of stock options           106,757        106,757               -              -
 Proceeds from common stock not
  issued  at  year-end                              94,231              -       2,535,471              -
 Contribution of capital from stockholders          40,700              -               -              -
 Proceeds from issuance of common stock         13,128,724        400,000       3,844,113        305,150
     Net cash provided by financing activities  14,962,714        639,582       6,238,720        352,554
     Net increase (decrease) in cash and
       cash   equivalents                       4,250,898      (1,215,493)      5,273,378       (547,202)
Cash and cash equivalents, beginning of period          -       5,466,391         193,013        740,215
Cash and cash equivalents, end of period      $ 4,250,898      $4,250,898     $ 5,466,391     $  193,013
Cash paid for:
      Interest                                $   127,030      $    1,070         $15,882     $   20,395
       Taxes                                  $     8,740      $      800     $     1,250     $      800

The accompanying notes are an integral part of these financial statements

                    SYNTHETIC BLOOD INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                   STATEMENTS OF CASH FLOWS-CONTINUED
   For Each of the Three Years ended April 30, 2001 and For the Period
           May 26, 1967 (Date of Incorporation) to April 30, 2001

Supplemental information:
During fiscal 2000:
  Exchange of $1,200,000 stock subscription receivable for common stock subscription of 9,000,000 shares, of which 4,500,000 shares ($600,000) were not issued and paid as of April 30, 2000.

  The  Company  issued  10,000  shares  of  common  stock   in
  satisfaction of a interest expense liability in which the Company recognized an expense of $13,600.

  The Company permitted the exercise of 400,000 options of unregistered common stock at a $0.10 exercise price in satisfaction of $40,000 in related party notes payable. The company paid an unrelated third party for services with 200,000 shares of common stock, recognizing an expense of $22,400.

During fiscal 2001:
  The Company cancelled the balance of the stock subscription receivable of $600,000 and the related 4,500,000 shares of common stock due to nonpayment.

The Company issued 6,649,452 shares of its common stock for deposits received in fiscal 2000.

The accompanying notes are an integral part of these financial statements.

                    SYNTHETIC BLOOD INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                      NOTES TO FINANCIAL STATEMENTS
                       April 30, 2001 and 2000

NOTE A - GENERAL

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage - The Company has not commenced its planned principal operations, and there have been no significant revenues, therefore it is considered a "Development Stage
Enterprise".

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

Patents - Patent costs are being amortized over the lesser of the remaining life of the patent or the estimated useful life of the related product, ranging from eight to ten years. Patent costs totaled $234,121 and $230,464, net of accumulated amortization of $138,370 and $94,815, at April 30, 2001 and 2000, respectively.
The Company evaluates recoverability of patents on at least an annual basis by comparing the estimated resale value of the patents to the remaining carrying values. An adjustment to the carrying value of the patent rights would be made if the estimated resale value of the patents is determined to be insufficient to recover such value.

                    SYNTHETIC BLOOD INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                NOTES TO FINANCIAL STATEMENTS-CONTINUED
                       April 30, 2001 and 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

  Loss Per Share - Basic loss per share, which includes no dilutive securities, is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding for that particular period. In contrast, diluted loss per share considers the potential dilution that could occur from other financial instruments that would increase the total number of outstanding shares of common stock. Potentially dilutive securities, however, have not been included in the diluted loss per share computation because their effect is antidilutive.

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

  Reclassifications - Certain amounts as previously reported have been reclassified to conform with the 2001 presentation.

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

                    SYNTHETIC BLOOD INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

                NOTES TO FINANCIAL STATEMENTS-CONTINUED
                       April 30, 2001 and 2000

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

  Stock-Based Compensation - The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure provisions of Statement of Financial Accounting Standards 123, "Accounting for Stock-based Compensation" ("SFAS 123"). SFAS 123 requires proforma disclosures of net loss and net loss per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

NOTE C - COMMITMENTS AND CONTINGENCIES

  Litigation - The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company's financial statements.

NOTE D - NOTES PAYABLE

Notes payable consist of the following at April 30:
                                           2001          2000
Installment contract payable, secured by
 unearned insurance premiums, payable in
 monthly installments of $10,700 through
 September 2001                            $  42,358     $  44,534

Promissory note bearing interest at 8% per
 annum, payable in monthly principal and
 interest installments of $11,745 through
 April 19, 2002                              135,000             -
                                           $ 177,358     $  44,534

                    SYNTHETIC BLOOD INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

               NOTES TO FINANCIAL STATEMENTS-CONTINUED
                       April 30, 2001 and 2000

NOTE E - STOCKHOLDERS' EQUITY

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

During fiscal 1999, the Company issued 4,265,022 shares of unregistered common stock for $305,150; these shares were issued at a share price ranging from $0.07 to $0.11.

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

During fiscal 2000, the Company issued 12,676,714 shares
of unregistered common stock to third party investors for $3,045,837 at share prices ranging from $0.06 to $0.75 and 75,000 shares of unregistered common stock to related parties for $6,000; these shares were issued at a share price of $0.08. The Company issued 5,457,871 options with the sale of the above stock with exercise prices ranging from $0.11 to $1.00.

During fiscal 2000, the Company issued 2,831,260 shares of unregistered commonstock to third party investors in connection with the exercise of options for $551,970 with a range of exercise prices from $0.07 to $0.14. The Company also issued 400,000 shares of unregistered common stock to related parties in connection with the exercise of options for $40,000, at an exercise price of $0.10.

                    SYNTHETIC BLOOD INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

               NOTES TO FINANCIAL STATEMENTS-CONTINUED
                       April 30, 2001 and 2000

NOTE E-  STOCKHOLDERS' EQUITY - Continued

  During  fiscal  2000, 400,000 options were exercised into
  unregistered common stock  in satisfaction  of  $40,000 in related
  party  notes  payable.   The options  had an exercise price of
  $0.10.

  During fiscal 2000, the Company sold 9,000,000 shares of common stock at $0.13 per share in exchange for a promissory note of $1,200,000 payable in 12 equal monthly installments of $100,000, commencing in April 2000.The note has been recorded as a stock subscription receivable and has been presented in the stockholders' equity section of the accompanying Balance Sheet for amounts not received prior to the filing of this report.

  During fiscal 2000, the Company received $2,500,000 in deposits for 6,500,000 shares of unregistered common stock that were committed to be issued at April 30, 2000, of which 1,900,000 shares were issued subsequent to year-end at a share price of $.385. The Company received an additional $35,471 in deposits for the exercise of 394,452 shares of unregistered common stock that were committed to be issued at April 30, 2000 and were issued subsequent to year-end at share prices ranging from $0.07 to $0.14.

  During fiscal 2001, the Company issued 244,819 shares of unregistered common stock to unrelated parties for services rendered. The Company recognized an expense of $121,368 representing the fair value of the stock at the date of issuance.

  During fiscal 2001, the Company issued 6,649,452 shares of unregistered common stock in satisfaction of deposits received prior to April 30, 2000. The shares were issued at prices ranging from $0.07 to $0.3846.

  During fiscal 2001, the Company issued 1,172,978 shares of unregistered common stock to third party investors in connection with the exercise of stock options for $106,757 with a range of exercise prices from $0.07 to $0.14.

  During  fiscal  2001,  the  Company  cancelled  its   stock
  subscription receivable of $600,000 and the related 4.5 million common shares of stock.

                    SYNTHETIC BLOOD INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

               NOTES TO FINANCIAL STATEMENTS-CONTINUED
                       April 30, 2001 and 2000

NOTE F - STOCK OPTIONS AND WARRANTS

  In September 1999, the Company's Board of Directors approved the 1999 Stock Plan ("the 1999 Plan") which provides for the granting of incentive and nonstatutory stock options to employees, directors and consultants to purchase up to 4,000,000 shares of the Company's common stock. The 1999 Plan was approved by shareholders on October 10, 2000. Options granted under the 1999 Plan are exercisable at various dates up to four years and have expiration periods of generally ten years. At April 30, 2001 there were 4,131,472 stock options outstanding, of which 2,445,000 stock options had been issued under the 1999 Plan.

  The following table summarizes certain information related to the Company's stock options as of April 30:

                              2001                  2000
                                 Exercise                Exercise
Outstanding,           Options    Price     Options       Price
 beginning of year   3,165,000    $  0.13    900,000    $  0.13
Granted              1,105,666       0.32  2,265,000       0.13
Exercised             (139,194)      0.08          -          -
Outstanding
  end of year        4,131,472    $  0.18  3,165,000    $  0.13

  The following table summarizes information about stock options outstanding at April 30, 2001.

Options Outstanding
                             Weighted    Weighted
   Range of                   Average     Average
   Exercise       Number     Remaining    Exercise
   Prices       Outstanding     Life       Price

  $0.01- $0.80    4,131,472    8.57       $  0.18

                    SYNTHETIC BLOOD INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

               NOTES TO FINANCIAL STATEMENTS-CONTINUED
                       April 30, 2001 and 2000

NOTE  F  -  STOCK OPTIONS AND WARRANTS -

  Continued At April 30, 2001,approximately 2,129,167 stock options were exercisable. As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. During the year ended April 30, 2001, the Company issued options to non-employees at exercise prices below the fair market value of
  the   Company's   common  stock.  The  Company   has   recorded
  compensation expense based on the intrinsic value of such options at the date of grant. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, the Company's net loss and net loss per share would have been the pro forma amounts indicated below:

                                      Years ended April 30,
                                2001            2000          1999

Actual net loss           $ (1,672,242)   $  (911,339)   $ (833,835)
Pro forma net loss        $ (2,120,000)   $  (937,906)   $ (882,635)

Actual net loss per share       $(0.02)        $(0.01)       $(0.02)
Pro forma net loss per share    $(0.02)        $(0.01)       $(0.02)

  The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 5.39% for 2001, 6.12% for 2000, and 6.00% for 1999; volatility of 162%
  for 2001, 152% for 2000, and 90% for 1999; zero dividend yield for all years; and expected lives of 1 to 10 years.
  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which
  have  no  vesting restrictions and are fully transferable.   In
  addition, option valuation models require the input of highly subjective assumptions, including the expected stock price
  volatility.   Because the Company's employee stock options  and
  warrants have characteristics significantly different from those of traded options, and because changes in the subjective
  input   assumptions  can  materially  affect  the  fair   value
  estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE  F  -  STOCK OPTIONS AND WARRANTS - Continued

  During fiscal 2000, the Company issued approximately 5,450,000 warrants in connection with the

                    SYNTHETIC BLOOD INTERNATIONAL, INC.
                     (A Development Stage Enterprise)

               NOTES TO FINANCIAL STATEMENTS-CONTINUED
                       April 30, 2001 and 2000

  sale of stock, with  a  weighted  average
  exercise  price of $0.45. Also during fiscal 2000, the  Company
  issued   1,240,000  warrants  to  certain  directors  with   an
  exercise price of 80% of fair market value.

  The following table summarizes certain information related to the Company's stock warrants:

                                                       Exercise Price
                                           Shares        per Share
Warrants outstanding at April 30, 1999    2,619,827     $     0.28
  Granted                                 7,004,343           0.39
  Exercised                              (3,631,260)          0.17
  Terminated                                (60,000)          0.20

Warrants outstanding at April 30, 2000    5,932,910           0.41
  Exercised                              (1,033,784)          0.09
  Terminated                             (2,150,000)          0.90

Warrants outstanding at April 30, 2001    2,749,126     $     0.14


NOTE  G  -  INCOME TAXES

  No provision for federal and state income
  taxes has been recorded as the Company has incurred net operating losses through April 30, 2001. At April 30, 2001, the Company has net operating loss carryforwards available to offset future taxable income for federal tax purposes of approximately $12 million; such carryforwards expire in various years through 2021. Deferred tax assets of approximately $4.5 million at April 30, 2001 include the effects of these net operating loss carryforwards, and research and development credit carryforwards. The Company has provided a valuation allowance to offset all deferred tax assets due to the uncertainty of realization.

NOTE  H  - RELATED PARTIES

  During fiscal 2001, 2000 and 1999, the Company recorded expenses of approximately $12,400, $5,800 and $70,500, respectively, for services provided by a company in which an officer of the Company has a controlling interest.