Form 10QSB
period 2001-07-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2001-09-12
CIK 34956

SYNTHETIC BLOOD INTERNATIONAL, INC.

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2001

Commission File Number 2-31909

SYNTHETIC BLOOD INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

New Jersey 22-3067701

(State of Incorporation) (IRS Employer ID Number)

3189 Airway Avenue, Building C, Costa Mesa, California 92626

(Office of Principal Executive Office)

714-427-6363

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

YES (X) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2001.

87,350,309 shares of common stock par value $0.01

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	July 31,	April 30,
	2001	2001
	(Unaudited)
Current Assets:
Cash and cash equivalents	$ 4,009,613	$ 4,250,898
Note receivable from director	30,000	30,000
Prepaid expenses	80,780	83,373

Total Current Assets	4,120,393	4,364,271

Property and Equipment, net	366,187	243,904
Patents, net	245,445	234,121

	$ 4,732,025	$ 4,842,296

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes Payable	$ 181,319	$ 177,534
Accounts payable	129,499	87,256
Accrued liabilities	81,842	79,454

Total Current Liabilities	392,660	344,068
Stockholders' Equity:
Common Stock, par value $.01 per share; authorized 100,000,000 shares; issued and outstanding 87,350,309 and 84,474,547	873,503	844,745
Deposits on common stock	-	94,231
Additional paid-in capital	16,968,812	16,544,832
Deficit accumulated during development stage	(13,502,950)	(12,985,580)

Total Stockholders' Equity	4,339,365	4,498,228

	$ 4,732,025	$ 4,842,296

See accompanying notes to financial statements

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Accumulated
During the	Three Months Ended	Three Months Ended
Development	July 31,	July 31,
Stage	2001	2000
(Unaudited)
Expenses:
Research and development	$ 4,529,057	$ 316,881	$ 116,504

General and administrative	9,275,375	245,991	227,306

Interest	169,461	2,917	808

Total Expenses	13,973,893	565,789	344,618

Other Income	(470,943)	(48,419)	(90,935)

NET LOSS	$ (13,502,950)	$ (517,370)	$ (253,683)

NET LOSS PER SHARE, BASIC AND DILUTED		$ (0.006)	$ (0.003)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		85,139,699	81,917,908

See accompanying notes to financial statements

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS
Accumulated
During
Development	Three Months Ended July 31,	Three Months Ended July 31,
Stage	2001	2000
(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (13,502,700)	$ (517,370)	$ (253,683)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	512,226	25,048	6,812
Loss on disposal of property and equipment	15,284	-	-
Disposal and write-down of other assets	126,800	-	-
Compensatory stock options/warrants issued	367,213	-	-
Issuance of stock below market value	695,248	-	-
Contribution of capital through services rendered by stockholders	216.851	-	-
Issuance of stock for services rendered	1,190,209	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(81,030)	2,593	24,832
Accounts payable and accrued expense	387,934	44,631	15,091
Net cash used in operating activities	(10,071,965)	(445,098)	(206,948)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(680,782)	(137,675)	(99,242)
Proceeds from the sale of equipment	15,457	-	-
Purchase of other assets	(578,279)	(20,980)	(20,389)
Net cash used in investing activities	(1,243,604)	(158,655)	(119,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of common stock options and warrants	13,593,988	358,507	52,336
Repayments of amounts due stockholders	(121,517)	-	-
Proceeds from stockholder notes payable	977,692	-	-
Contribution of capital by stockholder	40,700	-	-
Proceeds from common stock not yet issued	94,231	-	-
Proceeds from stock subscription	-	-	400,000
Proceeds from notes, debentures and lease obligations	1,160,248	74,000	-
Payments on notes and lease obligations	(420,160)	(70,039)	(22,234)
Net cash provided by financing activities	15,325,182	362,468	430,102

Net change in cash and cash equivalents	4,009,613	(241,285)	103,523
Cash and cash equivalents, beginning of period	-	4,250,898	5,466,391

Cash and cash equivalents, ending of period	$ 4,009,613	$ 4,009,613	$ 5,569,914

Cash paid for:
Interest	$ 129,947	$ 2,917	$ 808
Taxes	$ 14,380	$ 5.640	$ 1,250

See accompanying notes to financial statements

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at July 31, 2001, and the results of its operations for the three month periods ended July 31, 2001 and 2000 and its cash flows for the three month periods ended July 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

Certain amounts as previously reported have been reclassified to conform with the 2001 presentation.

The financial statements included herein should be read in conjunction with the financial statements of the Company, included in the Company's Annual Report on Form 10-K for the year ended April 30, 2001 filed with the Securities and Exchange Commission on July 26, 2001.

STOCKHOLDERS' EQUITY

During the three months ended July 31, 2001, the Company issued 245,000 shares of common stock for $0.385 per share. The net proceeds received in connection with these shares, $94,227, were received during fiscal year 2000. These proceeds were presented as deposits on common stock in the accompanying balance sheet as of April 30, 2001.

During the three months ended July 31, 2001, the Company issued 1,000,000 shares of common stock for $0.133 per share.

During the three months ended July 31, 2001 the Company issued 1,630,762 shares of common stock resulting from the exercise of previously issued stock warrants. The shares were issued at a weighted-average price of $0.135 per share. The proceeds received in connection with the exercise of the warrants were $358,507.

SYNTHETIC BLOOD INTERNATIONAL, INC

(A Development Stage Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company's Annual Report on Form 10K for the year ended April 30, 2001 and the filings made with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Three months ended July 31, 2001 and 2000:

The Research and Development expenses for the three-month period ended July 31, 2001 were $316,881 compared to $116,504 for the same period in the prior year. This increase is attributed to an increase in wages, salaries and contract that reflects the substantial increase in research and development activities over the comparable period in 2000.

General and Administrative expenses for the three-month period ended July 31, 2001 were $245,991, compared to $227,306 for the same period in the prior year. Payroll expenses increased $8,000 during the three-months ended July 31, 2001 along with increases in outside consulting expenses of $18,000 and insurance expenses of $8,000. These increases were offset by decreases in general office expenses of $8,000 and travel expenses of $5,000 from the same three-month period in 2000.

The net loss for the three months ended July 31, 2001 was $517,370, compared to a net loss of $253,683 for the same period in the prior year. Although, as noted above, expenses increased $221,171 during the three-month period ended July 31, 2001 over the comparable period in 2000, the Company's net loss increased $263,687 due to an decrease in other income of $42,516 attributed to reduced interest income earned on the Company's cash balances because of falling interest rates and smaller invested balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since September 1990, when the current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of July 31, 2001, the Company had $4,120,393 in total current assets and working capital of $3,727,733. The Company has invested excess working capital in short-term money market investment instruments. The Company believes its cash and cash equivalents at July 31, 2001 will be sufficient to meet its liquidity needs for the next 18 months.

The Company is in the pre-clinical trial stage in the development of its products. These products must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials. This additional development and testing and, if approved, the FDA required clinical testing will require significant additional financing. Management is actively pursuing private and institutional financing as well as strategic alliances and/or joint venture agreements to assist the Company in acquiring the necessary additional financing, although there are no commitments as of July 31, 2001. If the Company raises additional funds through the issuance of equity securities, the percentage ownership of existing stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences and privileges senior to those of the common stock.

There can be no assurance that FDA approval will be granted, if and when it is applied for one or more of the Company's products, or that necessary funding will be obtained. The Company does not have any firm commitments for additional capital as of July 31, 2001.

Financial Condition

July 31, 2001 compared to April 30, 2001:

Cash used in operating activities during the three-month period ended July 31, 2001 was $445,098 compared to $206,948 for the comparable period of the prior year, an increase of $238,150. Operating activities consisted primarily of product research and development and the general operation of corporate office.

Cash used in investing activities during the three-month period ended July 31, 2001 was $158,655 compared to $119,631 for the comparable period of the prior year. Investing activities consisted primarily of the purchase of equipment and expenditures related to the patent rights.

Cash provided by financing activities during the three-month period ended July 31, 2001 was $362,468 compared to $430,102 for the comparable period of the prior year. Financing activities consisted primarily of the sale of common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk.

Part II-Other Information

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

1. During June 2001, the Company issued 245,000 shares of common stock at $.385 per share to one individual, whom the Company reasonably believes was an accredited investor.

2. During May 2001, warrants were exercised for the purchase of 110,000 shares of common stock at a weighted average exercise price $0.115 per share by two individuals. During June 2001, warrants were exercised for the purchase of 121,429 shares of common stock at a weighted average exercise price $0.14 per share by three individuals. In addition, during July 2001, warrants were exercised for the purchase of 1,399,333 shares of common stock at a weighted average exercise price $0.14 per share by fifteen individuals.

3. In May 2001, the Company issued options pursuant to the 1999 Stock Option Plan to four outside directors. Each director was issued an option to purchase 10,000 shares of common stock at an exercise price of $0.255 per share. The options expire in ten years.

4. During June 2001, the Company issued options to two individuals for the purchase of a total of 12,500 shares of common stock at $0.01 per share. The options are for a term of five years.

The registrant relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended ("1933 Act") for the transactions described above to issue the common stock.. No commissions or fees were paid on the transaction and the Company had a prior existing relationship with the purchasers who had access to information regarding the Company. Restrictive legends were placed on the common stock certificates.

5. During July 2001, the Company issued 1,000,000 shares pursuant to Regulation S for a price of $0.133 per share or a total of $133,000.

6. Subsequent to the date of this report, in August 2001, pursuant to Regulation S, the Company issued options to one individual for the purchase of 5,500,000 shares of common stock. 3,500,000 options are exercisable at $0.133 per share and 2,000,000 options are exercisable at $0.60 per share. The options are only exercisable following a recapitalization of the Company for a period of one year.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matter to a Vote of Security Holders.

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

1. Stock Option Agreement, June 6 2001 with Robert Skalnik Attached

2. Stock Option Agreement, June 6, 2001 with James Reavis Attached

3. Stock Option Agreement, August 23, 2001 with Andreas Camenzind Attached

4. Stock Option Agreement, August 23, 2001 with Andreas Camenzind Attached

(b) Reports on Form 8-K:

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(Registrant)

September 11, 2001 /s/ David H. Johnson

(Date) David H. Johnson, Chief Financial Officer