Form 10-Q
period 2001-10-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2001-12-12
CIK 34956

SYNTHETIC BLOOD INTERNATIONAL, INC.

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

☒ Q	UARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2001

Commission File Number 2-31909

SYNTHETIC BLOOD INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-3067701
(State of Incorporation)	(IRS Employer ID Number)

3189 Airway Avenue, Building C, Costa Mesa, California 92626
(Office of Principal Executive Office)

714-427-6363
(Registrant’s telephone number, including area code)

          Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

YES  ☒    NO  ☐

and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒    NO  ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2001.

87,767,245 shares of common stock par value $0.01

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)

BALANCE SHEETS

	October 31, 2001	April 30, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 3,496,526	$ 4,250,898
Note receivable from director	30,000	30,000
Prepaid expenses	57,791	83,373

Total Current Assets	3,584,317	4,364,271
Property and Equipment, net	402,454	243,904
Patents, net	238,527	234,121

	$ 4,225,298	$ 4,842,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$ 118,799	$ 177,358
Accounts payable	151,088	87,256
Accrued liabilities	79,454	79,454

Total Current Liabilities	349,341	344,068

Stockholders’ Equity:
Common Stock, par value $.01 per share; authorized 100,000,000 shares; issued and outstanding 87,767,245 and 84,474,547	877,672	844,745
Deposits on common stock	—	94,231
Additional paid-in capital	17,023,013	16,544,832
Deficit accumulated during development stage	(14,024,728)	(12,985,580)

Total Stockholders’ Equity	3,875,957	4,498,228

	$ 4,225,298	$ 4,842,296

See accompanying notes to financial statements

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Accumulated During the Development Stage	Three Months Ended October 31,		Six Months Ended October 31,
		2001	2000	2001	2000
	(Unaudited)	(Unaudited)		(Unaudited)
Expenses:
Research and development	$ 4,783,412	$350,444	$182,594	$ 667,325	$285,038
General and administrative	9,577,754	206,290	416,927	452,280	658,293
Interest	172,611	3,150	262	6,067	1,070

Total Expense	14,533,777	559,884	599,783	1,125,672	944,401
Other Income	(509,049)	(38,106)	(91,333)	(86,524)	(182,268)

NET LOSS	$(14,024,728)	$(521,778)	$(508,450)	$ (1,039,148)	$(762,133)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.006)	$(0.006)	$ (0.012)	$(0.009)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		87,595,032	86,706,915	86,367,366	84,312,412

See accompanying notes to financial statements

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	Accumulated During Development Stage	Six Months Ended October 31,
		2001	2000
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,024,728)	$(1,039,148)	$ (762,133)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	539,461	52,283	37,079
Loss on disposal of property and equipment	15,284	—	—
Disposal and write-down of other assets	126,800	—	—
Compensatory stock options/warrants issued	367,213	—	—
Issuance of stock below market value	695,248	—	—
Contribution of capital through services rendered by stockholders	216,851	—	—
Issuance of stock for services rendered	1,190,209	—	112,298
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(57,791)	25,582	47,592
Accounts payable and accrued expense	407,134	63,831	(4,276)

Net cash used in operating activities	(10,524,319)	(897,452)	(569,440)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(734,557)	(191,450)	(162,362)
Amount due stockholder	—	—	(20,000)
Proceeds from the sale of equipment	15,457	—	—
Purchase of other assets	(581,088)	(23,789)	(22,902)

Net cash used in investing activities	(1,300,188)	(215,239)	(205,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of common stock options and warrants	13,746,590	416,878	452,038
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Contribution of capital by stockholder	40,700	—	—
Proceeds from notes, debentures and lease obligations	1,086,248	74,000	—
Payments on notes and lease obligations	(408,680)	(132,559)	(44,534)

Net cash provided by financing activities	15,321,033	358,319	407,504

Net change in cash and cash equivalents	3,496,526	(754,372)	(367,200)
Cash and cash equivalents, beginning of period	—	4,250,898	5,466,391

Cash and cash equivalents, ending of period	$ 3,496,526	$3,496,526	$5,099,191

Cash paid for: Interest	$ 133,097	$ 6,067	$ 1,070

Taxes	$ 14,380	$ 5,640	$ 1,250

See accompanying notes to financial statements

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

          The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at October 31, 2001, and the results of its operations for the three month and six month periods ended October 31, 2001 and 2000 and its cash flows for the six month periods ended October 31, 2001 and 2000. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

          Certain amounts as previously reported have been reclassified to conform with the 2001 presentation.

          The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2001 filed with the Securities and Exchange Commission on July 26, 2001.

2.	STOCKHOLDERS’ EQUITY

          During the three months ended October 31, 2001 the Company issued 416,936 shares of common stock resulting from the exercise of previously issued stock warrants. The shares were issued at a weighted-average price of $0.14 per share. The proceeds received in connection with the exercise of the warrants were $58,371.

ITEM2.MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company’s Annual Report on Form 10K for the year ended April 30, 2001 and the filings made with the Securities and Exchange Commission.

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

          Potential risks and uncertainties include, but are not limited to: an inability to achieve results from the pre-clinical studies which are determined to merit requesting FDA approval to begin clinical trials for one or more of the Company’s products; an inability to receive FDA approval to begin clinical trials for one or more of its products; an inability to enter into or maintain the future strategic collaborative relationships the Company believes are essential to further develop and commercialize the Company’s products; uncertainties associated with the lengthy and complicated testing and regulatory approval process, in particular the risk that the Company’s products, assuming pre-clinical tests are successful, may be found ineffective during clinical trials, if any, or the Company is unable to obtain the necessary regulatory approvals to commercialize these products; uncertainties associated with obtaining and enforcing patents for the Company’s products and technology; the risks of infringing patents held by other parties; uncertainties associated with changing or new technology; difficulties in scaling up manufacturing operations to commercial scale and in obtaining raw materials in a quantity and at prices necessary to produce profitable products; an inability to have the Company’s products manufactured by future strategic partners or contract manufacturing companies; and failure to obtain market acceptance, significant market share, or third party reimbursement at profitable price levels.

          Significant risks and uncertainties are associated with the Company’s ability to obtain the required financing to develop its products. The Company’s projected capital requirements are based on the expectation that strategic partners will assume further development and regulatory costs for each product during Phase II clinical trials and thereafter. If that does not happen, the amount of financing the Company will be required to raise could increase substantially. If the Company is unable to raise adequate financing, it may be required to delay, scale-back, or eliminate one or more product development programs, or sell the rights to certain technologies or products.

RESULTS OF OPERATIONS

Three months ended October 31, 2001 and 2000:

          The Research and Development expenses for the three-month period ended October 31, 2001 were $350,444 compared to $182,594 for the same period in the prior year. This increase is attributed to an increase in wages, salaries and contract consulting of $148,000 and an increase in lab supplies of $18,000. These increases reflect the substantial increase in product research and development activities over the comparable period in 2000.

          General and Administrative expenses for the three-month period ended October 31, 2001 were $206,290 compared to $416,927 for the same period in the prior year. This decrease was the result of one-time expenditures in 2000 for outside professional services. Legal services decreased $20,000, consulting services decreased $83,000, marketing research decreased $34,000 and investor relations expenses decreased $59,000.

          The net loss for the three months ended October 31, 2001 was $521,778, compared to a net loss of $508,450 for the same period in the prior year. Although, as noted above, operating expenses decreased $39,899 during the three-month period ended October 31, 2001 over the comparable period in 2000, the Company’s net loss increased $13,328 due to an decrease in other income of $53,227, attributed to reduced interest income earned on the Company’s cash balances because of falling interest rates and smaller invested balances.

Six months ended October 31, 2001 and 2000:

          The Research and Development expenses for the six-month period ended October 31, 2001 were $667,325, compared to $285,038 for the same period in the prior year. The addition of new lab equipment and increased research activity during the six-month period October 31, 2001 caused wages and contract salaries to increase $345,000, laboratory supplies to increase $15,000 and equipment depreciation to increase $16,000, over the comparable period in 2000.

          General and Administrative expenses for the six-month period ended October 31, 2001 were $452,280, compared to $658,293 for the same period in the prior year. This decrease was the result of one-time expenditures in 2000 for outside professional services. Consulting services decreased $92,000, marketing research and promotion expenses decreased $69,000 and investor relations expenses decreased $59,000.

          The net loss for the six-month period ended October 31, 2001 was $1,039,148 compared to $762,133 for the same period in the prior year. Although operating expenses increased $181,271, as discussed above, the Company’s total loss for the six-months ended October 31, 2001 increased $277,015 due to a decrease in other income of $95,744, attributed to reduced interest income earned on the Company’s cash balances because of falling interest rates and smaller invested balances.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has financed its operations since September 1990, when the current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of October 31, 2001, the Company had $3,584,317 in total current assets and working capital of $3,234,976. The Company has invested excess working capital in short-term money market investment instruments. The Company believes its cash and cash equivalents at October 31, 2001 will be sufficient to meet its liquidity needs for the next 12 months.

          The Company is in the pre-clinical trial stage in the development of its products. These products must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials. This additional development and testing and, if approved, the FDA required clinical testing, will require significant additional financing. Management is actively pursuing private and institutional financing as well as strategic alliances and/or joint venture agreements to assist the Company in acquiring the necessary additional financing.

          If the Company raises additional funds through the issuance of equity securities, the percentage ownership of existing stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences and privileges senior to those of the common stock.

          There can be no assurance that FDA approval will be granted, if and when it is applied for one or more of the Company’s products, or that necessary funding will be obtained.

          During the three-month period ended October 31, 2001, the Company entered into separate agreements with Abacus Ventures, LLC and with Stephen R. Lairmore for services relating to the introduction of the Company to prospective financing sources and to advise, review, assist and/or negotiate financing transactions for the Company.

          Abacus will be paid a quarterly retainer of $5,000 and will receive 20,000 options to purchase the Company’s common stock at $0.195 per share. In addition, Abacus will receive a fee for a successful financing transaction with any entity or person introduced to the Company by Abacus. The fee, of which up to 50% can be payable in the Company’s common stock at the Company’s option, is computed as follows:

5% of the first $1 million of consideration
4% of consideration between $1 million and $2 million
3% of consideration between $2 million and $3 million
2% of consideration between $3 million and $4 million
1% of consideration in excess of $4 million.

          Mr. Lairmore will receive a non-refundable retainer of $10,000 and will receive a fee of 4% of the Gross Proceeds of any funding actually received from a Funder introduced to the Company by Mr. Lairmore. In addition the Company will grant Mr. Lairmore warrants exercisable within 7 years to purchase shares of the Company’s common stock equal to 4% of the shares provided to the Funding Source in consideration of the funding at an exercise price equal to the price per share to be paid for similar stock by the Funder.

          The Company does not have any firm commitments for additional capital as of October 31, 2001.

Financial Condition

October 31, 2001 compared to April 30, 2001:

          Cash used in operating activities during the six-month period ended October 31, 2001 was $897,452 compared to $569,440 for the comparable period of the prior year, an increase of $328,012. Operating activities consisted primarily of product research and development and the general operation of corporate office.

          Cash used in investing activities during the six-month period ended October 31, 2001 was $215,239 compared to $205,264 for the comparable period of the prior year. Investing activities consisted primarily of the purchase of equipment and expenditures related to the patent rights.

          Cash provided by financing activities during the six-month period ended October 31, 2001 was $358,319 compared to $407,504 for the comparable period of the prior year. Financing activities consisted primarily of the sale of common stock.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

          None

Item 2.    Changes in Securities.

          During September 2001, pursuant to previously executed stock option agreements, the Company issued the following options for the purchase of the Company’s common stock:

3,500,000 options with an exercise price of $0.133
2,000,000 options with an exercise price of $0.60
14,286 options with an exercise price of $.01

          During September 2001, pursuant to an agreement with a financial advisor, the Company issued warrants for the purchase of 20,000 shares of the Company’s common stock at an exercise price of $0.195 per share.

          During September 2001, warrants were exercised for the purchase of 416,936 shares of common stock at an exercise price $0.14 per share by four individuals.

          The registrant relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended (“1933 Act”) for the transactions described in the above paragraph. Restrictive legends were placed on the common stock certificates. The issuance was made in a private transaction with no public solicitation and no commissions or fees were paid on the transactions.

Item 3.    Defaults Upon Senior Securities.

          None

Item 4.    Submission of Matter to a Vote of Security Holders.

          None

Item 5.    Other Information

          The Company filed an S-1 Registration Statement that became effective on September 12, 2001, registering 12,806,630 shares of the Company’s common stock for selling shareholders. The Company will not receive any proceeds from any sales pursuant to the Registration Statement. The Company intends to keep this Registration Statement effective for a period of two years.

Item 6.    Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

1. Agreement dated September 17, 2001 with Abacus Ventures, LLC Attached

2. Agreement dated September 27, 2001 with Stephen R. Lairmore, Attached

          (b)  Reports on Form 8K:

None

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SY	NTHETIC BLOOD INTERNATIONAL, INC
(Re	gistrant)

12/12/01	/s/ DAVID H. JOHNSON
(Date)	David H. Johnson,
Chief Financial Officer