Form 10-Q
period 2002-01-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2002-03-15
CIK 34956

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January, 31, 2002

Commission File Number 2-31909

SYNTHETIC BLOOD INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

New Jersey (State of Incorporation)	22-3067701 (IRS Employer ID Number)

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

YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 31, 2002.

87,767,245 shares of common stock par value $0.01

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)

BALANCE SHEETS

	January 31, 2002	April 30, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,908,046	$4,250,898
Note receivable from director	30,000	30,000
Prepaid expenses	194,433	83,373

Total Current Assets	3,132,479	4,364,271
Property and Equipment, net	421,742	243,904
Patents, net	238,356	234,121

	$3,792,577	$4,842,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$177,979	$177,358
Accounts payable	140,655	87,256
Accrued liabilities	79,454	79,454

Total Current Liabilities	398,088	344,068
Stockholders’ Equity:
Common Stock, par value $.01 per share; authorized 100,000,000 shares; issued and outstanding 87,767,245 and 84,474,547	877,672	844,745
Deposits on common stock	—	94,231
Additional paid-in capital	17,023,013	16,544,832
Deficit accumulated during development stage	(14,506,196)	(12,985,580)

Total Stockholders’ Equity	3,394,489	4,498,228

	$3,792,577	$4,842,296

See accompanying condensed notes to financial statements

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Deficit Accumulated During the Development Stage	Three Months Ended January 31,		Nine Months Ended January 31,
		2002	2001	2002	2001
	(Unaudited)	(Unaudited)		(Unaudited)
Expenses:
Research and development	$5,166,330	$328,719	$234,760	$996,044	$519,799
General and administrative	9,694,774	172,398	257,194	623,499	915,486
Interest	177,851	4,060	—	11,307	1,070

Total Expense	15,038,955	505,177	491,954	1,630,850	1,436,355
Other Income	(532,759)	(23,710)	(85,004)	(110,235)	(267,271)

NET LOSS	$(14,506,196)	$(481,467)	$(406,950)	$(1,520,615)	$(1,169,084)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.005)	$(0.004)	$(0.018)	$(0.014)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		87,767,245	87,642,240	86,833,992	85,422,355

See accompanying condensed notes to financial statements

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	Deficit Accumulated During Development Stage	Nine Months Ended January 31,
		2002	2001
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,506,196)	$(1,520,615)	$(1,169,084)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	567,928	80,750	56,079
Loss on disposal of property and equipment	15,284	—	—
Disposal and write-down of other assets	126,800	—	—
Compensatory stock options/warrants issued	367,213	—	—
Issuance of stock below market value	695,248	—	124,698
Contribution of capital through services rendered by stockholders	216,851	—	—
Issuance of stock for services rendered	1,190,209	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(194,433)	(111,060)	(29,350)
Accounts payable and accrued expense	396,701	53,399	(78,501)

Net cash used in operating activities	(11,124,395)	(1,497,526)	(1,096,158)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(772,250)	(229,145)	(182,341)
Proceeds from the sale of equipment	15,457	—	—
Purchase of other assets	(590,979)	(33,680)	(29,039)

Net cash used in investing activities	(1,347,772)	(262,825)	(211,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of common stock options and warrants	13,746,590	416,878	506,758
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Contribution of capital by stockholder	40,700	—	—
Proceeds from notes, debentures and lease obligations	1,281,534	195,286	103,636
Payments on notes and lease obligations	(544,786)	(194,665)	(75,334)

Net cash provided by financing activities	15,380,213	417,499	535,060

Net change in cash and cash equivalents	2,908,046	(1,342,852)	(772,478)
Cash and cash equivalents, beginning of period	—	4,250,898	5,466,391

Cash and cash equivalents, end of period	$2,908,046	$2,908,046	$4,693,913

Cash paid for:
Interest	$138,336	$11,306	$1,070

Taxes	$15,660	$7,190	$16,192

See accompanying condensed notes to financial statements

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at January 31, 2002, and the results of its operations for the three month and nine month periods ended January 31, 2002 and 2001 and its cash flows for the nine month periods ended January 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

Certain amounts as previously reported have been reclassified to conform to the 2002 presentation.

The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2001 filed with the Securities and Exchange Commission on July 26, 2001.

2.    NOTES PAYABLE

During the nine months ended January 31, 2002, the Company used the proceeds from two loans from a financial institution to purchase additional laboratory equipment and to finance the Company’s Officers’ and Directors’ insurance premium. One note for $115,000 is payable over 12 months in equal installments of $10,055, including interest at 8%. The second note for $74,000 is payable over 12 months in equal installments of $6,450, including interest at 8.37%.

3.    STOCKHOLDERS’ EQUITY

During the nine months ended January 31, 2002, the Company issued 245,000 shares of common stock for $0.385 per share. The net proceeds received in connection with these shares of $94,231 were received during the year ended April 30, 2001. These proceeds were presented as Deposits on Common Stock in the accompanying balance sheet as of April 30, 2001.

During the three months ended January 31, 2002, the Company issued warrants for the purchase of 2,000,000 shares of the Company’s common stock to an investor at an exercise price of $0.20 per share. The warrants were issued to a significant shareholder for investor services provided to the Company. The warrants vest upon any new increase in the number of authorized common shares to be issued by the Company. The warrants have a term of one year from the date of vesting. Upon vesting of the warrants, the Company would be subject to compensation expense of approximately $180,000, which is based on the fair value of the warrants at the date of grant.

During the three months ended October 31, 2001, the Company issued warrants for the purchase of 5,500,000 shares of the Company’s common stock to an investor at exercise prices of $0.20 and $0.60 per share. The warrants were issued to a significant shareholder for investor services provided to the Company. The warrants vest upon any new increase in the number of authorized common shares to be issued by the Company. The warrants have a term of one year from the date of vesting. Upon vesting of the warrants, the Company would be subject to compensation expense of approximately $370,000, which is based on the fair value of the warrants at the date of grant.

During January 2002, the Company issued 40,000 options with an exercise price of $0.20 per share to its Directors in consideration of Director services rendered during the nine months ended January 31, 2002. In addition, two of the Company’s Directors resigned in January 2002. No compensation expense was recorded for these options in accordance with Accounting Principles Board # 25.

SYNTHETIC BLOOD INTERNATIONAL, INC
(A Development Stage Company)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2001 and the filings made with the Securities and Exchange Commission.

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

Significant risks and uncertainties are associated with the Company’s ability to obtain the required financing to develop its products. The Company’s projected capital requirements are based on the expectation that strategic partners will assume further development and regulatory costs for each product during Phase II clinical trials and thereafter. If that does not happen, the amount of financing the Company will be required to raise could increase substantially. If the Company is unable to raise adequate financing, it may be required to delay, scale-back, or eliminate product development programs, sell the rights to certain technologies or products.

RESULTS OF OPERATIONS

Three months ended January 31, 2002 and 2001

The Research and Development expenses for the three-month period ended January 31, 2002 were $328,719, compared to $234,760 for the same period in the prior year. This increase is attributed to an increase in wages, salaries and contract consulting of $75,000 during the current period, reflective of increased efforts in product research activities related to the Company’s three developmental products. Additionally, laboratory equipment purchases during the three months ended January 31, 2002 led to an increase in laboratory equipment depreciation of $6,000, over the comparable period in 2001.

General and Administrative expenses for the three-month period ended January 31, 2002 were $172,398, compared to $257,194 for the same period in the prior year. This decrease was the result of one-time expenditures in 2001 for the following outside professional services; legal services, $5,000; consulting services, $9,000; marketing research, $7,000; investor relations expenses, $36,000; and moving expenses, $7,000. In addition, the Company reduced office operating expenses $8,000 in 2002 and corporate state tax payments decreased $13,000 over the prior year.

The net loss for the three months ended January 31, 2002 was $481,467, compared to a net loss of $406,950 for the same period in the prior year. Although total expenses increased $13,223 during the three-month period ended January 31, 2002 over the comparable period in 2001, the Company’s net loss increased $74,517 due to a decrease in other income of $61,294, attributed to reduced interest income earned on the Company’s cash balances because of falling interest rates and smaller invested balances.

Nine months ended January 31, 2002 and 2001

The Research and Development expenses for the nine-month period ended January 31, 2002 were $996,044, compared to $519,799 for the same period in the prior year. A significant increase in research activity during the nine-month period January 31, 2002 caused wages and contract salaries to increase $421,000, laboratory supplies to increase $16,000 and laboratory rent to increase $11,000. The addition of new laboratory equipment during the nine months ended January 31, 2002 caused equipment depreciation to increase $22,000, over the comparable period in 2001.

General and Administrative expenses for the nine-month period ended January 31, 2002 were $623,499, compared to $915,486 for the same period in the prior year. This decrease was the result of one-time expenditures in 2001 for various outside professional services. These services consisted of consulting services of $63,000, marketing research and promotion expenses of $81,000, legal and accounting expenses of $13,000 and investor relations expenses of $95,000.

The net loss for the nine-month period ended January 31, 2002 was $1,520,615, compared to $1,169,084 for the same period in the prior year. Although total expenses increased $194,495 during the nine-month period ended January 31, 2002 over the comparable period in 2001, the Company’s total loss for the nine-months ended January 31, 2001 increased $351,531 due to a decrease in other income of $157,036. This decrease is attributed to reduced interest income earned on the Company’s cash balances due to falling interest rates and smaller invested balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since September 1990, when the current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of January 31, 2002, the Company had $3,132,479 in total current assets and working capital of $2,734,391. The Company has invested excess working capital in short-term money market investment instruments. The Company believes its cash and cash equivalents at January 31, 2002 will be sufficient to meet its liquidity needs for the next 14 months.

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

The Company does not have any firm commitments for additional capital as of January 31, 2002.

FINANCIAL CONDITION

January 31, 2002 compared to April 30, 2001

Cash used in operating activities during the nine-month period ended January 31, 2002 was $1,497,526, compared to $1,096,158 for the comparable period of the prior year, an increase of $401,368. Operating activities consisted primarily of product research and development and the general operation of corporate office. Cash used in operating activities is likely to continue at this level.

Cash used in investing activities during the nine-month period ended January 31, 2002 was $262,825, compared to $211,380 for the comparable period of the prior year. Investing activities consisted primarily of the purchase of laboratory equipment and expenditures related to the patent rights. The Company does not anticipate any significant capital expenditures for the fourth quarter ended April 30, 2002.

Cash provided by financing activities during the nine-month period ended January 31, 2002 was $417,499, compared to $535,060 for the comparable period of the prior year. Financing activities consisted primarily of the sale of common stock.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk.

Part II—Other Information

Item 1.    Legal Proceedings.

None

Item 2.    Changes in Securities.

During December 2001, the Company issued warrants for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share. The warrants will vest if and when shareholders approve a recapitalization of the Company.

During January 2000, the Company issued to each of its four Directors options to purchase 10,000 shares of common stock at $0.20 per share.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.
(Registrant)

3/15/02	/s/ DAVID H. JOHNSON
(Date)	David H. Johnson, Chief Financial Officer