Form 10-K
period 2002-04-30
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2002-07-26
CIK 34956

FORM 1O-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 1O-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2002

Commission File No. 2-31909

SYNTHETIC BLOOD INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

New Jersey	22-3067701
(State of Incorporation)	(IRS Employer I.D. Number)

3189 Airway Avenue, Building C, Costa Mesa, California 92626
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number and area code: (714) 427-6363

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

YES  ☒      NO  ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be continued, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

YES  ☒      NO  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, July 15, 2002: 88,577,245 shares of $.01 par value common stock. The aggregate market value of the shares held by non-affiliates of the registrant (assuming officers, directors and 10% shareholders are affiliates) was approximately $15,341,424 based on the closing bid price of the Registrants Common Stock on July 15, 2002 of $0.18 per share.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933. None of the above-listed documents are incorporated by reference.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed or implied by such forward-looking statements.

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

PART I

ITEM 1—BUSINESS

Synthetic Blood International, Inc. (“SBI” or the “Company”) is a development-stage company which is developing OXYCYTE, a proprietary synthetic blood substitute and FLUOROVENT, a liquid for assisting oxygen exchange in damaged or diseased lungs based upon perfluorocarbon (“PFC”) technology. In addition the Company has developed an implantable continuous reading glucose biosensor for diabetics. The Company is now in the preclinical stage and is completing activities necessary for the preparation of an Investigative New Drug Application (IND) with the United States Food and Drug Administration (“FDA”) to begin clinical testing of Oxycyte. After IND submissions to the FDA, the Company’s products will require extensive clinical testing before FDA approval may be granted. No assurance may be given that FDA approval will be granted.

The Company’s technology is based on research done by Dr. Leland C. Clark, Jr., a widely recognized, pioneering inventor and scientist. Dr. Clark, who is credited with developing the first blood oxygenator for open heart surgery as well as biomedical applications for perfluorocarbons and biosensors, was the Company’s Vice President of R&D until 1998.

The Company began conducting business in its current form in September 1990, shortly thereafter changed its name to Synthetic Blood International, Inc., and revised its business purpose to developing a line of blood substitutes.

MARKET

The Company’s lead products—OxycyteTM, FluoroventTM, and an implantable glucose biosensor—will compete in what the Company believes are four multibillion-dollar markets: blood substitutes, oxygen therapeutics, acute respiratory distress, and diabetes.

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

The third major force behind this search is the military’s desire for a blood substitute that can be stockpiled and used immediately when needed in battlefield conditions without special storage and matching of human donor blood. Current techniques for blood transfusions do not meet these requirements. Approximately 100 million units of human donor blood are collected annually worldwide. About 15 million units are collected in the US each year. The global market for blood substitutes has been estimated at $2-5 billion.

Oxygen Therapeutics

The availability of parenteral oxygen-carrying products for animal and clinical research has lead to the identification of potential new uses for products traditionally defined as blood substitutes. These uses, for example in ischemic conditions, specifically depend on the ability to deliver oxygen, not on a patient’s need for blood or blood components. These new uses include stroke, myocardial infarction, angioplasty, and malignant disease. In ischemic conditions, cell damage is caused by a lack of oxygen. In cancer, enhanced oxygen delivery is thought to make solid tumors, and possibly diffuse cancer cells, more susceptible to radiation and chemotherapy. Combined, these conditions affect 3-4 million people in the U.S. The company estimates these new uses for oxygen-carrying blood substitutes to constitute a multibillion-dollar market.

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

The incident of ARDS in the US is about 250,000 cases annually. While ARDS is the primary disease target for liquid ventilation at this time, SBI believes that it may also be beneficial in chronic obstructive pulmonary disease (COPD), a condition that occurs in 10 million people in the US. However, no research with liquid ventilaion in COPD has been done, and there are no assurances that any benefits can be shown. The company believes that the ultimate market for liquid ventilation is in the multibillion-dollar range.

Diabetes

Diabetes and its associated complications are among the most prevalent, costly diseases in the world. Its incidence is increasing at a significant rate. Diabetes affects men and women equally but occurs most frequently in the elderly. Direct costs are estimated at about $50 billion, almost 6% of the total personal healthcare expenditures in the US.

A ten year study, the Diabetes Control and Complications Trial (DCCT) sponsored by the National Institutes of Diabetes and Digestive and Kidney Diseases, showed that “tight diabetes control,” keeping blood sugar levels close to normal by frequent blood sugar testing, several daily insulin shots, and lifestyle changes, was associated with a major reduction in diabetic complications. These findings led the American Diabetes Association to recommend tight control as an important way to delay the onset and dramatically slow the progression of complications from diabetes.

People with diabetes measure their blood glucose levels by sticking a finger with a needle to obtain a blood drop that is placed on a test strip and analyzed by a portable instrument. Repeating this procedure several times a day becomes painful, leading many patients, especially the elderly, to perform the procedure infrequently. Furthermore, the accuracy of some blood glucose analyzers is poor. Newer finger stick devices are less painful, but monitoring compliance continues to be a major problem. A less invasive system for accurately measuring blood glucose on demand would increase glucose monitoring compliance and provide a better basis for tight diabetes control.

More than 16 million people, approximately half undiagnosed, are estimated to suffer from diabetes in the US. Between 600,000 and 700,000 new cases are diagnosed each year. About 800,000 diabetics are insulin-dependent. Mortality from diabetes and its associated complications is high; it is the seventh leading cause of death in the US. Globally, the incidence of diabetes is estimated at 120 million people. This number is projected by some experts to increase to over 500 million by 2025. While insulin-dependant diabetics are thought to have the greatest need for tight diabetic control, evidence is increasing that better control of blood glucose in type 2 diabetics also leads to a reduction in diabetic complications. The company estimates the global market for a less invasive glucose monitoring system to be a multibillion-dollar market.

TECHNOLOGY

The Company’s principal technologies—biomedical uses for perfluorocarbons and substrate analysis with biosensors—were conceptualized and advanced by Dr. Leland C. Clark, Jr. While his pioneering discoveries in these two areas spawned decades of research worldwide, Dr. Clark has been one of the most prolific contributors and has remained at the forefront of scientific advances in these areas, leading to the Company’s patented perfluorocarbon and biosensor technology platforms.

Perfluorocarbons in Biomedicine

Following an experiment showing that a mouse could live and breathe submerged in oxygen-saturated silicone oil, Dr. Clark showed in 1965 that animals could be kept alive submerged for several hours in oxygen-saturated perfluorocarbon liquids. These experiments suggested that perfluorocarbons might be useful in medicine, principally in liquid breathing and in blood substitutes, and in 1975, Dr. Clark was issued the first patent for an oxygen-carrying, perfluorocarbon-based blood substitute. Although the technology described in this patent was used by the Green Cross Corporation in Japan to develop and obtain FDA approval for Fluosol DA, Dr. Clark recognized that further research would be necessary before safe, effective perfluorocarbons could be identified. Since that time, a principal focus of his and SBI’s subsequent research has been the identification of optimal properties for biomedical perfluorocarbons, and the screening of numerous compounds.

Biosensor Substrate Analysis

In the mid-1950’s, Dr. Clark developed the first oxygen electrode. Ten years later, he applied for a patent describing enzyme-based biosensors that could accurately measure glucose, lactate, and other substrates. By 1974, Yellow Springs Instrument Company had developed and marketed the Clark glucose analyzer based on this technology. In the early 1980’s, Dr. Clark published studies with implanted glucose biosensors, and in the late 1980’s and early 1990’s, was issued several seminal patents on implanted glucose biosensors. Since then, research and development efforts at SBI have focused on optimizing performance and design characteristics of the implanted glucose biosensor.

PRODUCTS

FluoroventTM

FluoroventTM, a unique oxygen-carrying perfluorocarbon, has been selected for the treatment of ARDS after screening numerous available perfluorocarbons for optimal properties. When given as a liquid directly into the lungs, it acts as a surfactant and a highly effective medium for gas exchange, thus increasing pulmonary function and the diffusion of oxygen and carbon dioxide in respiratory distress.

Based on laboratory and animal studies thus far, the company believes that FluoroventTM has significant competitive advantages as a liquid ventilation treatment. Its boiling point and vapor pressure result in longer pulmonary retention without the need for continuous replacement of evaporated fluid, offering the potential for less costly, less time-intensive procedures. It does not contain bromine or chlorine and thus presents no environmental hazard. In animals, it does not produce a hyperinflated, noncollapsible lung condition seen with other perfluorocarbon liquids being tested. There can be no assurance any such advantages will be demonstrated in further animal studies, or in clinical trials, or that it will ever be marketed, sold or generate revenue for the Company.

OxycyteTM

SBI is developing OxycyteTM, an oxygen-carrying intravenous emulsion made from the same base perfluorocarbon in FluoroventTM. Blood gases such as oxygen and carbon dioxide are highly soluble in perfluorocarbons, making OxycyteTM an effective means of transporting oxygen to tissues and carbon dioxide to the lungs. In comparison to hemoglobin, the component of blood that binds with and transports oxygen, OxycyteTM can carry at least five times more oxygen. Additionally, perfluorocarbons are much more effective than hemoglobin at unloading oxygen at the tissue level. OxycyteTM is directed at the blood substitute and oxygen therapeutics markets. There can be no assurance any such advantages will be demonstrated if Oxycyte enters clinical trials, or that it will ever be marketed, sold or generate revenue for the Company.

Implanted Glucose Biosensor

SBI has developed an implanted glucose biosensor to monitor blood glucose without the need for finger sticks. Termed a biosensor because it utilizes an enzyme specific for glucose, SBI believes it will provide glucose measurement significantly more accurate than possible from current portable measuring devices. Once implanted in subcutaneous tissue during a simple outpatient procedure, the biosensor provides continuous, accurate monitoring of glucose levels. A radio frequency signal from the implanted biosensor is transmitted to an external receiving device the size of a pager that displays glucose levels as a digital readout, has high and low glucose alarms, and stores data for downloading at the physician’s office. The external device can also be programmed to monitor glucose according to a preset schedule, eliminating the monitoring compliance problem and providing the data necessary for tight glucose control. Ultimately, it is intended the biosensor will be linked to an insulin pump, creating a closed-loop mechanical pancreas. It is anticipated the implant life of the biosensor will exceed one year. There can be no assurance any such advantages will be demonstrated if the biosensor enters clinical trials, or that it will ever be marketed, sold or generate revenue for the Company.

OTHER PRODUCTS

Biosensors

SBI has identified potential new applications for its biosensor technology in the following areas:

•	Clinical analysis of other biochemical substrates

•	In-process analysis in bulk biotechnology and chemical synthetic processes

•	Veterinary medicine

There is, however, no assurance that any products for these markets will ever be marketed or generate revenue for the Company.

MARKETING/BUSINESS STRATEGY

Three important elements to the Company’s strategy are:

Minimize Fixed Expenses

The Company’s strategy is to minimize fixed expenses by staffing only as necessary to meet the Company’s goals, minimize fixed expenses, and utilize contract services where possible to assist the Company in its goal to move quickly and maximize the return and progress from invested funds.

Partnering

SBI intends to partner as early as possible with global and/or national pharmaceutical and medical device companies to attain additional funding, commercial-scale manufacturing capabilities, and maximum global market penetration for the Company’s products. While major partnerships many times are not consummated until clinical trials are under way, SBI has begun to systematically identify and meet with interested and appropriate candidate companies. The Company has not entered into any partnership arrangements and there can be no assurance it will enter into such arrangements in the future.

Market Entry

A final important element of the Company’s strategy deals with the timing of market entry. The Company’s current product markets—liquid ventilation, blood substitutes, oxygen therapeutics, and implantable biosensors—are new and will require considerable effort and money to develop. If SBI is not the first company to market these products, the Company believes it should benefit from the investment made by the competition, and its future strategy will be to enter established markets and capture market share with superior products that have significant competitive advantages. Additionally, SBI intends to be selective in picking the most appropriate corporate marketing partner for each product.

COMPETITION

FluoroventTM

SBI is aware of only one other company developing a liquid ventilation product. Alliance Pharmaceuticals, who is also developing PFC based products, completed a Phase III study with their liquid ventilation product (which contains a different PFC than Fluorovent) in adults with ARDS last year. The study failed to meet the primary efficacy endpoints of mortality and days on the ventilator, and Alliance has suspended further liquid ventilation studies.

OxycyteTM

Nine other companies in addition to SBI are believed to be developing oxygen-carrying blood substitutes. Five—Apex Bioscience, Biopure, Enzon, Hemosol, and Northfield Laboratories—are developing hemoglobin-based products and three—Alliance Pharmaceutical, Sonus and Sanquine—are developing a perfluorocarbon-based product. Sonus has announced it will divest it’s PFC technology. Alliance, Hemosol, Biopure, and Northfield are in Phase III clinical trials. Baxter recently terminated clinical trials with HemAssist, their bovine hemoglobin product.

Implanted Glucose Sensor

Historically, the critical issues that have confronted the development and commercialization of effective, less-invasive glucose monitoring systems include stable sensor life, accuracy through a wide glucose range, inappropriate biological ratios of oxygen and glucose to optimally drive enzyme biosensors, and biocompatibility. Many research groups and companies have attempted to resolve these problems with varying success.

SBI is aware of over 20 other companies that have or are developing less invasive glucose monitoring systems. Two, Mini-Med and Cygnus, are marketing wearable devices in the U.S. that withdraw and test interstitutial fluid. Mini-Med has recently been acquired by Medtronic for $3.7 billion dollars. Biocontrol Technology is marketing a similar product in Europe with no apparent plans to enter the U.S. market. Two companies are developing devices for hospital or office use. Eight companies are testing interstitutial fluid-directed devices in clinical trials, and two companies are testing completely implanted systems in human studies.

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

PATENTS/INTELLECTUAL PROPERTY

Perfluorocarbon products:

SBI has four issued U.S. (5,674,913; 5,824,703; 5,840,767; 56,167,887) and two Australian (690,277; 720,712) perfluorocarbon patents that protect the use of perfluorocarbons of interest to the Company as gas transport agents in blood substitutes and liquid ventilation. Additionally, through an exclusive supply agreement with the Company’s perfluorocarbon supplier, SBI benefits from eight perfluorocarbon manufacturing process patents that further protect the perfluorocarbons with which the Company is working.

Biosensor:

The Company has three issued U.S. biosensor patents (5,914,026; 5,964,993 6,343,225) and two Australian biosensor patents (720,712; 734,003) that protect what the Company believes are important design features of the Company’s implanted glucose biosensor and other biosensor applications, both medical and industrial. SBI has also exclusively licensed three fundamental biosensor patents issued to Dr. Clark that have been assigned to Children’s Hospital in Cincinnati.

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

GOVERNMENT REGULATION

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in the Company’s ongoing research and development activities. All of the Company’s products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state statutes and regulations also govern the Company’s impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope, which may significantly limit the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review, and discovery of previously unknown problems with such products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

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

Obtaining FDA approval is a costly and time-consuming process. Generally, in order to gain FDA pre-market approval, preclinical studies must be conducted in the laboratory and in animal model systems to gain preliminary information on an agent’s efficacy and to identify any major safety concerns. The results of these studies are submitted as a part of an application for an Investigational New Drug, IND, which the FDA must review and allow before human clinical trials can start. The IND includes a detailed description of the clinical investigations.

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

EMPLOYEES

On April 30, 2002, the Company employed 7 individuals, three of whom are scientific personnel, two are executives, one office manager/bookkeeper and one administrative assistant. None of its employees are currently represented by a union or any other form of collective bargaining unit.

ITEM 2—PROPERTIES

The Company owns no real property and currently leases its principal administrative and laboratory facilities at 3189 Airway Avenue, Building C, Costa Mesa, California 92626. In addition the company leases office and laboratory space at Kettering Research Center in Kettering, Ohio. The current monthly rent is approximately $10,700 per month.

ITEM 3—LEGAL PROCEEDINGS

None

ITEM 4—SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended April 30, 2002 the Company solicited the written consent of its shareholders. The Company mailed a Consent Solicitation Statement for Shareholder Action by Written Consent on or about

March 8, 2002 soliciting the written consent of the shareholders on one proposal. There were issued and outstanding on February 15, 2002, the record date, approximately 87,767,245 shares of common stock.

The Proposal solicited the vote of the shareholders to approve an amendment to the Company’s Certificate of Incorporation (“Certificate”) to increase the authorized common stock to 200,000,000 shares. The Proposal received the following consents

For	72,329,182
Against	1,089,557
Abstain	126,780

The Proposal was adopted and ratified based on the above consents.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the OTC Electronic Bulletin Board. The over-the-counter quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. For the past two fiscal years, the minimum bid and highest ask prices as determined by Company records were as follows:

	2002		2001
Quarter	Low	High	Low	High
1st	$0.215	$0.54	$0.46	$1.01
2nd	$0.14	$0.30	$0.28	$0.68
3rd	$0.13	$0.51	$0.20	$0.53
4th	$0.23	$0.35	$0.21	$0.45

During the fiscal year ended April 30, 2002, the Company issued 245,000 shares of common stock for $0.385 per share. The net proceeds received in connection with these shares, $94,227, were received during fiscal year 2000. These proceeds were presented as deposits on common stock in the accompanying balance sheet as of April 30, 2001.

Also during the fiscal year ended April 30, 2002, the Company issued 2,857,698 shares of common stock resulting from the exercise of previously issued stock warrants. The shares were issued at a weighted-average price of $0.137 per share. The proceeds received in connection with the exercise of these warrants were $404,278.

During fiscal 2002, the Company issued 1,000,000 shares of common stock for cash proceeds of $133,000.

The sale and issuance of each of the transactions referenced above were deemed to be exempt transactions under Section 4(2) of the Securities Act of 1933, as transactions by an issuer not involving any public offering. In each of the referenced transactions appropriate legends were placed on the certificates issued to the purchasers.

During the year ended April 30, 2002 the Company issued warrants for the purchase of 12,500,000 shares of the Company’s common stock to two financial consultants at exercise prices ranging from $.013 to $0.60 per share. The warrants were issued for stock placement services provided to the Company. The warrants have terms of one and three years from the date of vesting. The warrants became fully vested on April 10, 2002, when the stockholders’ approved an increase to the authorized number of common stock shares to 200 million. In connection with the issuance of these warrants, the Company recorded compensation expense of $1,524,915, which is included in general and administrative expenses in the statement of operations for the year ended April 30, 2002.

In addition, the Company issued warrants for the purchase of 46,786 shares of the Company’s common stock to consultants at exercise prices ranging from $0.01 to $0.19 per share. These warrants were issued for general management services to the Company and have a term of five years and are fully vested. The company recorded compensation expense of $10,385 in fiscal 2002 related to the issuance of these warrants.

As of April 30, 2002 the approximate number of registered holders of the Common stock of the Company was 1,180. To the best knowledge of management, the Company has never paid dividends since the date of its incorporation. The Company does not expect to declare or pay dividends in the foreseeable future.

ITEM 6—SELECTED FINANCIAL DATA

	April 30, 2002	April 30, 2001	April 30, 2000	April 30, 1999	April 30, 1998
Statement of Operations data:
Other Income	$130,288	$331,019	$16,141	$23,994	$3,069
Total expenses	$3,618,101	$2,003,261	$927,480	$857,829	$1,284,101
Net loss	$(3,487,813)	$(1,672,242)	$(911,339)	$(833,835)	$(1,281,032)

Weighted average number of shares outstanding, basic and diluted	87,198,320	86,401,830	65,365,438	51,388,471	46,000,749
Net loss per share, basic and diluted	$(0.04)	$(0.02)	$(0.01)	$(0.02)	$(0.03)

Balance Sheet data:
Cash	$2,442,015	$4,250,898	$5,466,391	$193,013	$740,215
Working capital	$2,352,474	$4,020,203	$5,592,016	$(348,339)	$(228,400)
Total assets	$3,275,820	$4,842,296	$6,199,651	$530,906	$985,914
Total liabilities	$179,078	$344,068	$345,440	$602,226	$531,340
Long-term debt	—	—	—	$47,327	$103,021
Stockholders’ equity	$3,096,742	$4,498,228	$5,854,211	$(118,647)	$351,553

ITEM 7—MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Stock-Based Compensation—The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees, “and has adopted the disclosure provisions of Statement of Financial Accounting Standards 123, “Accounting for Stock-based Compensation” (“SFAS 123”). SFAS 123 requires proforma disclosures of net loss and net loss per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

RESULTS OF OPERATIONS

FISCAL 2002 COMPARED TO FISCAL 2001

The Company is a development-stage company that is developing products in the medical field and therefore has no revenue from operations. Currently all operations relate to the research and development of the Company’s products discussed previously.

For the fiscal year ended April 30, 2002, Other Income decreased to $130,288 from $331,019 in the fiscal year ended April 30, 2001. Other Income consists principally of interest income on excess cash balances and this decrease is attributed to a reduction of the cash available for investment from fiscal 2001 to 2002.

General and Administrative expenses of $2,291,123 for fiscal year 2002 increased $1,071,271 or 88% over fiscal year 2001 expenses of $1,219,852. This increase is mainly the result of $1,549,000 of expense recognized from the issuance of stock warrants resulting from the sale of common stock in previous years. General office and operating expenses have remained fairly constant form fiscal 2001 to 2002.

Research and Development expenses increased 68% from $782,339 for the fiscal year ended April 30, 2001, to $1,313,382 for the fiscal year ended April 30, 2002. The Company has substantially increased its research and development activities as the result of cash made available from capital investment in previous years. The increased expenditures were made principally in research wages and consulting services.

Interest expense increased to $13,596 in fiscal year ended April 30, 2002 from $1,070 for fiscal year ended April 30, 2001. This increase resulted from the Company’s financing of purchased research equipment through short-term notes payable.

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

QUARTERLY RESULTS OF OPERATIONS

The following table presents the Company’s operating results for each of the eight fiscal quarters in the period ended April 30, 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Form 10K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Form 10K.

STATEMENTS OF OPERATIONS DATA

	Three Months Ended
	July 31, 2000	October 31, 2000	January 31, 2001	April 30, 2001	July 31, 2001	October 31, 2001	January 31, 2002	April 30, 2002
Research and development expenses	$109,841	$175,197	$234,760	$262,541	$316,881	$350,444	$328,719	$317,338
General and administrative expenses	233,969	424,324	257,194	304,365	245,991	206,290	172,398	1,666,444
Interest expense	808	262	—	—	2,917	3,150	4,060	3,469

Total expenses	344,618	599,783	491,954	566,906	565,789	559,884	505,177	1,987,251
Other (Income) Expense	(90,333)	(91,333)	(85,004)	(63,747)	(48,419)	(38,106)	(23,710)	(20,053)

NET LOSS	$(253,683)	$(508,450)	$(406,950)	$(503,159)	$(517,370)	$(521,778)	$(481,467)	$(1,967,198)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.003)	$(0.006)	$(0.004)	$(0.003)	$(0.006)	$(0.006)	$(0.005)	$(0.022)
WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	81,917,906	86,706,915	87,642,240	88,900,661	85,139,699	87,595,032	87,767,245	88,328,144

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since September 1990, when current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of April 30, 2002 the Company had $2,531,552 in total current assets and working capital of $2,352,474 compared to $4,364,271 in total current assets and working capital of $4,020,203 as of April 30, 2001.

During the year ended April 30, 2002, the Company had a net decrease in cash and cash equivalents of $1,808,883, of which $1,897,869 was used in operations and $376,503 was used for investing activities, primarily for the purchase of additional laboratory equipment. These cash outflows were offset by cash provided from financing activities of $465,489. Cash provided by financing activities were primarily from the sale of common stock and the exercise of outstanding stock options and warrants. In addition the Company borrowed $189,817 for the purchase of laboratory equipment under a Promissory note and paid $261,606 to reduce existing short-term notes payable The Company does not have any lines of credit or other arrangements with lenders. The Company believes its existing cash should fund current operations for approximately 1 year.

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

RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report on Form 10-K. An investment in the Company’s common stock is very risky. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In such an event, the trading price of the Company’s common stock could decline, and you may lose part or all of your investment.

The Company expects to incur losses for the foreseeable future and may never achieve profitability.

The Company has incurred net losses since the business was revised in 1990 to develop a line of blood substitutes. Net losses were ($911,339) in 2000, ($1,672,242) in 2001 and ($3,487,813) in 2002. As of April 30, 2002, the accumulated deficit was ($16,473,393).

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

Chances for achieving profitability will depend on numerous factors, including success in:

•	developing and testing new product candidates;

•	receiving regulatory approvals;

•	manufacturing products;

•	marketing products; and

•	competing with products from other companies.

Many of these factors will depend on circumstances beyond the Company’s control. The Company expects to rely heavily on third parties with respect to many aspects of its business, including research and development, clinical testing, manufacturing and marketing. It cannot be assured the Company will ever become profitable.

The Company needs substantial additional financing to complete development and introduce products.

The costs to complete preclinical tests and to begin and complete the Company’s proposed clinical trials are very high. It is expected existing capital resources will satisfy capital requirements through approximately April 2003. However, substantial additional financing will be needed to begin and continue clinical trials on its products. Currently there are no commitments for any additional financing. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants and there can be no assurance additional financing will be received. Future capital requirements will depend on many factors, including:

•	results of preclinical tests;

•	results of any clinical trials;

•	continued scientific progress in the research and development program;

•	the time and cost involved in obtaining regulatory approvals;

•	future collaborative relationships;

•	competing technological and market developments;

•	patient costs; and

•	the cost of manufacturing.

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

The development of product candidates is subject to the significant risks of failure which are inherent in the development of new pharmaceutical products and products based on new technologies. These risks include:

•	delays in preclinical testing, product development, clinical testing or manufacturing;

•	unplanned expenditures for product development, clinical testing or manufacturing;

•	failure of the product candidates to have the desired effect or an acceptable safety profile;

•	failure to receive regulatory approvals;

•	emergence of superior or equivalent products;

•	inability to manufacture on our own, or through others, product candidates on a commercial scale;

•	inability to market products due to third-party proprietary rights;

•	inability to find collaborative partners to pursue product development; and

•	failure by future collaborative partners to successfully develop products.

Research and development efforts may not result in any commercially viable products if those risks materialize.

Commercialization of products depends on collaborations with others. If the Company is unable to find collaborators in the future, it may not be able to develop products.

The Company’s strategy for the research, development and commercialization of products requires it to enter into contractual arrangements with corporate collaborators, licensors, licensees and others. The Company does not have the funds to develop products and intends to depend on collaborators to develop products. Currently there are no contractual arrangements with any corporate collaborators, licensors, licensees or others to develop products. Even if collaborative partners are found, it may not be possible to completely control the amount and timing of resources future collaborative partners will devote to products. The Company intends to seek collaborative arrangements for Oxycyte, Fluorovent and implantable glucose biosensor to help cover the cost of development, however, there is no assurance this will be successful. If collaborative relationships or other sources of financing cannot be found, the Company may not be able to continue development programs and may be forced to sell assets, including technology, to raise capital.

Dependence on collaborative arrangements with third parties subjects the Company to a number of risks. These future collaborative arrangements may not be on terms favorable to the Company. Agreements with collaborative partners typically allow partners significant discretion in electing whether to pursue any of the planned activities. The Company cannot control the amount and timing of resources collaborative partners may devote to the product candidates, and partners may choose to pursue alternative products. Partners may not perform their obligations as expected. Business combinations or significant changes in a collaborative partner’s business strategy may adversely affect a partner’s willingness or ability to complete its obligations under the arrangement. Moreover, the Company could become involved in disputes with partners, which could lead to delays or termination of development programs with them and time-consuming and expensive litigation or arbitration. Even if the Company fulfills its obligations under a collaborative agreement, a partner can terminate the agreement under certain circumstances. If any collaborative partner were to terminate or breach an agreement with it, or otherwise fail to complete its obligations in a timely manner, chances of successfully commercializing products would be materially and adversely affected.

If clinical trials for the Company’s products are unsuccessful or delayed, the stock price may decline.

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

If there is progress to beginning clinical trials, completion of clinical trials may take several years or more. The start of and rate of completion of clinical trials may be delayed by many factors, including:

•	unsuccessful preclinical testing results;

•	lack of efficacy during the clinical trials;

•	unforeseen safety issues;

•	slower than expected rate of patient recruitment;

•	government or regulatory delays;

•	inability to adequately follow patients after treatment; or

•	inability to manufacture sufficient quantities of materials for use in clinical trials.

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

The Company’s product candidates are in preclinical development, and the Company has not submitted investigational new drug applications to commence clinical trials involving these products. Preclinical development efforts may not be successfully completed and the Company may not file any investigational new drug applications. If there is progress to clinical trials, any delays in, or termination of, clinical trials will materially and adversely affect development and commercialization timelines, which would cause the stock price to decline. Any of these events would also seriously impede the ability to obtain additional financing.

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

If the Company’s products are not accepted by the market, it is not likely to generate significant revenues or become profitable.

Even if the Company obtains regulatory approval to market a product, products may not gain market acceptance among physicians, patients, healthcare payors and the medical community. The degree of market acceptance of any pharmaceutical product that is developed will depend on a number of factors, including:

•	demonstration of clinical efficacy and safety;

•	cost-effectiveness;

•	potential advantages over alternative therapies;

•	reimbursement policies of government and third-party payors; and

•	effectiveness of our marketing and distribution capabilities.

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

The Company is highly dependent on the principal members of its scientific and management staff. In order to pursue product development, marketing and commercialization plans, the Company will need to hire personnel with experience in clinical testing, government regulation, manufacturing, marketing and finance. The Company may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among high technology enterprises, including biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. Most of the Company’s scientific and management staff does not have employment contracts. If the Company loses any of these persons, or is unable to attract and retain qualified personnel, business, financial condition and results of operations may be materially and adversely affected.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. The Company is aware of several pharmaceutical and biotechnology companies that are actively engaged in research and development in areas related to the Company’s products. Most of these companies have commenced clinical trials. Many of these companies are addressing the same diseases and disease indications.

Many of these companies and institutions, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staffs. In addition, many of these competitors, either alone or together with their collaborative partners, have significantly greater experience in:

•	developing products;

•	undertaking preclinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of products; and

•	manufacturing and marketing products.

Developments by others may render the Company’s product candidates or technologies obsolete or noncompetitive. The Company faces and will continue to face intense competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies for establishing relationships with academic and research institutions and for licenses of proprietary technology. These competitors, either alone or with their collaborative partners, may succeed in developing technologies or products that are more effective than those the Company has.

If the Company’s intellectual property does not adequately protect product candidates, others could compete more directly against the Company, which would hurt profitability.

Success depends in part on the Company’s ability to:

•	obtain patents or rights to patents;

•	protect trade secrets;

•	operate without infringing upon the proprietary rights of others; and

•	prevent others from infringing on its proprietary rights.

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

In addition to patents, the Company relies on trade secrets and proprietary know-how. Protection is sought, in part, through confidentiality and proprietary information agreements. These agreements may not provide meaningful protection or adequate remedies for technology in the event of unauthorized use or disclosure of confidential and proprietary information. Failure to protect proprietary rights could seriously impair the Company’s competitive position.

If third parties claim the Company is infringing their intellectual property rights, it could suffer significant litigation or licensing expenses or be prevented from marketing its products.

The areas in which the Company has focused research and development have a number of competitors. This has resulted in a number of issued patents and still-pending patent applications. Patent applications in the United

States are, in most cases, maintained in secrecy until patent issue. The publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made. Commercial success depends significantly on the Company’s ability to operate without infringing the patents and other proprietary rights of third parties. The Company’s technologies may infringe the patents or violate other proprietary rights of third parties. In the event of such infringement or violation, the Company may be prevented from pursuing product development or commercialization.

The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights. The defense and prosecution of intellectual property suits, U.S. Patent and Trademark Office interference proceedings and related legal and administrative proceedings in the United States and internationally involve complex legal and factual questions. As a result, such proceedings are costly and time-consuming to pursue and their outcome is uncertain. Litigation may be necessary to:

•	enforce patents that we own or license;

•	protect trade secrets or know-how that we own or license; or

•	determine the enforceability, scope and validity of the proprietary rights of others.

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

The Company’s stock price could continue to be highly volatile and investors may not be able to resell shares at or above the price paid for them.

The market price of the Company’s common stock, like that of many other life sciences companies, has been highly volatile and is likely to continue to be highly volatile. The following factors, among others, could have a significant impact on the market price of the common stock:

•	the results of preclinical tests and future clinical trials or those of future collaborators or competitors;

•	evidence of the safety or efficacy of products or the products of competitors;

•	the announcement by the Company or its competitors of technological innovations or new products;

•	developments concerning patents or other proprietary rights or those of future competitors, including litigation or patent office proceedings;

•	loss of key personnel;

•	governmental regulatory actions;

•	changes or announcements in reimbursement policies;

•	agreements with future collaborators;

•	period-to-period fluctuations in operating results;

•	market conditions for life science stocks in general; and

•	changes in estimates of performance by securities analysts.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data as required by this item are set forth in a separate section of this report.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURES

None

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The directors, officers and key employees of the Company are as follows:

Name	Age	Position
Roger A. Ekbom	75	Chairman of the Board
Robert W. Nicora	62	President and Chief Executive Officer Director
David Johnson	55	Chief Financial Officer
Howard Jones	65	Director
Richard Kiral, Ph.D	61	Vice President, Research and Development
Douglas Kornbrust, Ph.D.	51	Consultant Director, PreClinical Toxicology & Pharmacology
James Reavis	66	Consultant Director of Marketing

DIRECTORS AND EXECUTIVE OFFICERS

Howard Jones, Ph.D., is Chairman of the Board of Directors. Dr. Jones’ most recent position was president of the biopharmaceutical business unit of Curative Health Services where he was responsible for R&D, licensing, and manufacturing of wound healing technology that incorporates growth factors from patient blood. He has more than 30 years of experience in directing research and development of drugs at Revlon, Bristol-Myers Squibb, Amylin Pharmaceuticals, and Cypros Pharmaceuticals, a company he co-founded. He started his career at Merck where he discovered Clinoril, a drug for the treatment of rheumatoid arthritis that has annual sales of $400,000,000. He has had more than 84 patents issued for his biopharmaceutical developments.

Roger A. Ekbom is Vice Chairman of the Board of Directors. Mr. Ekbom was Chief Executive Officer from 1991 to March 1998 and has extensive experience with medical device companies including managing companies from startup through full development and subsequent sales. He is the founder and former President of Cardio Vista Systems, Inc., and founder and Chairman of Tronomed, Inc. From 1976 until 1993, Mr. Ekbom was the Vice President of and a major stockholder in Respiratory Support Products, Inc. and Tronomed International, Inc. Mr. Ekbom was formerly the general manager of a division of Becton Dickinson, an international medical device company, and of Marion Scientific, a subsidiary of Marion Laboratories. Mr. Ekbom graduated from the University of Minnesota.

Robert W. Nicora became the President, Chief Executive Officer and Director on March 1, 1998. Mr. Nicora has BS in chemistry, five years of graduate study in biochemistry and medical sciences, and over 30 years of experience in various laboratory, management and regulatory positions with pharmaceutical and medical device companies. While at McGaw Laboratories, he was responsible for the development and FDA approval of hetastarch, a synthetic blood expander, now marketed by DuPont Pharma. He led the team that evaluated a joint partnership with Green Cross to develop their perfluorocarbon blood substitute, Fluosol. From 1994 through March 1998, he was director of scientific and regulatory services with Quintiles, the world’s largest global contact pharmaceutical company. He has provided preclinical and clinical drug and device consulting services to a number of startup biomedical companies.

David H. Johnson, CPA, is Chief Financial Officer. Mr. Johnson has over 25 years of financial and administrative management experience, including President and Chief Financial Officer of FirstPlus Bank. Previously Mr. Johnson was a regional partner at McGladrey and Pullen, a major public accounting firm. Mr. Johnson has a BA in accounting and is a certified public accountant.

KEY EMPLOYEES AND CONSULTANTS

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

James Kelly, management and financial advisor to the CEO. Mr. Kelly has more than 30 years of senior management experience in the healthcare industry including Becton Dickenson. Ha has managed 20 operating companies, and has initiated start-ups and negotiated acquisitions, joint ventures, licensing agreements, divestitures, and liquidations. He has also secured private and public financing for several businesses. He has served on the Boards of public and private companies, and has been a member of the American Management Association’s General Management Council for Growing Businesses.

Robert Kaufman, PhD, scientific and management consultant. Dr. Kaufman, who holds a PhD in chemistry, currently is the founder and President of Gateway Chemical Technology, a custom chemical development and manufacturing company. Previously, he was founding Vice President, R&D and then President of Hemagen where he was responsible for development and testing of their perfluorocarbon based blood substitute.

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

SBI currently employees 7 scientific consultants, most with PhD or MD degrees. Four previously held senior positions at competing blood substitute companies.

ITEM 11—EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned for services rendered in all capacities to the Company for the fiscal years ended April 30, 2002, 2001 and 2000, by the other most highly compensated executive officers of the Company (“Named Executive Officers. This information includes the dollar amount of base salaries, bonus awards, stock options and all other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

					Long-term Compensation Awards, Securities, Underlying Options/SARs	All Other Compensation (1)
		Annual Compensation
Name and Position	Year	Salary	Bonus	Other Awards Compensation
Robert Nicora	2002	146,333	—	—	—	27,159
President	2001	137,000	—	—	—	21,250
	2000	126,000		—	—	12,600
Richard Kiral	2002	144,833	—	—	—	18,397
Vice President ofProduct Development	2001	132,000	—	—	—	12,100
	2000	118,243	—	—	—	—

(1)	Mr. Nicora and Mr. Kiral received a $6,600 car allowance plus medical premiums paid for by the Company.

OPTION GRANTS

The Company adopted a stock option plan in October 1999, which was ratified by a vote of the shareholders during fiscal year ended April 30, 2001. The 1999 plan provides for the granting of incentive and non-qualified options to officers, directors, consultants and key employees to purchase up to 4,000,000 shares of the Company’s common stock at prices not less than the fair market value of the stock at the date of grant for incentive options. The total number of options issued under the Plan at April 30, 2002 were 1,685,000 with a weighted average exercise price of $0.264. The option expiration dates are determined at the date of grant, but may not exceed ten years.

In addition, the Company has issued options outside the Plan. At April 30, 2002 the total options non-qualified options outstanding were 2,450,000 with a weighted average exercise price of $0.136. The Company must record an expense equal to the intrinsic value (if any) of the options multiplied by the percent vested at the date the plan is ratified by the shareholders.

The following table summarizes certain information as of April 30, 2002 concerning the stock option grants to the Company’s Chief Executive Officer and the other Named Executive Officers made for the fiscal year ended April 30, 2002. No stock appreciation rights, restricted stock awards or long-term performance awards have been granted as of the date hereof and no options have been exercised.

Option Grants in Last Fiscal Year

	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation of Option Terms (1)
					5%	10%
Richard Kiral	75,000	37.5%	$0.30	February 2012	$14,150	$35,860

(1)
Each option listed in the table above was fully vested as of the date of grant and exercisable over a three-year period. The potential realizable value is calculated based on the ten-year tern of the option at the time of grant. It is calculated based on assumed annualized rates of stock price appreciation from the exercise price at the date of grant of 5% and 10% (compounded annually) over the full term of the grant with appreciation determined as of the expiration date. The 5% and 10% assumed rates of appreciation are mandated by the Securities and Exchange Commission and do not represent the Company’s estimate or projection of future common stock prices. Actual gains on, if any, on stock options exercised are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not be achieved.

Aggregate Options Exercised in Last Fiscal Year and Year End Option Values

	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options At Fiscal Year End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End Exercisable/ Unexercisable (1)
Robert Nicora	None	None	550,000/ 350,000	$ $	48,250/ 31,000
Richard Kiral	None	None	200,000/ 300,000	$ $	24,917/ 23,083

(1)	Based on the closing sale price on the OTC Bulletin Board on the last day of the 2002 fiscal year of $0.29 less the option exercise price payable per share.

DEFINED BENEFIT AND ACTUARIAL PLANS

The Company has not supplied Defined Benefits, or similar Pension, Benefit or Actuarial Plan Benefits to its Executive Officers.

COMPENSATION OF DIRECTORS

The company currently has two outside members of the board of directors after two other outside directors resigned during the fiscal year ended April 30, 2002. The two current members of the board received compensation of $7,000 each for fiscal year 2002. The two former board members received $4,500 and $9,000, respectively. In addition, each of the four outside directors received options to purchase 10,000 shares of common stock at $0.255 per share, and options to purchase 10,000 shares of common stock at $0.155 per share.

EMPLOYMENT CONTRACTS

On March 1, 1998 the Board of Directors approved a three-year employment contract with Robert W. Nicora, as President and Chief Executive Officer. Mr. Nicora’s base annual salary is $145,000 per year and includes an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $200,000 life insurance payable by the corporation and payable to a beneficiary named by the insured, and participation in the Company’s stock option plan with the grant of an option for 300,000 shares at signing and 150,000 shares to be granted annually. At the end of the contract, Mr. Nicora’s contract will renew automatically annually unless terminated by either party. Mr. Nicora’s employment agreement provides that he may, at his election, receive a severance payment equal to 299% of his average annual salary and bonuses received during the prior two-year period in the event of a change in control as defined. As of May 18, 1998 Mr. Nicora assumed the title of Chief Executive Officer.

On February 1, 2000 the Board of Directors approved a two-year employment contract with Richard Kiral, as Vice President of Product Development. Mr. Kiral’s base annual salary is $140,000 per year and includes an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $200,000 life insurance payable by the corporation and payable to a beneficiary named by the insured, and participation in the Company’s stock option plan with the grant of an option for 100,000 shares annually. The contract will renew automatically annually unless terminated by either party. Mr. Kiral’s employment agreement provides that he is to a minimum severance payment equal to 9 months of his annual salary period in the event of a change in control as defined.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

The Company does not presently have a Compensation Committee of the Board of Directors, or other Board Committees performing equivalent functions, and did not at any time during the last four years. The Board of Directors presently performs these functions and participated in deliberations concerning executive officer compensation during the last fiscal year. None of the Company’s executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth as of April 30, 2002 the stock ownership of all persons who, to the registrants knowledge, own of record and beneficially five (5%) per cent or more of its outstanding Common Stock, and for the officers and directors as a group.

MANAGEMENT OWNERS

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common Stock	Roger A. Ekbom (1)	1,910,920	2.09%
Common Stock	Robert W. Nicora (2)	942,858	1.03%
Common Stock	Howard Jones (3)	135,000.15%
Common Stock	David Johnson (4)	100,000.11%
Common Stock	Richard Kiral (5)	233,333.28%
All Directors and Officers as a group—5 persons		3,347,111	3.74%

(1)	Includes options to purchase 535,000 shares of common stock currently exercisable or exercisable within 60 days of July 31, 2002.
(2)	Includes options to purchase 550,000 shares of common stock currently exercisable or exercisable within 60 days of July 31, 2002.
(3)	Includes options to purchase 135,000 shares of common stock currently exercisable or exercisable within 60 days of July 31, 2002.
(4)	Includes options to purchase 100,000 shares of common stock currently exercisable or exercisable within 60 days of July 31, 2002.
(5)	Includes options to purchase 258,333 shares of common stock currently exercisable or exercisable within 60 days of July 31, 2002.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended April 30, 2002 the Company paid directors fees of $9,000 to Peso, Inc., a company controlled by Robert Larsen, a former Director and Officer of the Company.

During the fiscal year ended April 30, 2002 the Company issued options to purchase common stock to the following Officers of the Company under the Company’s 1999 Stock Option Plan:

Richard Kiral, Vice President	75,000 options at $0.30 per share expiring February 1, 2012

During fiscal 2002, the Company issued each of the four outside directors options to purchase 10,000 shares of common stock at $0.255 per share and options to purchase 10,000 shares of common stock at $0.155 per share. These options were issued under the Company’s 1999 Stock Option Plan

ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.    Documents Filed as a Part of This Report:

(1)    FINANCIAL STATEMENTS

(a)	Report of Independent Certified Public Accountants.

(b)	Balance Sheets as of April 30, 2002 and 2001.

(c)	Statements of Operations for each of the three years in the period ended April 30, 2002 and for the period May 26, 1967 (Date of Incorporation) to April 30, 2002.

(d)	Statements of Stockholders’ Equity for each of the three years in the period ended April 30, 2002 and for the period May 26, 1967 (Date of Incorporation) to April 30, 2002.

(e)	Statements of Cash Flows for each of the three years in the period ended April 30, 2002 and for the period May 26, 1967 (Date of Incorporation) to April 30, 2002.

(f)	Notes to the Financial Statements.

(2)    REPORTS ON 8K

None

INDEX TO EXHIBITS

	Exhibits Required by Item 601 of Regulation S-K	Exhibits to Prior Reports	Exhibits to This Year
3(a)(i)	Registrants Amended Articles of Incorporation		X
3(a)	Registrants Amended Articles of Incorporation	X
3 (b)	Specimen Form of Common Stock Certificate	X
4(a)	Stock Option Agreement between Robert Skalnik, January 12, 2001	X
4(b)	Stock Option Agreement between Robert Skalnik, December 29, 2000	X
4(c)	Stock Option Agreement between Robert Skalnik, December 29, 2000	X
4(d)	Stock Option Agreement between Robert Skalnik, December 29, 2000	X
4(e)	Stock Option Agreement between James Reavis, December 29, 2000	X
4(f)	Stock Option Agreement between James Reavis, January 12, 2001	X
4(g)	Stock Option Agreement between James Reavis, December 29, 2000	X
4(h)	Stock Option Agreement between James Reavis, December 29, 2000	X
4(i)	Stock Option Agreement between Joan Mahan, May 26, 2000	X
4(j)	Stock Option Agreement between Lane Martin, July 13, 2000	X
4(k)	Agreement dated September 17, 2001 with Abacus Ventures, LLC	X
4(l)	Agreement dated September 27, 2001 with Stephen R. Lairmore	X
4(m)	Stock Option Agreement between Andreas Camenzind, August 23, 2001		X
4(n)	Stock Option Agreement between Andreas Camenzind, August 23, 2001		X
4(o)	Stock Option Agreement between Andreas Camenzind, December 3, 2001		X
4(p)	Stock Option Agreement between Andreas Camenzind, March 1, 2002		X
10(a)	Agreement between the Registrant and Leland C. Clark, Jr., Ph.D. dated October 1, 1991 with amendments, Re: Assignment of Intellectual Property and Trade Secrets	X
10(b)	Agreement between the Registrant and Keith R. Watson, Ph.D., Re: Assignment of Invention	X
10(c)	Promissory Note from Roger Ekbom	X
10(d)	1999 Employee Stock Plan	X
10(e)	Children’s Hospital Research Foundation License Agreement	X

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SYNTHETIC BLOOD INTERNATIONAL, INC.

By:	/s/ ROBERT W. NICORA
Robert W. Nicora President & Chief Executive Officer

By:	/s/ DAVID H. JOHNSON
David H. Johnson Chief Financial Officer

Dated: 7/24/02

Pursuant to the requirements of Instruction D to Form 10-K under the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The following represent at least a majority of the Board of Directors of the Registrant.

Date		Name & Title

7/24/02	By:	/s/ ROGER A. EKBOM Roger A. Ekbom Vice Chairman of the Board of Directors

7/24/02	By:	/s/ ROBERT W. NICORA Robert W. Nicora President & Director Directors

7/24/02	By:	/s/ HOWARD JONES Howard Jones Chairman of the Board of Directors

Financial Statements and Report of
Independent Certified Public Accountants

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

April 30, 2002 and 2001

C O N T E N T S

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Synthetic Blood International, Inc.

We have audited the accompanying balance sheets of Synthetic Blood International, Inc. (a Company in the development stage) as of April 30, 2002 and 2001, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended April 30, 2002 and for the period from inception (May 26, 1967) to April 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetic Blood International, Inc. as of April 30, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2002 and for the period from inception (May 26, 1967) to April 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Irvine, California
June 18, 2002

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

April 30,

ASSETS

	2002	2001
CURRENT ASSETS:
Cash and cash equivalents	$2,442,015	$4,250,898
Note receivable from director	—	30,000
Prepaid expenses and other current assets	89,537	83,373

Total current assets	2,531,552	4,364,271

PROPERTY AND EQUIPMENT
Laboratory equipment	565,973	263,123
Furniture and fixtures	49,023	49,022
Leasehold improvements	12,099	3,825

	627,095	315,970
Less accumulated depreciation	(141,481)	(72,066)

Property and equipment, net	485,614	243,904

PATENTS, net	258,654	234,121

	$3,275,820	$4,842,296

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

BALANCE SHEETS—(Continued)

April 30,

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2002	2001
CURRENT LIABILITIES
Notes payable	$105,569	$177,358
Accounts payable	41,174	87,256
Accrued payroll	32,335	79,454

Total current liabilities	179,078	344,068

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, undesignated; authorized 10,000,000 shares; none issued or outstanding at April 30, 2002 and 2001, respectively	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; 88,577,245 and 84,474,547 shares issued and outstanding at April 30, 2002 and 2001, respectively	885,772	844,745
Deposits on common stock	—	94,231
Additional paid-in capital	18,684,363	16,544,832
Deficit accumulated during the development stage	(16,473,393)	(12,985,580)

Total stockholders’ equity	3,096,742	4,498,228

	$3,275,820	$4,842,296

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

For Each of the Three Years in the Period ended April 30, 2002 and For the Period
May 26, 1967 (Date of Incorporation) to April 30, 2002

	Period from May 26, 1967 (incorporation) to April 30, 2002	2002	2001	2000
EXPENSES
Research and development	$5,483,668	$1,313,382	$782,339	$224,023
General and administrative	11,362,397	2,291,123	1,219,852	687,575
Interest	180,140	13,596	1,070	15,882

Total expenses	17,026,205	3,618,101	2,003,261	927,480

OTHER INCOME (primarily interest)	(552,812)	(130,288)	(331,019)	(16,141)

NET LOSS	$(16,473,393)	$(3,487,813)	$(1,672,242)	$(911,339)

NET LOSS PER SHARE—
Basic and diluted		$(0.04)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—Basic and diluted		87,198,320	86,401,830	65,365,438

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Years Ended April 30, 2002 and for the Period
May 26, 1967 (Date of Incorporation) to April 30, 2002

	Common Stock		Additional paid-in capital	Stock subscription receivable	Deposits on common stock	Deficit accumulated during the development stage	Total stockholders’ equity (deficit)
	Number of shares	Amount
BALANCES, May 26, 1967	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	36,292,293	362,923	5,809,831	—	—	—	6,172,754
Issuance of common stock upon conversion of debentures	1,401,399	14,014	818,234	—	—	—	832,248
Issuance of common stock to employees and compensatory options	218,800	2,188	81,312	—	—	—	83,500
Issuance of common stock for services rendered	324,175	3,242	49,350	—	—	—	52,592
Issuance of common stock to officers to retire shareholder loans	1,044,450	10,444	177,556	—	—	—	188,000
Common stock issued in conjunction with funding agreements and services rendered	5,376,365	53,764	883,160	—	—	—	936,924
Common stock issued upon conversion of notes payable	4,766,820	47,668	637,607	—	—	—	685,275
Issuance of warrants	—	—	190,406	—	—	—	190,406
Exercise of warrants	1,305,000	13,050	117,450	—	—	—	130,500
Contributions of capital for cash and services rendered	—	—	65,700	—	—	—	65,700
Contribution of capital by shareholders	—	—	581,818	—	—	—	581,818
Issuance of common stock	4,265,022	42,650	262,500	—	—	—	305,150
Issuance of common stock for services rendered	320,000	3,200	53,725	—	—	—	56,925
Stock options granted	—	—	1,560	—	—	—	1,560
Net loss	—	—	—	—	—	(10,401,999)	(10,401,999)

Balances at April 30, 1999	55,314,324	553,143	9,730,209	—	—	(10,401,999)	(118,647)

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

For the Three Years Ended April 30, 2002, and for the Period
May 26, 1967 (Date of Incorporation) to April 30, 2002

	Common Stock		Additional paid-in capital	Stock subscription receivable	Deposits on common stock	Deficit accumulated during the development stage	Total stockholders’ equity (deficit)
	Number of shares	Amount
Balances at April 30, 1999	55,314,324	$553,143	$9,730,209	$—	$—	$(10,401,999)	$(118,647)
Issuance of common stock	17,882,974	178,830	3,705,283	—	—	—	3,884,113
Issuance of common stock for services rendered	200,000	2,000	20,400	—	—	—	22,400
Issuance of common stock for payable settlement	10,000	100	13,500	—	—	—	13,600
Issuance of common stock for promissory note	7,500,000	75,000	925,000	(600,000)	—	—	400,000
Options issued for services	—	—	28,613	—	—	—	28,613
Deposits received for common stock not issued	—	—	—	—	2,535,471	—	2,535,471
Net loss	—	—	—	—	—	(911,339)	(911,339)

Balances at April 30, 2000	80,907,298	809,073	14,423,005	(600,000)	2,535,471	(11,313,338)	5,854,211
Issuance of common stock for services rendered	244,819	2,448	118,920	—	—	—	121,368
Exercise of stock warrants	1,172,978	11,730	95,027	—	—	—	106,757
Options issued for services	—	—	12,401	—	—	—	12,401
Issuance of common stock for deposit received	6,649,452	66,494	2,374,746	—	(2,441,240)	—	—
Cancellation of note for common stock previously issued	(4,500,000)	(45,000)	(555,000)	600,000	—	—	—
Compensation on options and warrants issued	—	—	75,733	—	—	—	75,733
Net loss	—	—	—	—	—	(1,672,242)	(1,672,242)

Balances at April 30, 2001	84,474,547	844,745	16,544,832	—	94,231	(12,985,580)	4,498,228

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)—(Continued)

For Each of the Three Years in the Period Ended April 30, 2002 and for the Period
May 26, 1967 (Due of Incorporation) to April 30, 2002

	Common Stock
	Number of shares	Amount	Additional paid-in capital	Stock subscription receivable	Deposits on common stock	Deficit accumulated during the development stage	Total stockholders’ equity (deficit)
Balances at April 30, 2001	84,474,547	$844,745	$16,544,832	$—	$94,231	$(12,985,580)	$4,498,228
Issuance of common stock for:
Exercise of stock warrants	2,787,698	27,877	369,400	—	—	—	397,277
Exercise of stock options	70,000	700	6,300	—	—	—	7,000
Cash proceeds	1,000,000	10,000	123,000	—	—	—	133,000
Deposits received in fiscal 2001	245,000	2,450	91,781	—	(94,231)	—	—
Compensation on options and warrants issued	—	—	1,549,050	—	—	—	1,549,050
Net loss	—	—	—	—	—	(3,487,813)	(3,487,813)

Balances at April 30, 2002	88,577,245	$885,772	$18,684,363	$—	$—	$(16,473,393)	$3,096,742

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For Each of the Three Years in the Period Ended April 30, 2002 and for the Period
May 26, 1967 (Due of Incorporation) to April 30, 2002

	Period from May 26, 1967 (incorporation) to April 30, 2002	2002	2001	2000
Cash flows from operating activities:
Net loss	$(16,473,393)	$(3,487,813)	$(1,672,242)	$(911,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	597,440	110,262	71,627	53,992
Loss on disposal of property and equipment	15,284	—	—	12,874
Disposal and write-down of other assets	126,800	—	—	—
Issuance of compensatory stock options and warrants	1,916,263	1,549,050	88,134	28,613
Issuance of stock below fair market value	695,248	—	—	—
Issuance of stock for services rendered	1,190,209	—	121,368	22,400
Contribution of capital through services rendered by stockholders	216,851	—	—	—
Changes in operating assets and liabilities:	—
Decrease in notes receivable	30,000	30,000
Prepaid expenses and other current assets	(89,538)	(6,165)	(12,308)	(10,191)
Accounts payable and accrued expenses	250,101	(93,202)	(134,196)	(109,650)

Net cash used in operating activities	(11,524,735)	(1,897,868)	(1,537,617)	(913,301)

Cash flows from investing activities:
Purchase of property and equipment	(919,610)	(376,503)	(240,246)	(17,664)
Proceeds from sale of property and equipment	15,457	—	—	—
Purchase of other assets	(557,299)	—	(77,212)	(34,377)

Net cash used in investing activities	(1,461,452)	(376,503)	(317,458)	(52,041)

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS—(Continued)

For Each of the Three Years in the Period Ended April 30, 2002 and for the Period
May 26, 1967 (Due of Incorporation) to April 30, 2002

	Period from May 26, 1967 (incorporation) to April 30, 2002	2002	2001	2000
Cash flows from financing activities:
Proceeds from stockholder debt	$977,692	$—	$—	$—
Repayments of amounts due to stockholders	(121,517)	—	—	—
Proceeds from issuance of notes payable	465,065	189,817	135,000	—
Proceeds from issuance of convertible debentures	811,000	—	—	—
Payments on short-term notes payable	(320,418)	(261,606)	(2,175)	(56,637)
Payments on long-term debt	(238,971)	—	—	(84,227)
Payments on capital lease obligation	(52,338)	—	—	—
Proceeds from exercise of stock options and warrants	511,034	404,277	106,757	—
Contribution of capital from stockholders	40,700	—	—	—
Proceeds from issuance of common stock	13,355,955	133,000	400,000	6,379,584

Net cash provided by financing activities	15,428,202	465,488	639,582	6,238,720

Net increase (decrease) in cash and cash equivalents	2,442,015	(1,808,883)	(1,215,493)	5,273,378
Cash and cash equivalents, beginning of period	—	4,250,898	5,466,391	193,013

Cash and cash equivalents, end of period	$2,442,015	$2,442,015	$4,250,898	$5,466,391

Cash paid for:
Interest	$140,626	$13,596	$1,070	$15,882

Taxes	$9,540	$800	$800	$1,250

Supplemental information:

During fiscal 2000:

Exchange of $1,200,000 stock subscription receivable for common stock subscription of 9,000,000 shares, of which 7,500,000 shares ($1,000,000) were not issued and paid as of April 30, 2000 and 4,500,000 shares ($600,000) were not issued and paid through the date of this filing.

The Company issued 10,000 shares of common stock in satisfaction of a interest expense liability in which the Company recognized an expense of $13,600.

The Company permitted the exercise of 400,000 options of unregistered common stock at a $.10 exercise price in satisfaction of $40,000 in related party notes payable. The company paid an

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS—(Continued)

For Each of the Three Years in the Period Ended April 30, 2002 and for the Period
May 26, 1967 (Due of Incorporation) to April 30, 2002

unrelated third party for services with 200,000 shares of common stock, recognizing an expense of $22,400.

During fiscal 2001:

The Company cancelled the balance of the stock subscription receivable for common stock. As of April 30, 2001, the stock subscription receivable of $600,000 had not been paid and the Company cancelled this subscription receivable. The 4,500,000 shares which had not been issued were returned to the stock transfer agent.

The Company issued 6,649,452 shares of its common stock for deposits received in fiscal 2000.

During fiscal 2002:

The Company issued warrants for the purchase of 12,500,000 shares of the Company’s common stock to two financial consultants at exercise prices ranging from $0.13—$0.60 per share. The warrants were issued for stock placement services provided to the Company. The warrants vest upon any new increase in the number of authorized common shares to be issued by the Company. The warrants have terms of one and three years from the date of vesting. The warrants became fully vested on April 10, 2002, when the stockholders’ approved an increase to the authorized number of common stock shares to 200 million. In connection with the issuance of these warrants, the Company recorded compensation expense of $1,524,915 based on the fair value method in fiscal 2002, which is included in general and administrative expenses in the accompanying financial statements.

The Company issued warrants for the purchase of 96,786 shares of the Company’s common stock to consultants at exercise prices ranging from $0.01—$0.19 per share. The warrants were issued to consultants for general management services provided to the Company. The warrants have a term of five years and are fully vested. The Company recorded compensation expense of $24,135 in fiscal 2002, which is included in general and administrative expenses in the accompanying financial statements.

The Company issued 245,000 shares of common stock for $0.385 per share. The net proceeds received in connection with these shares of $94,231 were received during the year ended April 30, 2001. These proceeds were presented as Deposits on Common Stock in the accompanying balance sheet as of April 30, 2001.

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
April 30, 2002 and 2001

NOTE A—GENERAL

Synthetic Blood International, Inc. (“the Company”) was incorporated on May 26, 1967 and was inactive through September 1990, when it began conducting operations for the purpose of developing a synthetic blood emulsion to act as a human blood substitute, and a method of using a perfluorocarbon compound to facilitate oxygen exchange for individuals with respiratory distress syndrome. Shortly after commencing these operations, the Company changed its name to Synthetic Blood International, Inc. The Company is also developing an implantable, continuous reading glucose biosensor to be used primarily by individuals with diabetes. All of the Company’s products are currently in the preclinical trial stage. This stage requires a sufficient level of animal testing to be performed in order to file certain applications with the United States Food and Drug Administration (FDA), which is necessary to obtain FDA approval to proceed with human testing and, ultimately, approval to market the products. No assurances can be given that such approvals, once applied for, will be granted. The Company has not generated any revenues since inception.

Management believes the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. The Company has sustained substantial losses from operations in recent years, and such losses have continued through the year ended April 30, 2002.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

Management believes that the Company’s existing working capital will be sufficient to meet its continuing obligations for the foreseeable future, however there can be no assurance that the Company will successfully implement its plan.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage—The Company has not commenced its planned principal operations, and there have been no significant revenues, therefore it is considered a “Development Stage Enterprise”.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)
April 30, 2002 and 2001

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—CONTINUED

Cash and Cash Equivalents—The Company considers highly-liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment—Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the related assets, ranging from three to ten years, or the lease term, if applicable.

Patents—Patent costs are being amortized over the lesser of the remaining life of the patent or the estimated useful life of the related product, ranging from eight to ten years. Patent costs totaled $258,654 and $234,121, net of accumulated amortization of $179,216 and $138,370, at April 30, 2002 and 2001, respectively. The Company evaluates recoverability of patents on at least an annual basis by comparing the estimated resale value of the patents to the remaining carrying values. An adjustment to the carrying value of the patent rights would be made if the estimated resale value of the patents is determined to be insufficient to recover such value.

Pricing of Common Stock and Options to Purchase Common Stock—The Company’s Board of Directors determines the issuance price of its common stock and the exercise price of options to purchase common stock, based on a good faith estimate of fair value, which is derived from recent issuances of common stock to unrelated parties and/or from common stock market quotations, after giving effect to the restricted nature of the stock issued. In the event that stock is issued at a price below fair market value for services rendered, an expense is recorded for the difference between fair market value and the issuance price and is included in general and administrative expenses.

Loss Per Share—Basic loss per share, which includes no dilutive securities, is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding for that particular period. In contrast, diluted loss per share considers the potential dilution that could occur from other financial instruments that would increase the total number of outstanding shares of common stock. Potentially dilutive securities, however, have not been included in the diluted loss per share computation because their effect is antidilutive.

Income Taxes—Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)
April 30, 2002 and 2001

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Reclassifications—Certain amounts as previously reported have been reclassified to conform with the 2002 presentation.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of other income and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments—The Company’s balance sheet includes the following financial instruments: cash and cash equivalents, accounts payable, accrued expenses, amounts due to stockholders, and notes payable. The Company considers the carrying amount in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The Company considers the carrying value of its notes payable to approximate fair market value based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

Stock-Based Compensation—The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of Statement of Financial Accounting Standards 123, “Accounting for Stock-based Compensation” (“SFAS 123”). SFAS 123 requires proforma disclosures of net loss and net loss per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

Recent Accounting Pronouncements—In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for using the purchase method of accounting. The cost of intangible assets with indefinite lives and goodwill are no longer amortized, but are subject to an annual impairment test based upon its fair value.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)
April 30, 2002 and 2001

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations, and it provides guidance on estimating future cash flows to test recoverability.

Management does not expect the implementation of these pronouncements to have a material impact on the Company’s financial position or results of operations. The Company is required to adopt each of these standards in fiscal 2003.

NOTE C—COMMITMENTS AND CONTINGENCIES

Litigation—The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements.

NOTE D—NOTES PAYABLE

Notes payable consist of the following at April 30:

	2002	2001
Installment contract payable, secured by unearned insurance premiums, payable in monthly installments ranging from $8,450-$10,055 through November 2002	$90,643	$—
Installment contract payable, secured by unearned insurance premiums, payable in monthly installments of $648 through September 2002	3,181	42,358
Promissory note bearing interest at 8% per annum, payable in monthly principal and interest installments of $11,745 through May 19, 2002	11,745	135,000

	$105,569	$177,358

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)
April 30, 2002 and 2001

NOTE E—STOCKHOLDERS’ EQUITY

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

During fiscal 2000, the Company sold 9,000,000 shares of common stock at $0.13 per share in exchange for a promissory note of $1,200,000 payable in 12 equal monthly installments of $100,000, commencing in April 2000. The note has been recorded as a stock subscription receivable and has been presented in the stockholders’ equity section of the accompanying Balance Sheet for amounts not received prior to the filing of this report.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)
April 30, 2002 and 2001

NOTE E—STOCKHOLDERS’ EQUITY—Continued

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

During fiscal 2002, the Company issued 245,000 shares of common stock for $0.385 per share. The net proceeds received in connection with these shares of $94,231 were received during the year ended April 30, 2001. These proceeds were presented as Deposits on Common Stock in the accompanying balance sheet as of April 30, 2001.

During fiscal 2002, the Company issued 2,857,698 shares of common stock in connection with the exercise of warrants and options at exercise prices ranging from $0.01-$0.14, generating $404,277 in proceeds.

During fiscal 2002, the Company issued 1,000,000 shares of common stock for cash proceeds of $133,000.

NOTE F—STOCK OPTIONS AND WARRANTS

In September 1999, the Company’s Board of Directors approved the 1999 Stock Plan (“the 1999 Plan”) which provides for the granting of incentive and nonstatutory stock options to employees, directors and consultants to purchase up to 4,000,000 shares of the Company’s common stock. The 1999 Plan was approved by shareholders on October 10, 2000. Options granted under the 1999 Plan are exercisable at various dates up to four years and have expiration periods of generally ten years. As of April 30, 2002, the Company had 2,448,528 stock options outstanding under the 1999 Plan. In addition, the Company has 1,686,472 non-qualified stock options outstanding as of April 30, 2002 that were issued prior to the 1999 Plan.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)
April 30, 2002 and 2001

NOTE F—STOCK OPTIONS AND WARRANTS—Continued

During fiscal 2002, the Company issued 40,000 options with an exercise price of $0.20 per share to its Directors in consideration of Director services rendered during the nine months ended January 31, 2002. In addition, two of the Company’s Directors resigned in January 2002. No compensation expense was recorded for these options in accordance with Accounting Principles Board No. 25.

The following table summarizes certain information related to the Company’s stock options as of April 30:

	2002		2001
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	4,005,000	$0.18	3,085,000	$0.13
Granted	200,000	0.05	1,059,194	0.34
Exercised	(70,000)	0.10	(139,194)	0.10

Outstanding, end of year	4,135,000	$0.20	4,005,000	$0.18

The following table summarizes information about stock options outstanding at April 30, 2002.

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01-$0.80	4,135,000	8.65	$0.19	2,017,695	$0.39

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS
April 30, 2002 and 2001

NOTE F—STOCK OPTIONS AND WARRANTS—Continued

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company measures compensation expense for its stock-based employee stock option plan using the intrinsic value method. The Company measures compensation expense for its stock-based warrants issued to consultants using the fair value method. Had compensation cost for the stock option plan been determined based on the fair value at the grant date consistent with the method of SFAS No. 123, the Company’s net loss and net loss per share would have been the pro forma amounts indicated below:

	Years ended April 30,
	2002	2001	2000
Actual net loss	$(3,487,813)	$(1,672,242)	$(911,339)
Pro forma net loss	$(3,514,530)	$(2,120,000)	$(937,906)

Actual net loss per share	$(0.04)	$(0.02)	$(0.01)
Pro forma net loss per share	$(0.04)	$(0.02)	$(0.01)

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 3.102% for 2002, 5.39% for 2001, and 6.12% for 2000; volatility of 122% for 2002, 162% for 2001, and 152% for 2000; zero dividend yield for all years; and expected lives of 1 to 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

During fiscal 2000, the Company issued approximately 5,450,000 warrants in connection with the sale of stock, with a weighted average exercise price of $0.45. Also during fiscal 2000, the Company issued 1,240,000 warrants to certain directors with an exercise price of 80% of fair market value.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)
April 30, 2002 and 2001

NOTE F—STOCK OPTIONS AND WARRANTS—Continued

During fiscal 2001, the Company issued 109,194 warrants with a weighted average exercise price of $0.02 in connection with the sale of the Company’s stock.

During fiscal 2002, the Company issued warrants for the purchase of 12,500,000 shares of the Company’s common stock to two financial consultants at exercise prices ranging from $0.13-$0.60 per share. The warrants were issued for stock placement services provided to the Company. The warrants vest upon any new increase in the number of authorized common shares to be issued by the Company. The warrants have terms of one and three years from the date of vesting. Effective with the Company’s shareholder’s approval of an increase to the authorized number of common stock shares to 200 million on April 10, 2002, the warrants became fully vested. In connection with the issuance of these warrants, the Company recorded compensation expense of $1,524,915, which is included in general and administrative expenses in the accompanying financial statements.

During fiscal 2002, the Company issued warrants for the purchase of 96,786 shares of the Company’s common stock to consultants at exercise prices ranging from $0.01-$0.19 per share. The warrants were issued to consultants for general management services provided to the Company. The warrants have a term of five years and are fully vested. The Company recorded compensation expense of $24,135, which is included in general and administrative expenses in the accompanying financial statements. The following table summarizes certain information related to the Company’s stock warrants:

	Shares	Weighted Average Exercise Price per Share
Warrants outstanding at April 30, 2000	6,012,910	$0.41
Granted	46,472	0.01
Exercised	(1,033,784)	0.09
Terminated	(2,150,000)	0.09

Warrants outstanding at April 30, 2001	2,875,598	$0.14
Granted	12,596,786	0.28
Exercised	(2,787,698)	0.14
Forfeited	(11,428)	0.14

Warrants outstanding at April 30, 2002	12,673,258	$0.30

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS—(Continued)
April 30, 2002 and 2001

NOTE G—INCOME TAXES

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through April 30, 2002. The Company’s federal net operating loss carryforwards for 2002 are approximately $14,161,000. The loss carryforwards expire in various years through 2021. Deferred tax assets of approximately $5.5 and $4.8 million at April 30, 2002 and 2001, respectively, include the effects of these net operating loss carryforwards, and research and development credit carryforwards. A valuation allowance has been provided for the full amount of the deferred tax assets due to the uncertainty of realization.

The provision for income taxes consists of the following for the three years ended April 30, 2002:

	Years ended April 30,
	2002	2001	2000
Benefit from federal income taxes at statutory rate	$(1,186,000)	$(569,000)	$(310,000)
Stock-based compensation	527,000	30,000	17,000
Other	(32,000)	—	—
Change in valuation allowance	691,000	539,000	293,000

Benefit	$—	$—	$—

NOTE H—RELATED PARTIES

During fiscal 2002, 2001 and 2000, the Company recorded expenses of approximately $9,000, $12,400 and $5,800, respectively, for services provided by a company in which an officer of the Company has a controlling interest.

In fiscal 2001, the Company advanced $30,000 to a director of the Company in exchange for a promissory note for a period of 6 months. The loan was repaid during fiscal 2002.