Form 10-Q
period 2002-07-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2002-09-12
CIK 34956

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July, 31, 2002

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

YES  ☒    NO  [  ]

and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒    NO  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2002.

88,577,245 shares of common stock par value $0.01

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)

BALANCE SHEETS

	July 31, 2002	April 30, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	2,020,701	$2,442,015
Prepaid expenses	60,598	89,537

Total Current Assets	2,081,299	2,531,552
Property and Equipment, net	491,485	485,614
Patents, net	255,815	258,654

	$2,828,599	$3,275,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$50,430	$105,569
Accounts payable	59,034	41,174
Accrued liabilities	22,587	32,335

Total Current Liabilities	132,051	179,078

Stockholders’ Equity:
Preferred Stock, undesignated, authorized 10,000,000 shares, none issued or outstanding	—	—
Common Stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 88,577,245 shares	885,772	885,772
Additional paid-in capital	18,684,363	18,684,363
Deficit accumulated during the development stage	(16,873,587)	(16,473,393)

Total Stockholders’ Equity	2,696,548	3,096,742

	$2,828,599	$3,275,820

See accompanying condensed notes to financial statements

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Deficit Accumulated During the Development Stage	Three Months Ended July 31,
		2002	2001
	(Unaudited)	(Unaudited)
Expenses:
Research and development	$5,659,957	176,289	$316,881
General and administrative	11,602,991	240,594	245,991
Interest	181,678	1,538	2,917

Total Expenses	17,444,626	418,421	565,789
Other Income	(571,039)	(18,227)	(48,419)

NET LOSS	$(16,873,587)	$(400,194)	$(517,370)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.005)	$(0.006)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		88,577,245	85,139,699

See accompanying condensed notes to financial statements

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	Deficit Accumulated During Development Stage	Three Months Ended July 31,
		2002	2001
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(16,873,587)	(400,194)	$(517,370)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	631,646	34,206	25,048
Loss on disposal and write-down of property and equipment and other assets	142,084	—	—
Compensatory stock options/warrants issued	1,916,263	—	—
Issuance of stock below market value	695,248	—	—
Contribution of capital through services rendered by stockholders	216,851	—	—
Issuance of stock for services rendered	1,190,209	—	—
Changes in operating assets and liabilities:
Decrease in notes receivable	30,000
Prepaid expenses and other assets	(60,598)	28,939	2,593
Accounts payable and accrued expense	258,212	8,112	44,631

Net cash used in operating activities	(11,853,672)	(328,937)	(445,098)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(932,500)	(28,347)	(137,675)
Purchase of other assets	(566,190)	(8,891)	(20,980)

Net cash used in investing activities	(1,498,690)	(37,238)	(158,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of common stock options and warrants	13,907,689	—	358,507
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from notes, debentures and lease obligations	1,276,065	—	74,000
Payments on notes and lease obligations	(666,866)	(55,139)	(70,039)

Net cash provided by (used in) financing activities	15,373,063	(55,139)	362,468

Net change in cash and cash equivalents	—	(421,314)	(241,285)
Cash and cash equivalents, beginning of period	2,020,701	2,442,015	4,250,898

Cash and cash equivalents, end of period	$2,020,701	$2,020,701	$4,009,613

Cash paid for:
Interest	$142,164	$1,538	$2,917

Taxes	$9,540	$—	$5,640

See accompanying condensed notes to financial statements

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at July 31, 2002, and the results of its operations for the three month periods ended July 31, 2002 and 2001 and its cash flows for the three month periods ended July 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

Certain amounts as previously reported have been reclassified to conform to the 2002 presentation.

The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2002 filed with the Securities and Exchange Commission on July 26, 2002.

SYNTHETIC BLOOD INTERNATIONAL, INC
(A Development Stage Company)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company’s Annual Report on Form 10K for the year ended April 30, 2002 and the filings made with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Three months ended July 31, 2002 and 2001

The Research and Development expenses for the three-month period ended July 31, 2002 were $176,289, compared to $316,881 for the same period in the prior year.

This decrease is attributed to a reduction in wages and contract consulting of $151,000 during the current period due to an increased level of animal studies in the prior period. The Company’s ongoing research and development activities may result in certain periods reflecting increased activity resulting from the timing of research related to the Company’s three developmental products.

General and Administrative expenses for the three-month period ended July 31, 2002 were $240,594, compared to $245,991 for the same period in the prior year. There were no significant changes in office and administrative expenses between the three-month period ended July 31, 2002 and 2001.

The net loss for the three months ended July 31, 2002 was $400,194, compared to a net loss of $517,370 for the same period in the prior year. Although total expenses decreased $147,368 during the three-month period ended July 31, 2002 over the comparable period in 2001, the Company’s net loss decreased only $ 117,176. The was due to a reduction in interest income of $30,192 due to falling interest rates and smaller invested balances over the same period in 2001

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since September 1990, when it began operating as Synthetic Blood International, Inc., through the issuance of debt and equity securities and loans from stockholders. As of July 31, 2002, the Company had $2,081,299 in total current assets and working capital of $1,949,248. The Company has invested excess working capital in short-term money market investment instruments. The Company believes its cash and cash equivalents at July 31, 2002 will be sufficient to meet its liquidity needs for the next 9 months.

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

The Company does not have any firm commitments for additional capital as of July 31, 2002.

FINANCIAL CONDITION

July 31, 2002 compared to April 30, 2002

Cash used in operating activities during the three-month period ended July 31, 2002 was $328,937, compared to $445,098 for the comparable period of the prior year, a decrease of $116,161. Operating activities consisted primarily of product research and development and the general operation of the Company’s corporate office. Cash used in operating activities is likely to continue at this level.

Cash used in investing activities during the three-month period ended July 31, 2002 was $37,238, compared to $158,655 for the comparable period of the prior year. Investing activities consisted primarily of the purchase of laboratory equipment and expenditures related to the patent rights. The Company does not anticipate any significant future capital expenditures.

Cash used in financing activities during the three-month period ended July 31, 2002 was $55,139, compared to cash provided by financing activities of $362,468 for the comparable period of the prior year. Cash provided by financing activities consists primarily of the sale of common stock and the financing of equipment purchases through notes payable. During the three-month period ended July 31, 2002 cash used in financing activities was for the repayment of notes payable.

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

None

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits:

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8K:

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC BLOOD INTERNATIONAL, INC. (Registrant)

9/12/02	/s/ DAVID H. JOHNSON
(Date)	David H. Johnson, Chief Financial Officer