Form 10-Q
period 2002-10-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2002-12-13
CIK 34956

SYNTHETIC BLOOD INTERNATIONAL, INC.

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   October 31, 2002

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

YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2002.

88,613,874 shares of common stock par value $0.01

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)

BALANCE SHEETS

ASSETS

	October 31, 2002	April 30, 2002
	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,035,062	$2,442,015
Prepaid expenses	23,090	89,537

Total Current Assets	1,058,152	2,531,552
Property and Equipment, net	472,982	485,614
Patents, net	252,036	258,654

	$1,783,170	$3,275,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$19,776	$105,569
Accounts payable	71,151	41,174
Accrued liabilities	22,504	32,335

Total Current Liabilities	113,431	179,078

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred Stock, undesignated, authorized 10,000,000 shares, none issued or outstanding	—	—
Common Stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 88,613,874 and 88,577,245 shares	886,139	885,772
Additional paid-in capital	18,684,363	18,684,363
Deficit accumulated during the development stage	(17,900,763)	(16,473,393)

Total Stockholders’ Equity	1,669,739	3,096,742

	$1,783,170	$3,275,820

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Deficit Accumulated During the Development Stage	Three Months Ended October 31,		Six Months Ended October 31,
		2002	2001	2002	2001
	(Unaudited)	(Unaudited)		(Unaudited)
Expenses:
Research and development	$6,497,214	$837,257	$350,444	$1,013,547	$667,325
General and administrative	11,805,413	202,422	206,290	443,015	452,280
Interest	182,486	808	3,150	2,347	6,067

Total Expense	18,485,113	1,040,487	559,884	1,458,909	1,125,672
Other Income	(584,350)	(13,311)	(38,106)	(31,539)	(86,524)

NET LOSS	$(17,900,763)	$(1,027,176)	$(521,778)	$(1,427,370)	$(1,039,148)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.012)	$(0.006)	$(0.016)	$(0.012)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		88,595,161	87,595,032	88,586,203	86,367,366

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	Deficit Accumulated During Development	Six Months Ended October 31,
	Stage	2002	2001
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,900,763)	$(1,427,370)	$(1,039,148)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	666,198	68,758	52,283
Loss on disposal and write-down of property and equipment and other assets	142,084	—	—
Compensatory stock options/warrants issued	1,916,263	—	—
Issuance of stock below market value	695,248	—	—
Contribution of capital through services rendered by stockholders	216,851	—	—
Issuance of stock for services rendered	1,190,209	—	—
Changes in operating assets and liabilities:
Decrease in notes receivable	30,000	—	—
Prepaid expenses and other assets	(23,090)	66,447	25,582
Accounts payable and accrued liabilities	270,246	20,146	63,831

Net cash used in operating activities	(12,796,754)	(1,272,019)	(897,452)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(936,670)	(32,517)	(191,450)
Purchase of other assets	(574,290)	(16,991)	(23,789)

Net cash used in investing activities	(1,510,960)	(49,508)	(215,239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of common stock options and warrants	13,908,056	367	416,878
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from notes, debentures and lease obligations	1,276,065	—	74,000
Payments on notes and capital lease obligations	(697,520)	(85,793)	(132,559)

Net cash provided by (used in) financing activities	15,342,776	(85,426)	358,319

Net change in cash and cash equivalents	1,035,062	(1,406,953)	(754,372)
Cash and cash equivalents, beginning of period	—	2,442,015	4,250,898

Cash and cash equivalents, end of period	$1,035,062	$1,035,062	$3,496,526

Cash paid for: Interest	$142,973	$2,347	$6,067

Taxes	$13,890	$4,350	$5,640

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at October 31, 2002, and the results of its operations for the six month periods ended October 31, 2002 and 2001 and its cash flows for the six month periods ended October 31, 2002 and 2001. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

Certain amounts as previously reported have been reclassified to conform to the 2002 presentation.

The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2002 filed with the Securities and Exchange Commission on July 26, 2002.

Going Concern—The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at October 31, 2002 has an accumulated deficit of $17,900,763 and continues to sustain operating losses on a monthly basis. Since the Company is in the pre-clinical trial stage of its products, these products must undergo considerable further development and testing prior to submission to the FDA for approval to market the products. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing sufficient to fund the required additional development and testing and to meet its obligations on a timely basis. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

2.	COMMITMENTS AND CONTINGENCIES

At October 31, 2002 the Company had ten outstanding research contracts for animal studies totaling $113,000 through January 2003.

3.	STOCKHOLDERS’ EQUITY

During the three months ended October 31, 2002 the Company issued 36,629 shares of common stock for cash proceeds of $367 resulting from the exercise of previously issued stock options. The Company recorded an expense in a previous period for the fair value of the options at the date they were issued.

During the six months ended October 31, 2002, the Company granted employee incentive stock options under its 1999 Stock Option Plan totaling 300,000 shares with exercise prices ranging from $0.16 to $0.23 per share. The stock options were granted with exercise prices equal to the fair market value of the Company’s common stock at the date of grant, and no compensation expense was recorded. The stock options expire ten years from the date of grant.

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

Significant risks and uncertainties are associated with the Company’s ability to obtain the required financing to develop its products. The Company’s projected capital requirements are based on the expectation that strategic partners will assume further development and regulatory costs for each product during Phase III clinical trials and thereafter. If that does not happen, the amount of financing the Company will be required to raise could increase substantially. If the Company is unable to raise adequate financing, it may be required to delay, scale-back, or eliminate product development programs, sell the rights to certain technologies or products.

RESULTS OF OPERATIONS

Three months ended October 31, 2002 and 2001

The Research and Development expenses for the three-month period ended October 31, 2002 were $837,257, compared to $350,444 for the same period in the prior year.

This increase is attributed to a significant increase in animal research studies for Oxycyte, the Company’s blood substitute product. As a result, contract consulting expenses increased $467,100 and laboratory supplies expense increased $19,600 during the current period. Because of the nature of the Company’s ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to the Company’s three developmental products.

General and Administrative expenses for the three-month period ended October 31, 2002 were $202,422, compared to $206,290 for the same period in the prior year. There were no significant changes in office and administrative expenses, which consist principally of salaries and wages, professional and consulting fees and insurance expenses, between the three-month period ended October 31, 2002 and 2001.

The net loss for the three months ended October 31, 2002 was $1,027,176, compared to a net loss of $521,778 for the same period in the prior year. Although total expenses increased $480,603 during the three-month period ended October 31, 2002 over the comparable period in 2001, the Company’s net loss increased $505,398. This was due to a reduction in interest income of $24,795, due to falling interest rates and smaller invested balances over the same period in 2001.

Six months ended October 31, 2001 and 2000:

The Research and Development expenses for the six-month period ended October 31, 2002 were $1,013,547, compared to $667,325 for the same period in the prior year. The increase is attributed to a significant increase in animal research studies during the six months ended October 31, 2002, resulting in increased contract consulting and salary expenses of $311,500 and increased laboratory expenses of $25,500 over the same period in 2001. Because of the nature of the Company’s ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to the Company’s three developmental products.

General and Administrative expenses for the six-month period ended October 31, 2002 were $443,015, compared to $452,280 for the same period in the prior year. There were no significant changes in office and administrative expenses, which consist principally of salaries and wages, professional and consulting fees and insurance expenses, between the six-month period ended October 31, 2002 and 2001.

The net loss for the six-month period ended October 31, 2002 was $1,427,370 compared to

$1,039,148 for the same period in the prior year. Although operating expenses increased $333,237, as discussed above, the Company’s total loss for the six-months ended October 31, 2002 increased $388,222 due to a decrease in other income of $54,985, attributed to reduced interest income earned on the Company’s cash balances because of falling interest rates and smaller invested balances.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since September 1990, when it began operating as Synthetic Blood International, Inc., through the issuance of debt and equity securities and loans from stockholders. As of October 31, 2002, the Company had $1,058,152 of total current assets and working capital of $944,721. The Company has invested excess working capital in short-term money market investment instruments. The Company believes its cash and cash equivalents at October 31, 2002 will be sufficient to meet its projected liquidity needs for the next 6 months.

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

The Company does not have any firm commitments for additional capital as of October 31, 2002.

FINANCIAL CONDITION

October 31, 2002 compared to April 30, 2002

Cash used in operating activities during the six-month period ended October 31, 2002 was $1,272,019, compared to $897,452 for the comparable period of the prior year, an increase of $374,567. Operating activities consisted primarily of product research and development and the general operation of the Company’s corporate office. Cash used in operating activities is dependent on the timing and extent of the Company’s research and development activities.

Cash used in investing activities during the six-month period ended October 31, 2002 was $49,508, compared to $215,239 for the comparable period of the prior year. Investing activities consisted primarily of the purchase of laboratory equipment and expenditures related to the patent rights. The Company does not anticipate any significant future capital expenditures.

Cash used in financing activities during the six-month period ended October 31, 2002 was $85,426, compared to cash provided by financing activities of $358,319 for the comparable period of the prior year. Cash provided by financing activities consists primarily of the sale of common stock and the financing of equipment purchases through notes payable. During the six-month period ended October 31, 2002 cash used in financing activities was for the repayment of notes payable. The Company does not anticipate any significant future debt financing and has no firm commitments for equity financing.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk.

ITEM 4.    CONTROLS AND PROCEDURES

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Part II—Other Information

Item 1.    Legal Proceedings.

None

Item 2.    Changes in Securities.

During the three months ended September, 2002 the Company issued 36,629 shares of common stock resulting from the exercise of previously issued stock options. The shares were issued at a price of $0.01 per share. The Company had recorded an expense in a previous period for the fair value of the options at the date they were issued.

The securities were sold in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investors had pre-existing relationships with the Company and had access to all material information pertaining to the Company and its financial condition. No broker was involved and no commissions were paid in the transaction.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matter to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits:

99.1	Statement Under Oath of Principal Executive Officer Regarding Facts, and Circumstances Relating to Exchange Act Filings

99.2	Statement Under Oath of Principal Financial Officer Regarding Facts, and Circumstances Relating to Exchange Act Filings

(b)  Reports on Form 8K:

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC BLOOD INTERNATIONAL, INC. (Registrant)

12/13/02 (Date)	By:	/s/ DAVID H. JOHNSON
David H. Johnson, Chief Financial Officer