Form 10-Q
period 2003-01-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2003-03-12
CIK 34956

SYNTHETIC BLOOD INTERNATIONAL, INC.

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  January 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2003.

88,783,874 shares of common stock par value $0.01

Part I-Financial Information

ITEM 1.  FINANCIAL STATEMENTS

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS

	January 31, 2003	April 30, 2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$524,429	$2,442,015
Prepaid expenses	102,825	89,537

Total Current Assets	627,254	2,531,552
Property and Equipment, net	444,851	485,614
Patents, net	245,282	258,654

	$1,317,387	$3,275,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes Payable	$—	$105,569
Accounts payable	74,192	41,174
Accrued liabilities	7,354	32,335

Total Current Liabilities	81,546	179,078

Stockholders’ Equity:
Preferred Stock, undesignated, authorized 10,000,000 shares, none issued or outstanding	—	—
Common Stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 88,783,874 and 88,577,245 shares	887,839	885,772
Additional paid-in capital	18,713,263	18,684,363
Deficit accumulated during the development stage	(18,365,261)	(16,473,393)

Total Stockholders’ Equity	1,235,841	3,096,742

	$1,317,387	$3,275,820

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Deficit Accumulated During the Development Stage	Three Months Ended January 31,		Nine Months Ended January 31,

		2003	2002	2003	2002

	(Unaudited)	(Unaudited)		(Unaudited)
Expenses:
Research and development	$6,740,429	$243,214	$328,719	$1,256,761	$996,044
General and administrative	12,035,831	230,419	172,398	673,433	623,499
Interest	182,642	156	4,060	2,503	11,307

Total Expense	18,958,902	473,789	505,177	1,932,697	1,630,850
Other Income	(593,641)	(9,291)	(23,710)	(40,829)	(110,235)

NET LOSS	$(18,365,261)	$(464,498)	$(481,467)	$(1,891,868)	$(1,520,615)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.005)	$(0.005)	$(0.021)	$(0.018)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		88,652,678	87,767,245	88,608,362	86,833,992

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
	Deficit Accumulated During Development Stage
		Nine Months Ended January 31,

		2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,365,261)	$(1,891,868)	$(1,520,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	700,269	102,829	80,750
Loss on disposal and write-down of property and equipment and other assets	150,409	8,325	—
Compensatory stock options/warrants issued	1,916,263	—	—
Issuance of stock below market value	695,248	—	—
Contribution of capital through services rendered by stockholders	216,851	—	—
Issuance of stock for services rendered	1,190,209	30,600	—
Changes in operating assets and liabilities:
Decrease in notes receivable	30,000	—	—
Prepaid expenses and other assets	(102,825)	(13,288)	(111,060)
Accounts payable and accrued liabilities	258,137	8,037	53,399

Net cash used in operating activities	(13,310,700)	(1,755,365)	(1,497,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(938,857)	(34,704)	(229,145)
Purchase of other assets	(579,614)	(22,315)	(33,680)

Net cash used in investing activities	(1,518,471)	(57,019)	(262,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of common stock options and warrants	13,938,656	367	416,878
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from notes, debentures and lease obligations	1,276,065	—	195,286
Payments on notes and capital lease obligations	(717,296)	(105,569)	(194,665)

Net cash provided by (used in) financing activities	15,353,600	(105,202)	417,499

Net change in cash and cash equivalents	524,429	(1,917,586)	(1,342,852)
Cash and cash equivalents, beginning of period	—	2,442,015	4,250,898

Cash and cash equivalents, end of period	$524,429	$524,429	$2,908,046

Cash paid for: Interest	$143,129	$2,503	$11,306

Taxes	$13,890	$4,350	$7,190

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at January 31, 2003, and the results of its operations for the three month and nine month periods ended January 31, 2003 and 2002 and its cash flows for the nine month periods ended January 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2002 filed with the Securities and Exchange Commission on July 26, 2002.

Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at January 31, 2003 has an accumulated deficit of $18,365,261 and continues to sustain operating losses on a monthly basis. Since the Company is in the pre-clinical trial stage of its products, these products must undergo considerable development and testing prior to submission to the FDA for approval to market the products.  The Company’s continuation as a going concern is dependent on its ability to obtain additional financing sufficient to fund the required additional development and testing and to meet its obligations on a timely basis.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

2.	STOCKHOLDERS’ EQUITY

During the three months ended January 31, 2003, the Company issued 170,000 shares of common stock for legal services rendered.  The Company recorded an expense of $30,600, which represents the fair value of the common stock on the date the liability was settled.

During the three months ended October 31, 2002 the Company issued 36,629 shares of common stock for cash proceeds of $367 resulting from the exercise of previously issued stock options. The Company recorded an expense in a previous period for the fair value of the options at the date they were issued.

During the nine months ended January 31, 2003, the Company granted employee incentive stock options under its 1999 Stock Option Plan totaling 400,000 shares with exercise prices ranging from $0.16 to $0.23 per share. The stock options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for using the purchase method of accounting. The cost of intangible assets with indefinite lives and goodwill are no longer amortized, but are subject to an annual impairment test based upon its fair value.

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

In April 2002, the FASB issued FAS No. 145, “Rescission of FAS Statements No. 4, 44 and 64, Amendment of FAS Statement No. 13, and Technical Corrections,” to update, clarify and simplify existing accounting pronouncements. FAS Statement No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, FAS Statement No. 64, which amended FAS Statement No. 4, was rescinded because it was no longer necessary.

The implementation of these pronouncements in fiscal 2003 has not had a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), which provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS 146 nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

Under SFAS 146, a liability for a cost associated with an exit or disposal activity should be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. Accounting for one-time benefits depends on whether the employee will be providing future services. In addition, a liability for costs to terminate a contract before the end of its term should be recognized and measured at its fair value at the time the entity terminates the contract in accordance with its terms. A liability for costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity should be recognized and measured at its fair value when the entity ceases to use the right conveyed by the contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not determined the impact the adoption of SFAS 146 will have on its financial position or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure: An amendment of FASB Statement 123”.  This Statement amends SFAS 123, “Accounting for Stock-Based compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results.  The disclosure provisions of SFAS 148 are applicable for fiscal periods beginning after December 15, 2002.

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

Potential risks and uncertainties include, but are not limited to: an inability to achieve results from the pre-clinical studies which are determined to merit requesting FDA approval to begin clinical trials for one or more of the Company’s products; an inability to receive FDA approval to begin clinical trials for one or more of its products; an inability to enter into or maintain the future strategic collaborative relationships the Company believes are essential to further develop and commercialize the Company’s products; uncertainties associated with the lengthy and complicated testing and regulatory approval process, in particular the risk that the Company’s products, assuming pre-clinical tests are successful, may be found unsafe or ineffective during clinical trials, if any, or the Company is unable to obtain the necessary regulatory approvals to commercialize these products; uncertainties associated with obtaining and enforcing patents for the Company’s products and technology; the risks of infringing patents held by other parties; uncertainties associated with changing or new technology; difficulties in scaling up manufacturing operations to commercial scale and in obtaining raw materials in a quantity and at prices necessary to produce profitable products; an inability to have the Company’s products manufactured by future strategic partners or contract manufacturing companies; and failure to obtain market acceptance, significant market  share, or third party reimbursement at profitable price levels.

Significant risks and uncertainties are associated with the Company’s ability to obtain the required financing to develop its products.  The Company’s projected capital requirements are based on the expectation that strategic partners will assume further development and regulatory costs for each product during Phase III clinical trials and thereafter.  If that does not happen, the amount of financing the Company will be required to raise could increase substantially.  If the Company is unable to raise adequate financing, it may be required to delay, scale-back, or eliminate product development programs and sell the rights to certain technologies or products.

The Company submitted an Investigational New Drug application (IND) to the Food and Drug Administration (FDA) on Feb. 6, 2003, for Oxycyte, the Company’s perfluorocarbon-based blood substitute and therapeutic oxygen carrier. The IND application informs the FDA of the Company’s intent to start a Phase I safety study with Oxycyte in human subjects. The FDA has 30 days to review the IND. If the Company has not received any communication from the FDA within that period, the Phase I study of Oxycyte may start. The Company has selected a study site and most of the preparations required to start the study have been completed. There can be no assurance that FDA approval will be granted or that necessary funding will be obtained to begin and/or complete the Phase I study.

RESULTS OF OPERATIONS

Three months ended January 31, 2003 and 2002

The Research and Development expenses for the three-month period ended January 31, 2003 were $243,214, compared to $328,719 for the same period in the prior year.  During the current period, the Company closed its Ohio research laboratory which resulted in a decrease in Laboratory salary, wages and consulting expenses of  $81,000. Because of the nature of the Company’s ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to the Company’s three developmental products.

General and Administrative expenses for the three-month period ended January 31, 2003 were $230,419, compared to $172,398 for the same period in the prior year.  This increase resulted from increases of $31,000 in legal fees and $9,000 in insurance expenses, in addition to expenses incurred in the closing of the Ohio laboratory of $14,000.

The net loss for the three months ended January 31, 2003 was $464,498 compared to a net loss of $481,467 for the same period in the prior year. Although total expenses decreased $31,388 during the three-month period ended January 31, 2003 over the comparable period in 2002, the Company’s net loss decreased only $16,969.  This was due to a reduction in other income, consisting principally of interest income, of $14,419 caused by a decline in interest rates on invested funds and a decline in invested balances over the same period in 2002.

Nine months ended January 31, 2003 and 2002:

The Research and Development expenses for the nine-month period ended January 31, 2003 were $1,256,761, compared to $996,044 for the same period in the prior year. The increase is attributed to a significant increase in animal research studies during the nine months ended January 31, 2003, resulting in increased contract, consulting and salary expenses of $230,000 and increased laboratory expenses of $20,000 over the same period in 2002.  Because of the nature of the Company’s ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to the Company’s three developmental products.

General and Administrative expenses for the nine-month period ended January 31, 2003 were $673,433, compared to $623,499 for the same period in the prior year. This increase resulted from increases of $31,000 in legal fees and $9,000 in insurance expenses, in addition to expenses incurred in the closing of the Ohio laboratory of $14,000.

The net loss for the nine-month period ended January 31, 2003 was $1,891,868 compared to $1,520,615 for the same period in the prior year.  Although total expenses increased $301,847, the Company’s total loss for the nine-month period ended January 31, 2003 increased $371,253.  As discussed above, this was due to a decrease in other income, consisting principally of interest income, of $69,406 caused by a decline in interest rates on invested funds and a decline in invested balances over the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since September 1990, when it began operating as Synthetic Blood International, Inc., through the issuance of debt and equity securities and loans from stockholders.  As of January 31, 2003, the Company had $627,254 of total current assets and working capital of $545,708.  The Company has invested excess working capital in short-term money market investment instruments.  The Company believes its cash and cash equivalents at January 31, 2003 will be sufficient to meet its projected liquidity needs through July 2003.  Projected liquidity does not included the cost of conducting the Oxycyte Phase I clinical study.

The Company is in the pre-clinical trial stage in the development of its products. These products must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials. This additional development and testing and, if approved, the FDA required clinical testing, will require significant additional financing. Management is actively pursuing private and institutional financing as well as strategic alliances and/or joint venture agreements to assist the Company in acquiring the necessary additional financing and in reducing the cost burden related to the development and commercialization of its products.

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

The Company does not have any firm commitments for additional capital as of January 31, 2003.

FINANCIAL CONDITION

January 31, 2003 compared to April 30, 2002

Cash used in operating activities during the nine-month period ended January 31, 2003 was $1,755,365, compared to $1,497,526 for the comparable period of the prior year, an increase of $257,839.  Operating activities consisted primarily of product research and development and the general operation of the Company’s corporate office.  Cash used in operating activities is dependent on the timing and extent of the Company’s research and development activities.

Cash used in investing activities during the nine-month period ended January 31, 2003 was $57,019, compared to $262,825 for the comparable period of the prior year.  Investing activities consisted primarily of the purchase of laboratory equipment and expenditures related to the Company’s patent rights.  The Company does not anticipate any significant future capital expenditures in the near term.

Cash used in financing activities during the nine-month period ended January 31, 2003 was $105,202, compared to cash provided by financing activities of $417,499 for the comparable period of the prior year.  Cash used in financing activities consisted of repayment of notes payable.  The Company does not anticipate any significant future debt financing in the near term and has no firm commitments for equity financing.

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

Part II-Other Information

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES

During the three months ended January 31, 2003 the Company issued 170,000 shares of common stock for legal services rendered.  The Company recorded an expense of $30,600, which represents the fair value of the common stock on the date the liability was settled.

The securities were sold in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  The investors had pre-existing relationships with the Company and had access to all material information pertaining to the Company and its financial condition.  No broker was involved and no commissions were paid in the transaction.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

	99.1	Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filing.

	99.2	Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

(b) Reports on Form 8K:

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(Registrant)

3/12/03	/s/ DAVID H. JOHNSON

(Date)	David H. Johnson, Chief Financial Officer