Form 10-K
period 2003-04-30
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2003-07-18
CIK 34956

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be continued, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date, July 15, 2003: 88,783,874 shares of $.01 par value common stock. The aggregate market value of the shares held by non-affiliates of the registrant (assuming officers, directors and 10% shareholders are affiliates) was approximately $19,514,372 based on the closing bid price of the Registrants Common Stock on July 15, 2003 of $0.23 per share.

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

PART I

ITEM 1—BUSINESS

Synthetic Blood International, Inc. (“SBI” or the “Company”) is a development-stage company which is developing OXYCYTE, a proprietary synthetic blood substitute and FLUOROVENT, a liquid for assisting oxygen exchange in damaged or diseased lungs based upon perfluorocarbon (“PFC”) technology. In addition the Company has developed an implantable continuous reading glucose biosensor for diabetics. The Company has completed preclinical animal studies with Oxycyte and filed an Investigative New Drug Application (IND), which has been approved by the Food and Drug Administration (FDA). The Company expects to conduct a Phase I clinical study with Oxycyte in the last half of calendar 2003. Fluorovent and the implantable glucose monitor are in the preclinical stage of development and testing. After IND submissions to the FDA, the Company’s products will require extensive clinical testing before FDA approval may be granted. No assurance may be given that FDA approval will be granted.

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

MARKET

The Company’s lead products—Oxycyte™, Fluorovent™, and an implantable glucose biosensor—will compete in what the Company believes are four multibillion-dollar markets: blood substitutes, oxygen therapeutics, acute respiratory distress, and diabetes.

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

Oxygen Therapeutics

The availability of parenteral oxygen-carrying products for animal and clinical research has lead to the identification of potential new uses for products traditionally defined as blood substitutes. These uses, for example in ischemic conditions, specifically depend on the ability to deliver oxygen, not on a patient’s need for blood or blood components. These new uses include stroke, myocardial infarction, angioplasty, and malignant disease. In ischemic conditions, cell damage is caused by a lack of oxygen. In cancer, enhanced oxygen delivery is thought to make solid tumors, and possibly diffuse cancer cells, more susceptible to radiation and chemotherapy. Combined, these conditions affect 3-4 million people in the U.S. The Company estimates these new uses for oxygen-carrying blood substitutes constitute a multibillion-dollar market.

Acute Respiratory Distress

Thousands of premature infants are born each year with underdeveloped lungs and a condition of impaired pulmonary function known as infant respiratory distress syndrome, or IRDS. This syndrome has multiple causes and also occurs in children and adults where it is known as Adult Respiratory Syndrome, or ARDS. Although many of these patients are treated with mechanical ventilation, this treatment can add further injury to the lungs and the mortality rate is still high. This has prompted research for a safer, more effective treatment. While more research is needed, current studies with partial liquid ventilation in animals and patients, both infants and adults, suggest that liquid ventilation may be a safe and effective treatment of IRDS and ARDS.

The incident of ARDS in the U.S. is about 250,000 cases annually. While ARDS is the primary disease target for liquid ventilation at this time, SBI believes that it may also be beneficial in chronic obstructive pulmonary disease, or COPD, a condition that occurs in 10 million people in the U.S. However, no research with liquid ventilation in COPD has been done, and there are no assurances that any benefits can be shown. The Company believes that the ultimate market for liquid ventilation is in the multibillion-dollar range.

Diabetes

Diabetes and its associated complications are among the most prevalent, costly diseases in the world. Its incidence is increasing at a significant rate. Diabetes affects men and women equally, but occurs most frequently in the elderly. Direct costs are estimated at about $50 billion, almost 6% of the total personal healthcare expenditures in the U.S.

A ten year study, the Diabetes Control and Complications Trial, or DCCT, sponsored by the National Institutes of Diabetes and Digestive and Kidney Diseases, showed that “tight diabetes control,” keeping blood sugar levels close to normal by frequent blood sugar testing, several daily insulin shots, and lifestyle changes, was associated with a major reduction in diabetic complications. These findings led the American Diabetes Association to recommend tight control as an important way to delay the onset and dramatically slow the progression of complications from diabetes.

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

More than 16 million people, approximately half of them undiagnosed, are estimated to suffer from diabetes in the U.S. Between 600,000 and 700,000 new cases are diagnosed each year. About 800,000 diabetics are insulin-dependent. Mortality from diabetes and its associated complications is high; it is the seventh leading cause of death in the U.S. Globally, the incidence of diabetes is estimated at 120 million people. This number is projected by some experts to increase to over 500 million by 2025. While insulin-dependant diabetics are thought to have the greatest need for tight diabetic control, evidence is increasing that better control of blood glucose in type 2 diabetics also leads to a reduction in diabetic complications. The Company estimates the global market for a less invasive glucose monitoring system to be a multibillion-dollar market.

TECHNOLOGY

The Company’s principal technologies, biomedical uses for perfluorocarbons and substrate analysis with biosensors, were conceptualized and advanced by Dr. Leland C. Clark, Jr. While his pioneering discoveries in these two areas spawned decades of research worldwide, Dr. Clark has been one of the most prolific contributors and has remained at the forefront of scientific advances in these areas, leading to the Company’s patented perfluorocarbon and biosensor technology platforms.

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

Fluorovent™

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

Based on laboratory and animal studies thus far, the Company believes that Fluorovent™ has significant competitive advantages as a liquid ventilation treatment. Its boiling point and vapor pressure result in longer pulmonary retention without the need for continuous replacement of evaporated fluid, offering the potential for less costly, less time-intensive procedures. It does not contain bromine or chlorine and thus presents no environmental hazard. In animals, it does not produce a hyperinflated, noncollapsible lung condition seen with other perfluorocarbon liquids being tested. There can be no assurance any such advantages will be demonstrated in further animal studies, or in clinical trials, or that it will ever be marketed, sold or generate revenue for the Company.

Oxycyte™

SBI is developing Oxycyte™, an oxygen-carrying intravenous emulsion made from the same base perfluorocarbon in Fluorovent™. Blood gases such as oxygen and carbon dioxide are highly soluble in perfluorocarbons, making Oxycyte™ an effective means of transporting oxygen to tissues and carbon dioxide to the lungs. In comparison to hemoglobin, the component of blood that binds with and transports oxygen, Oxycyte™ can offload at least three times more oxygen. Additionally, perfluorocarbons are much more effective than hemoglobin at unloading oxygen at the tissue level. Oxycyte™ is directed at the blood substitute and oxygen therapeutics markets. There can be no assurance any such advantages will be demonstrated when Oxycyte™ enters clinical trials during the last half of calendar 2003 or that it will ever be marketed, sold or generate revenue for the Company.

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

Partnering

SBI intends to partner with global and/or national pharmaceutical and medical device companies to attain additional funding, commercial-scale manufacturing capabilities, and maximum global market penetration for the Company’s products. While major partnerships many times are not consummated until clinical trials are under way, SBI has begun to systematically identify and meet with interested and appropriate candidate companies. The Company has not entered into any partnership arrangements and there can be no assurance it will enter into such arrangements in the future.

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

Fluorovent™

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

Oxycyte™

Six other companies in addition to SBI are believed to be developing oxygen-carrying blood substitutes. Three -Biopure, Hemosol, and Northfield Laboratories—are developing hemoglobin-based products and three—Alliance Pharmaceutical, Sonus and Sanquine—are developing a perfluorocarbon-based product. Sonus has announced it will divest its PFC technology. Alliance, Hemosol, Biopure, and Northfield are in Phase III clinical trials. Clinical development of Alliance’s PFC blood substitute has ceased pending new financing.

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

MANUFACTURING AND SOURCES OF SUPPLY

The Company believes it has suitable sources of supply for key ingredients and components, e.g. perfluorocarbons and biosensor materials, for all three products under development. The Company also believes it has, or will be able to reach, suitable agreements with appropriate contract manufacturers to implement its strategy for not manufacturing these products internally at commercial scale. The Company is using its best efforts to secure these relationships on a long-term basis. However, there cannot be complete assurance that these relationships can be secured or maintained to the benefit of the Company.

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

GOVERNMENT REGULATION

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in the Company’s ongoing research and development activities. With the exception of an industrial biosensor, all of the Company’s products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state statutes and regulations also govern the Company’s impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope, which may significantly limit the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review, and discovery of previously unknown problems with such products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

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

Obtaining FDA approval is a costly and time-consuming process. Generally, in order to gain FDA pre-market approval, preclinical studies must be conducted in the laboratory and in animal model systems to gain preliminary information on an agent’s efficacy and to identify any major safety concerns. The results of these studies are submitted as a part of an application for an Investigational New Drug, or IND, which the FDA must review and allow before human clinical trials can start. The IND includes a detailed description of the clinical investigations.

A company must sponsor and file an IND for each proposed product and must conduct clinical studies to demonstrate the safety, efficacy and potency that are necessary to obtain FDA approval. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients.

After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is classified as a new drug, a New Drug Application, or NDA, is required. The NDA must include results of product development activities, preclinical studies and clinical trials in addition to detailed manufacturing information. A new Class III medical device such as the implanted glucose monitor requires submission of a Premarket Approval Application, or PMA, which contains similar information.

Applications submitted to the FDA are subject to an unpredictable and potentially prolonged approval process. The FDA may ultimately decide that the application does not satisfy its criteria for approval or require additional preclinical or clinical studies. Before marketing clearance is secured, the manufacturing facility will be inspected for current Good Manufacturing Practices, or GMP, compliance by FDA inspectors. The manufacturing facility must satisfy current GMP requirements prior to marketing clearance. In addition, after marketing clearance is secured, the manufacturing facility will be inspected periodically for GMP compliance by FDA inspectors, and, if the facility is located in California, by inspectors from the Food and Drug Branch of the California Department of Health Services.

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

EMPLOYEES

On April 30, 2003, the Company employed six individuals, three of whom are scientific personnel, two are executives, and one office manager/bookkeeper. None of its employees are currently represented by a union or any other form of collective bargaining unit.

ITEM 2—PROPERTIES

The Company owns no real property and currently leases, on a month to month basis, its principal administrative and laboratory facilities at 3189 Airway Avenue, Building C, Costa Mesa, California 92626. The current rent is approximately $10,700 per month.

ITEM 3—LEGAL PROCEEDINGS

None

ITEM 4—SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the OTC Electronic Bulletin Board. The over-the-counter quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. For the past two fiscal years, the minimum bid and highest ask prices as determined by Company records were as follows:

Quarter	2003		2002
	Low	High	Low	High
1st	$0.12	$0.40	$0.22	$0.54
2nd	$0.12	$0.21	$0.14	$0.30
3rd	$0.12	$0.20	$0.13	$0.51
4th	$0.13	$0.20	$0.23	$0.35

During the fiscal year ended April 30, 2003, the Company issued 170,000 shares of common stock for legal services rendered. The Company recorded an expense of $30,600, which represents the fair value of the common stock on the date the liability was settled.

During the fiscal year ended April 30, 2003, the Company issued 36,629 shares of common stock for cash proceeds of $367 resulting from the exercise of previously issued warrants. The Company recorded an expense in a previous period for the fair value of the warrants at the date they were issued.

The sale and issuance of each of the transactions referenced above were deemed to be exempt transactions under Section 4(2) of the Securities Act of 1933, as transactions by an issuer not involving any public offering. In each of the referenced transactions appropriate legends were placed on the certificates issued to the purchasers.

During the fiscal year ended April 30, 2003, the Company granted employee incentive stock options under its 1999 Stock Option Plan totaling 490,000 shares with exercise prices ranging from $0.15 to $0.23 per share. The stock options granted had an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

As of April 30, 2003 the approximate number of registered holders of the common stock of the Company was 1,227. To the best knowledge of management, the Company has never paid dividends since the date of its incorporation. The Company does not expect to declare or pay dividends in the foreseeable future.

ITEM 6—SELECTED FINANCIAL DATA

	April 30, 2003	April 30, 2002	April 30, 2001	April 30, 2000	April 30, 1999
Statement of Operations Data:

Other Income	$48,558	$130,288	$331,019	$16,141	$23,994

Total expenses	$2,275,895	$3,618,101	$2,003,261	$927,480	$857,829

Net loss	$(2,227,337)	$(3,487,813)	$(1,672,242)	$(911,339)	$(833,835)

Weighted average number of shares	88,651,158	87,198,320	86,401,830	65,365,438	51,388,471

Net loss per share, basic and diluted	$(0.03)	$(0.04)	$(0.02)	$(0.01)	$(0.02)

Balance Sheet Data:

Cash	$178,442	$2,424,015	$4,250,898	$5,466,391	$193,013

Working capital	$236,869	$2,352,474	$4,020,203	$5,592,016	$348,339

Total assets	$914,905	$3,275,820	$4,842,296	$6,199,651	$530,906

Total liabilities	$14,533	$179,078	$344,068	$345,440	$602,226

Long-term debt	$—	$—	$—	$—	$47,327

Stockholders’ equity	$900,372	$3,096,742	$4,498,228	$5,854,211	$118,647

ITEM 7—MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Stock-Based Compensation—The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, effective April 30, 2003, has adopted Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”) that supercedes Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants. It also requires disclosure of option status on a more prominent and frequent basis. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model. The Black–Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Long-Lived Assets—The Company’s intangible assets consist of patents related to the Company’s various technologies. These assets are amortized on a straight-line method over their estimated useful life, which ranges from eight to ten years. The Company reviews these intangible assets for impairment on a quarterly basis in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At April 30, 2003, management believes no indications of impairment existed.

RESULTS OF OPERATIONS

FISCAL 2003 COMPARED TO FISCAL 2002

The Company is a development-stage company that is developing products in the medical field and therefore has no revenue from operations. Currently all operations relate to the research and development of the Company’s products discussed previously.

For the fiscal year ended April 30, 2003, Other Income decreased to $48,558 from $130,288 in the fiscal year ended April 30, 2002. Other Income consists principally of interest income and rental income. This decrease is attributed to a reduction of the cash available for investment and a decline in the interest rate on invested funds from fiscal 2002 to 2003.

General and Administrative expenses of $840,352 for fiscal year 2003 decreased $1,450,771or 63% over fiscal year 2002 expenses of $2,291,123. This decrease is mainly the result of an expense recorded in 2002 of $1,549,000 for the issuance of stock warrants resulting from the sale of common stock in previous years. General office and operating expenses have remained relatively constant from fiscal 2002 to 2003.

Research and Development expenses increased 9% from $1,313,382 for the fiscal year ended April 30, 2002, to $1,433,040 for the fiscal year ended April 30, 2003. The increase is attributed to increased expenditures for consulting, laboratory supplies and increased depreciation on laboratory equipment. The Company increased expenditures relating to Oxycyte™ as the product moves toward Phase I clinical trials while decreasing expenditures on its two other developmental products. Because of the nature of the Company’s ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to the Company’s three developmental products.

Interest expense decreased to $2,503 for fiscal year ended April 30, 2003 from $13,596 for fiscal year ended April 30, 2002. This decrease resulted from the repayment of the Company’s short-term notes payable during 2003.

FISCAL 2002 COMPARED TO FISCAL 2001

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

QUARTERLY RESULTS OF OPERATIONS

The following table presents the Company’s operating results for each of the eight fiscal quarters in the period ended April 30, 2003. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Form 10-K.

STATEMENTS OF OPERATIONS DATA

	Three Months Ended
	July 31, 2001	October 31, 2001	January 31, 2002	April 30, 2002	July 31, 2002	October 31, 2002	January 31, 2003	April 30, 2003
Research and development expenses	$316,881	$350,444	$328,719	$317,338	$176,289	$837,257	$243,214	$176,280
General and administrative expenses	245,991	206,290	172,398	1,666,444	240,594	202,422	230,419	166,917
Interest expense	2,917	3,150	4,060	3,469	1,538	808	157	—

Total expenses	565,789	559,884	505,177	1,987,251	418,421	1,040,487	473,790	343,197

Other (Income) Expense	(48,419)	(38,106)	(23,710)	(20,053)	(18,227)	(13,311)	(9,291)	(7,729)

Net loss	$(517,370)	$(521,778)	$(481,467)	$(1,967,198)	$(400,194)	$(1,027,176)	$(464,499)	$(335,468)

Net loss per share, basic and diluted	$(0.006)	$(0.006)	$(0.005)	$(0.022)	$(0.005)	$(0.012)	$(0.005)	$(0.004)

Weighted average shares outstanding, basic and diluted	85,139,699	87,595,032	87,767,245	88,328,144	88,577,245	88,595,161	88,652,678	88,783,874

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since September 1990, when current management became involved, through the issuance of debt and equity securities and loans from stockholders. As of April 30, 2003 the Company had $251,402 in total current assets and working capital of $236,869, compared to $2,531,552 in total current assets and working capital of $2,352,474 as of April 30, 2002.

During the year ended April 30, 2003, the Company had a net decrease in cash and cash equivalents of $2,263,573, of which $2,093,762 was used in operations, $64,609 was used for investing activities, primarily for the purchase of additional laboratory equipment and additional patent expenditures, and $105,202 was used for financing activities, primarily the payment of notes payable. The Company does not have any lines of credit or other arrangements with lenders.

Subsequent to April 30, 2003 and through June 30, 2003, as part of an anticipated $2,000,000 common stock placement, the Company received $900,000 in deposits for the purchase of common stock to be issued subsequent to April 30, 2003 at a price of $0.08 per share. In connection with this transaction, the placement agent will receive 8,500,000 stock warrants for the purchase of common stock at an average exercise price of $0.22 per share, a one year extension of existing stock warrants for the purchase of 2,000,000 shares of common stock with an exercise price of $0.20 per share and a 5% cash finders fee. Management believes that this additional cash raised from this offering will be sufficient to fund current operations for approximately 1 year.

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

The Company has incurred net losses since the business was revised in 1990 to develop a line of blood substitutes. Net losses were ($1,672,242) in 2001, ($3,487,813) in 2002 and $(2,227,337) in 2003. As of April 30, 2003, the Company had working capital of $236,869 and its accumulated deficit was ($18,700,730). Cash on hand at April 30, 2003 was $178,442 and, although the Company received additional cash subsequent to April 30, 2003 and through June 30, 2003 of $900,000 as part of an anticipated $2,000,000 common stock placement, the Company believes this additional cash is sufficient to fund current operations for only 1 year.

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

The Company’s Independent Certified Public Accountants have concluded there is substantial doubt as to the Company’s ability to continue as a going concern for a reasonable period if time, and have, therefore, modified their report in the form of an explanatory paragraph describing the events that have given rise to this uncertainty.

The Company needs substantial additional financing to complete development and introduce products.

The costs to complete preclinical tests and to begin and complete the Company’s proposed clinical trials are very high. It is expected existing capital resources will satisfy capital requirements through approximately April 2003. However, substantial additional financing will be needed to begin and continue clinical trials on its products. Other than the anticipated $2,000,000 common stock placement, of which $900,000 has been received subsequent to April 30, 2003, there are currently no other commitments for any additional financing. The anticipated $2,000,000 common stock sale will have a dilutive effect on existing shareholders. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants and there can be no assurance additional financing will be received. Future capital requirements will depend on many factors, including:

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

The Company must successfully complete preclinical tests on product candidates before applying for or beginning clinical trials on any of the product candidates. To date, Oxycyte™ is the only product that has been approved for clinical trials, which are expected to begin in the last half of calendar 2003. The Company has not commercialized any products or recognized any revenue from product sales. It will require significant additional investment in research and development, preclinical testing and clinical trials, regulatory approval, and sales and marketing activities. Product candidates, if successfully developed, may not generate sufficient or sustainable revenues to enable the Company to be profitable.

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

The Company’s strategy for the research, development and commercialization of products requires it to enter into contractual arrangements with corporate collaborators, licensors, licensees and others. The Company does not have the funds to develop products and intends to depend on collaborators to develop products. Currently there are no contractual arrangements with any corporate collaborators, licensors, licensees or others to develop products. Even if collaborative partners are found, it may not be possible to completely control the amount and timing of resources future collaborative partners will devote to products. The Company intends to seek collaborative arrangements for Oxycyte, Fluorovent and its implantable glucose biosensor to help cover the cost of development; however, there is no assurance this will be successful. If collaborative relationships or other sources of financing cannot be found, the Company may not be able to continue development programs and may be forced to sell assets, including technology, to raise capital.

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

The Company must demonstrate first through preclinical testing and then through clinical trials that its product candidates are safe and effective for use in humans before it obtains regulatory approvals for the commercial sale of any products. The Company has completed preclinical testing only on Oxycyte™. None of the Company’s other products have completed preclinical trials. Conducting clinical trials is a lengthy, time-consuming and expensive process.

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

The Company has submitted an investigational new drug application to commence clinical trials for Oxycyte™ and expects to conduct a Phase I clinical trials in the last half of calendar 2003. The Company’s other product candidates are in preclinical development and the Company has not submitted investigational new drug applications to commence clinical trials involving these products. Preclinical development efforts may not be successfully completed and the Company may not file any further investigational new drug applications. If there is progress to clinical trials, any delays in, or termination of, clinical trials will materially and adversely affect development and commercialization timelines, which would cause the stock price to decline. Any of these events would also seriously impede the ability to obtain additional financing.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

The directors, officers and key employees of the Company are as follows:

Name	Age	Position

Howard Jones	66	Chairman of the Board

Roger A. Ekbom	77	Director

Robert W. Nicora	63	President and Chief Executive Officer Director

David Johnson	56	Chief Financial Officer

Richard Kiral, Ph.D	62	Vice President, Research and Development

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

Robert Kaufman, Ph.D., scientific and management consultant. Dr. Kaufman, who holds a Ph.D. in chemistry, currently is the founder and President of Gateway Chemical Technology, a custom chemical development and manufacturing company. Previously, he was founding Vice President, R&D and then President of Hemagen where he was responsible for development and testing of their perfluorocarbon based blood substitute.

James H. Reavis, consultant director of marketing received BS in chemistry and has a career of over 35 years in sales and marketing of pharmaceutical products and biomedical devices. He has owned and operated full-service advertising agencies and, for the last ten years, has consulted with high technology healthcare clients. His client roster includes Abbott, Baxter Edwards, Allergan, Genentech, Invacare, Kyocera, Advanced Cardiovascular Systems, IVAC, and IMED. Mr. Reavis provides qualitative and quantitative market research services to help guide product development, product positioning, and partnering strategies.

Anthony Fox, MD, Ph.D., consulting clinical pharmacologist. Dr. Fox currently is President of the consulting firm EBD Group. Dr. Fox previously held senior positions with Cypros Pharmaceuticals, Glaxo, Inc., and Procter and Gamble Pharmaceuticals.

The Company currently contracts or utilizes 7 scientific consultants, most with Ph.D. or MD degrees. Four previously held senior positions at competing blood substitute companies.

ITEM 11—EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned for services rendered in all capacities to the Company for the fiscal years ended April 30, 2003, 2002 and 2001, by the other most highly compensated executive officers of the Company (“Named Executive Officers”). This information includes the dollar amount of base salaries, bonus awards, stock options and all other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE

Name and Position		Annual Compensation			Long-term Compensation Awards, Securities, Underlying Options/SARs	All Other Compensation (1)
	Year	Salary	Bonus	Other Awards Compensation
Robert Nicora, President	2003 2002 2001	171,250 146,333 137,000	— —	— — —	— — —	31,037 27,159 21,250

Richard Kiral, Vice President of Product Development	2003 2002 2001	150,500 144,833 132,000	— — —	— — —	— — —	20,150 18,397 12,100

(1)	Mr. Nicora and Mr. Kiral received a $6,600 car allowance plus medical premiums and retirement contributions paid for by the Company.

OPTION GRANTS

The Company adopted a stock option plan in October 1999, which was ratified by a vote of the shareholders during fiscal year ended April 30, 2001. The 1999 plan provides for the granting of incentive and non-qualified options to officers, directors, consultants and key employees to purchase up to 4,000,000 shares of the Company’s common stock at prices not less than the fair market value of the stock at the date of grant for incentive options. The option expiration dates are determined at the date of grant, but may not exceed ten years. The total number of options issued under the Plan at April 30, 2003 were 2,085,000 with a weighted average exercise price of $0.24.

In addition, the Company has issued options outside the Plan. At April 30, 2003 the total non-qualified options outstanding were 2,450,000 with a weighted average exercise price of $0.14.

The following table summarizes certain information as of April 30, 2003 concerning the stock option grants to the Company’s Chief Executive Officer and the other Named Executive Officers made for the fiscal year ended April 30, 2003. No stock appreciation rights, restricted stock awards or long-term performance awards have been granted as of the date hereof and no options have been exercised.

Option Grants in Last Fiscal Year

	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation of Option Terms (1)
					5%	10%
Robert Nicora	150,000	30.6%	$0.17	8/1/12	16,000	40,600
Richard Kiral	75,000	15.3%	$0.15	2/13/13	7,100	17,900
David Johnson	100,000	20.4%	$0.17	12/26/12	10,700	27,100

(1)	Each option listed in the table above was fully vested as of the date of grant and exercisable over a three-year period. The potential realizable value is calculated based on the ten-year tern of the option at the time of grant. It is calculated based on assumed annualized rates of stock price appreciation from the exercise price at the date of grant of 5% and 10% (compounded annually) over the full term of the grant with appreciation determined as of the expiration date. The 5% and 10% assumed rates of appreciation are mandated by the Securities and Exchange Commission and do not represent the Company’s estimate or projection of future common stock prices. Actual gains on, if any, on stock options exercised are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not be achieved.

Aggregate Options Exercised in Last Fiscal Year and Year End Option Values

	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options At Fiscal Year End Exercisable/ Unexercisable	Value of Unexercised In- the-Money Options at Fiscal Year End Exercisable/ Unexercisable (1)
Robert Nicora	None	None	750,000/ 300,000	$ 4,500 / $0
Richard Kiral	None	None	366,000 / 209,000	$ 2,250 / $0

(1)	Based on the closing sale price on the OTC Bulletin Board on the last day of the 2003 fiscal year of $0.15 less the option exercise price payable per share.

DEFINED BENEFIT AND ACTUARIAL PLANS

The Company has not supplied Defined Benefits, or similar Pension, Benefit or Actuarial Plan Benefits to its Executive Officers.

COMPENSATION OF DIRECTORS

The Company currently has two outside members of the board of directors. Each Board member received compensation of $12,000 for fiscal year 2003.

EMPLOYMENT CONTRACTS

During March 2002, the Board of Directors approved a three-year employment contract with Robert W. Nicora, as President and Chief Executive Officer. Mr. Nicora’s base annual salary is $180,000 per year with minimum 5% annual increases and includes an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $500,000 life insurance payable by the corporation and payable to a beneficiary named by the insured, and participation in the Company’s stock option plan with the grant of 150,000 options annually. At the end of the contract, Mr. Nicora’s contract will renew automatically annually unless terminated by either party. Mr. Nicora’s employment agreement provides that he may, at his election, receive a severance payment equal to 299% of his average annual salary and bonuses received during the prior two-year period in the event of a change in control as defined.

On February 1, 2000 the Board of Directors approved a two-year employment contract with Richard Kiral, as Vice President of Product Development. Mr. Kiral’s base annual salary is $148,000 per year and includes an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $200,000 life insurance payable by the corporation and payable to a beneficiary named by the insured, and participation in the Company’s stock option plan with the grant of an option for 100,000 shares annually. The contract will renew automatically annually unless terminated by either party. Mr. Kiral’s employment agreement provides that he is to a minimum severance payment equal to 9 months of his annual salary period in the event of a change in control as defined.

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth as of April 30, 2003 the stock ownership of all persons who, to the registrants knowledge, own of record and beneficially five (5%) percent or more of its outstanding Common Stock, and for the officers and directors as a group.

MANAGEMENT OWNERS

Title of Class	Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common Stock	Roger A. Ekbom (1)	1,910,920	2.15%
Common Stock	Robert W. Nicora (2)	1,292,858	1.46%
Common Stock	Howard Jones (3)	235,000	0.26%

Common Stock	David Johnson (4)	133,333	0.15%
Common Stock	Richard Kiral (5)	366,667	0.41%
All Directors and Officers as a group—5 persons)		3,938,778	4.44%

(1)	Includes options to purchase 535,000 shares of common stock currently exercisable or exercisable within 60 days of July 15, 2003.
(2)	Includes options to purchase 900,000 shares of common stock currently exercisable or exercisable within 60 days of July 15, 2003.
(3)	Includes options to purchase 135,000 shares of common stock currently exercisable or exercisable within 60 days of July 15, 2003.
(4)	Includes options to purchase 133,000 shares of common stock currently exercisable or exercisable within 60 days of July 15, 2003.
(5)	Includes options to purchase 366,667 shares of common stock currently exercisable or exercisable within 60 days of July 15, 2003.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2002 and 2001, the Company recorded expenses of approximately $9,000 and $12,400, respectively, for services provided by a company in which an officer of the Company had a controlling interest. There were no related party transactions in fiscal 2003.

ITEM 14—EVALUATION OF CONTROLS AND PROCEDURES

Our management is responsible for maintaining effective disclosure controls and procedures. Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. Documents Filed as a Part of This Report:

(1)	FINANCIAL STATEMENTS

(a)	Report of Independent Certified Public Accountants.

(b)	Balance Sheets as of April 30, 2003 and 2002.

(c)	Statements of Operations for each of the three years in the period ended April 30, 2003 and for the period May 26, 1967 (Date of Incorporation) to April 30, 2003.

(d)	Statements of Stockholders’ Equity for each of the three years in the period ended April 30, 2003 and for the period May 26, 1967 (Date of Incorporation) to April 30, 2003.

(e)	Statements of Cash Flows for each of the three years in the period ended April 30, 2003 and for the period May 26, 1967 (Date of Incorporation) to April 30, 2003.

(f)	Notes to the Financial Statements.

(2)	REPORTS ON 8-K

None

INDEX TO EXHIBITS

	Exhibits Required by Item 601 of Regulation S-K	Exhibits to Prior Reports	Exhibits to This Year
99.1	Certification Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
99.2	Certification Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
99.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
99.4	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
3(a)	Registrants Amended Articles of Incorporation	X
3(b)	Specimen Form of Common Stock Certificate	X
4(a)	Stock Option Agreement between Robert Skalnik, January 12, 2001	X
4(b)	Stock Option Agreement between Robert Skalnik, December 29, 2000	X
4(c)	Stock Option Agreement between Robert Skalnik, December 29, 2000	X
4(d)	Stock Option Agreement between Robert Skalnik, December 29, 2000	X
4(e)	Stock Option Agreement between James Reavis, December 29, 2000	X
4(f)	Stock Option Agreement between James Reavis, January 12, 2001	X
4(g)	Stock Option Agreement between James Reavis, December 29, 2000	X
4(h)	Stock Option Agreement between James Reavis, December 29, 2000	X
4(i)	Stock Option Agreement between Joan Mahan, May 26, 2000	X
4(j)	Stock Option Agreement between Lane Martin, July 13, 2000	X
4(k)	Agreement dated September 17, 2001 with Abacus Ventures, LLC	X
4(l)	Agreement dated September 27, 2001 with Stephen R. Lairmore	X
4(m)	Stock Option Agreement between Andreas Camenzind, August 23, 2001	X
4(n)	Stock Option Agreement between Andreas Camenzind, August 23, 2001	X
4(o)	Stock Option Agreement between Andreas Camenzind, December 3, 2001	X
4(p)	Stock Option Agreement between Andreas Camenzind, March 1, 2002	X
10(a)	Agreement between the Registrant and Leland C. Clark, Jr., Ph.D. dated October 1, 1991 with amendments, Re: Assignment of Intellectual Property and Trade Secrets	X
10(b)	Agreement between the Registrant and Keith R. Watson, Ph.D., Re: Assignment of Invention	X
10(c)	Promissory Note from Roger Ekbom	X
10(d)	1999 Employee Stock Plan	X
10(e)	Children’s Hospital Research Foundation License Agreement	X

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SYNTHETIC BLOOD INTERNATIONAL, INC.

By:	/S/ ROBERT W. NICORA
Robert W. Nicora, President & Chief Executive Officer

By:	/S/ DAVID H. JOHNSON
David H. Johnson, Chief Financial Officer

Dated: 7/15/03

Pursuant to the requirements of Instruction D to Form 10-K under the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The following represent at least a majority of the Board of Directors of the Registrant.

Date	Name & Title
7/15/03	Roger A. Ekbom Vice Chairman of the Board of Directors By: /S/ ROGER A. EKBOM

7/15/03	Robert W. Nicora President & Director By: /S/ ROBERT W. NICORA

7/15/03	Howard Jones Chairman of the Board of Directors By: /S/ HOWARD JONES

Financial Statements and Report of

Independent Certified Public Accountants

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

April 30, 2003 and 2002

C O N T E N T S

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Synthetic Blood International, Inc.

We have audited the accompanying balance sheets of Synthetic Blood International, Inc. (a Company in the development stage) as of April 30, 2003 and 2002, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2003 and for the period from inception (May 26, 1967) to April 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetic Blood International, Inc. as of April 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2003 and for the period from inception (May 26, 1967) to April 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing certain medical products. The Company has accumulated deficit during the development stage of $18,700,730 as of April 30, 2003, and has used cash in operations of $2,093,762 during the year ended April 30, 2003. The Company will require substantial additional financing to fund operations until the necessary regulatory approvals are obtained, if ever. These factors, among others as described in Note A, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GRANT THORNTON LLP

Irvine, California
June 30, 2003

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

April 30,

ASSETS

	2003	2002
CURRENT ASSETS:
Cash and cash equivalents	$178,442	$2,442,015
Prepaid expenses and other current assets	72,960	89,537

Total current assets	251,402	2,531,552

PROPERTY AND EQUIPMENT
Laboratory equipment	594,260	565,973
Furniture and fixtures	41,874	49,023
Leasehold improvements	4,810	12,099

	640,944	627,095
Less accumulated depreciation	(215,020)	(141,481)

Property and equipment, net	425,924	485,614

PATENTS, net	237,579	258,654

	$914,905	$3,275,820

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

BALANCE SHEETS—CONTINUED

April 30,

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002
CURRENT LIABILITIES
Accounts payable	$12,235	$41,174
Accrued payroll	2,298	32,335
Notes payable	—	105,569

Total current liabilities	14,533	179,078

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, undesignated; authorized 10,000,000 shares; none issued or outstanding at April 30, 2003 and 2002, respectively	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; 88,783,874 and 88,577,245 shares issued and outstanding at April 30, 2003 and 2002, respectively	887,839	885,772
Additional paid-in capital	18,713,263	18,684,363
Deficit accumulated during the development stage	(18,700,730)	(16,473,393)

Total stockholders’ equity	900,372	3,096,742

	$914,905	$3,275,820

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

For Each of the Three Years in the Period ended April 30, 2003 and For the Period

May 26, 1967 (Date of Inception) to April 30, 2003

	Period from May 26, 1967 (inception) to April 30, 2003	2003	2002	2001
EXPENSES
Research and development	$6,916,708	$1,433,040	$1,313,382	$782,339
General and administrative	12,202,749	840,352	2,291,123	1,219,852
Interest	182,643	2,503	13,596	1,070

Total expenses	19,302,100	2,275,895	3,618,101	2,003,261

OTHER INCOME (primarily interest)	(601,370)	(48,558)	(130,288)	(331,019)

NET LOSS	$(18,700,730)	$(2,227,337)	$(3,487,813)	$(1,672,242)

NET LOSS PER SHARE—
Basic and diluted		$(0.03)	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—Basic and diluted		88,651,158	87,198,320	86,401,830

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Years Ended April 30, 2003 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2003

	Common Stock		Additional paid-in capital	Stock subscription receivable	Deposits on common stock	Deficit accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
BALANCES, May 26, 1967	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	58,440,289	584,403	9,777,614	—	—	—	10,362,017
Issuance of common stock upon conversion of debentures	1,401,399	14,014	818,234	—	—	—	832,248
Issuance of common stock to employees and compensatory options	218,800	2,188	81,312	—	—	—	83,500
Issuance of common stock for services rendered	854,175	8,542	136,975	—	—	—	145,517
Issuance of common stock to officers to retire shareholder loans	1,044,450	10,444	177,556	—	—	—	188,000
Common stock issued in conjunction with funding agreements and services rendered	5,376,365	53,764	883,160	—	—	—	936,924
Common stock issued upon conversion of notes payable	4,766,820	47,668	637,607	—	—	—	685,275
Issuance of warrants and options	—	—	220,579	—	—	—	220,579
Exercise of warrants and options	1,305,000	13,050	117,450	—	—	—	130,500
Contributions of capital for cash and services rendered	—	—	65,700	—	—	—	65,700
Contribution of capital by shareholders	—	—	581,818	—	—	—	581,818
Issuance of common stock for promissory note	7,500,000	75,000	925,000	(600,000)			400,000
Deposits received on common stock	—	—	—	—	2,535,471	—	2,535,471
Net loss	—	—	—	—	—	(11,313,338)	(11,313,338)

Balances at April 30, 2000	80,907,298	809,073	14,423,005	(600,000)	2,535,471	(11,313,338)	5,854,211

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY—CONTINUED

For the Three Years Ended April 30, 2003 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2003

	Common Stock		Additional paid-in capital	Stock subscription receivable	Deposits on common stock	Deficit accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Balances at April 30, 2000	80,907,298	809,073	14,423,005	(600,000)	2,535,471	(11,313,338)	5,854,211
Issuance of common stock for services rendered	244,819	2,448	118,920	—	—	—	121,368
Exercise of stock warrants	1,172,978	11,730	95,027	—	—	—	106,757
Options issued for services	—	—	12,401	—	—	—	12,401
Issuance of common stock for deposit received	6,649,452	66,494	2,374,746	—	(2,441,240)	—	—
Cancellation of note for common stock previously issued	(4,500,000)	(45,000)	(555,000)	600,000	—	—	—
Compensation on options and warrants issued	—	—	75,733	—	—	—	75,733
Net loss	—	—	—	—	—	(1,672,242)	(1,672,242)

Balances at April 30, 2001	84,474,547	844,745	16,544,832	—	94,231	(12,985,580)	4,498,228
Issuance of common stock for:
Exercise of warrants	2,787,698	27,877	369,400				397,277
Exercise of stock options	70,000	700	6,300				7,000
Cash proceeds	1,000,000	10,000	123,000				133,000
Deposits on common stock	245,000	2,450	91,781		(94,231)		—
Compensation on options and warrants issued	—	—	1,549,050				1,549,050
Net loss	—	—	—	—	—	(3,487,813)	(3,487,813)

Balances at April 30, 2002	88,577,245	$885,772	$18,684,363	$—	$—	$(16,473,393)	$3,096,742

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENT OF STOCKHOLDERS’ EQUITY—CONTINUED

For the Three Years Ended April 30, 2003 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2003

	Common Stock		Additional paid-in capital	Stock subscription receivable	Deposits on common stock	Deficit accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Balances at April 30, 2002	88,577,245	$885,772	$18,684,363	$—	$—	$(16,473,393)	$3,096,742
Issuance of common stock for:
Exercise of stock warrants	36,629	367	—	—	—	—	367
Services rendered	170,000	1,700	28,900	—	—	—	30,600
Net loss	—	—	—	—	—	(2,227,337)	(2,227,337)

Balances at April 30, 2003	88,783,874	$887,839	$18,713,263	$—	$—	$(18,700,730)	$900,372

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For Each of the Three Years in the Period Ended April 30, 2003 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2003

	Period from May 26, 1967 (inception) to April 30, 2003	2003	2002	2001
Cash flows from operating activities:
Net loss	$(18,700,730)	$(2,227,337)	$(3,487,813)	$(1,672,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	734,489	137,049	110,262	71,627
Loss on disposal and write-down of property, equipment and other assets	150,409	8,325	—	—
Issuance of compensatory stock options and warrants	1,916,263	—	1,549,050	88,134
Issuance of stock below fair market value	695,248	—	—	—
Issuance of stock for services rendered	1,220,809	30,600	—	121,368
Contribution of capital through services rendered by stockholders	216,851	—	—	—
Changes in operating assets and liabilities:
Notes receivable	—	—	30,000	(30,000)
Prepaid expenses and other current assets	(72,960)	16,577	(6,165)	(12,308)
Accounts payable and accrued expenses	191,125	(58,976)	(93,202)	(134,196)

Net cash used in operating activities	(13,648,496)	(2,093,762)	(1,897,868)	(1,567,617)

Cash flows from investing activities:
Purchase of property and equipment	(927,481)	(37,872)	(376,503)	(240,246)
Proceeds from sale of property and equipment	15,458	—	—	—
Purchase of other assets	(584,035)	(26,737)	—	(47,212)

Net cash used in investing activities	(1,496,058)	(64,609)	(376,503)	(287,458)

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS—CONTINUED

For Each of the Three Years in the Period Ended April 30, 2003 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2003

	Period from May 26, 1967 (inception) to April 30, 2003	2003	2002	2001
Cash flows from financing activities:
Proceeds from stockholder debt	$977,692	$—	$—	$—
Repayments of amounts due to stockholders	(121,517)	—	—	—
Proceeds from issuance of notes payable	465,065	—	189,817	135,000
Proceeds from issuance of convertible debentures	811,000	—	—	—
Payments on short-term notes payable	(425,991)	(105,569)	(261,606)	(2,175)
Payments on long-term debt	(238,971)	—	—	—
Payments on capital lease obligation	(52,338)	—	—	—
Proceeds from exercise of stock options and warrants	511,401	367	404,277	106,757
Contribution of capital from stockholders	40,700	—	—	—
Proceeds from issuance of common stock	13,355,955	—	133,000	400,000

Net cash provided by (used in) financing activities	15,322,996	(105,202)	465,488	639,582

Net increase (decrease) in cash and cash equivalents	178,442	(2,263,573)	(1,808,883)	(1,215,493)

Cash and cash equivalents, beginning of period	—	2,442,015	4,250,898	5,466,391

Cash and cash equivalents, end of period	$178,442	$178,442	$2,442,015	$4,250,898

Cash paid for:
Interest	$143,129	$2,503	$13,596	$1,070

Taxes	$14,110	$4,570	$800	$800

Supplemental information:

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS—CONTINUED

For Each of the Three Years in the Period Ended April 30, 2003 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2003

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2003 and 2002

NOTE	A—DESCRIPTION OF BUSINESS AND GOING CONCERN

Description of Business—Synthetic Blood International, Inc. (“the Company”) was incorporated on May 26, 1967 and was inactive through September 1990, when it began conducting operations for the purpose of developing a synthetic blood emulsion to act as a human blood substitute, and a method of using a perfluorocarbon compound to facilitate oxygen exchange for individuals with respiratory distress syndrome. Shortly after commencing these operations, the Company changed its name to Synthetic Blood International, Inc. The Company is also developing an implantable, continuous reading glucose biosensor to be used primarily by individuals with diabetes. All of the Company’s products are currently in the preclinical trial stage. This stage requires a sufficient level of animal testing to be performed in order to file certain applications with the United States Food and Drug Administration (FDA), which is necessary to obtain FDA approval to proceed with human testing and, ultimately, approval to market the products. No assurances can be given that such approvals, once applied for, will be granted. The Company has not generated any revenues since inception.

Going Concern—Management believes the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. The Company has accumulated deficit during the development stage of $18,700,730 at April 30, 2003 and has used cash in operations of $2,093,762 during the year ended April 30, 2003.

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

Management believes that the Company’s existing working capital, along with the proceeds expected from the sale of its common stock as described in Note K, will be sufficient to meet its continuing obligations for the foreseeable future; however, there can be no assurance that the Company will successfully implement its plan.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2003 and 2002

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

Loss Per Share—Basic loss per share, which excludes antidilutive securities, is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding for that particular period. In contrast, diluted loss per share considers the potential dilution that could occur from other financial instruments that would increase the total number of outstanding shares of common stock. Potentially dilutive securities, however, have not been included in the diluted loss per share computation because their effect is antidilutive.

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

Reclassifications—Certain amounts as previously reported have been reclassified to conform with the 2003 presentation.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2003 and 2002

NOTE	B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

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

Fair Value of Financial Instruments—The Company’s balance sheet includes the following financial instruments: cash and cash equivalents, accounts payable, accrued expenses and notes payable. The Company considers the carrying amount in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The Company considers the carrying value of its notes payable to approximate fair market value based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

Stock-Based Compensation—The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, effective April 30, 2003, has adopted Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”) that supercedes Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants. It also requires disclosure of option status on a more prominent and frequent basis. Such disclosure for the years ended April 30, 2003, 2002 and 2001 is presented immediately below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 4.22% for 2003, 3.102% for 2002, and 5.39% for 2001; volatility of 119% for 2003, 122% for 2002, and 162% for 2001; zero dividend yield for all years; and expected lives of 1 to 10 years.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2003 and 2002

NOTE	B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

The Black–Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of awards had been amortized to expense over the vesting period of the awards, pro forma net income and net income per share would have been as follows:

	2003	2002	2001
Actual net loss	$(2,227,337)	$(3,487,813)	$(1,672,242)
Pro forma net loss	$(2,306,529)	$(3,514,530)	$(2,120,000)

Actual net loss per share	$(0.03)	$(0.04)	$(0.02)
Pro forma net loss per share	$(0.03)	$(0.04)	$(0.02)

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

April 30, 2003 and 2002

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

Under SFAS 146, a liability for a cost associated with an exit or disposal activity should be recognized and measured initially at its fair value in period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. Accounting for one-time benefits depends on whether the employee will be providing future services. In addition, a liability for costs to terminate a contract before the end of its term should be recognized and measured at its fair value at the time the entity terminates the contract in accordance with its terms. A liability for costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity should be recognized and measured at its fair value when the entity ceases to use the right conveyed by the contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2003 and 2002

NOTE	B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”, which is being superseded.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that a company consolidate variable interest entities if that company is subject to a majority of the risk of loss from the entities’ activities or the company receives a majority of the entities’ residual returns. FIN 46 also requires certain disclosure about variable interest entities in which the company has a significant interest, regardless of whether consolidation is required.

The implementation of these pronouncements in fiscal 2003 has not had a material impact on the Company’s financial position or results of operations.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2003 and 2002

NOTE	C—PATENTS

The Company’s intangible assets consist of patents related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent applications. These assets are amortized on a straight-line method over their estimated useful life, which ranges from eight to ten years. The Company reviews these intangible assets for impairment on a quarterly basis in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At April 30, 2003, management believes no indications of impairment existed.

Patents consist of the following at April 30:

	2003	2002
Patents	$464,607	$437,870

Less accumulated amortization	(227,028)	(179,216)

	$237,579	$258,654

The amortization expense for years ended April 30, 2003, 2002 and 2001 was $47,812, $40,846 and $43,555, respectively. The unamortized balance of patents is estimated to be amortized over the next five years as follows:

Fiscal Year ending April 30:
2004	$42,679
2005	$39,478
2006	$37,125
2007	$33,481
2008	$28,999

NOTE	D—NOTES PAYABLE

Notes payable consist of the following at April 30:

	2003	2002
Installment contract payable through November 2002	$—	$90,643
Installment contract payable through September 2002	—	3,181
8% promissory note payable through May 19, 2002	—	11,745

	$—	$105,569

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2003 and 2002

NOTE	E—COMMITMENTS AND CONTINGENCIES

Litigation—The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements.

Employment Contracts—The Company’s Board of Directors has approved a three-year employment contract with its President and Chief Executive Officer at a base annual salary as determined by the Board (currently $180,000 with minimum 5% annual increases) and includes an annual stock option grant of 150,000 shares of the Company’s common stock. The initial contract period expires July 31, 2005, however, the contract will automatically renew annually thereafter unless terminated by either party. The contract provides that he may, at his election, receive a severance payment equal to 299% of his average annual salary and bonuses received during the prior two-year period in the event of a change in control, as defined.

The Company also has a two-year employment contract with its Vice President of Product Development at a base annual salary as determined by the Board (currently $148,400) and includes an annual stock option grant of 100,000 shares of the Company’s common stock. The initial contract period has expired, however, the contract will automatically renew annually unless terminated by either party. The contract provides that he is to receive a severance payment equal to nine months of his average annual salary and bonuses received during the prior two-year period in the event of a change in control, as defined.

NOTE	F—STOCKHOLDERS’ EQUITY

Fiscal Year 2003:

The Company issued 170,000 shares of common stock for legal services rendered. The Company recorded an expense of $30,600, which represents the fair value of the common stock on the date the liability was settled.

The Company issued 36,629 shares of common stock for cash proceeds of $367 resulting from the exercise of previously issued stock warrants.

Fiscal Year 2002:

The Company issued 245,000 shares of common stock for $0.385 per share. The net proceeds received in connection with these shares of $94,231 were received during the year ended April 30, 2001. These proceeds were presented as Deposits on Common Stock in the accompanying balance sheet as of April 30, 2001.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2003 and 2002

NOTE	F—STOCKHOLDERS’ EQUITY—Continued

The Company issued 2,857,698 shares of common stock in connection with the exercise of warrants and options at exercise prices ranging from $0.01—$0.14, generating $404,277 in proceeds.

The Company issued 1,000,000 shares of common stock for cash proceeds of $133,000.

Fiscal Year 2001:

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

The Company cancelled its stock subscription receivable of $600,000 and the related 4.5 million common shares of stock.

NOTE	G—STOCK OPTIONS AND WARRANTS

In September 1999, the Company’s Board of Directors approved the 1999 Stock Plan (“the 1999 Plan”) which provides for the granting of incentive and nonstatutory stock options to employees, directors and consultants to purchase up to 4,000,000 shares of the Company’s common stock. The 1999 Plan was approved by shareholders on October 10, 2000. Options granted under the 1999 Plan are exercisable at various dates up to four years and have expiration periods of generally ten years. As of April 30, 2003, the Company had 2,085,000 qualified stock options outstanding under the 1999 Plan. In addition, the Company has 2,450,000 non-qualified stock options outstanding as of April 30, 2003 that were issued prior to the 1999 Plan.

During fiscal 2003, the Company issued 490,000 incentive stock options with a weighted average exercise price of $0.17 to its employees and one Director. All options were incentive stock option issued under the 1999 Stock Plan. The stock options granted had exercise prices equal to the fair market value of the Company’s stock on the dates of grant.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2003 and 2002

NOTE	G—STOCK OPTIONS AND WARRANTS—Continued

During fiscal 2002, the Company issued 40,000 options with an exercise price of $0.20 per share to its Directors in consideration of Director services rendered during the nine months ended January 31, 2002. Two of the Company’s Directors resigned in January 2002. No compensation expense was recorded for these options in accordance with Accounting Principles Board Opinion No. 25 and SFAS No. 123.

The following table summarizes certain information related to the Company’s stock options as of April 30:

	2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	4,135,000	0.20	4,005,000	$0.18
Granted	490,000	0.17	200,000	0.05
Forfeited	(90,000)	0.30	—	—
Exercised	—	—	(70,000)	0.10

Outstanding, end of year	4,535,000	$0.18	4,135,000	$0.20

As of April 30, 2003 there were 1,915,000 options available for grant under the 1999 Plan.

The following table summarizes information about stock options outstanding at April 30, 2003:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.11 to $0.12	1,585,000	6.9	$0.12	1,585,000	$0.12
$0.13 to $0.16	1,630,000	7.3	$0.14	1,540,000	$0.14
$0.17 to $0.30	980,000	8.7	$0.21	489,000	$0.21
$0.62 to $0.80	340,000	7.1	$0.64	240,000	$0.65

	4,535,000			3,854,000

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2003 and 2002

NOTE	G—STOCK OPTIONS AND WARRANTS—Continued

During fiscal 2002, the Company issued warrants for the purchase of 96,786 shares of the Company’s common stock to consultants at exercise prices ranging from $0.01—$0.19 per share. The warrants were issued to consultants for general management services provided to the Company. The warrants have a term of five years and are fully vested. The Company recorded compensation expense of $24,135 in 2002, based upon the Black-Scholes option valuation model, which is included in general and administrative expenses in the accompanying financial statements.

During fiscal 2002, the Company issued warrants for the purchase of 12,500,000 shares of the Company’s common stock to two financial consultants at exercise prices ranging from $0.13—$0.60 per share. The warrants were issued for stock placement services provided to the Company. The warrants vest upon any new increase in the number of authorized common shares to be issued by the Company. The warrants have terms of one and three years from the date of vesting. Effective with the Company’s shareholder’s approval of an increase to the authorized number of common stock shares to 200 million on April 10, 2002, the warrants became fully vested. In connection with the issuance of these warrants, the Company recorded compensation expense of $1,524,915 in 2002, based upon the Black-Scholes option valuation model, which is included in general and administrative expenses in the accompanying financial statements.

During fiscal 2001, the Company issued 109,194 warrants with a weighted average exercise price of $0.02 in connection with the sale of shares of the Company’s common stock.

During fiscal 2000, the Company issued approximately 5,450,000 warrants in connection with the sale of stock, with a weighted average exercise price of $0.45. Also during fiscal 2000, the Company issued 1,240,000 warrants to certain directors with an exercise price of 80% of fair market value. The following table summarizes the Company’s stock warrant information:

	2003		2002
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	12,673,258	$0.30	2,875,598	$0.14
Granted	—	—	12,596,786	0.28
Forfeited	(10,500,000)	0.29	(11,428)	0.14
Exercised	(36,629)	0.01	(2,787,698)	0.14

Outstanding, end of year	2,136,629	$0.19	12,673,258	$0.30

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2003 and 2002

NOTE	H—INCOME TAXES

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through April 30, 2003. The Company’s federal net operating loss carryforwards as of April 30, 2003 are approximately $16,388,000. The loss carryforwards expire in various years through 2023. Deferred tax assets of approximately $6.4 and $5.6 million at April 30, 2003 and 2002, respectively, include the effects of these net operating loss carryforwards, and research and development credit carryforwards. A valuation allowance has been provided for the full amount of the deferred tax assets due to the uncertainty of realization.

The provision for income taxes consists of the following for the three years ended April 30, 2003:

Benefit from federal income taxes at statutory rate	$(800,000)	$(1,186,000)	$(569,000)
Stock-based compensation	—	527,000	30,000
Other	—	(32,000)	—
Change in valuation allowance	800,000	691,000	539,000

Benefit	$—	$—	$—

NOTE	I—RELATED PARTIES

During fiscal 2002 and 2001, the Company recorded expenses of approximately $9,000 and $12,400, respectively, for services provided by a company in which an officer of the Company has a controlling interest. There were no related party transactions in fiscal 2003.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2003 and 2002

NOTE	J—QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the unaudited quarterly results of operations for fiscal years 2003 and 2002:

	Year Ended April 30, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Research and development expenses	$176,289	$837,257	$243,214	$176,280	$1,433,040
General and administrative expenses	240,594	202,422	230,419	166,917	840,352
Interest expense	1,538	808	157	—	2,503

Total expenses	418,421	1,040,487	473,790	343,197	2,275,895
Other income	(18,227)	(13,311)	(9,291)	(7,729)	(48,558)

Net loss	400,194	1,027,176	464,499	335,468	2,227,337

Basic and diluted loss per common share	$(0.005)	$(0.012)	$(0.005)	$(0.004)	$(0.030)

	Year Ended April 30, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Research and development expenses	$316,881	$350,444	$328,719	$317,338	$1,313,382
General and administrative expenses	245,991	206,290	172,398	1,666,444	2,291,123
Interest expense	2,917	3,150	4,060	3,469	13,596

Total expenses	565,789	559,884	505,177	1,987,251	3,618,101
Other income	(48,419)	(38,106)	(23,710)	(20,053)	(130,288)

Net loss	517,370	521,778	481,467	1,967,198	3,487,813

Basic and diluted loss per common share	$(0.006)	$(0.006)	$(0.005)	$(0.022)	$(0.040)

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2003 and 2002

NOTE	J—QUARTERLY FINANCIAL DATA (Unaudited)—Continued

Basic and diluted loss per common share for each of the quarters presented above is based on the respective weighted average number of common and dilutive potential common shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year basic and diluted loss per common share amounts. For the periods presented, the effect of the Company’s common stock options and warrants are excluded from the diluted loss per share calculations since inclusion of such items would be antidilutive for that period.

NOTE	K—SUBSEQUENT EVENT

Subsequent to April 30, 2003, the Company initiated an anticipated $2,000,000 common stock placement. Through June 30, 2003, the Company received $900,000 in deposits for the purchase of common stock to be issued at a price of $0.08 per share. In connection with this transaction, the placement agent will receive 8,500,000 stock warrants for the purchase of common stock at an average exercise price of $0.22 per share, a one year extension through December 2005 of existing stock warrants for the purchase of 2,000,000 shares of common stock with an exercise price of $0.20 per share, and a 5% cash finders fee.