Form 10-Q
period 2003-07-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2003-09-19
CIK 34956

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2003.

88,788,874 shares of common stock par value $0.01

Part I-Financial Information

ITEM 1.	FINANCIAL STATEMENTS

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	July 31,	April 30,
	2003	2003
	(Unaudited)
Current Assets:
Cash and cash equivalents	$813,676	$178,442
Prepaid expenses	60,336	72,960

Total Current Assets	874,012	251,402
Property and Equipment, net	409,258	425,924
Patents, net	231,897	237,579

	$1,515,167	$914,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Deposits on common stock	$1,017,482	$—
Accounts payable	46,300	12,235
Accrued liabilities	2,298	2,298

Total Current Liabilities	1,066,080	14,533

Stockholders’ Equity:
Preferred Stock, undesignated, authorized 10,000,000 shares, none issued or outstanding	—	—
Common Stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 88,788,874 and 88,783,874 shares	887,889	887,839
Additional paid-in capital	18,713,838	18,713,263
Deficit accumulated during the development stage	(19,152,640)	(18,700,730)

Total Stockholders’ Equity	449,087	900,372

	$1,515,167	$914,905

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Deficit Accumulated During the Development Stage	Three Months Ended July 31,
		2003	2002
Expenses:
Research and development	$7,149,789	$233,080	$176,289
General and administrative	12,429,046	226,297	240,594
Interest	182,643	—	1,538

Total Expenses	19,761,478	459,377	418,421
Other Income	(608,838)	(7,467)	(18,227)

NET LOSS	$(19,152,640)	$(451,910)	$(400,194)

NET LOSS PER SHARE BASIC AND DILUTED		$(0. 005)	$(0.005)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		88,786,265	88,577,245

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	Deficit Accumulated During Development Stage	Three Months Ended July 31,
		2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,152,640)	$(451,910)	$(400,194)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	766,859	32,370	34,206
Lss on disposal and write-down of property and equipment and other assets	150,409	—	—
Compensatory stock options/warrants issued	1,916,263	—	—
Issuance of stock below market value	695,248	—	—
Contribution of capital through services rendered by stockholders	216,851	—	—
Issuance of stock for services rendered	1,220,809	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(60,336)	12,624	28,939
Accounts payable and accrued expense	225,189	34,064	8,112

Net cash used in operating activities	(14,021,348)	(372,852)	(328,937)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(917,332)	(5,309)	(28,347)
Purchase of other assets	(588,747)	(4,712)	(8,891)

Net cash used in investing activities	(1,506,079)	(10,021)	(37,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of common stock options and warrants	13,908,681	625	—
Deposits received on common stock	1,017,482	1,017,482	—
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from notes, debentures and lease obligations	1,276,065	—	—
Payments on notes and lease obligations	(717,300)	—	(55,139)

Net cash provided by (used in) financing activities	16,341,103	1,018,107	(55,139)

Net change in cash and cash equivalents	813,676	635,234	(421,314)
Cash and cash equivalents, beginning of period	—	178,442	2,442,015

Cash and cash equivalents, end of period	$813,676	$813,676	$2,020,701

Cash paid for: Interest	$143,129	$—	$1,538

Taxes	$15,450	$1,340	$—

See accompanying condensed notes to financial statements

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which in the opinion of management, are necessary to present fairly the financial position of the Company at July 31, 2003, and the results of its operations and its cash flows for the three month periods ended July 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading.

The financial statements included herein should be read in conjunction with the financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003 filed with the Securities and Exchange Commission on July 18, 2003.

Going Concern—The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at July 31, 2003, has an accumulated deficit of $19,152,640 and continues to sustain operating losses on a monthly basis. Since the Company is in the pre-clinical and clinical trial stages of its products, these products must undergo considerable development and testing prior to submission to the FDA for approval to market the products. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing sufficient to fund the required additional development and testing and to meet its obligations on a timely basis. Additionally, as more fully discussed in Note 3 below, the Company has a $1,017,482 current liability related to deposits received on anticipated sales of its commons stock to foreign investors; this liability may need to be satisfied if the Company does not receive signed subscription agreements from these investors. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

2.	STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and has adopted Statement of Financial Accounting Standards (“SFAS”) 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”) that supercedes Financial

Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted. SFAS 148 requires pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. It also requires disclosure of option status on a more prominent and frequent basis. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

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

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The pro forma compensation expense related to options granted to employees and directors for the three-month periods ended July 31, 2003 and 2002 was not material, as there was no affect on loss per share. Therefore, the pro forma presentation as required by SFAS 148 has not been presented in these interim financial statements.

3.	STOCKHOLDERS’ EQUITY

During the three months ended July 31, 2003, the Company granted employee incentive stock options under its 1999 Stock Option Plan totaling 20,000 shares with an exercise price of $0.15 per share, a ten-year term and immediate vesting. The stock options granted have an exercise price equal to the fair market value of the Company’s common stock on the date of grant.

During the three months ended July 31, 2003, the Company issued 5,000 shares of common stock for cash proceeds of $625 resulting from the exercise of previously issued stock options.

During the first quarter ended July 31, 2003, the Company initiated a $2,000,000 private placement of its common stock with foreign investors under the exemption afforded by Regulation S of the Securities Act of 1933. The Company plans to offer a total of

25,000,000 restricted shares of common stock at $.08 per share under this private placement. Through July 31, 2003, the Company has received $1,017,482 in deposits for the purchase of 12,718,525 shares of its common stock. The shares of common stock associated with the deposits received through July 31, 2003 were not issued as of July 31, 2003.

The Company does not have signed acknowledgements or other forms of subscription agreements related to the deposits received for the future sale and delivery of its common stock under the private placement. The Company is currently in the process of obtaining the necessary subscription agreements from each investor relative to the deposits received by the Company. Should the Company be unable to obtain signed subscription agreements, certain of the deposits received may need to be refunded to the investors. Accordingly, the Company has presented the deposits received as a current liability in the accompanying balance sheet as of July 31, 2003 until such signed subscription agreements are received.

It is the Company’s intention to file a registration statement to register the restricted common stock that will be issued to the investors as part of this private placement.

In connection with aforementioned private placement, in May 2003 the Board of Directors resolved to grant the placement agent 8,500,000 warrants for the purchase of common stock at an average exercise price of $0.22 per share, a one year extension through December 2005 of existing stock warrants for the purchase of 2,000,000 shares of common stock with an exercise price of $0.20 per share, and a 5% cash finders fee. On September 18, 2003, the Board of Directors resolved to cancel all warrant and cash compensation, including the one-year warrant term extension, originally contemplated to be granted to the placement agreement in connection with this private placement.

4.	RELATED PARTY TRANSACTION

During the three-month period ended July 31, 2003 the Company paid $28,080 to a specialty contract manufacturer of pharmaceutical products to manufacture Oxycyte™, the company’s perfluorocarbon blood substitute, for upcoming clinical trials. An officer of the Company is a minority shareholder and director of this specialty manufacturer. Additionally, the Company plans to incur at total of $124,400 of contract manufacturing expense with this specialty manufacturer related to the Oxycyte™ Phase I clinical trials.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s implementation of SFAS 150 did not have a material impact on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003 and the filings made with the Securities and Exchange Commission.

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

Significant risks and uncertainties are associated with the Company’s ability to obtain the required financing to develop its products. The Company’s projected capital requirements are based on the expectation that strategic partners will assume further development and regulatory costs for each product during Phase II and Phase III clinical trials and thereafter. If that does not happen, the amount of financing the Company will be required to raise could increase substantially. If the Company is unable to raise adequate financing, it may be required to delay, scale-back, or eliminate product development programs and sell the rights to certain technologies or products.

The Company submitted an Investigational New Drug application (IND) to the Food and Drug Administration (FDA) on Feb. 6, 2003, for Oxycyte, the Company’s perfluorocarbon-based blood substitute and therapeutic oxygen carrier. The IND application informs the FDA of the Company’s intent to start a Phase I safety study with Oxycyte in human subjects. The FDA has approved the Company’s IND. The Company has selected a study site and all of the preparations required to start the study have been completed. The Company has transferred contract manufacturing of Oxycyte to a contract pharmaceutical-manufacturing firm in California, and is preparing to submit an IND amendment to request FDA approval of the change. The Company currently has adequate liquidity to complete the Phase I study; however, there can be no assurance the Company will obtain additional future funding or meet the clinical end points of the Phase I Safety Study.

RESULTS OF OPERATIONS

Three months ended July 31, 2003 and 2002

Research and Development expenses for the three-month period ended July 31, 2003 were $233,080, compared to $176,289 for the same period in the prior year. This increase was due to Contract Manufacturing expenses of $28,080 in the current period relating to the production of Oxycyte® for upcoming clinical trials. In addition, there were increased expenses in the current three-month period for late stage animal studies of $10,000 related to Oxycyte® and increased laboratory wages and supplies expenses of $15,000 relating to the Company’s ongoing research and development program. Because of the nature of the Company’s ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to the Company’s three developmental products.

General and Administrative expenses for the three-month period ended July 31, 2003 were $226,297, compared to $240,594 for the same period in the prior year. This decrease resulted from a decrease in travel expenses of $18,000 relating to overseas travel in the prior fiscal year.

The net loss for the three months ended July 31, 2003 was $451,910 compared to a net loss of $400,194 for the same period in the prior year. Although total expenses increased $40,956 during the three-month period ended July 31, 2003 over the comparable period in 2002, the Company’s net loss increased $51,716. This was due to a reduction in other income, consisting principally of interest income of $10,760 resulting from a decline in interest rates on invested funds and a decline in invested balances over the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since September 1990, when it began operating as Synthetic Blood International, Inc., through the issuance of debt and equity securities and loans from stockholders. As of July 31, 2003, the Company had $874,012 of total current assets and a working capital deficit of $192,068. The Company has invested excess cash in short-term money market investment instruments. The Company believes its cash and cash equivalents at July 31, 2003 will be sufficient to meet its projected liquidity needs through November 2003. Projected liquidity includes the cost of conducting the Oxycyte Phase I clinical study scheduled for the third quarter of 2003.

The Company is in the pre-clinical and clinical trial stages in the development of its products. These products must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials and/or to ultimately obtain commercial approval. This additional development and testing will require significant additional financing. Management is actively pursuing private and institutional financing as well as strategic alliances and/or joint venture agreements to assist the Company in acquiring the necessary additional financing and in reducing the cost burden related to the development and commercialization of its products.

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

During the first quarter ended July 31, 2003, the Company initiated a $2,000,000 private placement of its common stock with foreign investors under the exemption afforded by Regulation S of the Securities Act of 1933. The Company plans to offer a total of 25,000,000 restricted shares of common stock at $.08 per share under this private placement. Through July 31, 2003, the Company has received $1,017,482 in deposits for the purchase of 12,718,525 shares of its common stock. The shares of common stock associated with the deposits received through July 31, 2003 were not issued as of July 31, 2003.

The Company does not have signed acknowledgements or other forms of subscription agreements related to the deposits received for the future sale and delivery of its common stock under the private placement. The Company is currently in the process of obtaining the necessary subscription agreements from each investor relative to the deposits received by the Company. Should the Company be unable to obtain signed subscription agreements, certain of the deposits received may need to be refunded to the investors.

It is the Company’s intention to file a registration statement to register the restricted common stock that will be issued to the investors as part of this private placement.

Management believes that this additional cash raised from this offering, if fully funded, will be sufficient to fund operations through April 30, 2004.

FINANCIAL CONDITION

July 31, 2003 compared to April 30, 2003

Cash used in operating activities during the three-month period ended July 31, 2003 was $372,852, compared to $328,937 for the comparable period of the prior year, an increase of $43,915. Operating activities consisted primarily of product research and development and the general operation of the Company’s corporate office. Cash used in operating activities is dependent on the timing and extent of the Company’s research and development activities.

Cash used in investing activities during the three-month period ended July 31, 2003 was $10,021, compared to $37,238 for the comparable period of the prior year. Investing activities consisted primarily of the purchase of laboratory equipment and expenditures related to the Company’s patent rights. The Company does not anticipate significant future capital expenditures in the near term.

Cash provided by financing activities during the three-month period ended July 31, 2003 was $1,018,107, compared to cash used in financing activities of $55,139 for the comparable period of the prior year. Cash provided by financing activities consisted of $1,017,482 in deposits for the purchase of 12,718,525 shares of the Company’s common stock to be issued under its current $2,000,000 private placement. The Company does not anticipate any significant future debt financing in the near term.

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

During the three months ended July 31, 2003 the Company issued 5,000 shares of common stock for cash proceeds of $625 resulting from the exercise of previously issued stock options.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8K:

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC BLOOD INTERNATIONAL, INC. (Registrant)

9/19/03	/s/ DAVID H. JOHNSON
(Date)	David H. Johnson, Chief Financial Officer