Form 10-Q
period 2003-10-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2003-12-19
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 2-31909

SYNTHETIC BLOOD INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

New Jersey	33-0112644
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3189 Airway Avenue, Building C, Costa Mesa, California 92626

(Address of Principal Executive Office)

714-427-6363

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 30, 2003. 97,819,985 shares of common stock, par value $0.01.

Part I-Financial Information

ITEM 1.	FINANCIAL STATEMENTS.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

	October 31, 2003	April 30, 2003
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$472,795	$178,442
Prepaid expenses	69,232	72,960

Total Current Assets	542,027	251,402

Property and Equipment, net	397,116	425,924
Patents, net	226,871	237,579

	$1,166,014	$914,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$42,771	$12,235
Accrued liabilities	8,981	2,298

Total Current Liabilities	51,752	14,533

Stockholders’ Equity:
Preferred Stock, undesignated, authorized 10,000,000 shares, none issued or outstanding	—	—
Common Stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 96,108,874 and 88,783,874 shares	961,090	887,839
Additional paid-in capital	19,766,238	18,713,263
Deficit accumulated during the development stage	(19,613,066)	(18,700,730)

Total Stockholders’ Equity	1,114,262	900,372

	$1,166,014	$914,905

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Deficit Accumulated During the Development Stage Through October 31, 2003
		Three Months Ended October 31,		Six Months Ended October 31,
		2003	2002	2003	2002
	(Unaudited)	(Unaudited)		(Unaudited)
Expenses:

Research and development	$7,415,419	$265,630	$837,257	$498,710	$1,013,547

General and administrative	12,631,049	202,003	202,422	428,301	443,015

Interest	182,643	—	808	—	2,347

Total Expense	20,229,111	467,633	1,040,487	927,011	1,458,909

Other Income	(616,045)	(7,207)	(13,311)	(14,675)	(31,539)

NET LOSS	$(19,613,066)	$(460,426)	$(1,027,176)	$(912,336)	$(1,427,370)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.005)	$(0.012)	$(0.010)	$(0.016)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		89,504,961	88,595,161	89,145,613	88,586,203

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Deficit Accumulated During Development Stage Through October 31, 2003
		Six Months Ended October 31,
		2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,613,066)	$(912,336)	$(1,427,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	800,316	65,827	68,758
Loss on disposal and write-down of property and equipment and other assets	150,409	—	—
Compensatory stock options/warrants issued	1,916,263	—	—
Issuance of stock below market value	695,248	—	—
Contribution of capital through services rendered by stockholders	216,851	—	—
Issuance of stock for services rendered	1,220,809	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(69,232)	3,728	66,447
Accounts payable and accrued liabilities	228,345	37,220	20,146

Net cash used in operating activities	(14,454,057)	(805,561)	(1,272,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(928,117)	(16,094)	(32,517)
Purchase of other assets	(594,253)	(10,218)	(16,991)

Net cash used in investing activities	(1,522,370)	(26,312)	(49,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of common stock options and warrants	15,034,282	1,126,226	367
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from notes, debentures and lease obligations	1,276,065	—	—
Payments on notes and capital lease obligations	(717,300)	—	(85,793)

Net cash provided by (used in) financing activities	16,449,222	1,126,226	(85,426)

Net change in cash and cash equivalents	472,795	294,353	(1,406,953)
Cash and cash equivalents, beginning of period	—	178,442	2,442,015

Cash and cash equivalents, end of period	$472,795	$472,795	$1,035,062

Cash paid for: Interest	$143,129	$—	$2,347

Taxes	$15,450	$1,340	$4,350

Non-cash investing and financing activities:

During the six months ended October 31, 2003 the Company issued warrants for the purchase of 4,000,000 shares of the Company’s common stock. The estimated fair value of the warrants has been charged against Additional Paid-In Capital as a reduction of the proceeds from the private placement.

See accompanying condensed notes to financial statements

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of October 31, 2003, and the results of its operations for the three and six months ended October 31, 2003 and 2002 and its cash flows for the six months ended October 31, 2003 and 2002. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003 filed with the Commission on July 18, 2003.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at October 31, 2003, has an accumulated deficit of $19,613,066 and continues to sustain operating losses on a monthly basis. Since the Company is in the pre-clinical and clinical trial stages of its products, these products must undergo considerable development and testing prior to submission to the FDA for approval to market the products. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing sufficient to fund the required additional development and testing and to meet its obligations on a timely basis. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

2.	STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted Statement of Financial Accounting Standards 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), that amends Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted. SFAS 123 and 148 require pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. They also require disclosure of option status on a more prominent and frequent basis. The Company accounts for stock options and warrants issued to non-

employees based on the fair value method, but has not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model. The Black–Scholes option-pricing valuation model was developed for use in estimating the fair value of traded options and warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options and warrants.

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The pro forma compensation expense related to options granted to employees and directors for the three and six months ended October 31, 2003 and 2002 was not material, as there was no effect on loss per share. Therefore, the pro forma presentation as required by SFAS 148 has not been presented in these interim financial statements.

3.	STOCKHOLDERS’ EQUITY

During the three months ended October 31, 2003, the Company issued warrants for the purchase of 4,000,000 shares of the Company’s common stock to five financial consultants at an exercise price of $0.20 per share. On the date of issuance of the warrants, the Company’s common stock closed at $0.22 per share on the over-the-counter exchange. Based on a Black-Scholes analysis, the warrants had an estimated fair value of $340,500 on the date of grant. The warrants were issued for investor services provided to the Company in connection with a $2,000,000 private placement of its common stock, as discussed below. The warrants expire in September 2005. The estimated fair value of the warrants has been charged against Additional Paid-In Capital as a reduction of the proceeds from the private placement.

During the three months ended October 31, 2003, the Company received $1,125,600 for the sale of 7,320,000 shares of common stock, at prices ranging from $0.15 to $0.18 per share, in connection with a $2,000,000 private placement of its common stock. The stock was sold to twelve foreign investors under the exemption afforded by Regulation S of the Securities Act of 1933 (the “Securities Act”). It is the Company’s intention to file a registration statement to register the restricted common stock purchased by investors in this private placement.

4.	RELATED PARTY TRANSACTIONS

During the three and six months ended October 31, 2003, the Company paid $59,020 and $87,100, respectively, to a specialty contract manufacturer of pharmaceutical products to manufacture Oxycyte™, the Company’s perfluorocarbon-based blood substitute and therapuetic oxygen carrier, for upcoming clinical trials. An officer of the Company is a minority shareholder and director of this specialty manufacturer. Additionally, the Company plans to incur a total of $126,000 of contract manufacturing expense with this specialty manufacturer related to the Oxycyte™ Phase I clinical trials.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s implementation of SFAS 150 did not have a material impact on its financial statements.

6.	SUBSEQUENT EVENT

During November 2003, the Company received $296,000 from the sale of 1,711,111 shares of its common stock in connection with its $2 million private placement, as discussed above. The Company is in further discussions regarding the issuance of additional warrants with respect to this private placement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those projected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003 and the filings made with the Commission.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of the Form 10-Q to conform such statements to actual results or changes in expectations.

The Company submitted an Investigational New Drug application (“IND”) to the U.S. Food and Drug Administration (“FDA”) on Feb. 6, 2003, for Oxycyte™, the Company’s

perfluorocarbon-based blood substitute and therapeutic oxygen carrier. The IND application informs the FDA of the Company’s intent to start a Phase I safety study with Oxycyte™ in human subjects. The FDA has approved the Company’s IND. The Company has transferred contract manufacturing of Oxycyte™ to a specialty contract manufacturer of pharmaceutical products in California, and the FDA has approved that change. The Phase I Study was started October 30, 2003, and will be completed by the end of December 2003. Results from the first two dose levels are consistent with expectations for preclinical animal studies. The Company estimates that it has adequate liquidity to complete the Phase I study; however, there can be no assurance the Company will obtain additional future funding or meet the clinical end points of the Phase I Safety Study.

RISK FACTORS

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

The costs to complete preclinical tests and to begin and complete the Company’s proposed clinical trials are very high. It is expected existing capital resources will satisfy capital requirements through approximately April 2004. However, substantial additional financing will be needed to begin and continue clinical trials on its products. Other than the anticipated $2,000,000 common stock placement, there are currently no other commitments for any additional financing. The anticipated $2,000,000 common stock sale will have a dilutive effect on existing shareholders. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants and there can be no assurance additional financing will be received. Future capital requirements will depend on many factors, including:

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

The Company must successfully complete preclinical tests on product candidates before applying for or beginning clinical trials on any of the product candidates. To date, Oxycyte™ is the only product that has been approved for clinical trials, which began in the last half of calendar 2003. The Company has not commercialized any products or recognized any revenue from product sales. It will require significant additional investment in research and development, preclinical testing and clinical trials, regulatory approval, and sales and marketing activities. Product candidates, if successfully developed, may not generate sufficient or sustainable revenues to enable the Company to be profitable.

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

The Company’s strategy for the research, development and commercialization of products requires it to enter into contractual arrangements with corporate collaborators, licensors, licensees and others. The Company does not have the funds to develop products and therefore intends to depend on collaborators to develop products. Currently, the Company has no contractual arrangements with any corporate collaborators, licensors, licensees or other parties to develop products. Even if collaborative partners are found, it may not be possible to completely control the amount and timing of resources future collaborative partners will devote to products. The Company intends to seek collaborative arrangements for Oxycyte™, Fluorovent and its implantable glucose biosensor to help cover the cost of development; however, there is no assurance this will be successful. If collaborative relationships or other sources of financing cannot be found, the Company may not be able to continue development programs and may be forced to sell assets, including technology, to raise capital.

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

The Company has submitted an IND application to commence clinical trials for Oxycyte™ and began Phase I clinical trials in the last half of calendar 2003. The Company’s other product candidates are in preclinical development and the Company has not submitted IND applications to commence clinical trials involving these products. Preclinical development efforts may not be successfully completed and the Company may not file any further IND applications. Any delays in, or termination of, clinical trials will materially and adversely affect development and commercialization timelines, which would cause the stock price to decline. Any of these events would also seriously impede the ability to obtain additional financing.

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

The Company is highly dependent on the principal members of its scientific and management staff. In order to pursue product development, marketing and commercialization plans, the Company will need to hire personnel with experience in clinical testing, government regulation, manufacturing, marketing and finance. The Company may not be able to attract and retain personnel on acceptable terms given the intense competition for such personnel among high technology enterprises, including biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. Most of the Company’s scientific and management staff does not have employment contracts. If the Company loses the service of any of these persons, or is unable to attract and retain qualified personnel, business, financial condition and results of operations may be materially and adversely affected.

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

If the Company were to become involved in any litigation, interference or other administrative proceedings, it will incur substantial expense and the efforts of technical and management personnel will be significantly diverted. An adverse determination may subject the Company to loss of proprietary position or to significant liabilities, or require licenses that may not be available from third parties. The Company may be restricted or prevented from manufacturing and selling products, if any, in the event of an adverse determination in a judicial or administrative proceeding or if we fail to obtain necessary licenses. Costs associated with these arrangements may be substantial and may include ongoing royalties. Furthermore, the necessary licenses may not be obtained on satisfactory terms, if at all.

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

The use of any product candidates in clinical trials, and the sale of any approved products, may expose the Company to liability claims and financial losses resulting from the use or sale of our products, although the Company did obtained liability insurance prior to the commencement of the Phase I clinical trials. The Company obtained insurance coverage to include the sale of commercial products if marketing approval is obtained for product candidates in development. Insurance coverage may not be able to be maintained at a reasonable cost or in sufficient amounts or scope to protect against losses.

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

RESULTS OF OPERATIONS

Three months ended October 31, 2003 and 2002

Research and Development expenses for the three months ended October 31, 2003 were $265,630, compared to $837,257 for the same period in the prior year. This decrease was due to a reduction in contract consulting expenses of $570,900, laboratory wages of $25,300 and laboratory supplies of $34,800 relating to expenditures in the prior year for late-stage animal studies. The Company incurred $59,020 for Contract Manufacturing expenses in the current period relating to the production of Oxycyte™ for Phase I clinical trials. Because of the nature of the Company’s ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to the Company’s developmental products.

General and Administrative expenses for the three months ended October 31, 2003 were $202,003, compared to $202,422 for the same period in the prior year. General and Administrative expenses were consistent with those of the previous period.

The net loss for the three months ended October 31, 2003 was $460,426, compared to a net loss of $1,027,176 for the same period in the prior year. Total expenses decreased $572,854 during the three months ended October 31, 2003 over the comparable period in 2002, as noted above. In addition, other income, consisting principally of interest income, decreased $6,205, resulting from a decline in interest rates on invested funds and a decline in invested balances over the same period in 2002.

Six months ended October 31, 2003 and 2002

Research and Development expenses for the six months ended October 31, 2003 were $498,710, compared to $1,013,547 for the same period in the prior year. This decrease was due to reduction in contract consulting expenses of $555,900, laboratory wages of $15,000 and laboratory supplies of $31,900 relating to expenditures in the prior year for late-stage animal studies. The Company incurred $87,100 for Contract Manufacturing expenses in the current period relating to the production of Oxycyte™ for Phase I clinical trials. Because of the nature of the Company’s ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to the Company’s three developmental products.

General and Administrative expenses for the six months ended October 31, 2003 were $428,301, compared to $443,015 for the same period in the prior year. General and Administrative expenses were consistent with those of the previous period.

The net loss for the six months ended October 31, 2003 was $912,336, compared to a net loss of $1,427,370 for the same period in the prior year. Total expenses decreased $531,898 during the six months ended October 31, 2003 over the comparable period in 2002. In addition, other income, consisting principally of interest income, decreased $16,864, resulting from a decline in interest rates on invested funds and a decline in invested balances over the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since September 1990, when it began operating as Synthetic Blood International, Inc., through the issuance of debt and equity securities and loans from stockholders. As of October 31, 2003, the Company had $542,027 of total current assets and working capital of $490,275. The Company has invested excess cash in short-term money market investment instruments. The Company believes its cash and cash equivalents at October 31, 2003 will be sufficient to meet its projected liquidity needs through January 2004. Projected liquidity includes the cost of conducting the Oxycyte™ Phase I clinical study scheduled for the third and fourth quarter of 2003.

The Company is in the pre-clinical and clinical trial stages in the development of its products. These products must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials and/or to ultimately obtain commercial approval. This additional development and testing will require significant additional financing. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to assist the Company in acquiring the necessary additional financing and in reducing the cost burden related to the development and commercialization of its products.

If the Company raises additional funds through the issuance of equity securities, the percentage ownership of existing stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences and privileges senior to those of the common stock. There can be no assurance that FDA approval will be granted, if and when it is applied for one or more of the Company’s products or that necessary funding will be obtained.

The Company has initiated a $2,000,000 private placement of its common stock with foreign investors under the exemption afforded by Regulation S of the Securities Act of 1933. Through October 31, 2003, the Company has received $1,125,600 for the purchase of 7,320,000 shares of its common stock. Management believes that this additional cash raised from this offering, if fully funded, will be sufficient to fund operations through April 30, 2004. The Company intends to file a registration statement to register the restricted common stock that was purchased by the investors as part of this private placement.

Subsequent to October 31, 2003, the Company received $296,000 from the sale of 1,711,111 shares of its common stock in connection with the $2,000,000 million private placement.

FINANCIAL CONDITION

October 31, 2003 compared to April 30, 2003

Cash used in operating activities during the six months ended October 31, 2003 was $805,561, compared to $1,272,019 for the comparable period of the prior year, a decrease of $466,458. Operating activities consisted primarily of product research and development and the general operation of the Company’s corporate office. Cash used in operating activities is primarily dependent on the timing and extent of the Company’s research and development activities.

Cash used in investing activities during the six months ended October 31, 2003 was $26,312, compared to $49,508 for the comparable period of the prior year. Investing activities consisted primarily of the purchase of laboratory equipment and expenditures related to the Company’s patent rights. The Company does not anticipate significant future capital expenditures in the near term.

Cash provided by financing activities during the six months ended October 31, 2003 was $1,126,226, compared to cash used in financing activities of $85,426 for the comparable period of the prior year. Cash provided by financing activities consisted primarily of the purchase of 7,320,000 shares of the Company’s common stock for $1,125,600 in connection with its current $2,000,000 private placement. The Company does not anticipate any significant future debt financing in the near term.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES.

Management is responsible for maintaining effective disclosure controls and procedures. As of the end of the period covered by this report, we evaluated the effectiveness and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective and provide for timely collection and evaluation of information that may need to be disclosed to investors. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our evaluation, nor were there any significant deficiencies and material weaknesses in our internal controls. Accordingly, no corrective actions with regard to significant deficiencies and material weaknesses were required or undertaken.

Part II-Other Information

ITEM 1.	LEGAL PROCEEDINGS.

None

ITEM 2.	CHANGES IN SECURITIES.

During the three months ended October 31, 2003, the Company issued 7,320,000 shares of common stock for cash proceeds of $1,125,600 in a private placement. The securities were sold, without registration, under the exemption afforded by Regulation S of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

The registrant filed Form 8-K on September 26, 2003 informing the Commission of the resignation of its corporate auditors.

The registrant filed Form 8-K on November 11, 2003 informing the Commission of the appointment of successor corporate auditors.

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC BLOOD INTERNATIONAL, INC.

December 18, 2003	/s/ David H. Johnson
(Date)	David H. Johnson Chief Financial Officer