Form 10-Q
period 2004-01-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2004-03-16
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 29, 2004. 101,686,653 shares of common stock, par value $0.01.

FORM 10-Q

SYNTHETIC BLOOD INTERNATIONAL, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Balance Sheets as of January 31, 2004 (unaudited) and April 30, 2003	3

	Statements of Operations for the Three Months and Nine Months Ended January 31, 2004 and 2003, and During the Development Stage Through January 31, 2004 (unaudited)	4

	Statements of Cash Flows for the Nine Months Ended January 31, 2004 and 2003, and During the Development Stage Through January 31, 2004 (unaudited)	5

	Condensed Notes to Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3. Quantitative and Qualitative Disclosure About Market Risk	13

	Item 4. Controls and Procedures	13

PART II.	OTHER INFORMATION

	Item 2. Changes in Securities and Use of Proceeds	14

	Item 6. Exhibits and Reports on Form 8-K	14

	Signatures	15

Part I—Financial Information

ITEM 1. FINANCIAL STATEMENTS.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

	January 31, 2004	April 30, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$722,541	$178,442
Prepaid expenses	107,235	72,960

Total Current Assets	829,776	251,402
Property and Equipment, net	436,551	425,924
Patents, net	219,662	237,579

	$1,485,989	$914,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$291,710	$12,235
Accrued liabilities	42,045	2,298

Total Current Liabilities	333,755	14,533

Stockholders’ Equity:
Preferred Stock, undesignated, authorized 10,000,000 shares, none issued or outstanding	—	—
Common Stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 100,353,319 and 88,783,874 shares	1,003,533	887,839
Deposits on common stock	100,000	—
Deferred compensation	(146,667)	—
Additional paid-in capital	20,621,765	18,713,263
Deficit accumulated during the development stage	(20,426,397)	(18,700,730)

Total Stockholders’ Equity	1,152,234	900,372

	$1,485,989	$914,905

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Deficit Accumulated During the Development Stage Through January 31, 2004	Three Months Ended January 31,		Nine Months Ended January 31,
		2004	2003	2004	2003
	(Unaudited)	(Unaudited)		(Unaudited)
Expenses:
Research and development	$7,916,907	$501,488	$243,214	$1,000,198	$1,256,761
General and administrative	12,945,084	314,035	230,419	742,336	673,433
Interest	182,643	—	156	—	2,503

Total Expense	21,044,634	815,523	473,789	1,742,534	1,932,697
Other Income	(618,237)	(2,192)	(9,291)	(16,867)	(40,829)

NET LOSS	$(20,426,397)	$(813,331)	$(464,498)	$(1,725,667)	$(1,891,868)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.008)	$(0.005)	$(0.019)	$(0.021)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		98,469,019	88,652,678	92,253,415	88,608,362

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Deficit Accumulated During Development Stage Through January 31, 2004	Nine Months Ended January 31,
		2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,426,397)	$(1,725,667)	$(1,891,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	840,900	106,411	102,829
Loss on disposal and write-down of property and equipment and other assets	150,409	—	8,325
Compensatory stock options/warrants issued	1,989,596	73,333	—
Issuance of stock below market value	695,248	—	—
Contribution of capital through services rendered by stockholders	218,822	—	—
Issuance of stock for services rendered	1,220,809	1,971	30,600
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(107,235)	(34,275)	(13,288)
Accounts payable and accrued liabilities	510,347	319,222	8,037

Net cash used in operating activities	(14,907,501)	(1,259,005)	(1,755,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(997,545)	(85,522)	(34,704)
Purchase of other assets	(597,634)	(13,599)	(22,315)

Net cash used in investing activities	(1,595,179)	(99,121)	(57,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of common stock options and warrants	15,710,281	1,802,225	367
Deposits on common stock	100,000	100,000
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from notes, debentures and lease obligations	1,276,065	—	—
Payments on notes and capital lease obligations	(717,300)	—	(105,569)

Net cash provided by (used in) financing activities	17,225,221	1,902,225	(105,202)

Net change in cash and cash equivalents	722,541	544,099	(1,917,586)
Cash and cash equivalents, beginning of period	—	178,442	2,442,015

Cash and cash equivalents, end of period	$722,541	$722,541	$524,429

Cash paid for: Interest	$143,129	$—	$2,503

Taxes	$15,450	$1,340	$4,350

Non-cash investing and financing activities during the nine months ended January 31, 2004:

(1)	The Company issued warrants for the purchase of 4,000,000 shares of the Company’s common stock. The estimated fair value of the warrants of $340,600 has been charged against Additional Paid-In Capital as a reduction of the proceeds from the private placement.
(2)	The Company issued 500,000 incentive stock options to a Director of the Company. Deferred compensation of $146,667 has been recorded for the difference between the market value of the shares at the date of grant of $.59 per share over the strike price of $.15 per share and will be amortized to compensation expense over the 2 year vesting period.

See accompanying condensed notes to financial statements

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of January 31, 2004, and the results of its operations for the three and nine months ended January 31, 2004 and 2003, and for the period from inception (May 26, 1967) to January 31, 2004, and its cash flows for the nine months ended January 31, 2004 and 2003, and for the period from inception (May 26, 1967) to January 31, 2004. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003 filed with the Commission on July 18, 2003.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at January 31, 2004, has an accumulated deficit of $20,426,397, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future. Since the Company is in the pre-clinical and clinical trial stages of its products, these products must undergo considerable development and testing prior to submission to the FDA for approval to market the products. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing sufficient to fund the required additional development and testing and to meet its obligations on a timely basis. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The pro forma compensation expense related to options granted to employees and directors for the three and nine months ended January 31, 2004 and 2003 was not material, as there was no effect on loss per share. Therefore, the pro forma presentation as required by SFAS 148 has not been presented in these interim financial statements.

3.	STOCKHOLDERS’ EQUITY

During the nine months ended January 31, 2004, the Company received $1,801,600 for the sale of 11,564,445 shares of common stock, at prices ranging from $0.15 to $0.18 per share, in connection with a $2,000,000 private placement of its common stock. The stock was sold to eighteen foreign investors under the exemption afforded by Regulation S of the Securities Act of 1933 (the “Securities Act”). It is the Company’s intention to file a registration statement to register the restricted common stock purchased by investors in this private placement.

During the three months ended July 31, 2003, the Company issued 5,000 shares of common stock for cash proceeds of $625 resulting from the exercise of previously issued stock options.

During the nine months ended January 31, 2004, the Company issued warrants for the purchase of 4,000,000 shares of the Company’s common stock to five foreign financial consultants at an exercise price of $0.20 per share. On the date of issuance of the warrants, the Company’s common stock closed at $0.22 per share on the over-the-counter exchange. Based on a Black-Scholes analysis, the warrants had an estimated fair value of $340,500 on the date of grant. The warrants were issued for investor services provided to the Company in connection with a $2,000,000 private placement of its common stock, as discussed above. The warrants expire in September 2005. The estimated fair value of the warrants has been charged against Additional Paid-In Capital as a reduction of the proceeds from the private placement.

During the three months ended January 31, 2004, the Company issued options to purchase 500,000 shares of common stock at $.15 per share to the Chairman of the Board of Directors. The options vest one-third annually beginning in January 2004 and expire in January 2009. The Company has recorded the difference between the market value of the shares at the date of grant of $.59 per share over the strike price of $.15 per share as compensation expense over the vesting period. During the three months ended January 31, 2004, the Company recorded compensation expense of $73,333 and deferred compensation of $146,667 has been recorded and will be amortized as compensation over the remaining two-year vesting period.

4.	RELATED PARTY TRANSACTIONS

During the three and nine months ended January 31, 2004, the Company paid $38,900 and $126,000, respectively, to a specialty contract manufacturer of pharmaceutical products to manufacture Oxycyte, the Company’s perfluorocarbon-based blood substitute and therapuetic oxygen carrier, for upcoming clinical trials. An officer of the Company is a minority shareholder and director of this specialty manufacturer.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s implementation of SFAS 150 did not have a material impact on its financial statements.

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (VIE’s), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. Fin 46 deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. As of January 31, 2004, management believes that the Company is not the primary beneficiary of any VIE’s.

6.	SUBSEQUENT EVENTS

During February 2004, the Company received and additional $100,000 from the sale of 666,667 shares of its common stock at $.15 per share in connection with its $2 million private placement, as discussed above. The common shares were issued in February 2004.

The Company intends to issue approximately 12,000,000 shares of common stock as compensation to a foreign advisor for services rendered upon completion of the $2,000,000 common stock placement. The estimated fair value of the warrants will be charged against Additional Paid-In Capital as a reduction of the proceeds from the private placement when the shares are issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Synthetic Blood, Inc., is a New Jersey corporation that, since 1990, has pursued the development of medical products based on perfluorocarbon technology. Since 1993 Synthetic Blood has also pursued development of a glucose biosensor implant.

Perfluorocarbons are biologically inert compounds containing carbon and fluorine. The chemical combination of perfluorocarbons allows them to readily absorb and give up oxygen. Further, these compounds do not mix with water and evaporate in air. These properties create opportunities for developing blood substitutes that act as oxygen carriers for human tissue and fluids that carry oxygen to the lungs for remedial uses.

Synthetic Blood developed Oxycyte as a synthetic blood substitute. We received approval of our Investigational New Drug application filed with the U.S. Food and Drug Administration (FDA) and began Phase I clinical studies in October 2003, which were completed in December 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte. Our goal is to begin Phase II studies in the second quarter of calendar 2004. We expect to commit a substantial portion of our financial and business resources over the next 3 years to testing Oxycyte and advancing this product to commercial distribution.

Fluorovent is an oxygen exchange fluid for facilitating the treatment of lung conditions,

which is currently under development. We have not filed any applications on this product with the FDA and do not expect we will do so for at least one year.

Our biosensor product uses an enzyme process for measuring the glucose level in the blood stream. It is a subcutaneous implant programmed to measure the glucose level and transmit the results to a hand held receiver. This product is also under development and we do not expect we will file any applications with the FDA for at least the next 2 years.

RESULTS OF OPERATIONS

Three months ended January 31, 2004 and 2003

Research and Development expenses for the three months ended January 31, 2004 were $501,488, compared to $243,214 for the same period in the prior year. This increase was due to an increase in contract consulting expenses of $203,900 related to our recently completed Phase I studies for its Oxycyte product. We also incurred $38,900 for Contract Manufacturing expenses in the current period related to the production of Oxycyte for the Phase I clinical trials. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the three months ended January 31, 2004 were $314,035 compared to $230,419 for the same period in the prior year. During the three months ended January 31, 2004, compensation expense of $73,333 was recorded for stock options awarded to our Chairman of the Board and an incentive bonus of $40,000 to our President.

The net loss for the three months ended January 31, 2004 was $813,331, compared to a net loss of $464,498 for the same period in the prior year. Total expenses increased $341,734 during the three months ended January 31, 2004 over the comparable period in 2003, as discussed above. In addition, other income, consisting principally of interest income, decreased $7,099, resulting from a decline in interest rates on invested funds and a decline in invested balances over the same period in 2003.

Nine months ended January 31, 2004 and 2003

Research and Development expenses for the nine months ended January 31, 2004 were $1,000,198, compared to $1,256,761 for the same period in the prior year. This decrease was due to reduction in contract consulting expenses of $351,900 and laboratory supplies of $50,100 relating to expenditures in the prior year for late-stage animal studies. We incurred $126,000 for Contract Manufacturing expenses in the current period relating to the production of Oxycyte for Phase I clinical trials. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our three developmental products.

General and Administrative expenses for the nine months ended January 31, 2004 were $742,336, compared to $673,433 for the same period in the prior year. This increase is related to the increase in compensation expense during the current period, as discussed above.

The net loss for the nine months ended January 31, 2004 was $1,725,667, compared to a net loss of $1,891,868 for the same period in the prior year. Total expenses decreased $190,163 during the nine months ended January 31, 2004 over the comparable period in 2002, as discussed above. In addition, other income, consisting principally of interest income, decreased $23,962, resulting from a decline in interest rates on invested funds and a decline in invested balances over the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Synthetic Blood has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of January 31, 2004, we had $829,776 of total current assets and working capital of $496,021. Our practice is to invest excess cash in short-term money market investment instruments. Management believes cash and cash equivalents at January 31, 2004 will be sufficient to meet the Company’s projected liquidity needs at least through April 2004.

We are in the pre-clinical and clinical trial stages in the development of our products. Under an Investigational New Drug application filed with the FDA, we completed Phase I clinical studies on Oxycyte in December 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte. We are in the process of completing our report on the test results for submission to the FDA, together with written protocols for two Phase II clinical studies on Oxycyte. We estimate that pursuing the review process with the FDA and implementing the Phase II clinical study will take approximately one year and cost approximately $2 million. Even if we are successful with our Phase II study, we must then conduct a Phase III clinical study and, if that is successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other products, Fluorovent and the glucose biosensor, must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond April 2004 depend on obtaining outside financial resources, and there is no assurance we will succeed in obtaining the necessary resources.

We have had difficulty raising additional capital for research and development activities. During 2003, in order to fund the Phase I clinical studies for Oxycyte, we initiated a $2,001,600 private placement of common stock with foreign investors at prices ranging from $0.15 to $0.18 per share, which was completed in February 2004. We are relying on this financing to fund our operations through April 2004. In connection with this private placement, we issued or agreed to issue to foreign consultants that assisted with placement of the offering warrants for the purchase of 4,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share and approximately 12,000,000 of common stock.

FINANCIAL CONDITION

January 31, 2004 compared to April 30, 2003

Cash used in operating activities during the nine months ended January 31, 2004 was $1,259,005, compared to $1,755,365 for the comparable period of the prior year, a decrease of $496,360. Operating activities consisted primarily of product research and development and the general operation of the Company’s corporate office. Cash used in operating activities is primarily dependent on the timing and extent of the Company’s research and development activities.

Cash used in investing activities during the nine months ended January 31, 2004 was $99,121, compared to $57,019 for the comparable period of the prior year. Investing activities consisted primarily of the purchase of laboratory equipment and expenditures related to the Company’s patent rights. The Company does not anticipate significant future capital expenditures in the near term.

Cash provided by financing activities during the nine months ended January 31, 2004 was $1,902,225, compared to cash used in financing activities of $105,202 for the comparable period of the prior year. Cash provided by financing activities consists primarily of the sale of the Company’s common stock to outside investors. The Company is attempting to raise additional funds that may take the form of equity or debt securities.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Stock-Based Compensation—We account for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, effective April 30, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”) that supercedes Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 148 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants. It also requires disclosure of option status on a more prominent and frequent basis. We account for stock options and warrants issued to non-employees based on the fair value method, but have not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model. The Black–Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Long-Lived Assets—Our intangible assets consist of patents related to our various technologies. These assets are amortized on a straight-line method over their estimated useful life, which ranges from eight to ten years. We review these intangible assets for impairment on a quarterly basis in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At January 31, 2004, management believes no indications of impairment existed.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the discussion and information presented in this report contain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those presented in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2003 and subsequent filings made with the Securities and Exchange Commission.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of this report to conform such statements to actual results or changes in expectations.

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

Part II—Other Information

ITEM 2.	CHANGES IN SECURITIES.

On November 11 and December 31, 2003, the Company sold 4,244,445 shares of common stock for cash proceeds of $676,000. Subsequent to January 31, 2004, an additional 666,667 shares of common stock were sold for $100,000. These stock sales during the quarter were part of the Company’s larger offering of 12,897,779 shares of common stock, at prices ranging from $0.15 to $0.18 per share that began earlier in the fiscal year. The shares sold in the most recent quarter ended January 31, 2004, were sold to 7 foreign investors under the exemption afforded by Regulation S of the Securities Act of 1933. It is the Company’s intention to file a registration statement to register the restricted common stock purchased by investors in this private placement. The Company issued warrants for the purchase of 4,000,000 shares of its Company’s common stock that expire in September 2005, to five foreign financial consultants at an exercise price of $0.20 per share as part of the compensation given in connection with the total offering to foreign investors. Further, the Company intends to additionally issue approximately 12,000,000 shares of common stock in March 2004 to two foreign consultants as additional compensation for placing the securities.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

The registrant filed Form 8-K on September 26, 2003 reporting under Item 4 the resignation of its independent accountants.

The registrant filed Form 8-K on November 11, 2003 reporting under Item 4 the Company’s engagement of new independent accountants.

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC BLOOD INTERNATIONAL, INC.

March 15, 2004	/s/ DAVID H. JOHNSON
(Date)	David H. Johnson, Chief Financial Officer