Form 10-K
period 2004-04-30
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2004-08-13
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: at July 15, 2004, 113,808,876 shares of $.01 par value common stock. The aggregate market value of the shares held by non-affiliates of the registrant (assuming officers, directors and 10% shareholders are affiliates) was approximately $44,602,011 based on the closing bid price of the Registrant’s Common Stock on July 31, 2004 of $0.40 per share.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933. None of the above-listed documents are incorporated by reference. None

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements in “Item 1 – Business,” “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined in the “Risk Factors” section of “Item 1. – Business” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed or implied by such forward-looking statements.

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

PART I

ITEM 1 – BUSINESS

General

Synthetic Blood International Inc. is engaged in the business of developing biotechnology products. We are currently focusing on developing Oxycyte™, a product we believe is a safe and effective alternative to transfused blood for use in surgical and similar medical situations. In addition, we also have under development Fluorovent™, an oxygen exchange fluid for facilitating the treatment of lung conditions, and a biosensor implant product that uses an enzyme process for measuring the glucose level in the blood stream.

We received approval of our Investigational New Drug application for Oxycyte filed with the U.S. Food and Drug Administration (FDA) and began Phase I clinical studies in October 2003, which were completed in December 2003. Our goal is to begin Phase II studies in 2004. We expect to commit a substantial portion of our financial and business resources over the next three years to testing Oxycyte and advancing this product to commercial distribution.

Fluorovent and our biosensor implant are still in the animal testing stage and we have not filed any applications with the FDA for human testing of these products. Since we will likely devote less of our time and resources to advancing these products because of the priority placed on Oxycyte, we do not expect we will be in a position to file any applications for these products with the FDA for at least another year.

Since our priority for the foreseeable future is Oxycyte, the following discussion of our business focuses primarily on that product.

Blood substitute market

The principal function of human blood is to transport oxygen throughout the body. The lack of an adequate supply of oxygen as a result of blood loss can lead to organ dysfunction or death. The transfusion of human blood is presently the only effective means of immediately restoring diminished oxygen-carrying capacity resulting from blood loss. According to the National Blood Data Resource Center, 14 million units of whole blood and red blood cells were transfused in the United States in 2001 and the volume of blood transfused is increasing at the rate of 6 percent per year. This includes transfusions for trauma, surgery (emergency and elective), unexpected blood loss, chronic anemia, and other general medical applications.

The use of donated blood in transfusion therapy, while effective in restoring an adequate supply of oxygen in the body of the recipient, has several limitations. Although testing procedures exist to detect the presence of certain diseases in blood, these procedures cannot eliminate completely the risk of blood-borne disease. Transfused blood also can be used only in recipients having a blood type compatible with that of the donor. Delays in treatment, resulting from the necessity of blood typing prior to transfusion, together with the limited shelf life of blood and the limited availability of certain blood types, impose constraints on the immediate availability of compatible blood for transfusion. There is no commercially available blood substitute in this country that addresses these problems.

Oxycyte is intended as a transfusion substitute for blood transfusion that ordinarily would be applied in cases of trauma, surgery (emergency and elective), unexpected blood loss, chronic anemia, and other general medical applications. For trauma and emergency surgical procedures, the immediate availability and universal compatibility of Oxycyte are expected to provide significant advantages over transfused blood by avoiding the delay and opportunities for error associated with blood typing. The major benefit of Oxycyte in elective surgery is expected to be increased transfusion safety for patients and health care professionals.

In addition to the foregoing applications for which blood is currently used, there exist potential sources of demand for which blood is not currently utilized and for which Oxycyte may be suitable. These include applications in which the required blood type is not immediately available or in which transfusions are desirable but not given for fear of a transfusion reaction due to difficulty in identifying compatible blood. For example, we believe emergicenters and surgicenters both experience events where an oxygen-carrying volume expander may be useful. We also believe Oxycyte may be used by emergency medical technicians in ambulances, medical helicopters and other pre-hospital settings. In addition, the military has expressed a high level of interest in oxygen-carrying products for the resuscitation of battlefield casualties.

Based on these circumstances, we believe there may be a substantial and meaningful market for an effective blood substitute, and we believe Oxycyte is a viable candidate for exploiting that market.

Our product - Oxycyte

Our Oxycyte blood substitute product is a perfluorocarbon emulsified with water and a surfactant, which is provided to the patient intravenously. The physical properties of perfluorocarbon enable our product to gather oxygen from the lungs and transport the oxygen through the body releasing it along the way. Over a period of days Oxycyte gradually evaporates in the lungs from where it is exhaled. Oxycyte requires no cross matching, so it is immediately available and compatible with all blood types. Oxycyte has an extended shelf life compared to blood. Since Oxycyte is not based on any biological component, it is sterile and free of potential contamination from a donor. Further, since Oxycyte is based on readily available inert compounds, we believe we will be able to manufacture the product on a cost effective basis in amounts sufficient to meet demand.

We conducted a Phase I clinical study on Oxycyte after receiving clearance from the FDA, which was completed in December 2003. We are in the process of completing our report on the results, which were in line with our expectations, and preparing our protocol for Phase II of the clinical trials to submit to the FDA for approval. We intend to submit our report and protocol for the next test to the FDA in May 2004. If our protocol is approved and if we are successful in obtaining additional financing, our goal is to begin the Phase II clinical tests in 2004.

We use a proprietary process of perfluorocarbon production and emulsification to produce Oxycyte. We use contract manufacturers to produce Oxycyte for our clinical testing and we expect we will use contract manufacturers to produce the product should we be successful in obtaining FDA approval for commercial distribution. Currently, our contractors have the capability of producing 70,000 one-pint units annually. We believe we may need to increase this production capacity by a factor of 10 for commercial distribution.

Our contract manufacturer is PrimaPharm, Inc. located in San Diego, California. Based on production testing and inspection, the FDA has determined that PrimaPharm satisfies its good manufacturing practices standards with respect to the production of Oxycyte. Should Oxycyte successfully progress through the next stages of testing, we expect we will pursue negotiations with PrimaPharm on a long-term agreement for commercial production. Should these negotiations be unsuccessful, management believes there are a number of other manufacturers capable of producing Oxycyte in accordance with FDA regulations and in sufficient quantities for commercial distribution.

If approved for commercial sale, Oxycyte will compete directly with established therapies for acute blood loss and replacement and may compete with other technologies currently under development. We cannot ensure that Oxycyte will have advantages, which will be significant enough to cause medical professionals to adopt it rather than continue to use established therapies or other new technologies or products. We also cannot ensure that the price of Oxycyte, in light of Oxycyte’s potential advantages, will be competitive with the price of established therapies or other new technologies or products.

Several companies have developed or are in the process of developing technologies that are, or in the future may be, the basis for products that will compete with Oxycyte. Certain of these companies are pursuing different approaches or means of accomplishing the therapeutic effects sought to be achieved through the use of Oxycyte. Some of these companies have substantially greater financial resources, larger research and development staffs, more extensive facilities and more experience than Synthetic Blood in testing, manufacturing, marketing and distributing medical products. We cannot ensure that one or more other companies will not succeed in developing technologies and products that will be available for commercial use prior to Oxycyte, which will be more effective or less costly than Oxycyte, or which would otherwise render Oxycyte obsolete or non-competitive. A bovine-source hemoglobin-based oxygen-carrier has been approved for human use in South Africa and a Biologics License Application, or BLA, was submitted to the FDA for its use in the United States, which has not been approved but will likely be pursued by the product manufacturer. Further, a human hemoglobin based product is now in Phase III testing for emergency and traumatic blood loss applications.

We believe that important competitive factors in the market for blood substitute products will include the relative speed with which competitors can develop their respective products, complete the clinical testing and regulatory approval process, and supply commercial quantities of their products to the market. In addition to these factors, competition is expected to be based on the effectiveness of blood substitute products and the scope of the intended uses for which they are approved, the scope and enforceability of patent or other proprietary rights, product price, product supply, and marketing and sales capability. We believe that our competitive position will be significantly influenced by the timing of the clinical testing and regulatory filings for Oxycyte, our ability to expand our manufacturing capability to permit commercial production of Oxycyte, if approved, and our ability to maintain and enforce our proprietary rights covering Oxycyte and its manufacturing process.

Our other products

Fluorovent

Fluorovent is an oxygen-carrying perfluorocarbon liquid that, when dispensed directly into the lungs, acts as a surfactant and effective medium for gas exchange, which increases pulmonary function and the diffusion of oxygen and carbon dioxide through the lungs into the body. The development of this product capability has applications in the treatment of acute lung disease, such as infant respiratory distress syndrome and adult respiratory syndrome. Further development of this product is currently on hold until we obtain additional financing.

Implanted glucose biosensor

Synthetic Blood has developed an implanted glucose biosensor to monitor blood glucose. Termed a biosensor because it utilizes an enzyme specific for glucose, we believe it will provide glucose measurement significantly more accurate than possible from current portable measuring devices. Once implanted in subcutaneous tissue during a simple outpatient procedure, the biosensor provides continuous monitoring of glucose levels. A radio frequency signal from the implanted biosensor is transmitted to an external receiving device the size of a pager that displays glucose levels as a digital readout, has high and low glucose alarms, and stores data for downloading at the physician’s office. The external device can also be programmed to monitor glucose according to a preset schedule. It is anticipated the implant life of the biosensor will exceed one year. Further development of this product is currently on hold until we obtain additional financing.

The primary market for this product is diabetes sufferers. A study sponsored by the National Institutes of Diabetes and Digestive and Kidney Diseases, showed that “tight diabetes control” (keeping blood sugar levels close to normal by frequent blood sugar testing, several daily insulin shots, and lifestyle changes) was associated with a major reduction in diabetic complications. Current glucose testing devises are based on “finger sticking” to obtain a blood sample for testing, which we believe results in less frequent and less regular monitoring of glucose levels. Consequently, we believe a there is a meaningful market for a painless automatic monitoring product.

Our patents and intellectual property

Perfluorocarbon products

Synthetic Blood holds four U.S. patents (5,674,913; 5,824,703; 5,840,767; 6,167,887), three Australian patents (690,277; 722,417; 759,557), two Canadian Patents (2,239,170; 2,311,122) and, one European patent (EPO 8697678B1) pertaining to the use and application of perfluorocarbons as gas transport agents in blood substitutes and liquid ventilation. Additionally, through an exclusive supply agreement with our perfluorocarbon supplier, we benefit from eight perfluorocarbon manufacturing process patents that further protect the perfluorocarbons contained in our products.

Biosensor

We have three U.S. patents (5,914,026; 5,964,993 6,343,225) and two Australian patents (720,712; 734,003) that protect what we believe are important design features of our implanted glucose biosensor. We also hold exclusive licenses to three fundamental biosensor patents that represent the core technology used on our product.

Government regulation

The manufacture and distribution of Oxycyte, as well as our other products, and the operation of our manufacturing facilities will require the approval of United States government authorities as well as those of foreign countries. In the United States, the FDA regulates medical products, including the category known as “biologicals” which includes Oxycyte. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of Oxycyte. In addition to FDA regulations, we are also subject to other federal and state regulations, such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial funds.

The steps required before a biological product may be sold commercially in the United States include pre-clinical testing, the submission to the FDA of an Investigational New Drug application, clinical trials in humans to establish the safety and effectiveness of the product, the submission to the FDA of a BLA relating to the product and the manufacturing facilities to be used to produce the product for commercial sale, and FDA approval of a BLA. After a BLA is submitted there is an initial review by FDA to be sure that all of the required elements are included in the submission. There can be no assurance that the application will be accepted for filing or that the FDA may not issue a refusal to file, or RTF. If an RTF is issued, there is opportunity for dialogue between the sponsor and the FDA in an effort to resolve all concerns. There can be no assurance that such a dialogue will be successful in leading to the filing of the BLA. If the submission is filed, there can be no assurance that the full review will result in product approval.

Pre-clinical tests include evaluation of product chemistry and studies to assess the safety and effectiveness of the product and its formulation. The results of the pre-clinical tests are submitted to the FDA as part of the Investigational New Drug application. The goal of clinical testing is the demonstration in adequate and well-controlled studies of substantial evidence of the safety and effectiveness of the product in the setting of its intended use. The results of pre-clinical and clinical testing are submitted to the FDA from time to time throughout the trial process. In addition, before approval for the commercial sale of a product can be obtained, results of the pre-clinical and clinical studies must be submitted to the FDA in the form of a BLA. The testing and approval process requires substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the condition being treated, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional pre-clinical studies or clinical trials may be requested during the FDA review process and may delay product approval. After FDA approval for its initial indications, further clinical trials may be necessary to gain approval for the use of a product for additional indications. FDA may also require post-marketing testing, which can involve significant expense, to monitor for adverse effects.

Among the conditions for BLA approval is the requirement that the prospective manufacturer’s quality controls and manufacturing procedures conform to FDA requirements. In addition, domestic manufacturing facilities are subject to biennial FDA inspections and foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities with reciprocal inspection agreements with FDA. Outside the United States, we are also subject to foreign regulatory requirements governing clinical trials and marketing approval for medical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

Our regulatory strategy is to pursue clinical testing and FDA approval of Oxycyte in the United States. We intend to arrange for testing and seek regulatory approval of Oxycyte outside the United States through licensing or other arrangements with other foreign or domestic companies. To date, we have not conducted any clinical trials of Oxycyte outside of the United States.

Employees

We currently employ six individuals, three of whom are scientific personnel, two are executives, and one office manager/bookkeeper. Our employees are not represented by a union or any other form of collective bargaining unit.

Risk Factors

You should carefully consider the risks described below together with all of the other information included in this report on Form 10-K. An investment in Synthetic Blood’s common stock is very risky. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In such an event, the trading price of Synthetic Blood’s common stock could decline, and you may lose part or all of your investment.

Risks related to our business

We are currently a one product company.

We have limited financial resources so at present we are using these resources solely on developing our Oxycyte blood substitute product. We have stopped development on Fluorovent, our oxygen carrying liquid, and our implantable glucose biosensor until additional financing is obtained. Consequently, we are focusing all our resources on advancing Oxycyte to commercialization, and if this effort is unsuccessful we may not have resources to pursue development of our other products and our business would terminate. Furthermore, by delaying development of Fluorovent and our implantable glucose biosensor, these technologies may become obsolete by the time we have sufficient capital to resume development and testing of these products, so the funds expended on these products to date would be lost, as well as our opportunity to benefit if the products could be successfully developed.

We are required to conduct additional clinical trials in the future.

We completed Phase I clinical trials on Oxycyte in December 2003. Based on the results of these trials we are preparing protocols for two Phase II clinical trials to submit to the FDA, which we hope to begin in 2004. If we are successful with our Phase II trials (of which there is no assurance) we will need to conduct further Phase III trials. All of these clinical trials and testing will be expensive and time-consuming and the timing of the FDA review process is uncertain. The FDA or we may in the future suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks. We cannot ensure that we will be able to complete our clinical trials successfully or obtain FDA approval of Oxycyte, or that FDA approval, if obtained, will not include limitations on the indicated uses for which Oxycyte may be marketed. Our business, financial condition and results of operations are critically dependent on receiving FDA approval of Oxycyte. A significant delay in our planned clinical trials or a failure to achieve FDA approval of commercial sales of Oxycyte would have a material adverse effect on us and could result in the cessation of our business.

Our activities are and will continue to be subject to extensive government regulation.

Our research, development, testing, manufacturing, marketing and distribution of Oxycyte are, and will continue to be, subject to extensive regulation, monitoring and approval by the FDA. There are significant risks at each stage of the regulatory scheme.

Product approval stage

During the product approval stage we attempt to prove the safety and efficacy of our product for its indicated uses. There are numerous problems that could arise during this stage, including:

•	The data obtained from clinical trials are susceptible to varying interpretations, which could delay, limit or prevent FDA regulatory approval.

•	The lack of established criteria for evaluating the effectiveness of blood substitute products could delay or prevent FDA regulatory approval.

•	At any time the FDA could change policies and regulations that could result in delay and perhaps rejection of our product.

•	Even after extensive clinical trials, there is no assurance regulatory approval will ever be obtained for Oxycyte.

Commercialization approval stage

We will be required to file a Biologics License Application, or BLA, with the FDA in order to obtain regulatory approval for the commercial production and sale of Oxycyte in the United States. Under FDA guidelines, the FDA may comment upon the acceptability of a BLA following its submission. After a BLA is submitted there is an initial review by the FDA to be sure that all of the required elements are included in the submission. There can be no assurance that the submission will be accepted for filing or that the FDA may not issue a refusal to file, or RTF. If an RTF is issued, there is opportunity for dialogue between the sponsor and the FDA in an effort to resolve all concerns. There can be no assurance that such a dialogue will be successful in leading to the filing of the BLA. If the submission is filed, there can be no assurance that the full review will result in product approval.

Post-commercialization stage

Discovery of previously unknown problems with Oxycyte or unanticipated problems with our manufacturing arrangements, even after FDA approval of Oxycyte for commercial sale, may result in the imposition of significant restrictions, including withdrawal of Oxycyte from the market.

Additional laws and regulations may also be enacted which could prevent or delay regulatory approval of Oxycyte, including laws or regulations relating to the price or cost-effectiveness of medical products. Any delay or failure to achieve regulatory approval of commercial sales of Oxycyte is likely to have a material adverse effect on our financial condition.

The FDA continues to review products even after they receive agency approval. If and when the FDA approves Oxycyte, its manufacture and marketing will be subject to ongoing regulation, including compliance with current good manufacturing practices, adverse event reporting requirements and the FDA’s general prohibitions against promoting products for unapproved or “off-label” uses. We are also subject to inspection and market surveillance by the FDA for compliance with these and other requirements. Any enforcement action resulting from failure, even by inadvertence, to comply with these requirements could affect the manufacture and marketing of Oxycyte. In addition, the FDA could withdraw a previously approved product from the market upon receipt of newly discovered information. The FDA could also require us to conduct additional, and potentially expensive, studies in areas outside our approved indicated uses.

We are a development stage company without revenues or profits.

Synthetic Blood began research and development activities in 1990 and is a development stage company. We have been engaged for the past 13 years in the development and testing of Oxycyte, Fluorovent, and our glucose biosensor. No revenues have been generated to date from commercial sales of any of our products. Our revenues to date have consisted solely of interest earned on funds held until applied in the development of our products. At April 30, 2004 our accumulated deficit during the development stage is $20,949,933 million. We will require substantial amounts of outside financing to fund future testing and development of our products. We cannot ensure that our clinical testing will be successful, that regulatory approval of Oxycyte or any of our other products will be obtained, that we will be able to manufacture Oxycyte or any of our other products at an acceptable cost and in appropriate quantities, or that we will be able to successfully market and sell any of our products. The foregoing factors raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional capital to continue our business.

We will need to raise substantial amounts of additional capital to complete the clinical testing of Oxycyte and, if approved for commercial use, establish commercial production of Oxycyte. In addition, we will require funding to pursue development of Fluorovent and our glucose biosensor, and to cover our ongoing administrative and corporate obligations. Our future capital requirements will depend on many factors, including the scope and results of our clinical trials, the timing and outcome of regulatory reviews, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity, and the establishment of collaborative relationships. We cannot ensure that this additional funding will be available or, if it is available, that it can be obtained on terms and conditions we will deem acceptable. As a result of these circumstances our independent accountants have, and are likely in the future to, include an explanatory paragraph in their audit opinions based on uncertainty regarding our ability to continue as a going concern. An audit opinion of this type may interfere with our ability to issue our securities to the public or in private transactions. Any additional funding derived from the sale of equity securities may result in significant dilution to our existing stockholders.

Presently we are focusing on developing Oxycyte, which is subject to a high level of technological risk.

We completed Phase I clinical trials on Oxycyte in December 2003, and we expect we will devote a substantial portion of our financial and managerial resources to pursuing Phase II and Phase III clinical trials on this product over the next three years. As our other products are not as far along in the development and approval process as Oxycyte, our opportunity to generate product revenues within the next four to five years is most likely dependent on successful testing and commercialization of Oxycyte for use in surgical and similar acute blood replacement situations. The biomedical field has undergone rapid and significant technological changes. Technological developments may result in Oxycyte becoming obsolete or non-competitive before we are able to recover any portion of the research and development and other expenses we have incurred to develop and clinically test Oxycyte. Any such occurrence would have a material adverse effect on our operations and could result in the cessation of our business.

We are not certain that we will be able to manufacture Oxycyte commercially.

Commercial-scale manufacturing of Oxycyte will require development of a manufacturing capability that is significantly larger than the capacity currently in place to produce Oxycyte for our clinical trials. We do not intend to build our own production facility, but instead will rely on third party manufacturers to produce our product. We have not established any arrangement for commercial production of Oxycyte with any manufacturer, and there can be no assurance that we will be able to establish such an arrangement on terms acceptable to us. Moreover, in order to seek FDA approval of the sale of Oxycyte produced at a third party manufacturing facility, we may be required to conduct a portion of our clinical trials with product manufactured at that facility. Accordingly, a delay in achieving scale-up of commercial manufacturing capabilities when needed will have a material adverse effect on sales of Oxycyte. Additionally, the manufacture of Oxycyte will be subject to extensive government regulation. Among the conditions for marketing approval is that our quality control and manufacturing procedures conform to the FDA’s good manufacturing practice regulations. We cannot ensure that we will be able to obtain the necessary regulatory clearances or approvals to manufacture Oxycyte on a timely basis or at all.

There are significant competitors developing similar products.

If approved for commercial sale, Oxycyte will compete directly with established therapies for acute blood loss and may compete with other technologies currently under development. We cannot ensure that Oxycyte will have advantages, which will be significant enough to cause medical professionals to adopt it rather than continue to use established therapies or to adopt other new technologies or products. We also cannot ensure that the cost of Oxycyte will be competitive with the cost of established therapies or other new technologies or products. The development of blood substitute products is a rapidly evolving field. As there is currently no blood substitute product on the market, competition to develop an efficacious and accepted product is intense. Several companies have developed or are in the process of developing technologies that are, or in the future may be, the basis for products that will compete with Oxycyte. Certain of these companies are pursuing different approaches or means of accomplishing the therapeutic effects sought to be achieved through the use of Oxycyte. One company developing a modified hemoglobin product derived from human blood is in the Phase III clinical testing stage, and another company has developed a bovine-source hemoglobin-based oxygen-carrier approved for human use in South Africa, which is the subject of a BLA under review by the FDA for its use in the United States. These companies and others have substantially greater financial resources, larger research and development staffs, more extensive facilities and more experience than Synthetic Blood in testing, manufacturing, marketing and distributing medical products. We cannot ensure that one or more other companies will not succeed in developing technologies or products that will become available for commercial use prior to Oxycyte, which could be more effective or less costly than Oxycyte or would render Oxycyte obsolete or non-competitive.

We do not have experience in the sale and marketing of medical products.

If approved for commercial sale, we intend to market Oxycyte in the United States using our own sales force. We have no experience in the sale or marketing of medical products. Our ability to implement our sales and marketing strategy for the United States will depend on our ability to recruit, train and retain a marketing staff and sales force with sufficient technical expertise. We do not know whether we can establish a marketing program at a cost that is acceptable in relation to revenue or whether we can be successful in marketing our product. Failure to successfully market Oxycyte or to do so on a cost effective basis would likely result in failure of our business.

We have a history of losses and our future profitability is uncertain.

Through the fiscal year ended April 30, 2004 we incurred a net loss of $2.2 million, and we incurred net losses of $2.2 million in fiscal year 2003 and $3.5 million in fiscal year 2002. We will not generate operating revenue unless and until one of our products is approved for commercial sale and sales activity begins. We will require substantial additional funds to complete clinical trials, pursue regulatory approval for our products, establish commercial scale manufacturing capabilities, and establish marketing, sales, and administrative capabilities. Expenditures for these purposes will result in substantial losses for at least the next several years. The expense and the time required to realize any product revenues or profitability are highly uncertain. We cannot ensure that we will be able to achieve product revenues or profitability on a sustained basis, or at all, and we may be unable to ever establish Synthetic Blood as a going concern.

The market may not accept our product.

Human blood collection, distribution, and medical application are well established and accepted. Competitors may develop new technologies or products, which are effective, competitively priced, and accepted for various medical uses. We cannot ensure that the efficacy and pricing of Oxycyte, considered in relation to Oxycyte’s expected benefits, will be perceived by health care providers and third party payers as cost-effective, or that the price of Oxycyte will be competitive with transfused blood or with other new technologies or products. Our results of operations may be adversely affected if the price of Oxycyte is not considered cost-effective or if Oxycyte does not otherwise achieve market acceptance.

Our patents and other proprietary rights may not protect our technology.

Our ability to compete effectively with other companies will depend, in part, on our ability to protect and maintain the proprietary nature of our technology. We cannot be certain as to the degree of protection offered by our patents or as to the likelihood that additional patents in the United States and certain other countries will be issued based upon pending patent applications. Patent applications in the United States are maintained in secrecy until patents are issued. We cannot be certain that we were the first creator of the inventions covered by our patents or pending patent applications or that we were the first to file patent applications for our inventions. The high costs of enforcing patent and other proprietary rights may also limit the degree of protection afforded to us. We also rely on unpatented proprietary technology, and we cannot ensure that others may not independently develop the same or similar technology or otherwise obtain access to our proprietary technology. We cannot ensure that our patents or other proprietary rights will be determined to be valid or enforceable if challenged in court or administrative proceedings or that we will not become involved in disputes with respect to the patents or proprietary rights of third parties. An adverse outcome from these proceedings could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to stop using this technology, any of which would result in a material adverse effect on our results of operations.

Our viability will be affected if we incur product liability claims in excess of our insurance coverage.

The testing and marketing of medical products, even after FDA approval, have an inherent risk of product liability. We maintain limited product liability insurance coverage for our clinical trials in the total amount of $1 million. However, our profitability will be adversely affected by a successful product liability claim in excess of our insurance coverage. We cannot guarantee that product liability insurance will be available in the future or be available on reasonable terms.

We depend on the services of a limited number of key personnel.

Our success is highly dependent on the continued services of a limited number of skilled managers and scientists. The loss of any of these individuals could have a material adverse effect on us. In addition, our success will depend, among other factors, on the recruitment and retention of additional highly skilled and experienced management and technical personnel. We cannot ensure that we will be able to retain existing employees or to attract and retain additional skilled personnel on acceptable terms given the competition for such personnel among numerous large and well-funded pharmaceutical and health care companies, universities, and non-profit research institutions.

Health care reform and controls on health care spending may limit the price we can charge for Oxycyte and the amount we can sell.

The federal government and private insurers have considered ways to change, and have changed, the manner in which health care services are provided in the United States. Potential approaches and changes in recent years include controls on health care spending and the creation of large purchasing groups. In the future, it is possible that the government may institute price controls and limits on Medicare and Medicaid spending. These controls and limits might affect the payments we collect from sales of our product. Assuming we succeed in bringing Oxycyte to market, uncertainties regarding future health care reform and private market practices could affect our ability to sell Oxycyte in large quantities at profitable pricing.

Uncertainty of third-party reimbursement could affect our future profitability.

Sales of medical products largely depend on the reimbursement of patients’ medical expenses by governmental health care programs and private health insurers. There is no guarantee that governmental health care programs or private health insurers will reimburse our sales of Oxycyte, or permit us to sell our product at high enough prices to generate a profit.

Risks related to ownership of our stock

Our stock price could be volatile and your investment could suffer a decline in value.

The market price of our common stock has fluctuated significantly in response to a number of factors, many of which are beyond our control, including:

•	Regulatory developments relating to our Oxycyte blood substitute product;

•	Announcements by us relating to the results of our clinical trials of Oxycyte;

•	Developments relating to our efforts to obtain additional financing to fund our operations;

•	Announcements by us regarding transactions with potential strategic partners;

•	Announcements relating to blood substitute products being developed by our competitors;

•	Changes in industry trends or conditions;

•	Our issuance of additional debt or equity securities; and

•	Sales of significant amounts of our common stock or other securities in the market.

In addition, the stock market in general, and the over-the-counter market and the biotechnology industry market in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of other public companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of our management’s attention and resources.

There are a large number of shares that may be sold in the future in the public market, which may depress the market price of our common stock.

We intend to file a registration statement with the Securities and Exchange Commission to register resale by certain stockholders of approximately 26,171,967 shares of common stock now outstanding, 7,733,666 shares of common stock issuable under a subscription agreement, 14,533,666 shares of common stock issuable under warrants that Synthetic Blood has agreed to deliver under a subscription agreement, and 2,266,334 issuable on exercise of outstanding warrants. We currently have 113,808,876 shares of common stock outstanding, of which 34,524,598 shares are restricted from public sale under Rule 144 adopted under the Securities Act of 1933. Consequently, the intended registration will substantially increase the number of shares available for sale in the public market, which could cause the market price of our common stock to decline.

ITEM 2 – PROPERTIES

Synthetic Blood owns no real property and currently leases, on a month to month basis, its principal administrative and laboratory facilities at 3189 Airway Avenue, Building C, Costa Mesa, California 92626. The current rent is approximately $9,400 per month.

ITEM 3 - LEGAL PROCEEDINGS

Synthetic Blood is not presently involved in any legal proceedings and was not involved in any such proceedings during fiscal year 2004.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended April 30, 2004.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market price, number of shareholders, and dividend policy

Quotations for the common stock of Synthetic Blood are reported on the OTC Electronic Bulletin Board. The over-the-counter quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. For the past two fiscal years, the minimum bid and highest ask prices were:

	2004		2003
Quarter	Low	High	Low	High
1st	$0.14	$0.35	$0.12	$0.40
2nd	$0.20	$0.27	$0.12	$0.21
3rd	$0.28	$0.90	$0.12	$0.20
4th	$0.44	$0.66	$0.13	$0.20

At June 30, 2004 we had approximately 1,293 shareholders of record.

Since inception of Synthetic Blood, no dividends have been paid on the common stock. Synthetic Blood intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Recent sales of unregistered securities

On May 25, 2004, Synthetic Blood closed the acceptance of subscription agreements covering the sale of 10,000,000 shares of common stock, 10,000,000 Series A Warrants, 3,400,000 Series B Warrants, and 3,400,000 Series C Warrants for $3,030,000 in cash. The subscription agreements are with four foreign investors and were made in reliance on the exemption afforded by Regulation S adopted under the Securities Act of 1933. Synthetic Blood agreed to register the common stock sold in the offering, including the common stock underlying the warrants, for resale under the Securities Act of 1933. Synthetic Blood has received payment from three of the investors in the amount of $680,000. We are advised by Remobo AG, a company controlled by Giuseppe Coniglione and the fourth investor, that funds in the amount of $2,350,000 will be wired to us as soon as the Suisse bank managing Remobo’s account obtains written confirmations required to comply with U.S. and foreign currency transfer laws. There is no assurance that Remobo will be able to comply with these laws or that the funds will be wired to us. Assuming Synthetic Blood receives the full purchase price for the securities offered, it will pay $303,000 to Andreas Camenzind, a foreign financial consultant, as compensation for his assistance with the offering, and will pay him three percent of the funds derived from exercise of the warrants issued to the foreign investors. Under the Series A Warrants the holders have the right to purchase a total of 10,000,000 common shares at a price of $0.47 per share, or a total of $4,700,000, that expires on May 31, 2009. Under the Series B Warrants the holders have the right to purchase a total of 3,400,000 common shares at a price of $0.60 per share, or a total of $2,040,000, that expires 90 days from and including the effective date of the registration statement. Under the Series C Warrants the holders have the right to purchase a total of 3,400,000 common shares at a price of $0.60 per share, or a total of $2,040,000, that expires on May 31, 2009.

From October 2003 to February 2004, Synthetic Blood sold 12,897,779 shares of common stock, at prices ranging from $0.15 to $0.18 per share for a total of $2,001,600. The shares were sold to approximately 23 foreign investors under the exemption afforded by Regulation S of the Securities Act of 1933. Synthetic Blood intends to file the registration statement to register the restricted common stock purchased by the foreign investors for resale. In connection with the private placement, Synthetic Blood issued warrants for the purchase of 4,000,000 shares of its common stock that expire in September 2005, to five foreign financial consultants at an exercise price of $0.20 per share as part of the compensation given in connection with the total offering to foreign investors. Further, Synthetic Blood issued 12,122,223 shares of common stock to an individual, a foreign financial consultant, in consideration for his advisory services related to the offering.

In December 2003 Synthetic Blood issued a warrant to purchase 2,500 shares of common stock at an exercise price of $0.01 that expires December 2, 2008 to each of James Reavis and Robert Skalnik as compensation for services. Synthetic Blood issued options to purchase common stock during the fiscal year ended April 30, 2004 to its directors, officers, and employees as compensation for services. The following table lists the options granted during the year.

Name	No. of Shares Covered by Option	Exercise Price ($)	Grant Date	Expiration Date
Howard Jones	10,000	0.15	05/01/03	05/01/13
	500,000	0.15	01/30/04	01/30/08
Roger A. Ekbom	10,000	0.15	05/01/03	05/01/13
Robert W. Nicora	150,000	0.22	08/01/03	08/01/13
Richard Kiral	75,000	0.15	03/01/04	03/01/14
Joan Mahan	15,000	0.44	03/01/04	03/01/14
Gary Clauson	55,000	0.22	09/01/03	09/01/13
	20,000	0.44	03/01/04	03/01/14
David Evitts	15,000	0.22	09/01/03	09/01/13
Yugi Higa	10,000	0.22	09/01/03	09/01/13

Each of the foregoing warrants and options were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933

ITEM 6 - SELECTED FINANCIAL DATA

	April 30, 2004	April 30, 2003	April 30, 2002	April 30, 2001	April 30, 2000
Statement of Operations Data:
Other Income	$18,002	$48,558	$130,288	$331,019	$16,141
Total expenses	$2,267,205	$2,275,895	$3,618,101	$2,003,261	$927,480
Net loss	$(2,249,203)	$(2,227,337)	$(3,487,813)	$(1,672,242)	$(911,339)
Weighted average number of shares	95,327,891	88,651,158	87,198,320	86,401,830	65,365,438
Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.02)	$(0.01)
Balance Sheet Data:
Cash	$302,310	$178,442	$2,424,015	$4,250,898	$5,466,391
Working capital	$127,592	$236,869	$2,352,474	$4,020,203	$5,592,016
Total assets	$1,047,979	$914,905	$3,275,820	$4,842,296	$6,199,651
Total liabilities	$293,698	$14,533	$179,078	$344,068	$345,440
Stockholders’ equity	$754,281	$900,372	$3,096,742	$4,498,228	$5,854,211

ITEM 7 - MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our actual results may differ materially from those anticipated in the forward-looking statements made below as a result of various factors including those set forth in the caption “Item 1 – Business” and in other sections of this report.

The following is management’s discussion and analysis of financial condition and results of operations of Synthetic Blood for the fiscal years ended April 30, 2004, 2003, and 2002. This discussion and analysis should be read in conjunction with the section entitled “Item 6 - Selected Financial Data” and the financial statements and notes thereto included elsewhere herein.

Overview

Since 1990, Synthetic Blood International, Inc. has pursued the development of medical products based on perfluorocarbon technology. These products include Oxycyte™, a synthetic blood substitute, and Fluorovent™, an oxygen exchange fluid for facilitating the treatment of lung conditions. Since 1993 Synthetic Blood has also pursued development of a glucose biosensor implant.

The nature of our business is to spend years in development and testing of pharmaceutical and medical device products, take products through a lengthy and expensive process of regulatory review by the FDA, and, if successful in showing the product is efficacious and obtaining FDA approval, commercialize the product. During the periods of development and regulatory review we have no product to sell and no revenue. Nevertheless, we incur substantial costs pursuing this process, which require cash that comes from outside sources. We rely on outside financing to fund our operations, and will for the foreseeable future. That means we must continue to show progress with our products and be able to locate investors willing to commit their funds to a speculative venture that will ultimately be successful only if we can actually bring a product to market and gain a meaningful level of market acceptance and penetration. Because of these factors a larger number of biotechnology products under development fail, and there is no assurance that the products we have under development will not suffer the same fate.

We received approval of the Investigational New Drug application we filed with the FDA on Oxycyte and began Phase I clinical tests in October 2003. We completed the clinical tests in December 2003. The results of the Phase I tests were in line with our safety and efficacy expectations for the performance of Oxycyte. Our goal is to begin Phase II studies in 2004. We expect to commit a substantial portion of our financial and business resources over the next three years to testing Oxycyte and advancing this product to commercial distribution.

Fluorovent and our glucose biosensor implant are both in the animal testing stage. We do not believe we will be able to file any applications with the FDA for human testing on these products for at least another year. So while we will try to advance development of these products as best we can, our primary focus will be on advancing Oxycyte through the FDA review process in order to bring a product to market as soon as possible.

Results of operations

Fiscal year 2004 compared to fiscal year 2003

For the fiscal year ended April 30, 2004, Other Income decreased to $18,002 from $48,558 in the fiscal year ended April 30, 2003. Other Income consists principally of interest income and rental income. This decrease is attributed to a reduction of the cash available for investment, a decline in the interest rate on invested funds from fiscal 2003 to 2004 and loss of a tenant in October 2003 from whom Synthetic Blood was receiving rents totaling $2,600 per month.

General and Administrative expenses of $990,982 for fiscal year 2004 increased $150,630 or 18 percent over fiscal year 2003 expenses of $840,352. This increase was the result of amortization of $98,916 of deferred compensation resulting from the value of common stock options granted to employees and a bonus of $40,000 paid to Synthetic Blood’s President offset by a reduction in travel expenses. General office and operating expenses have remained relatively constant from fiscal 2003 to 2004.

Research and Development expenses decreased 11 percent from $1,433,040 for the fiscal year ended April 30, 2003, to $1,276,223 for the fiscal year ended April 30, 2004. The decrease is attributed to significant expenditures in 2003 related to animal studies for our Oxycyte™ product in 2003. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our three developmental products. We have increased expenditures relating to Oxycyte™ as the product entered Phase I clinical trials while decreasing expenditures on our two other products, whose development is current on hold. We intend to begin Phase II clinical trials in fiscal year 2005, so it should be expected that our expenditures on Oxycyte™ will continue to increase over the next fiscal year.

Interest expense decreased from $2,503 for fiscal year ended April 30, 2003 to zero for fiscal year ended April 30, 2004. This decrease resulted from the payment of all our short-term notes payable during fiscal 2003.

Fiscal year 2003 compared to fiscal year 2002

For the fiscal year ended April 30, 2003, Other Income decreased to $48,558 from $130,288 in the fiscal year ended April 30, 2002. Other Income consists principally of interest income and rental income. This decrease is attributed to a reduction of the cash available for investment and a decline in the interest rate on invested funds from fiscal 2002 to 2003.

General and Administrative expenses of $840,352 for fiscal year 2003 decreased $1,450,771 or 63 percent over fiscal year 2002 expenses of $2,291,123. This decrease is mainly the result of an expense recorded in 2002 of $1,549,000 for financial and investment services provided to Synthetic Blood in previous years. General office and operating expenses have remained relatively constant from fiscal 2002 to 2003.

Research and Development expenses increased 9 percent from $1,313,382 for the fiscal year ended April 30, 2002, to $1,433,040 for the fiscal year ended April 30, 2003. The increase is attributed to increased expenditures for consulting, laboratory supplies and increased depreciation on laboratory equipment. Synthetic Blood increased expenditures relating to Oxycyte™ as the product moved toward Phase I clinical trials while decreasing expenditures on its two other developmental products. Because of the nature of Synthetic Blood’s ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to Synthetic Blood’s three developmental products.

Interest expense decreased to $2,503 for fiscal year ended April 30, 2003 from $13,596 for fiscal year ended April 30, 2002. This decrease resulted from the repayment of our short-term notes payable during 2003.

Quarterly results of operations

The following table presents Synthetic Blood’s operating results for each of the eight fiscal quarters in the two-year period ended April 30, 2004. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Form 10-K.

Statements of operations data

	Three Months Ended
	July 31, 2002	October 31, 2002	January 31, 2003	April 30, 2003	July 31, 2003	October 31, 2003	January 31, 2004	April 30, 2004
Research and development expenses	$176,289	$837,257	$243,214	$176,280	$233,080	$265,630	$501,488	$276,025
General and administrative expenses	240,594	202,422	230,419	166,917	226,297	202,003	314,035	248,647

Interest expense	1,538	808	157	—	—	—	—	—

Total expenses	418,421	1,040,487	473,790	343,197	459,377	467,633	815,523	524,672

Other (Income) Expense	(18,227)	(13,311)	(9,291)	(7,729)	(7,467)	(7,207)	(2,192)	(1,136)

Net loss	$(400,194)	$(1,027,176)	$(464,499)	$(335,468)	$(451,910)	$(460,426)	$(813,331)	$(523,536)

Net loss per share, basic and diluted	$(0.005)	$(0.012)	$(0.005)	$(0.004)	$(0.005)	$(0.005)	$(0.008)	$(0.005)
Weighted average shares outstanding, basic and diluted	88,577,245	88,595,161	88,652,678	88,783,874	88,786,265	89,504,961	98,469,019	104,756,283

Liquidity, capital resources and plan of operation

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of April 30, 2004, we had $421,290 in total current assets and working capital of $127,592, compared to $251,402 in total current assets and working capital of $236,869 as of April 30, 2003.

During the year ended April 30, 2004, net cash provided by financing activities was $2,002,226, primarily from the sale of our common stock. Net cash of $1,773,460 was used to fund operating activities and $104,898 was used for investing activities, primarily for the purchase of additional laboratory equipment and additional patent expenditures. Consequently, our cash and cash equivalents increased from $178,442 at April 30, 2003 to $302,310 at April 30, 2004. We do not have any lines of credit or other borrowing arrangements with lenders.

We have had difficulty raising additional capital for research and development activities. During 2003, in order to fund the Phase I clinical studies for Oxycyte, we initiated a $2,001,601 private placement of common stock with foreign investors at prices ranging from $0.15 to $0.18 per share, which was completed in February 2004. In connection with this private placement, we issued to foreign consultants that assisted with placement of the offering warrants for the purchase of 4,000,000 shares of Synthetic Blood’s common stock at an exercise price of $0.20 per share and 12,122,223 shares of common stock. We intend to file a registration statement under the Securities Act to register the common stock sold and common stock underlying warrants for resale.

In May 2004 Synthetic Blood offered common stock and warrants for sale overseas at a total purchase price of $3.03 million. We received subscription agreements from four foreign investors covering all of the offered securities, and we have received payment of $680,000 from three investors who subscribed for 2,266,334 shares of common stock and an equal number of warrants to purchase common shares at $0.47 per share over a period of five years. The fourth investor is Remobo AG, a company controlled by Giuseppe Coniglione. We are advised by Remobo that funds in the amount of $2,350,000 will be wired to us as soon as the Suisse bank managing Remobo’s account obtains written confirmations required to comply with U.S. and foreign currency transfer laws. There is no assurance that Remobo will be able to comply with these laws or that the funds will be wired to us. Assuming we receive all of the $3.03 million, we agreed to pay the foreign consultant who assisted with the placement $303,000 in cash and agreed to pay to the consultant three percent of the proceeds derived from the exercise of warrants sold in the offering. We intend to file a registration statement under the Securities Act to register the 10,000,000 shares of common stock sold and common stock underlying warrants for resale. We sold warrants in May 2004 in hopes that these outstanding rights will facilitate future funding. These warrants represent the right to purchase 10,000,000 shares for $4.7 million exercisable through May 31, 2009, 3,400,000 shares for $2.04 million exercisable through the 90th day from and including the effective date of the registration statement filed to permit resale of the underlying common stock, and 3,400,000 shares for $2.04 million exercisable through May 31, 2009.

We are in the pre-clinical and clinical trial stages in the development of our products. Under an Investigational New Drug application filed with the FDA, we completed Phase I clinical studies on Oxycyte in December 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte. We are in the process of completing our report on the test results for submission to the FDA, together with written protocols for two Phase II clinical studies on Oxycyte. We estimate that pursuing the review process with the FDA and implementing the Phase II clinical study will take approximately one year and cost approximately $2 million. Even if we are successful with our Phase II study, we must then conduct a Phase III clinical study and, if that is successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other products, Fluorovent and the glucose biosensor, must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond 2004 depends on obtaining outside financial resources. There is no assurance that needed financing will occur or that we will succeed in obtaining the necessary resources.

We are almost entirely dependent on outside financing to continue our operations. We will not generate operating revenue unless and until one of our products is approved for commercial sale and sales activity begins. We will require substantial additional funds to complete clinical trials, pursue regulatory approval for our products, establish commercial scale manufacturing capabilities, and establish marketing, sales, and administrative capabilities. Expenditures for these purposes will result in substantial losses for at least the next several years. The expense and the time required to realize any product revenues or profitability are highly uncertain. We cannot ensure that we will be able to achieve product revenues or profitability on a sustained basis, or at all. The foregoing factors raise substantial doubt about our ability to continue as a going concern.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations is based upon the financial statements presented in this report, which have been prepared in accordance with Generally Accepted Accounting Principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Stock-Based Compensation - We account for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, effective April 30, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”) that amends Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123 and SFAS 148 require pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants and require disclosure of option status on a more prominent and frequent basis. We account for stock options and warrants issued to non-employees based on the fair value method, but have not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

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

Long-Lived Assets - Our intangible assets consist of patents related to our various technologies. These assets are amortized on a straight-line method over their estimated useful life, which ranges from eight to ten years. We review these intangible assets for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At April 30, 2004, management believes no indications of impairment existed.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DA TA

The financial statements and supplementary data required by this item are set forth at the end of this report beginning with the index to financial statements on page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 22, 2003, Synthetic Blood received notice from Grant Thornton LLP of its resignation as its independent registered public accounting firm. In connection with its audits for the two most recent fiscal years and through September 22, 2003, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The audit reports of Grant Thornton LLP for the two most recent fiscal years ended April 30, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

Grant Thornton LLP’s report on the financial statements of Synthetic Blood as of and for the year ended April 30, 2003, and the period from May 26, 1967 (inception) to April 30, 2003 contained an explanatory paragraph stating that:

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

In connection with its audits for the two most recent fiscal years and through September 22, 2003, there were no reportable events (as defined in Regulations S-K Item 304(a)(1)(v)).

Synthetic Blood engaged Haskell & White LLP as its new independent registered public accounting firm as of November 7, 2003. During the two most recent fiscal years and through the date of engagement, neither Synthetic Blood nor any one on behalf of Synthetic Blood consulted with Haskell & White LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, or any other matters or reportable events required to be disclosed under Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A – CONTROLS AND PROCEDUR ES

With the participation of management, Synthetic Blood’s chief executive officer and chief financial officer evaluated its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Synthetic Blood’s filing of its annual report on Form 10-K for the year ended April 30, 2004.

Subsequent to April 30, 2003, through the date of this filing on Form 10-K for the year ended April 30, 2004, there have been no significant changes in Synthetic Blood’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

Directors and executive officers

Our officers and directors manage our business. The following persons are the officers and directors of Synthetic Blood:

Name	Age	Position
Howard Jones	66	Chairman of the Board
Roger A. Ekbom	77	Director
Robert W. Nicora	64	President and Chief Executive Officer Director
David Johnson	57	Chief Financial Officer
Richard Kiral, PhD	62	Vice President, Research and Development

Our directors serve for a term beginning with election and ending with the next meeting of stockholders at which directors are elected, when they may decline to stand for re-election or not be nominated for re-election, be nominated and re-elected for an additional term, or not be re-elected. Executive officers serve by appointment at the discretion of the board of directors. The following are brief biographies of each of our directors and officers.

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

Richard Kiral, Ph.D., Vice President of Research and Development, holds a Ph.D. in analytical chemistry and has over of 20 years of experience in the pharmaceutical and medical device industries. He has held vice president positions in R&D at Anthony Products, Ioptex Research, Allergan, and McGaw Laboratories, where he was responsible for development of a nutritional fat emulsion.

ITEM 11 - EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned for services rendered in all capacities to Synthetic Blood for the fiscal years ended April 30, 2004, 2003 and 2002, by the other most highly compensated executive officers of Synthetic Blood (“Named Executive Officers”). This information includes the dollar amount of base salaries, bonus awards, stock options and all other compensation, if any, whether paid or deferred.

Summary compensation table

	Year	Annual Compensation		Long-term Compensation	All Other Compensation ($)(1)
Name and Position		Salary($)	Bonus($)	Securities Underlying Options/SARs(#)
Robert Nicora	2004	186,750	40,000	150,000	34,571
President	2003	171,250	—	150,000	31,037
	2002	146,333	—	—	27,159

Richard Kiral	2004	166,768	—	75,000	22,005
Vice President of	2003	150,500	—	75,000	20,150
Product Development	2002	144,833	—	—	18,397

(1)	Mr. Nicora and Mr. Kiral received a $6,600 car allowance plus medical premiums and retirement contributions paid for by Synthetic Blood.

Option grants

Synthetic Blood adopted a stock option plan in October 1999, which was ratified by a vote of the shareholders during fiscal year ended April 30, 2001. The 1999 plan provides for the granting of incentive and non-qualified options to officers, directors, consultants and key employees to purchase up to 4,000,000 shares of Synthetic Blood’s common stock at prices not less than the fair market value of the stock at the date of grant for incentive options. The option expiration dates are determined at the date of grant, but may not exceed ten years. The total number of options issued under the Plan at April 30, 2004 were 2,370,000 with a weighted average exercise price of $0.24.

In addition, Synthetic Blood has issued options outside the Plan. At April 30, 2004 the total non-qualified options outstanding were 3,020,000 with a weighted average exercise price of $0.14.

The following table summarizes certain information as of April 30, 2004 concerning the stock options granted to the Named Executive Officers during the fiscal year ended April 30, 2004. No stock appreciation rights, restricted stock awards or long-term performance awards have been granted as of the date hereof and no options have been exercised.

Option Grants in Last Fiscal Year

	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation of Option Terms (1) 5% 10%

Robert Nicora President	150,000	17.4%	$0.22	8/1/13	$20,754	$52,594
Richard Kiral Vice President	75,000	8.7%	$0.15	3/1/14	$7,075	$17,930

(1)	Each option listed in the table vests over a three-year period and is exercisable over a ten-year period. The potential realizable value is calculated based on the ten-year term of the option at the time of grant. It is calculated based on assumed annualized rates of stock price appreciation from the exercise price at the date of grant of 5 percent and 10 percent (compounded annually) over the full term of the grant with appreciation determined as of the expiration date. The 5 percent and 10 percent assumed rates of appreciation are mandated by the Securities and Exchange Commission and do not represent Synthetic Blood’s estimate or projection of future common stock prices. Actual gains on, if any, on stock options exercised are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not be achieved.

Aggregate Options Exercised in Last Fiscal Year and Year End Option Values

	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options At Fiscal Year End	Value of Unexercised In-the-Money Options at Fiscal Year End
			Exercisable/ Unexercisable	Exercisable/Unexercisable (1)
Robert Nicora President	None	None	950,000/ 250,000	$225,000/ $78,750
Richard Kiral Vice President	None	None	525,000/ 125,000	$167,250/ $35,750

(1)	Based on the closing sale price on the OTC Bulletin Board on the last day of the 2004 fiscal year of $0.51 less the option exercise price payable per share.

Employment contracts

During March 2002, the Board of Directors approved a three-year employment contract with Robert W. Nicora, as President and Chief Executive Officer. Mr. Nicora’s current base annual salary is $189,000 for the year ending July 2004 with minimum future annual increases of 5 percent and includes an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $500,000 life insurance payable by the corporation and payable to a beneficiary named by the insured, and participation in Synthetic Blood’s stock option plan with the grant of 150,000 options annually. At the end of the contract, Mr. Nicora’s contract will renew automatically annually unless terminated by either party. Mr. Nicora’s employment agreement provides that he may, at his election, receive a severance payment equal to 299 percent of his average annual salary and bonuses received during the prior two-year period in the event of a change in control as defined.

On February 1, 2000 the Board of Directors approved a two-year employment contract with Richard Kiral, as Vice President of Product Development. Mr. Kiral’s current base annual salary is $167,000 for the year ending January 2005 and includes an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $200,000 life insurance payable by the corporation and payable to a beneficiary named by the insured, and participation in Synthetic Blood’s stock option plan with the grant of an option for 75,000 shares annually. The contract will renew automatically annually unless terminated by either party. Mr. Kiral’s employment agreement provides that he is to receive a minimum severance payment equal to 9 months of his annual salary period in the event of a change in control as defined.

Compensation of directors

Synthetic Blood currently has two outside members of the Board of Directors. Each board member received compensation of $12,000 for fiscal year 2004 and options to purchase 10,000 shares of common stock exercisable over a term of ten years at an exercise price of $0.15 per share. The Chairman of the Board received additional options to purchase 500,000 shares of common stock vesting over 2 years, exercisable over a period of 10 years and an exercise price of $0.15 per share.

Board and Committees; Code of Ethics

In the fiscal year ended April 30, 2004, the Board of Directors of Synthetic Blood met four times and these meetings were attended by all of the directors. From time to time the directors also acted through written consents of the board. There are no standing committees of the board of directors. Due to the fact Synthetic Blood is in the development stage with no operating revenue and activities limited to research and development, the board of directors determined that it is not necessary or practical for Synthetic Blood to establish a Compensation Committee or Audit Committee, recruit a financial expert to serve on the board, or adopt charters for a compensation committee or audit committee. Synthetic Blood has adopted a Code of Ethics applicable to its principal executive officer and principal financial officer, a copy of which is filed with the Securities and Exchange Commission as an exhibit to this report.

Compensation committee interlocks and insider participation in compensation decisions

Synthetic Blood does not presently have a Compensation Committee of the Board of Directors, or other Board Committees performing equivalent functions, and did not at any time during the last four years. The Board of Directors presently performs these functions and participated in deliberations concerning executive officer compensation during the last fiscal year. None of Synthetic Blood’s executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of Synthetic Blood’s Board of Directors or Compensation Committee.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2004, the number and percentage of the outstanding shares of common stock and warrants and options that, according to the information supplied to Synthetic Blood, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of Synthetic Blood, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Common Shares (1)	Percent of Class (2)
Principal stockholders

Giuseppe Coniglione Gutenswil, Switzerland	22,266,666	16.86%

Aurelio Landolt Bach, Switzerland	6,731,111	5.70%

Officers and directors

Howard Jones 20454 Rancho Villa Rd. Ramona, CA 92064	411,666	0.36%

Roger A. Ekbom 11850 N. Riveria Tustin, CA 92762	1,928,849	1.69%

Robert W. Nicora 2535 Valencia Ave. Santa Ana, CA 92706	1,200,000	1.05%

David Johnson 20470 Via Marwah Yorba Linda, CA 92886	166,666	0.15%

Richard Kiral 25505 Nottingham Ct. Laguna Hills, CA 92653	525,000	0.46%

All officers and directors as a group (5 persons)	4,232,181	3.64%

(1)	These figures include vested options: for Mr. Jones options to purchase 411,666 shares of common stock; for Mr. Ekbom options to purchase 545,000 shares of common stock; for Mr. Nicora options to purchase 950,000 shares of common stock; for Mr. Johnson options to purchase 166,666 shares of common stock; and, for Mr. Kiral options to purchase 525,000 shares of common stock.
(2)	These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his options, and percentage ownership of all officers and directors as a group assuming all purchase rights held by such individuals are exercised.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended April 30, 2004 we paid $126,000 to PrimaPharm for the manufacture of Oxycyte used in clinical trials and testing. Richard Kiral, an officer of Synthetic Blood, is a director and minority stockholder of PrimaPharm.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND EXPENSES

The aggregate fees billed for professional services by Haskell & White LLP and Grant Thornton LLP in 2004 and 2003 were as follows:

	2004				2003
	Haskell & White LLP		Grant Thornton LLP		Grant Thornton LLP
Audit Fees	$41,640	(1)	$34,676	(2)	$63,440
Audit Related Fees	—		—		—
Tax Fees(4)	$3,500	(3)	—		$4,470

Total	$45,140		$34,676		$67,910

(1)	Includes $15,000 of audit fees to be billed in Fiscal Year 2005.
(2)	Includes $8,000 of audit fees to be billed in Fiscal Year 2005.
(3)	To be billed in Fiscal Year 2005.
(4)	Tax return and related services.

It is our Board of Directors’ policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our independent auditors. We believe that all audit engagement fees and terms and permitted non-audit services provided by our independent auditors as described in the above table were approved in advance by our Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

(a)	Reports of Independent Registered Public Accounting Firms.

(b)	Balance Sheets as of April 30, 2004 and 2003.

(c)	Statements of Operations for each of the three years in the period ended April 30, 2004 and for the period May 26, 1967 (Date of Inception) to April 30, 2004.

(d)	Statements of Stockholders’ Equity for each of the three years in the period ended April 30, 2004 and for the period May 26, 1967 (Date of Inception) to April 30, 2004.

(e)	Statements of Cash Flows for each of the three years in the period ended April 30, 2004 and for the period May 26, 1967 (Date of Inception) to April 30, 2004.

(f)	Notes to the Financial Statements.

REPORTS ON FORM 8-K

Synthetic Blood filed Form 8-K on May 26, 2004 reporting under Item 5 its $3 million private placement to overseas investors.

INDEX TO EXHIBITS

Exhibit No.	Exhibits Required by Item 601 of Regulation S-K
3.1	Certificate of Incorporation, including all amendments

3.2	Amended and Restated Bylaws

10.1	Agreement with Leland C. Clark, Jr., Ph.D. dated November 20, 1992 with amendments, Assignment of Intellectual Property/ Employment

10.2	Agreement between the Registrant and Keith R. Watson, Ph.D., Assignment of Invention

10.3	Children’s Hospital Research Foundation License Agreement dated February 28, 2001

10.4	1999 Employee Stock Plan

10.5	Form of Option issued to Executive Officers and Directors

10.6	Form of Option issued to Employees

10.7	Stock Option Agreement issued to Andreas Camenzind, December 3, 2001

10.8	Form of Option (Warrant) Issued to Foreign Consultants – June 2003 (1)

10.9	Form of Warrant issued to Service Providers (2)

10.10	Form of Offshore Restricted Securities Subscription Agreement – Fiscal Year 2004

10.11	Employment Agreement with Robert W. Nicora

10.12	Employment Agreement with Richard Kiral

10.13	Form of Offshore Securities Purchase Agreement – May 2004 (3)

10.14	Form of Series A Warrant issued in May 2004 (3)

10.15	Form of Series B Warrant issued in May 2004 (3)

10.16	Form of Series C Warrant issued in May 2004 (3)

10.17	Registration Rights Agreement dated May 13, 2004 (3)

14.1	Code of Ethics

16.1	Letter from Grant Thornton LLP to the SEC dated September 25, 2003 (4)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	On September 3, 2004, Synthetic Blood issued this instrument for the purchase of common stock at an exercise price of $0.20 per share that expire September 5, 2004 to the following persons in the amounts shown:

Markus Beck	500,000 shares
Victor Dario	1,000,000 shares
Dusol Real Estate	1,000,000 shares
Aurelio Landolt	500,000 shares
Werner Rhaese	1,000,000 shares
(2)	This is the form of warrant to purchase common stock issued to certain service providers as follows:

Name	No. of shares	Exercise Price		Expiration
James Reavis	80,000 2,500	$ $	0.15 0.01	10/13/09 12/01/08

Robert J. Skalnik	17,476 5,769 6,250 7,143 2,500	$ $ $ $ $	0.01 0.01 0.01 0.01 0.01	12/29/05 01/12/06 06/06/06 09/06/06 12/02/08

Jonathan Spees	20,000		$0.20	09/17/05
(3)	These documents were filed as exhibits to the current report on Form 8-K filed by Synthetic Blood with the Securities and Exchange Commission on May 26, 2004, and are incorporated herein by this reference.
(4)	This document was filed as an exhibit to the current report on Form 8-K filed by Synthetic Blood with the Securities and Exchange Commission on September 26, 2003, and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SYNTHETIC BLOOD INTERNATIONAL, INC.

August 13, 2004	/S/ Robert W. Nicora,
Chief Executive Officer
(Principal Executive Officer)

August 13, 2004	/S/ David H. Johnson,
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/S/ Roger A. Ekbom,	Date: August 13, 2004
Director

/S/ Robert W. Nicora,	Date: August 13, 2004
Director

/S/ Howard Jones,	Date: August 13, 2004
Director

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act By Registrants Which Have Not registered Securities Pursuant to Section 12 of the Act

No annual report to stockholders or proxy materials were disseminated to the stockholders of Synthetic Blood during the fiscal year ended April 30, 2004.

INDEX TO FINANCIAL STATEMENTS

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Synthetic Blood International, Inc.

We have audited the accompanying balance sheet of Synthetic Blood International, Inc. (a development stage company) (the “Company”) as of April 30, 2004, and the related statements of operations, stockholders’ equity and cash flows for year then ended and for the period from inception, May 26, 1967, through April 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s balance sheet as of April 30, 2003, and related statements of operations, stockholders’ equity and cash flows for the years ended April 30, 2003 and 2002, and for the period from inception, May 26, 1967, through April 30, 2003, were audited by other auditors whose report, dated June 30, 2003, included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the period from inception, May 26, 1967, through April 30, 2003, reflect cumulative net losses of $18,700,730. The other auditors’ report has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts for such prior periods, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit, and the report of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetic Blood International, Inc. as of April 30, 2004, and the results of its operations and its cash flows for the year then ended and for the period from inception, May 26, 1967, through April 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise presently generating no revenues and the Company has a deficit accumulated during the development stage of $20,949,933. Further, the Company used cash in operations of $1,773,460 during the year ended April 30, 2004, and has limited working capital available as of April 30, 2004. The Company will require substantial additional financing to fund operations and development until the necessary regulatory approvals are obtained, if ever. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HASKELL & WHITE LLP

Irvine, California

June 4, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Synthetic Blood International, Inc.

We have audited the accompanying balance sheet of Synthetic Blood International, Inc. (a Company in the development stage) as of April 30, 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended April 30, 2003 and for the period from inception (May 26, 1967) to April 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetic Blood International, Inc. as of April 30, 2003, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2003 and for the period from inception (May 26, 1967) to April 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ GRANT THORNTON

Irvine, California

June 30, 2003

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

April 30,

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$302,310	$178,442
Prepaid expenses and other current assets	118,980	72,960

Total current assets	421,290	251,402

PROPERTY AND EQUIPMENT
Laboratory equipment	661,101	594,260
Furniture and fixtures	31,731	41,874
Leasehold improvements	4,810	4,810

	697,642	640,944
Less accumulated depreciation	(290,448)	(215,020)

Property and equipment, net	407,194	425,924

PATENTS, net	219,495	237,579

	$1,047,979	$914,905

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

April 30,

	2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$237,249	$12,235
Accrued expenses	56,449	2,298

Total current liabilities	293,698	14,533

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, undesignated; authorized 10,000,000 shares; none issued or outstanding at April 30, 2004 and 2003, respectively	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; 113,808,876 and 88,783,874 shares issued and outstanding at April 30, 2004 and 2003, respectively	1,138,089	887,839
Additional paid-in capital	20,708,959	18,713,263
Deferred compensation	(142,834)	—
Deficit accumulated during the development stage	(20,949,933)	(18,700,730)

Total stockholders’ equity	754,281	900,372

	$1,047,979	$914,905

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

For the Three Years Ended April 30, 2004 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2004

	Period from May 26, 1967 (inception) to April 30, 2004	2004	2003	2002
EXPENSES
Research and development	$8,192,931	$1,276,223	$1,433,040	$1,313,382
General and administrative	13,193,731	990,982	840,352	2,291,123
Interest	182,643	—	2,503	13,596

Total expenses	21,569,305	2,267,205	2,275,895	3,618,101

OTHER INCOME (primarily interest)	(619,372)	(18,002)	(48,558)	(130,288)

NET LOSS	$(20,949,933)	$(2,249,203)	$(2,227,337)	$(3,487,813)

NET LOSS PER SHARE - Basic and diluted		$(0.02)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - Basic and diluted		95,327,891	88,651,158	87,198,320

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Years Ended April 30, 2004 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2004

	Common Stock		Additional paid-in capital	Deferred Compensation	Deposits on common stock	Accumulated deficit during development stage	Total stockholders’ equity
	Number of shares	Amount
BALANCES, May 26, 1967	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	65,089,741	650,897	12,152,360	—	—	—	12,803,257
Issuance of common stock upon conversion of debentures	1,401,399	14,014	818,234	—	—	—	832,248
Issuance of common stock to employees and compensatory options	218,800	2,188	157,045	—	—	—	159,233
Issuance of common stock for services rendered	1,098,994	10,990	255,895	—	—	—	266,885
Issuance of common stock to officers to retire shareholder loans	1,044,450	10,444	177,556	—	—	—	188,000
Common stock issued in conjunction with funding agreements and services rendered	5,376,365	53,764	883,160	—	—	—	936,924
Common stock issued upon conversion of notes payable	4,766,820	47,668	637,607	—	—	—	685,275
Issuance of warrants and options	—	—	232,980	—	—	—	232,980
Exercise of warrants and options	2,477,978	24,780	212,477	—	—	—	237,257
Contributions of capital for cash and services rendered	—	—	65,700	—	—	—	65,700
Contribution of capital by shareholders	—	—	581,818	—	—	—	581,818
Issuance of common stock for promissory note	3,000,000	30,000	370,000	—			400,000
Deposits received on common stock	—	—	—	—	94,231	—	94,231
Net loss	—	—	—	—	—	(12,985,580)	(12,985,580)

Balances at April 30, 2001	84,474,547	844,745	16,544,832	—	94,231	(12,985,580)	4,498,228

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED

For the Three Years Ended April 30, 2004 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2004

	Common Stock		Additional paid-in capital	Deferred Compensation	Deposits on common stock	Deficit accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Balances at April 30, 2001	84,474,547	$844,745	$16,544,832	$—	$94,231	$(12,985,580)	$4,498,228
Issuance of common stock for:							—
Exercise of stock warrants	2,787,698	27,877	369,400	—	—	—	397,277
Exercise of stock options	70,000	700	6,300	—	—	—	7,000
Cash proceeds	1,000,000	10,000	123,000	—	—	—	133,000
Deposits on common stock	245,000	2,450	91,781	—	(94,231)	—	—
Compensation on options and warrants issued	—	—	1,549,050	—	—	—	1,549,050
Net loss	—	—	—	—	—	(3,487,813)	(3,487,813)

Balances at April 30, 2002	$88,577,245	$885,772	$18,684,363	$—	$—	$(16,473,393)	$3,096,742
Issuance of common stock for:
Exercise of stock warrants	36,629	367	—	—	—	—	367
Services rendered	170,000	1,700	28,900	—	—	—	30,600
Net loss	—	—	—	—	—	(2,227,337)	(2,227,337)

Balances at April 30, 2003	88,783,874	$887,839	$18,713,263	$—	$—	$(18,700,730)	$900,372
Issuance of common stock for:
Exercise of stock options	5,000	50	575	—	—	—	625
Cash proceeds, net of offering costs	25,020,002	250,200	1,751,401	—	—	—	2,001,601
Issuance of stock options for services rendered			1,970	—	—	—	1,970
Compensation on options and warrants issued	—	—	241,750	(142,834)	—	—	98,916
Net loss	—	—	—	—	—	(2,249,203)	(2,249,203)

Balances at April 30, 2004	113,808,876	$1,138,089	$20,708,959	$(142,834)	$—	$(20,949,933)	$754,281

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For Each of the Three Years in the Period Ended April 30, 2004 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2004

	Period from May 26, 1967 (inception) to April 30, 2004	2004	2003	2002
Cash flows from operating activities:
Net loss	$(20,949,933)	$(2,249,203)	$(2,227,337)	$(3,487,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	876,201	141,712	137,049	110,262
Loss on disposal and write-down of property, equipment and other assets	150,409	—	8,325	—
Issuance of compensatory stock options and warrants	2,015,179	98,916	—	1,549,050
Issuance of stock below fair market value	695,248	—	—	—
Issuance of stock for services rendered	1,222,779	1,970	30,600	—
Contribution of capital through services rendered by stockholders	216,851	—	—	—
Changes in operating assets and liabilities:
Notes receivable	—	—	—	30,000
Prepaid expenses and other current assets	(118,980)	(46,020)	16,577	(6,165)
Accounts payable and accrued expenses	470,290	279,165	(58,976)	(93,202)

Net cash used in operating activities	(15,421,956)	(1,773,460)	(2,093,762)	(1,897,868)

Cash flows from investing activities:
Purchase of property and equipment	(1,007,898)	(80,417)	(37,872)	(376,503)
Proceeds from sale of property and equipment	15,458	—	—	—
Purchase of other assets	(608,516)	(24,481)	(26,737)	—

Net cash used in investing activities	(1,600,956)	(104,898)	(64,609)	(376,503)

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS - CONTINUED

For Each of the Three Years in the Period Ended April 30, 2004 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2004

	Period from May 26, 1967 (inception) to April 30, 2004	2004	2003	2002
Cash flows from financing activities:
Proceeds from stockholder debt	$977,692	$—	$—	$—
Repayments of amounts due to stockholders	(121,517)	—	—	—
Proceeds from issuance of notes payable	465,065	—	—	189,817
Proceeds from issuance of convertible debentures	811,000	—	—	—
Payments on short-term notes payable	(425,991)	—	(105,569)	(261,606)
Payments on long-term debt	(238,971)	—	—	—
Payments on capital lease obligation	(52,338)	—	—	—
Proceeds from exercise of stock options and warrants	512,026	625	367	404,277
Contribution of capital from stockholders	40,700	—	—	—
Net proceeds from issuance of common stock	15,357,556	2,001,601	—	133,000

Net cash provided by (used in) financing activities	17,325,222	2,002,226	(105,202)	465,488

Net increase (decrease) in cash and cash equivalents	302,310	123,868	(2,263,573)	(1,808,883)

Cash and cash equivalents, beginning of period	—	178,442	2,442,015	4,250,898

Cash and cash equivalents, end of period	$302,310	$302,310	$178,442	$2,442,015

Cash paid for:
Interest	$143,129	$—	$2,503	$13,596

Income taxes	$15,450	$1,340	$4,570	$800

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS - CONTINUED

For Each of the Three Years in the Period Ended April 30, 2004 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2004

Supplemental information:

During Fiscal Year 2004:

The Company issued 12,122,223 shares of common stock and warrants for the purchase of 4,000,000 shares of the Company’s common stock. The estimated fair value of the common stock issued of $7,030,000 and the warrants of $340,500 has been offset against Additional Paid-In Capital as a reduction of the proceeds from the private placement.

The Company issued 500,000 incentive stock options to a Director of the Company and 75,000 incentive stock options to the Company’s Vice President. Deferred compensation of $241,750 has been recorded for the difference between the market value of the shares at the date of grant over the strike price and will be amortized to compensation expense over the 2-year vesting period.

During Fiscal Year 2003:

The Company issued 170,000 shares of common stock for legal services rendered. The Company recorded an expense of $30,600, which represents the fair value of the common stock on the date the liability was settled.

During Fiscal Year 2002:

The Company issued warrants for the purchase of 12,500,000 shares of the Company’s common stock to two financial consultants at exercise prices ranging from $0.13 - $0.60 per share. The warrants were issued for financial and investment services provided to the Company. The warrants vest upon any new increase in the number of authorized common shares to be issued by the Company. The warrants have terms of one and three years from the date of vesting. The warrants became fully vested on April 10, 2002, when the stockholders’ approved an increase to the authorized number of common stock shares to 200 million. In connection with the issuance of these warrants, the Company recorded compensation expense of $1,524,915 based on the fair value method in fiscal 2002, which is included in general and administrative expenses in the accompanying financial statements.

The Company issued warrants for the purchase of 96,786 shares of the Company’s common stock to consultants at exercise prices ranging from $0.01 - $0.19 per share. The warrants were issued to consultants for general management services provided to the Company. The warrants have a term of five years and are fully vested. The Company recorded compensation expense of $24,135 in fiscal 2002, which is included in general and administrative expenses in the accompanying financial statements.

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2004 and 2003

NOTE A – DESCRIPTION OF BUSINESS AND GOING CONCERN

Description of Business - Synthetic Blood International, Inc. (“the Company”) was incorporated on May 26, 1967 and was inactive through September 1990, when it began conducting operations for the purpose of developing a synthetic blood emulsion to act as a human blood substitute, and a method of using a perfluorocarbon compound to facilitate oxygen exchange for individuals with respiratory distress syndrome. Shortly after commencing these operations, the Company changed its name to Synthetic Blood International, Inc. The Company is also developing an implantable, continuous reading glucose biosensor to be used primarily by individuals with diabetes. The Company submitted an Investigational New Drug Application (IND) for Oxycyte to the Food and Drug Administration (FDA) in 2003 and successfully conducted a Phase I safety clinical study in the fourth quarter of 2003. The results of the Phase I study were consistent with the results of preclinical animal safety studies, and showed a good safety profile for Oxycyte. The Company plans to start Phase II clinical trials of Oxycyte in surgical patients in 2004. Fluorovent and the glucose biosensor are at the preclinical development stage, and are currently inactive, awaiting additional financing. The Company has not generated any revenues since inception.

Going Concern - Management believes the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. The Company has accumulated deficit during the development stage of $20,949,933 at April 30, 2004 and used cash in operations of $1,773,460 during the year ended April 30, 2004.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management believes that the Company’s existing working capital, along with the proceeds expected from the sale of its common stock as described in Note J, will be sufficient to meet its continuing obligations for the foreseeable future; however, there can be no assurance that the Company will successfully implement its plan.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage - The Company has not commenced its planned principal operations, and there have been no significant revenues, therefore it is considered a “Development Stage Enterprise.”

Property and Equipment - Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the related assets, ranging from three to ten years, or the lease term, if applicable.

Loss Per Share - Basic loss per share, which excludes antidilutive securities, is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding for that particular period. In contrast, diluted loss per share considers the potential dilution that could occur from other equity instruments that would increase the total number of outstanding shares of common stock. Potentially dilutive securities, however, have not been included in the diluted loss per share computation because their effect is antidilutive.

Income Taxes – Deferred tax assets and liabilities are recorded for differences between the financial statement and tax bases of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of other income and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The Company’s balance sheet includes the following financial instruments: cash and cash equivalents. The Company considers the carrying amount in the financial statements to approximate fair value for these financial instruments because of liquidity and short-term nature of the instruments.

Stock-Based Compensation - The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, effective April 30, 2003, has adopted Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”) that amends Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123 and SFAS 148 require pro

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants. They also require disclosure of option status on a more prominent and frequent basis. Such disclosure for the years ended April 30, 2004, 2003 and 2002 is presented immediately below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model using the following assumptions: an average risk-free interest rate of 3.39% for 2004, 4.71% for 2003 and 5.03% for 2002; average volatility of 130% for 2004, 116% for 2003, and 119% for 2002; zero dividend yield for all years; and expected lives of 1 to 10 years.

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested employee awards:

	Years ended April 30,
	2004	2003	2002
Net loss, as reported	$(2,249,203)	$(2,227,337)	$(3,487,813)
Add: stock-based employee compensation expenses	98,916	—	—
Deduct: fair value based employee compensation expenses	(232,767)	(79,192)	(26,717)

Pro forma net loss	$(2,383,054)	$(2,306,529)	$(3,514,530)

Earning per share:
As reported	$(0.02)	$(0.03)	$(0.04)
Pro forma	$(0.02)	$(0.03)	$(0.04)

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2004 and 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Recent Accounting Pronouncements - In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support provided by any parties, including the equity holders. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies to the end of the first reporting period ending after March 15, 2004, except that all public companies must, at a minimum, apply the unmodified provisions of the Interpretation to entities that were previously considered “special-purpose entities” in practice and under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. As of April 30, 2004 and 2003, management believes that the Company is not the primary beneficiary of any VIE’s.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also requires that an issuer classify a financial instrument that is within its scope as a liability, many of which were previously classified as equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective on July 1, 2003. The Company’s adoption of this statement had no impact on its financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2004 and 2003

NOTE C - PATENTS

The Company’s intangible assets consist of expenditures associated with patents related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent applications. These assets are amortized on a straight-line method over their estimated useful lives, which range from eight to ten years. The Company reviews these intangible assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At April 30, 2004, management believes no indications of impairment existed.

Patents consist of the following at April 30:

	2004	2003
Patents	$489,088	$464,607

Less accumulated amortization	(269,593)	(227,028)

	$219,495	$237,579

The amortization expense for years ended April 30, 2004, 2003 and 2002 was $42,565, $47,812 and $40,846, respectively. The unamortized balance of patents is estimated to be amortized over the next five years as follows:

Fiscal Year ending April 30:
2005	$40,600
2006	$38,200
2007	$34,600
2008	$30,100
2009	$23,100

NOTE D - COMMITMENTS AND CONTINGENCIES

Litigation - The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements.

Employment Contracts - The Company’s Board of Directors has approved a three-year employment contract with its President and Chief Executive Officer at a base annual salary as determined by the Board (currently $189,000 with minimum 5% annual increases) and includes an annual stock option grant of 150,000 shares of the Company’s common stock. The initial contract period expires July 31, 2005, however, the contract will automatically renew annually thereafter unless terminated by either party. The contract provides that he may, at his election, receive a severance payment equal to

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2004 and 2003

NOTE D - COMMITMENTS AND CONTINGENCIES – Continued

299% of his average annual salary and bonuses received during the prior two-year period in the event of a change in control, as defined.

The Company also has a two-year employment contract with its Vice President of Product Development at a base annual salary as determined by the Board (currently $167,000) and includes an annual stock option grant of 75,000 shares of the Company’s common stock. The initial contract period has expired, however, the contract automatically renews annually unless terminated by either party. The contract provides that he is to receive a severance payment equal to nine months of his average annual salary and bonuses received during the prior two-year period in the event of a change in control, as defined.

NOTE E- STOCKHOLDERS’ EQUITY

Fiscal Year 2004:

The Company received $2,001,601 for the sale of 12,897,779 shares of common stock, at prices ranging from $0.15 to $0.18 per share, in connection with a $2,000,000 private placement of its common stock. The stock was sold to eighteen foreign investors under the exemption afforded by Regulation S of the Securities Act of 1933 (the “Securities Act”). It is the Company’s intention to file a registration statement to register the restricted common stock purchased by investors in this private placement.

In addition, the Company issued 12,122,223 shares of common stock, and a warrant to purchase 4,000,000 shares of common stock at $0.20 per share (Note F), as compensation to foreign advisors and financial consultants for services rendered in connection with the $2,000,000 common stock placement. The estimated fair value of the common stock of $7,030,000 was determined using the stock price on February 11, 2004, the date the Company obtained the funds and was obligated to issue the shares. The fair value of the warrants of $340,500 was determined using the Black-Scholes option-pricing model using the following assumptions: an average risk-free interest rate of 1.67%, average volatility of 70.1%, zero dividend and expected lives of 2 years. The fair value of the warrants and common stock was offset against Additional Paid-In Capital as a reduction of the proceeds from the private placement when the shares were issued.

The Company issued 5,000 shares of common stock for cash proceeds of $625 resulting from the exercise of previously granted stock options issued for services.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2004 and 2003

NOTE E- STOCKHOLDERS’ EQUITY – Continued

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

The Company issued 2,857,698 shares of common stock in connection with the exercise of warrants and options at exercise prices ranging from $0.01 - $0.14, generating $404,277 in proceeds.

The Company issued 1,000,000 shares of common stock for cash proceeds of $133,000.

NOTE	F - STOCK OPTIONS AND WARRANTS

In September 1999, the Company’s Board of Directors approved the 1999 Stock Plan (“the 1999 Plan”) which provides for the granting of incentive and nonstatutory stock options to employees, directors and consultants to purchase up to 4,000,000 shares of the Company’s common stock. The 1999 Plan was approved by stockholders on October 10, 2000. Options granted under the 1999 Plan are exercisable at various dates up to four years and have expiration periods of generally ten years. As of April 30, 2004, the Company had 2,370,000 qualified stock options outstanding under the 1999 Plan. In addition, the Company has 3,020,000 non-qualified stock options outstanding as of April 30, 2004.

Fiscal Year 2004:

The Company issued 285,000 stock options with a weighted average exercise price of $0.24 to its employees and one Director. All options were incentive stock options issued under the 1999 Stock Plan. The stock options granted had exercise prices equal to the fair market value of the Company’s stock on the dates of grant.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2004 and 2003

NOTE F - STOCK OPTIONS AND WARRANTS – Continued

The Company issued 500,000 non-qualified stock options to the Company’s Chairman of the Board of Directors. The options have an exercise price of $0.15 per share, vest over a three year period and expire in 2008. Also, 75,000 non-qualified stock options were issued to the Company’s Vice President of Product Development. The options have an exercise price of $0.15 per share, vest over a three year period and expire in 2014. Deferred compensation has been recorded for the difference between the market price and the exercise price at the date of grant and will be amortized over the respective vesting periods. Compensation expense associated with these grants totaled $98,916 for the year ended April 30, 2004.

Fiscal Year 2003:

The Company issued 490,000 stock options with a weighted average exercise price of $0.17 to its employees and one Director. All options were incentive stock options issued under the 1999 Stock Plan. The stock options granted have exercise prices equal to the fair market value of the Company’s stock on the dates of grant.

Fiscal Year 2002:

The Company issued 40,000 options with an exercise price of $0.20 per share to its Directors in consideration of Director services rendered during the nine months ended January 31, 2002. Two of the Company’s Directors resigned in January 2002. No compensation expense was recorded for these options in accordance with Accounting Principles Board Opinion No. 25 and SFAS No. 123.

The following table summarizes certain information related to the Company’s stock options:

	Year ended April 30, 2004		Year ended April 30, 2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	4,535,000	$0.18	4,135,000	$0.20
Granted	860,000	0.24	490,000	0.17
Forfeited	—	—	(90,000)	0.30
Exercised	(5,000)	0.13	—	—

Outstanding, end of year	5,390,000	$0.18	4,535,000	$0.18

As of April 30, 2004, there were 1,630,000 options available for grant under the 1999 Plan.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2004 and 2003

NOTE F - STOCK OPTIONS AND WARRANTS – Continued

The following table summarizes information about stock options outstanding at April 30, 2004:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.11 to $0.13	2,480,000	5.0	$0.12	2,480,000	$0.12
$0.14 to $0.16	1,350,000	5.5	$0.15	898,334	$0.15
$0.17 to $0.30	1,185,000	7.9	$0.21	731,667	$0.21
$0.30 to $0.80	375,000	6.5	$0.62	340,000	$0.64

	5,390,000			4,450,001

During fiscal 2004, the Company issued warrants for the purchase of 4,000,000 shares of the Company’s common stock to five foreign financial consultants at an exercise price of $0.20 per share. Based on a Black-Scholes analysis, the warrants had an estimated fair value of $340,500 on the date of grant. The warrants were issued for investor services provided to the Company in connection with a $2,000,000 private placement of its common stock. The warrants expire in September 2005. The estimated fair value of the warrants has been charged against Additional Paid-In Capital as a reduction of the proceeds from the private placement.

During fiscal 2002, the Company issued warrants for the purchase of 96,786 shares of the Company’s common stock to consultants at exercise prices ranging from $0.01 - $0.19 per share. The warrants were issued to consultants for general management services provided to the Company. The warrants have a term of five years and are fully vested. The Company recorded compensation expense of $24,135 in 2002, based upon the Black-Scholes option valuation model, which is included in general and administrative expenses in the accompanying financial statements.

During fiscal 2002, the Company issued warrants for the purchase of 12,500,000 shares of the Company’s common stock to two financial consultants at exercise prices ranging from $0.13 - $0.60 per share. The warrants were issued for financial and investment services provided to the Company. The warrants vest upon any new increase in the number of authorized common shares to be issued by the Company. The warrants have terms of one and three years from the date of vesting. Effective with the Company’s shareholder’s approval of an increase to the authorized number of common stock shares to 200 million on April 10, 2002, the warrants became fully vested. In connection with the issuance of these warrants, the Company recorded compensation expense of $1,524,915 in 2002, based upon the Black-Scholes option valuation model, which is included in general and administrative expenses in the accompanying financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2004 and 2003

NOTE F - STOCK OPTIONS AND WARRANTS – Continued

The following table summarizes the Company’s stock warrant information during the years ended April 30:

	2004		2003
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	2,136,629	$0.19	12,673,258	$0.30
Granted	4,005,000	0.20	—	—
Forfeited	—	—	(10,500,000)	0.29
Exercised	—	—	(36,629)	0.01

Outstanding, end of year	6,141,629	$0.20	2,136,629	$0.19

NOTE G - INCOME TAXES

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through April 30, 2004. The Company’s federal net operating loss carryforwards as of April 30, 2004 are approximately $20,267,000. The loss carryforwards expire in various years through 2024. Deferred tax assets of approximately $7.2 million and $6.4 million at April 30, 2004 and 2003, respectively, include the effects of these net operating loss carryforwards and research and development credit carryforwards. A valuation allowance has been provided for the full amount of the deferred tax assets due to the uncertainty of realization. Utilization of the Company’s net operating loss carryforwards may be limited based on ownership changes under Section 382 of the Internal Revenue Code.

The provision for income taxes consists of the following for the three years ended April 30, 2004:

	Years ended April 30,
	2004	2003	2002
Benefit from federal income taxes at statutory rate	$(800,000)	$(800,000)	$(1,186,000)
Stock-based compensation	—	—	527,000
Other	—	—	(32,000)
Change in valuation allowance	800,000	800,000	691,000

Benefit	$—	$—	$—

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2004 and 2003

NOTE H - RELATED PARTIES

During fiscal year 2004, the Company paid $126,000 to a specialty contract manufacturer of pharmaceutical products to manufacture the Company’s perfluorocarbon-based blood substitute and therapuetic oxygen carrier, for upcoming clinical trials. An officer of the Company is a minority shareholder and director of this specialty manufacturer.

During fiscal 2002, the Company recorded expenses of approximately $9,000 for services provided by a company in which an officer of the Company has a controlling interest. There were no related party transactions in fiscal 2003.

NOTE I– QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the unaudited quarterly results of operations for fiscal years 2004 and 2003:

	Year Ended April 30, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Research and development expenses	$233,080	$265,630	$501,488	$276,025	$1,276,223

General and administrative expenses	226,297	202,003	314,035	248,647	990,982

Total expenses	459,377	467,633	815,523	524,672	2,267,205

Other income	(7,467)	(7,207)	(2,192)	(1,136)	(18,002)

Net loss	(451,910)	(460,426)	(813,331)	(523,536)	(2,249,203)

Basic and diluted loss per common share	$(0.005)	$(0.005)	$(0.008)	$(0.005)	$(0.020)

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2004 and 2003

NOTE I – QUARTERLY FINANCIAL DATA (Unaudited) - Continued

	Year Ended April 30, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Research and development expenses	$176,289	$837,257	$243,214	$176,280	$1,433,040

General and administrative expenses	240,594	202,422	230,419	166,917	840,352

Interest expense	1,538	808	157	—	2,503

Total expenses	418,421	1,040,487	473,790	343,197	2,275,895

Other income	(18,227)	(13,311)	(9,291)	(7,729)	(48,558)

Net loss	(400,194)	(1,027,176)	(464,499)	(335,468)	(2,227,337)

Basic and diluted loss per common share	$(0.005)	$(0.012)	$(0.005)	$(0.004)	$(0.030)

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

NOTE J – SUBSEQUENT EVENT

On May 25, 2004, the Company closed the acceptance of subscription agreements covering the sale of 10,000,000 shares of common stock, 10,000,000 Series A Warrants, 3,400,000 Series B Warrants, and 3,400,000 Series C Warrants for $3,030,000 in cash. The subscription agreements are with four foreign investors and were made in reliance on the exemption afforded by Regulation S adopted under the Securities Act of 1933. The Company agreed to register the common stock sold in the offering, including the common stock underlying the warrants, for resale under the Securities Act of 1933. The Company has received payment from three of the investors in the amount of $680,000. The Company has been advised by Remobo AG, a company controlled by Giuseppe Coniglione and the fourth investor, that funds in the amount of $2,350,000 will be wired to the Company as soon as the Suisse bank managing Remobo’s account obtains written confirmations required to comply with U.S. and foreign currency transfer laws. There is no assurance that Remobo will be able to comply with these laws or that the funds will be wired to the Company. Assuming the Company receives the full purchase price for the securities offered, it will pay $303,000 to Andreas Camenzind,

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2004 and 2003

NOTE J – SUBSEQUENT EVENT - Continued

a foreign financial consultant, as compensation for his assistance with the offering, and will pay him three percent of the funds derived from exercise of the warrants issued to the foreign investors. Under the Series A Warrants the holders have the right to purchase a total of 10,000,000 common shares at a price of $0.47 per share, or a total of $4,700,000, that expires on May 31, 2009. Under the Series B Warrants the holders have the right to purchase a total of 3,400,000 common shares at a price of $0.60 per share, or a total of $2,040,000, that expires 90 days from and including the effective date of the registration statement. Under the Series C Warrants the holders have the right to purchase a total of 3,400,000 common shares at a price of $0.60 per share, or a total of $2,040,000, that expires on May 31, 2009.