Form 10-Q
period 2004-07-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2004-09-14
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 10, 2004. 116,075,542 shares of common stock, par value $0.01.

FORM 10-Q

SYNTHETIC BLOOD INTERNATIONAL, INC.

Part I-Financial Information

ITEM 1.	FINANCIAL STATEMENTS.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

	July 31, 2004	April 30, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$536,621	$302,310
Prepaid expenses	41,220	118,980

Total Current Assets	577,841	421,290

Property and Equipment, net	455,735	407,194
Patents, net	219,440	219,495

	$1,253,016	$1,047,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$204,482	$237,249
Accrued liabilities	135,529	56,449

Total Current Liabilities	340,011	293,698

Stockholders’ Equity:
Preferred Stock, undesignated, authorized 10,000,000 shares, none issued or outstanding	—	—
Common Stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 113,808,876 shares	1,138,089	1,138,089
Common stock subscribed	612,000	—
Additional paid-in capital	20,708,959	20,708,959
Deferred compensation	(122,688)	(142,834)
Deficit accumulated during the development stage	(21,423,355)	(20,949,933)

Total Stockholders’ Equity	913,005	754,281

	$1,253,016	$1,047,979

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Period From May 26, 1967 (inception) to July 31, 2004	Three Months Ended July 31,
		2004	2003
	(Unaudited)	(Unaudited)
Expenses:
Research and development	$8,412,397	$219,466	$233,080
General and administrative	13,449,345	255,614	226,297
Interest	182,643	—	—

Total Expenses	22,044,385	475,080	459,377

Other Income	(621,030)	(1,658)	(7,467)

NET LOSS	$(21,423,355)	$(473,422)	$(451,910)

NET LOSS PER SHARE BASIC AND DILUTED		$(0.004)	$(0.005)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		113,808,876	88,786,265

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Period From May 26, 1967 (inception) to July 31, 2004	Three Months Ended July 31,
		2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,423,355)	$(473,422)	$(451,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	902,837	26,636	32,370
Amortization of deferred compensation	20,148	20,148	—
Loss on disposal and write-down of property and equipment and other assets	150,409	—	—
Compensatory stock options/warrants issued	2,015,179	—	—
Issuance of stock below market value	695,248	—	—
Contribution of capital through services rendered by stockholders	216,851	—	—
Issuance of stock for services rendered	1,222,779	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(41,220)	77,760	12,624
Accounts payable and accrued liabilities	516,603	46,313	34,064

Net cash used in operating activities	(15,724,521)	(302,565)	(372,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,056,667)	(64,227)	(5,309)
Purchase of other assets	(619,413)	(10,897)	(4,712)

Net cash used in investing activities	(1,676,080)	(75,124)	(10,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of common stock options and warrants	15,910,282	—	625
Proceeds from common stock subscribed	612,000	612,000	1,017,482
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from notes, debentures and lease obligations	1,276,065	—	—
Payments on notes and capital lease obligations	(717,300)	—	—

Net cash provided by (used in) financing activities	17,937,222	612,000	1,018,107

Net change in cash and cash equivalents	536,621	234,311	635,234
Cash and cash equivalents, beginning of period	—	302,310	178,442

Cash and cash equivalents, end of period	$536,621	$536,621	$813,676

Cash paid for: Interest	$143,129	—	$—

Taxes	$16,000	$1,550	$1,340

See accompanying condensed notes to financial statements

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of July 31, 2004, and the results of its operations and its cash flows for the three months ended July 31, 2004 and 2003, and for the period from May 26, 1967 (inception) to July 31, 2004,. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 filed with the Commission on August 13, 2004.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at July 31, 2004, has an accumulated deficit of $21,423,355, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future. Since the Company is in the pre-clinical and clinical trial stages of its products, these products must undergo considerable development and testing prior to submission to the FDA for approval to market the products. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing sufficient to fund the required additional development and testing and to meet its obligations on a timely basis. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The pro forma compensation expense related to options granted to employees and directors for the three months ended July 31, 2004 and 2003 was not material, as there was no effect on loss per share. Therefore, the pro forma presentation as required by SFAS 148 has not been presented in these interim financial statements.

3.	STOCKHOLDERS’ EQUITY

On May 25, 2004, Synthetic Blood closed the acceptance of subscription agreements covering the sale of 10,000,000 shares of common stock, 10,000,000 Series A Warrants, 3,400,000 Series B Warrants, and 3,400,000 Series C Warrants for $3,030,000. The subscription agreements are with four foreign investors and were made in reliance on the exemption afforded by Regulation S adopted under the Securities Act of 1933. Synthetic Blood agreed to register the common stock sold in the offering, including the common stock underlying the warrants, for resale under the Securities Act of 1933. Synthetic Blood has received payment from three of the investors in the amount of $680,000 which is shown as Common Stock Subscribed in the accompanying balance sheet as of July 31, 2004, net of $68,000 due to a foreign financial consultant for assistance with the offering. Subsequent to July 31, 2004, the Company issued 2,266,666 shares of common stock for these funds. The fourth subscriber has not made payment as required under the subscription agreement, and we can not determine at this time whether any securities will be issued under that agreement.

Assuming the Company receives the full purchase price for the securities offered, it will pay a total of $303,000 to a foreign financial consultant, as compensation for his assistance with the offering. The Company also agreed to pay him three percent of the funds derived from exercise of the warrants issued to the foreign investors.

4.	RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2004 and 2003, the Company paid $8,100 and $28,080, respectively, to a specialty contract manufacturer of pharmaceutical products to manufacture Oxycyte, the Company’s perfluorocarbon-based blood substitute and therapuetic oxygen carrier, for upcoming clinical trials. An officer of the Company is a minority shareholder and director of this specialty manufacturer. At July 31, 2004, the Company has $45,000 in outstanding purchase orders with this specialty manufacturer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Synthetic Blood International, Inc., is a New Jersey corporation that, since 1990, has pursued the development of medical products based on perfluorocarbon technology. Since 1993, Synthetic Blood has also pursued development of a glucose biosensor implant.

Perfluorocarbons are biologically inert compounds containing carbon and fluorine. The chemical composition of perfluorocarbons allows them to readily absorb and give up oxygen and carbon dioxide. This property creates opportunities for developing blood substitutes that act as oxygen carriers for human tissue and fluids that carry oxygen to the lungs for remedial uses.

Synthetic Blood developed Oxycyte as a synthetic blood substitute. We received approval of our Investigational New Drug application filed with the U.S. Food and Drug Administration (FDA) and began Phase I clinical studies in October 2003, which were completed in December 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte. Our goal is to begin Phase II studies during calendar 2004. We expect to commit a substantial portion of our financial and business resources over the next 3 years to testing Oxycyte and advancing this product to commercial distribution.

Fluorovent is an oxygen exchange fluid for facilitating the treatment of lung conditions, which is currently under development. We have not filed any applications on this product with the FDA and do not expect we will do so for at least one year.

Our biosensor product uses an enzyme process for measuring the glucose level in the blood stream. It is a subcutaneous implant programmed to measure the glucose level and transmit the results to a wearable receiver. This product is also under development and we do not expect we will file any applications with the FDA for at least the next 2 years.

RESULTS OF OPERATIONS

Three months ended July 31, 2004 and 2003

Research and Development expenses for the three months ended July 31, 2004 were $219,466, compared to $233,080 for the same period in the prior year. During the quarter ended July 31, 2004, we continued to concentrate our research activities on our Oxycyte product in an effort to begin Phase II clinical trials during calendar 2004. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the three months ended July 31, 2004 were $255,614, compared to $226,297 for the same period in the prior year. Legal and Accounting fees increased $29,000 from the previous year as a result of our recently filed registration statement in connection with our increased financing activities during the current period. Additionally, Contract Management Fees increased $12,000 during the current quarter resulting primarily from the amortization of deferred compensation resulting from the issuance of employee incentive stock options.

The net loss for the three months ended July 31, 2004 was $473,422, compared to a net loss of $451,910 for the same period in the prior year. Total expenses increased $15,703 during the three months ended July 31, 2004 over the comparable period in 2003, as discussed above. In addition, other income, consisting principally of interest income, decreased $5,809, resulting from a decline in interest rates on invested funds and a decline in invested balances over the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Synthetic Blood has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of July 31, 2004, we had $577,841 of total current assets and working capital of $237,830. Our practice is to invest excess cash in short-term money market investment instruments. Management believes cash and cash equivalents at July 31, 2004 will be sufficient to meet the Company’s projected liquidity needs at least through October 2004.

We are in the pre-clinical and clinical trial stages in the development of our products. Under an Investigational New Drug application filed with the FDA, we completed Phase I clinical studies on Oxycyte in December 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte. We are in the process of completing our report on the test results for submission to the FDA, together with written protocols for two Phase II clinical studies on Oxycyte. We estimate that pursuing the review process with the FDA and implementing the Phase II clinical study will take approximately one year and cost approximately $2 million. Even if we are successful with our Phase II study, we must then conduct Phase III clinical studies and, if they are successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other products, Fluorovent and the glucose biosensor, must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond October 2004 depends on obtaining outside financial resources, and there is no assurance we will succeed in obtaining the necessary resources.

We have had and continue to have difficulty raising additional capital for research and development activities.

On May 25, 2004, Synthetic Blood closed the acceptance of subscription agreements covering the sale of 10,000,000 shares of common stock, 10,000,000 Series A Warrants, 3,400,000 Series B Warrants, and 3,400,000 Series C Warrants for $3,030,000. The

subscription agreements are with four foreign investors. Synthetic Blood agreed to register the common stock sold in the offering, including the common stock underlying the warrants, for resale under the Securities Act of 1933. Synthetic Blood has received payment from three of the investors in the amount of $680,000 for the purchase of 2,266,666 common shares and Series A Warrants to purchase an additional 2,266,666 common shares. We registered all of these shares, including the shares underlying the warrants, for sale by the holders under the Securities Act of 1933.

We are advised by the fourth investor that funds in the amount of $2,350,000 will be wired to us. The investor has made numerous written and verbal assertions regarding the delivery of the funds, none of which we have been able to verify. There is no assurance that the investor will make payment on its subscription agreement. Failure to receive payment on this subscription or financing from other sources in a similar amount by the end of October 2004 will cause us to suspend testing and other activities to advance Oxycyte for lack of capital. We are currently pursuing other sources of financing in the United States to fund our operations beyond October, but there is no assurance that our efforts will result in additional financing on acceptable terms.

Under the Series A Warrants the holders have the right to purchase a total of 10,000,000 common shares at a price of $0.47 per share, or a total of $4,700,000, that expires on May 31, 2009. Under the Series B Warrants the holders have the right to purchase a total of 3,400,000 common shares at a price of $0.60 per share, or a total of $2,040,000, that expires on the earlier of 90 days following the date the shares are registered for resale under the Securities Act of 1933, and May 31, 2005. Under the Series C Warrants the holders have the right to purchase a total of 3,400,000 common shares at a price of $0.60 per share, or a total of $2,040,000, that expires on May 31, 2009.

Cash used in operating activities during the three months ended July 31, 2004 was $302,565, compared to $372,852 for the comparable period of the prior year. Operating activities consisted primarily of product research and development and the general operation of the Company’s corporate office. Cash used in operating activities is primarily dependent on the timing and extent of the Company’s research and development activities.

Cash used in investing activities during the three months ended July 31, 2004 was $75,124, compared to $10,021 for the comparable period of the prior year. Investing activities consisted primarily of the purchase of laboratory equipment and expenditures related to the Company’s patent rights. The Company does not anticipate significant future capital expenditures in the near term.

Cash provided by financing activities during the three months ended July 31, 2004 was $612,000, compared to cash provided by financing activities of $1,018,107 for the comparable period of the prior year. Cash provided by financing activities consists primarily of the sale of the Company’s common stock to outside investors. The Company is attempting to raise additional funds that may take the form of equity or debt securities.

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

Long-Lived Assets - Our intangible assets consist of patents related to our various technologies. These assets are amortized on a straight-line method over their estimated useful life, which ranges from eight to ten years. We review these intangible assets for impairment on a quarterly basis in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At July 31, 2004, management believes no indications of impairment existed.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the discussion and information presented in this report contain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those presented in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 and subsequent filings made with the Securities and Exchange Commission.

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

Management is responsible for maintaining effective disclosure controls and procedures. As of the end of the period covered by this report, we evaluated the effectiveness and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective and provide for timely collection and evaluation of information that may need to be disclosed to investors. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our evaluation. Accordingly, no corrective actions with regard to significant deficiencies and material weaknesses were required or undertaken.

Part II-Other Information

ITEM 2.	CHANGES IN SECURITIES.

On May 25, 2004, Synthetic Blood closed the acceptance of subscription agreements covering the sale of 10,000,000 shares of common stock, 10,000,000 Series A Warrants, 3,400,000 Series B Warrants, and 3,400,000 Series C Warrants for $3,030,000. The subscription agreements are with four foreign investors and were made in reliance on the exemption afforded by Regulation S adopted under the Securities Act of 1933. Synthetic Blood agreed to register the common stock sold in the offering, including the common stock underlying the warrants, for resale under the Securities Act of 1933. Synthetic Blood has received payment from three of the investors in the amount of $680,000 for the purchase of 2,266,666 common shares and Series A Warrants to purchase an additional 2,266,666 common shares. We registered all of these shares, including the shares underlying the warrants, for sale by the holders under the Securities Act of 1933.

We are advised by Remobo AG, the fourth investor and a company controlled by Giuseppe Coniglione, that funds in the amount of $2,350,000 will be wired to us. Mr. Coniglione has made numerous written and verbal assertions regarding the delivery of the funds, none of which we have been able to verify. There is no assurance that Remobo will make payment on its subscription agreement.

Assuming we receive the full purchase price for the securities offered, we will pay a total of $303,000 to Andreas Camenzind, a foreign financial consultant, as compensation for his assistance with the offering. We also agreed to pay him three percent of the funds derived from exercise of the warrants issued to the foreign investors.

Under the Series A Warrants the holders have the right to purchase a total of 10,000,000 common shares at a price of $0.47 per share, or a total of $4,700,000, that expires on May 31, 2009. Under the Series B Warrants the holders have the right to purchase a total of 3,400,000 common shares at a price of $0.60 per share, or a total of $2,040,000, that expires on the earlier of 90 days following the date the shares are registered for resale under the Securities Act of 1933, and May 31, 2005. Under the Series C Warrants the holders have the right to purchase a total of 3,400,000 common shares at a price of $0.60 per share, or a total of $2,040,000, that expires on May 31, 2009.

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

The registrant filed Form 8-K on May 26, 2004 reporting under Item 5 the issuance of a press release regarding an overseas private placement.

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC BLOOD INTERNATIONAL, INC.

September 14, 2004	By	/s/ Robert W. Nicora
Robert W. Nicora, Chief Executive Officer

September 14, 2004	By	/s/ David H. Johnson
David H. Johnson, Chief Financial Officer
(Chief Accounting Officer)