Form 10-Q
period 2004-10-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2004-12-15
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 15, 2004. 125,513,042 shares of common stock, par value $0.01.

FORM 10-Q

SYNTHETIC BLOOD INTERNATIONAL, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Balance Sheets as of October 31, 2004 (unaudited) and April 30, 2004	3

	Statements of Operations for the Three Months and Six Months Ended October 31, 2004 and 2003, and During the Development Stage Through October 31, 2004 (unaudited)	4

	Statements of Cash Flows for the Three Months and Six Months Ended October 31, 2004 and 2003, and During the Development Stage Through October 31, 2004 (unaudited)	5

	Condensed Notes to Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3. Quantitative and Qualitative Disclosure About Market Risk	13

	Item 4. Controls and Procedures	13

PART II.	OTHER INFORMATION

	Item 6. Exhibits	13

	Signatures	14

Part I-Financial Information

ITEM 1. FINANCIAL STATEMENTS.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

	October 31, 2004	April 30, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$110,141	$302,310
Prepaid expenses	20,700	118,980

Total Current Assets	130,841	421,290
Property and Equipment, net	440,051	407,194
Patents, net	214,357	219,495

	$785,249	$1,047,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$283,838	$237,249
Accrued liabilities	136,549	56,449

Total Current Liabilities	420,387	293,698

Stockholders’ Equity:
Preferred Stock, undesignated, authorized 10,000,000 shares, none issued or outstanding	—	—
Common Stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 116,075,542 and 113,808,876 shares	1,160,755	1,138,089
Additional paid-in capital	21,393,293	20,708,959
Deferred compensation	(165,875)	(142,834)
Deficit accumulated during the development stage	(22,023,311)	(20,949,933)

Total Stockholders’ Equity	364,862	754,281

	$785,249	$1,047,979

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Deficit Accumulated During the Development Stage Through October 31, 2004	Three Months Ended October 31,		Six Months Ended October 31,
		2004	2003	2004	2003
	(Unaudited)	(Unaudited)		(Unaudited)
Expenses:
Research and development	$8,722,011	$309,614	$265,630	$529,081	$498,710

General and administrative	13,740,631	291,286	202,003	546,899	428,301
Interest	182,643	—	—	—	—

Total Expense	22,645,285	600,900	467,633	1,075,980	927,011

Other Income	(621,974)	(944)	(7,207)	(2,602)	(14,675)

NET LOSS	$(22,023,311)	$(599,956)	$(460,426)	$(1,073,378)	$(912,336)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.005)	$(0.005)	$(0.009)	$(0.010)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		115,262,499	89,504,961	114,535,687	89,145,613

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Period From May 26, 1967 (inception) to October 31, 2004	Six Months Ended October 31,
		2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,023,311)	$(1,073,378)	$(912,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	929,624	53,423	65,827
Amortization of deferred compensation	71,958	71,958	—
Loss on disposal and write-down of property and equipment and other assets	150,409	—	—
Compensatory stock options/warrants issued	2,015,179	—	—
Issuance of stock below market value	695,248	—	—
Contribution of capital through services rendered by stockholders	216,851	—	—
Issuance of stock for services rendered	1,222,779	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(20,701)	98,279	3,728
Accounts payable and accrued liabilities	596,981	126,691	37,220

Net cash used in operating activities	(16,144,983)	(723,027)	(805,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,056,665)	(64,225)	(16,094)
Purchase of other assets	(625,433)	(16,917)	(10,218)

Net cash used in investing activities	(1,682,098)	(81,142)	(26,312)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of common stock options and warrants, net of related expenses	16,522,282	612,000	—
Proceeds from common stock subscribed	—	—	1,126,226
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from notes, debentures and lease obligations	1,276,065	—	—
Payments on notes and capital lease obligations	(717,300)	—	—

Net cash provided by (used in) financing activities	17,937,222	612,000	1,126,226

Net change in cash and cash equivalents	110,141	(192,169)	294,353
Cash and cash equivalents, beginning of period	—	302,310	178,442

Cash and cash equivalents, end of period	$110,141	$110,141	$472,795

Cash paid for: Interest	$143,129	$—	$—

Taxes	$16,000	$1,550	$1,340

Non-cash investing and financing activities during the six months ended October 31, 2004:

The Company issued 500,000 incentive stock options to a Director of the Company. Deferred compensation of $95,000 has been recorded for the difference between the market value of the shares at the date of grant of $.34 per share over the strike price of $.15 per share and will be amortized to compensation expense over the 2 year vesting period.

See accompanying condensed notes to financial statements

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of October 31, 2004, and the results of its operations for the three months and six months ended October 31, 2004 and 2003, and for the period from May 26, 1967 (inception) to October 31, 2004, and its cash flows for the six months ended October 31, 2004 and 2003, and for the period from May 26, 1967 (inception) to July 31, 2004. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 filed with the Commission on August 13, 2004.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at October 31, 2004, has an accumulated deficit of $22,023,311, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future. Since the Company is in the pre-clinical and clinical trial stages of its products, these products must undergo considerable development and testing prior to submission to the FDA for approval to market the products. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing sufficient to fund the required additional development and testing and to meet its obligations on a timely basis. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested employee awards:

	Six Months Ended October 31, 2004	Six Months Ended October 31, 2003
Net loss, as reported	$(1,073,378)	$(912,336)
Add: stock-based employee compensation expenses	71,957	—
Deduct: fair value based employee compensation expenses	(153,710)	(31,904)

Pro forma net loss	$(1,155,131)	$(944,240)

Earning per share:
As reported	$(0.009)	$(0.010)

Pro forma	$(0.010)	$(0.010)

3.	STOCKHOLDERS’ EQUITY AND SUBSEQUENT EVENTS

During the quarter ended October 31, 2004, the Company issued 2,266,666 shares of common stock for $680,000 received from investors during in the quarter ended July 31, 2004.

In May 2004, the Company accepted a subscription agreement covering the sale of

7,733,334 shares of common stock, 7,733,334 Series A Warrants, 3,400,000 Series B Warrants, and 3,400,000 Series C Warrants for $2,350,000. To date, the Company has not received payment for the shares and warrants. The Company intends to continue discussions with the subscriber in an effort to collect the subscription price, but due to the lack of performance the Company is not relying on this subscription as a potential source of capital and is proceeding with its fund raising and product development efforts assuming no funds will ever be collected under the subscription. Should the Company receive the full purchase price for the shares, it will pay a total of $235,000 to a foreign financial consultant as compensation for his assistance with the offering, in addition to three percent of the funds derived from exercise of the warrants issued.

During December 2004, the Company received $1,800,000 and issued 9,000,000 shares of common stock to six investors at $.20 per share. Each investor also received three-year warrants for the purchase of 9,000,000 shares of common stock at $.275, callable by the Company at $.55 per share. The shares were issued in reliance on the exemption afforded by Regulation S adopted under the Securities Act of 1933. Synthetic Blood will pay a total of $255,000 to a foreign financial consultant as compensation for his assistance with this placement.

Also in December 2004, the Company received $87,500 issued 437,500 shares of common stock to seven investors at $.20 per share. Each investor also received three-year warrants for the purchase of 437,500 shares of common stock at $.275, callable by the Company at $.55 per share. The shares were issued in reliance on the exemption afforded by Regulation D adopted under the Securities Act of 1933. Synthetic Blood will issue a total of 21,875 shares of common stock as compensation for assistance with this placement.

In December 2004, the Company approved the issuance of two-year warrants to six investors to purchase 5,500,000 shares of common stock at a price of $.40 per share in consideration of the delayed registration of their stock.

In October 2004, the Company entered into a stock purchase agreement with a foreign investor for the purchase of 2,500,000 shares of common stock at $.185 per share, plus 6,000,000 shares of common stock at $.20 per share. The agreement expired on November 30, 2004; however, in consideration for this investor’s efforts in assisting the Company in raising additional capital, the agreement has been extended to February 2005. The Company has accounted for the substance of this transaction as a stock option, and therefore, the estimated fair value of the option of $922,000 has been offset against Additional Paid-In Capital as a reduction of the proceeds from the private placement.

4.	RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2004 and 2003, the Company paid $45,050 and $59,020, respectively, and during the six months ended October 31, 2004 and 2003, the Company paid $53,160 and $87,100, respectively, to a specialty contract manufacturer of pharmaceutical products to manufacture Oxycyte, the Company’s perfluorocarbon-based blood substitute and therapuetic oxygen carrier, for upcoming clinical trials. An officer of the Company is a minority shareholder and director of this specialty manufacturer. At October 31, 2004, the Company has $24,000 in outstanding purchase orders with this specialty manufacturer.

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

A New York State University Medical Center clinical site has received local Institutional Review Board (IRB) approval to participate in the first Phase II trial with Oxycyte. Patient enrollment will follow an IRB site initiation visit, which is expected to be completed by the end of the year. IRB approval is expected at two additional study sites in the first part of 2005. In the first Phase II trial, orthopedic surgery patients who lose modest amounts of blood during surgery will receive Oxycyte to prevent tissue hypoxia. Patients usually do not receive blood transfusions during these surgical procedures, however the amount of blood loss may result in post-operative complications caused by tissue hypoxia.

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

RESULTS OF OPERATIONS

Three months ended October 31, 2004 and 2003

Research and Development expenses for the three months ended October 31, 2004 were $309,614, compared to $265,630 for the same period in the prior year. During the quarter ended October 31, 2004, we continued to concentrate our research activities on our Oxycyte product in an effort to begin Phase II clinical trials during calendar 2005. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the three months ended October 31, 2004 were $291,286, compared to $202,003 for the same period in the prior year. Consulting fees increased $31,000 from the previous year as a result of the retention of an investor relations firm in 2004. Additionally, management fees increased $50,000 during the current quarter resulting primarily from the amortization of deferred compensation resulting from the issuance of incentive stock options.

The net loss for the three months ended October 31, 2004 was $599,956, compared to a net loss of $460,426 for the same period in the prior year. Total expenses increased $133,267 during the three months ended October 31, 2004 over the comparable period in 2003, as discussed above. In addition, other income, consisting principally of interest income, decreased $6,263, resulting from a decline in interest rates on invested funds and a decline in invested balances over the same period in 2003.

Six months ended October 31, 2004 and 2003

Research and Development expenses for the six months ended October 31, 2004 were $529,081, compared to $498,710 for the same period in the prior year. During the six months ended October 31, 2004, we continued to concentrate our research activities on our Oxycyte product in an effort to begin Phase II clinical trials during calendar 2005. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the six months ended October 31, 2004 were $546,899, compared to $428,301 for the same period in the prior year. Consulting fees increased $33,000 from the previous year as a result of the retention of a investor relations firm in 2004. Additionally, management fees increased $55,667 during the current six-month period resulting primarily from the amortization of deferred compensation resulting from the issuance of incentive stock options.

The net loss for the six months ended October 31, 2004 was $1,073,378, compared to a net loss of $912,336 for the same period in the prior year. Total expenses increased $148,969 during the six months ended October 31, 2004 over the comparable period in 2003, as discussed above. In addition, other income, consisting principally of interest income, decreased $12,073, resulting from a decline in interest rates on invested funds and a decline in invested balances over the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Synthetic Blood has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of October 31, 2004, we had $130,841 of total current assets and a working capital deficit of $289,546. Our practice is to invest excess cash in short-term money market investment instruments.

We have had and continue to have difficulty raising additional capital for research and development activities.

Nevertheless, during December 2004, Synthetic Blood received $1,800,000 and issued

9,000,000 shares of common stock to six investors at $.20 per share. Each investor also received warrants for the purchase of 9,000,000 shares of common stock at $.275, callable by the Company at $.55 per share. The shares were issued in reliance on the exemption afforded by Regulation S adopted under the Securities Act of 1933. Synthetic Blood will pay a total of $255,000 to a foreign financial consultant as compensation for his assistance with this placement.

Also in December 2004, Synthetic Blood received $87,500 and issued 437,500 shares of common stock to seven investors at $.20 per share. Each investor also received warrants for the purchase of 437,500 shares of common stock at $.275, callable by the Company at $.55 per share. The shares were issued in reliance on the exemption afforded by Regulation D adopted under the Securities Act of 1933. Synthetic Blood will issue a total of 21,875 shares of common stock as compensation for assistance with this placement.

Management believes that this new funding together with the Company’s cash and cash equivalents at October 31, 2004, will be sufficient to fund the Company’s clinical studies and general and administrative expenses for at least the next 12 months.

We are in the pre-clinical and clinical trial stages in the development of our products. Under an Investigational New Drug application filed with the FDA, we completed Phase I clinical studies on Oxycyte in December 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte. We are in the process of completing our report on the test results for submission to the FDA, together with written protocols for two Phase II clinical studies on Oxycyte. We estimate that pursuing the review process with the FDA and implementing the Phase II clinical study will take approximately one year and cost approximately $2 million. Even if we are successful with our Phase II study, we must then conduct Phase III clinical studies and, if they are successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other products, Fluorovent and the glucose biosensor, must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond the end of calendar year 2005 depends on obtaining outside financial resources, and there is no assurance we will succeed in obtaining the necessary resources.

Cash used in operating activities during the six months ended October 31, 2004 was $723,027, compared to $805,561 for the comparable period of the prior year. Operating activities consisted primarily of product research and development and the general operation of our corporate office. Cash used in operating activities is primarily dependent on the timing and extent of our research and development activities.

Cash used in investing activities during the six months ended October 31, 2004 was $81,142, compared to $26,312 for the comparable period of the prior year. Investing activities consisted primarily of the purchase of laboratory equipment and expenditures related to the Company’s patent rights. Synthetic Blood does not anticipate significant future capital expenditures in the near term.

Cash provided by financing activities during the three months ended October 31, 2004 was $612,000, compared to cash provided by financing activities of $1,126,226 for the comparable period of the prior year. Cash provided by financing activities consists primarily of the sale of our common stock to outside investors. As discussed earlier in this quarterly report, Synthetic Blood is attempting to raise additional funds that may take the form of equity or debt securities.

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

Long-Lived Assets - Our intangible assets consist of patents related to our various technologies. These assets are amortized on a straight-line method over their estimated useful life, which ranges from eight to ten years. We review these intangible assets for impairment on a quarterly basis in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At October 31, 2004, management believes no indications of impairment existed.

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

ITEM 6. EXHIBITS.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

December 15, 2004	By	/s/ Robert W. Nicora
Robert W. Nicora, Chief Executive Officer

December 15, 2004	By	/s/ David H. Johnson
David H. Johnson, Chief Financial Officer
(Chief Accounting Officer)