Form 10-Q
period 2005-01-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2005-03-17
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2005. 125,534,918 shares of common stock, par value $0.01.

FORM 10-Q

SYNTHETIC BLOOD INTERNATIONAL, INC.

INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheets as of January 31, 2005 (unaudited) and April 30, 2004	3

		Statements of Operations for the Three Months and Nine Months Ended January 31, 2005 and 2004, and During the Development Stage Through January 31, 2005 (unaudited)	4

		Statements of Cash Flows for the Nine Months Ended January 31, 2005 and 2004, and During the Development Stage Through January 31, 2005 (unaudited)	5

		Condensed Notes to Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14

	Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	14

	Signatures		14

Part I-Financial Information

ITEM 1. FINANCIAL STATEMENTS.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

	January 31, 2005	April 30, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,050,854	$302,310
Prepaid expenses	106,898	118,980

Total Current Assets	1,157,752	421,290
Property and Equipment, net	430,904	407,194
Patents, net	220,787	219,495

	$1,809,443	$1,047,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$319,381	$237,249
Accrued liabilities	42,133	56,449

Total Current Liabilities	361,514	293,698

Stockholders’ Equity:
Preferred Stock, undesignated, authorized 10,000,000 shares, none issued or outstanding	—	—
Common Stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 125,534,918 and 113,808,876 shares	1,255,349	1,138,089
Additional paid-in capital	23,242,199	20,708,959
Deferred compensation	(137,812)	(142,834)
Deficit accumulated during the development stage	(22,911,807)	(20,949,933)

Total Stockholders’ Equity	1,447,929	754,281

	$1,809,443	$1,047,979

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Deficit Accumulated During the Development Stage Through January 31, 2005	Three Months Ended January 31,		Nine Months Ended January 31,
		2005	2004	2005	2004
	(Unaudited)	(Unaudited)		(Unaudited)
Expenses:
Research and development	$9,026,998	$304,987	$501,488	$834,068	$1,000,198
General and administrative	14,328,939	588,308	314,035	1,135,210	742,336
Interest	182,643	—	—	—	—

Total Expense	23,538,580	893,295	815,523	1,969,278	1,742,534
Other Income	(626,773)	(4,799)	(2,192)	(7,401)	(16,867)

NET LOSS	$(22,911,807)	$(888,496)	$(813,331)	$(1,961,877)	$(1,725,667)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.007)	$(0.008)	$(0.017)	$(0.019)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		120,908,287	98,469,019	116,659,887	92,253,415

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Period From May 26, 1967 (inception) to January 31, 2005	Nine Months Ended January 31,
		2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(22,911,807)	(1,961,877)	$(1,725,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	957,483	81,282	106,411
Amortization of deferred compensation	100,025	100,025	—
Loss on disposal and write-down of property and equipment and other assets	150,409	—	—
Compensatory stock options/warrants issued	2,326,179	311,000	73,333
Issuance of stock below market value	695,248	—	—
Contribution of capital through services rendered by stockholders	216,851	—	—
Issuance of stock for services rendered	1,222,779	—	1,971
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(106,898)	12,082	(34,275)
Accounts payable and accrued liabilities	538,104	67,817	319,222

Net cash used in operating activities	(16,811,627)	(1,389,671)	(1,259,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,063,671)	(71,231)	(85,522)
Purchase of other assets	(643,570)	(35,054)	(13,599)

Net cash used in investing activities	(1,707,241)	(106,285)	(99,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of common stock options and warrants, net of related expenses	18,154,782	2,244,500	1,902,225
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from notes, debentures and lease obligations	1,276,065	—	—
Payments on notes and capital lease obligations	(717,300)	—	—

Net cash provided by financing activities	19,569,722	2,244,500	1,902,225

Net change in cash and cash equivalents	1,050,854	748,544	544,099
Cash and cash equivalents, beginning of period	—	302,310	178,442

Cash and cash equivalents, end of period	$1,050,854	$1,050,854	$722,541

Cash paid for: Interest	$143,129	$—	$—

Taxes	$16,000	$1,550	$1,340

Non-cash investing and financing activities during the nine months ended January 31, 2005:

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

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of January 31, 2005, and the results of its operations for the three months and nine months ended January 31, 2005 and 2004, and for the period from May 26, 1967 (inception) to January 31, 2005, and its cash flows for the nine months ended January 31, 2005 and 2004, and for the period from May 26, 1967 (inception) to January 31, 2005. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2004 filed with the Commission on August 13, 2004.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at January 31, 2005, has an accumulated deficit of $22,911,807, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future. Since the Company is in the pre-clinical and clinical trial stages of its products, these products must undergo considerable development and testing prior to submission to the FDA for approval to market the products. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing sufficient to fund the required additional development and testing and to meet its obligations on a timely basis. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

2.	STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted Statement of Financial Accounting Standards 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), that amends certain aspects of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 provides that compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of stock options granted. SFAS 123 and 148 require pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied for employee grants. They also require disclosure of option status on a more prominent and frequent basis. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

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

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested employee awards:

	Nine Months Ended January 31, 2005	Nine Months Ended January 31, 2004
Net loss, as reported	$(1,961,877)	$(1,725,667)
Add: stock-based employee compensation expenses	100,025	73,333
Deduct: fair value based employee compensation expenses	(217,972)	(181,065)

Pro forma net loss	$(2,079,824)	$(1,833,399)

Loss per share:
As reported	$(0.017)	$(0.019)

Pro forma	$(0.018)	$(0.020)

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. The new standard requires the expensing of all share-based compensation, including options, using the fair value-based method. The effective date of this standard for the Company will be August 1, 2005. Management is currently assessing the impact that this new standard will have on the Company’s financial statements.

3.	STOCKHOLDERS’ EQUITY

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

During December 2004, the Company received $1,800,000 and issued 9,000,000 shares of common stock to six investors at $0.20 per share. Each investor also received three-year warrants for the purchase of 9,000,000 shares of common stock at $0.275, callable by the Company at $.55 per share. The shares were issued in reliance on the exemption afforded by Regulation S adopted under the Securities Act of 1933. Synthetic Blood paid a total of $255,000 to a foreign financial consultant as compensation for his assistance with this placement.

Also in December 2004, the Company received $87,500 and issued 437,500 shares of common stock to seven investors at $.20 per share. Each investor also received three-year warrants for the purchase of 437,500 shares of common stock at $.275, callable by the Company at $.55 per share. The shares were issued in reliance on the exemption afforded by Regulation D adopted under the Securities Act of 1933. In addition, Synthetic Blood issued 21,875 shares of common stock as compensation for assistance with this placement. The fair value of the common stock issued of $4,813 has been determined using the market price of the stock on the issue date and has been offset against Additional Paid-In Capital as a reduction of the proceeds from the private placement.

In December 2004, the Company approved the issuance of two-year warrants to six investors to purchase 5,500,000 shares of common stock at a price of $.40 per share in consideration of the delayed registration of their stock. The estimated fair value of the warrants of $311,000 has been recorded as an expense in the accompanying statement of operations with a corresponding credit recorded to Additional Paid-in Capital.

In October 2004, the Company entered into a stock purchase agreement with a foreign investor for the purchase of 2,500,000 shares of common stock at $.185 per share, plus 6,000,000 shares of common stock at $.20 per share. The agreement expired on November 30, 2004; however, in consideration for this investor’s efforts in assisting the Company in raising additional capital, the agreement has been extended to February 2005. The Company has accounted for the substance of this transaction as a stock option, and therefore, the estimated fair value of the option of $922,000 has been offset against Additional Paid-In Capital as a reduction of the proceeds to be received from the private placement. During February 2005, the Company was notified of the investor’s intent to exercise this option.

4.	RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2005 and 2004, the Company paid $24,075 and $38,900, respectively, and during the nine months ended January 31, 2005 and 2004, the Company paid $77,235 and $126,000, respectively, to a specialty contract manufacturer of pharmaceutical products to manufacture Oxycyte, the Company’s perfluorocarbon-based blood substitute and therapuetic oxygen carrier, for upcoming clinical trials. An officer of the Company is a minority shareholder and director of this specialty manufacturer. At January 31, 2005, the Company has $16,050 in outstanding purchase orders with this specialty manufacturer.

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

A New York State University Medical Center clinical site has received local Institutional Review Board (IRB) approval to participate in the first Phase II trial with Oxycyte. In this first Phase II trial we are evaluating both efficacy and safety in the prevention of tissue hypoxia (the effects of reduced oxygen levels) in hip surgery patients who experience mild to moderate blood loss during surgery. While blood transfusions are typically not given during such procedures, blood loss may result in postoperative complications caused by tissue hypoxia. We are now actively screening and enrolling patients for this trial, and plan to enroll 60 patients in up to six U.S. clinical sites. One-half of these patients will be treated with Oxycyte and the others will serve as a control group. We expect to complete this study and report our findings later this year.

We are making plans to conduct two additional Phase II studies this year in which Oxycyte will be used in coronary bypass and/or heart valve replacement surgery patients, and in surgical patients who require blood transfusions. We are currently developing protocols for these trials with plans to initiate both this year. In addition to surgery and trauma, our future plans include testing Oxycyte in stroke, myocardial infarction, malignant tumors and decompression sickness.

We expect to commit a substantial portion of our financial and business resources over the next 3 years to testing Oxycyte and advancing this product to commercial distribution.

Fluorovent is an oxygen exchange fluid and surfactant for facilitating the treatment of lung conditions, which is currently under development. We have not filed any applications on this product with the FDA and do not expect we will do so for at least one year.

Our biosensor product uses an enzyme process for measuring the glucose level in the blood stream. It is a subcutaneous implant programmed to measure the glucose level and transmit the results to a wearable receiver. This product is also under development and we do not expect we will file any applications with the FDA for at least the next 2 years.

RESULTS OF OPERATIONS

Three months ended January 31, 2005 and 2004

Research and Development expenses for the three months ended January 31, 2005 were $304,987, compared to $501,488 for the same period in the prior year. During the quarter ended January 31, 2005, we continued to concentrate our research activities on our Oxycyte product in an effort to begin Phase II clinical trials during calendar 2005. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the three months ended January 31, 2005 were $588,308, compared to $314,035 for the same period in the prior year. Administrative fees increased $282,000 during the current quarter primarily resulting from an expense of $311,000 related to the granting of stock warrants in consideration for a delayed registration of stock. Additionally, a decrease in administrative wages and salaries of $38,000 in the current quarter has been offset by increases in insurance expense of $5,000 and office expenses of $18,000 over the previous year.

The net loss for the three months ended January 31, 2005 was $888,496, compared to a net loss of $813,331 for the same period in the prior year. Total expenses increased $77,772 during the three months ended January 31, 2005 over the comparable period in 2004, as discussed above. In addition, other income, consisting principally of interest income, increased $2,607, resulting from an increase in invested balances over the previous quarter.

Nine months ended January 31, 2005 and 2004

Research and Development expenses for the nine months ended January 31, 2005 were $834,068, compared to $1,000,198 for the same period in the prior year. During the nine months ended January 31, 2005, we continued to concentrate our research activities on our Oxycyte product in an effort to begin Phase II clinical trials during calendar 2005. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the nine months ended January 31, 2005 were $1,135,210, compared to $742,336 for the same period in the prior year. Consulting fees increased $52,000 from the previous year as a result of the retention of an investor relations firm in the current period. Administrative fees increased $348,000 during the current period primarily resulting from an expense of $311,000 related to the granting of stock warrants in consideration for a delayed registration of stock.

The net loss for the nine months ended January 31, 2005 was $1,961,877, compared to a net loss of $1,725,667 for the same period in the prior year. Total expenses increased $226,714 during the nine months ended January 31, 2005 over the comparable period in 2004, as discussed above. In addition, other income, consisting principally of interest income, decreased $9,466, resulting from a decline in average invested balances over the previous period.

LIQUIDITY AND CAPITAL RESOURCES

Synthetic Blood has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of January 31, 2005, we had $1,157,752 of total current assets and working capital of $796,238. Our practice is to invest excess cash in short-term money market investment instruments.

We have had and continue to have difficulty raising additional capital for research and development activities.

Nevertheless, during December 2004, Synthetic Blood received $1,800,000 and issued 9,000,000 shares of common stock to six investors at $.20 per share. Each investor also received warrants for the purchase of 9,000,000 shares of common stock at $.275, callable by the Company at $.55 per share. The shares were issued in reliance on the exemption afforded by Regulation S adopted under the Securities Act of 1933. Synthetic Blood paid a total of $255,000 to a foreign financial consultant as compensation for his assistance with this placement.

Also in December 2004, Synthetic Blood received $87,500 and issued 437,500 shares of common stock to seven investors at $.20 per share. Each investor also received warrants for the purchase of 437,500 shares of common stock at $.275, callable by the Company at $.55 per share. The shares were issued in reliance on the exemption afforded by Regulation D adopted under the Securities Act of 1933. Synthetic Blood issued a total of 21,875 shares of common stock as compensation for assistance with this placement.

Management believes that this new funding together with the Company’s cash and cash equivalents at January 31, 2005, will be sufficient to fund the Company’s clinical studies and general and administrative expenses for at least the next 5 months.

We are in the pre-clinical and clinical trial stages in the development of our products. Under an Investigational New Drug application filed with the FDA, we completed Phase I clinical studies on Oxycyte in December 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte. We are now enrolling patients for our first Phase II clinical trial and are in the planning stages for two additional trials we hope to conduct in 2005. We estimate the cost of pursuing our Phase II clinical trials in 2005 at $8,000,000. Even if we are successful with our Phase II studies, we must then conduct Phase III clinical studies and, if they are successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other products, Fluorovent and the glucose biosensor, must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond the end of calendar year 2005 depends on obtaining outside financial resources, and there is no assurance we will succeed in obtaining the necessary resources.

Cash used in operating activities during the nine months ended January 31, 2005 was $1,389,671, compared to $1,259,005 for the comparable period of the prior year. Operating activities consisted primarily of product research and development and the general operation of our corporate office. Cash used in operating activities is primarily dependent on the timing and extent of our research and development activities.

Cash used in investing activities during the nine months ended January 31, 2005 was $106,285, compared to $99,121 for the comparable period of the prior year. Investing activities consisted primarily of the purchase of laboratory equipment and expenditures related to the Company’s patent rights. Synthetic Blood does not anticipate significant future capital expenditures in the near term.

Cash provided by financing activities during the nine months ended January 31, 2005 was $2,244,500, compared to cash provided by financing activities of $1,902,225 for the comparable period of the prior year. Cash provided by financing activities consists primarily of the sale of our common stock to outside investors. As discussed earlier in this quarterly report, Synthetic Blood is attempting to raise additional funds that may take the form of equity or debt securities.

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

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. The new standard requires the expensing of all share-based compensation, including options, using the fair value-based method. The effective date of this standard for the Company will be August 1, 2005. Management is currently assessing the impact that this new standard will have on the Company’s financial statements.

Long-Lived Assets - Our intangible assets consist of patents related to our various technologies. These assets are amortized on a straight-line method over their estimated useful life, which ranges from eight to ten years. We review these intangible assets for impairment on a quarterly basis in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At January 31, 2005, management believes no indications of impairment existed.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

March 16, 2005	/s/ Robert W. Nicora
President and Chief Executive Officer

March 16, 2005	/s/ David H. Johnson
Chief Financial Officer
(Chief Accounting Officer)