Form 10-K
period 2005-04-30
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2005-08-15
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2005

Commission File No. 002-31909

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: July 31, 2005 128,159,918 shares of $.01 par value common stock.

The aggregate market value of the shares held by non-affiliates of the registrant (assuming officers, directors and 10% shareholders are affiliates) was approximately $27,136,136 based on the closing bid price of the Registrant’s Common Stock on July 31, 2005 of $0.22 per share.

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

PART I

ITEM 1 – BUSINESS

General

Synthetic Blood International, Inc. is engaged in the business of developing biotechnology products. We are currently focusing on developing Oxycyte™, a product we believe is a safe and effective alternative to transfused blood for use in surgical and similar medical situations. In addition, we also have under development Fluorovent™, an oxygen exchange fluid for facilitating the treatment of lung conditions, and a biosensor implant product that uses an enzyme process for measuring the glucose level in the blood stream.

We received approval of our Investigational New Drug application for Oxycyte filed with the U.S. Food and Drug Administration (FDA) and began Phase I clinical studies in October 2003, which were completed in December 2003. Phase II clinical studies began in the fourth quarter 2004. We expect to commit a substantial portion of our financial and business resources over the next three years to testing Oxycyte and advancing this product to the point it has regulatory approval for use in one or more medical applications.

Fluorovent and our biosensor implant are still in the animal testing stage and we have not filed any applications with the FDA for human testing of these products. Since we will likely devote less of our time and resources to advancing these products because of the priority placed on Oxycyte, we do not expect we will be in a position to file any applications for these products with the FDA in the near future.

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

Our product - Oxycyte

Our Oxycyte blood substitute product is a perfluorocarbon emulsified with water and a surfactant, which is provided to the patient intravenously. The physical properties of perfluorocarbon enable our product to gather oxygen from the lungs and transport the oxygen through the body releasing it along the way. Over a period of days Oxycyte gradually evaporates in the lungs from where it is exhaled. Oxycyte requires no cross matching, so it is immediately available and compatible with all blood types. Oxycyte has an extended shelf life compared to blood. Since Oxycyte is not based on any biological component, it is sterile and free of potential contamination from a donor. Further, since Oxycyte is based on readily available inert compounds, we believe it can be manufactured on a cost effective basis in amounts sufficient to meet demand.

After receiving clearance from the FDA, we conducted a Phase I clinical study on Oxycyte, which was completed in December 2003. We submitted a report on the results, which were in line with our expectations, to the FDA along with a Phase II protocol in 2004. The FDA approved the protocol, and the trial started in the fourth quarter of 2004. Phase II clinical trials are expected to continue through the end of 2006.

We use a proprietary process of perfluorocarbon production and emulsification to produce Oxycyte. We use a contract manufacturer to produce Oxycyte for our clinical testing. Our contract manufacturer is PrimaPharm, Inc. located in San Diego, California. Based on production testing and inspection, the FDA has determined that PrimaPharm satisfies its good manufacturing practices standards with respect to the production of Oxycyte. Based on the composition and manufacturing process for Oxycyte, management believes there are a number of other manufacturers capable of producing Oxycyte in accordance with FDA regulations and in sufficient quantities for current needs.

Should Oxycyte successfully progress through Phase II and III testing and it appears regulatory approval for one or more medical uses is likely, we will evaluate our options for exploiting the product. These options include licensing Oxycyte to a third party for manufacture and distribution, manufacturing Oxycyte ourselves for distribution through third party distributors, manufacturing and selling the product ourselves, or establishing some other form of strategic relationship for making and distributing Oxycyte with a participant in the pharmaceutical industry. We have not conducted any meaningful investigation or evaluation of any of these options.

If approved for one or more medical uses, Oxycyte will compete directly with established therapies for acute blood loss and replacement and may compete with other technologies currently under development. We cannot ensure that Oxycyte will have advantages, which will be significant enough to cause medical professionals to adopt it rather than continue to use established therapies or other new technologies or products. We also cannot ensure that the price of Oxycyte, in light of Oxycyte’s potential advantages, will be competitive with the price of established therapies or other new technologies or products.

Several companies have developed or are in the process of developing technologies that are, or in the future may be, the basis for products that will compete with Oxycyte. We are aware of five other products at various stages of development that are intended to achieve the same result as Oxycyte. Three of these products are based on hemoglobin derivates, two from outdated human blood and the third from bovine blood. One product is also based on perfluorocarbon and the other on nanobubble oxygen technology. None of these products is approved for use in the United States. The bovine-source hemoglobin-based oxygen-carrier has been approved for human use in South Africa and a Biologics License Application, or BLA, was submitted to the FDA for its use in the United States, which has not been approved and no clinical trials in the United States are currently underway. The human hemoglobin based products are in clinical trials, one in Phase II surgical trials and the other in Phase III testing for emergency and traumatic blood loss applications. Phase III clinical trials on the other perfluorocarbon product were halted in 2001 and have not resumed.

We believe that important competitive factors in the market for blood substitute products will include the relative speed with which competitors can develop their respective products, complete the clinical testing and regulatory approval process, and supply commercial quantities of their products to the market. In addition to these factors, competition is expected to be based on the effectiveness of blood substitute products and the scope of the intended uses for which they are approved, the scope and enforceability of patent or other proprietary rights, product price, product supply, and marketing and sales capability. We believe that our competitive position will be significantly influenced by the timing of the clinical testing and regulatory filings for Oxycyte, our ability to maintain and enforce our proprietary rights covering Oxycyte and its manufacturing process, and our ability to develop capabilities for manufacturing and distributing the product ourselves or with others, should we obtain regulatory approval.

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

The steps required before a biological product may be sold commercially in the United States include pre-clinical testing, the submission to the FDA of an Investigational New Drug application, clinical trials in humans to establish the safety and effectiveness of the product, the submission to the FDA of a Biologics License Application, or BLA, relating to the product and the manufacturing facilities to be used to produce the product for commercial sale, and FDA approval of a BLA. After a BLA is submitted there is an initial review by FDA to be sure that all of the required elements are included in the submission. There can be no assurance that the application will be accepted for filing or that the FDA may not issue a refusal to file, or RTF. If an RTF is issued, there is opportunity for dialogue between the sponsor and the FDA in an effort to resolve all concerns. There can be no assurance that such a dialogue will be successful in leading to the filing of the BLA. If the submission is filed, there can be no assurance that the full review will result in product approval.

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

Risks related to our business

We are currently a one product company, so our future depends on the success of that product.

We have limited financial resources, so at present we are using these resources solely on developing our Oxycyte blood substitute product. We have stopped development on Fluorovent, our oxygen carrying liquid, and our implantable glucose biosensor until additional financing is obtained. Consequently, we are focusing all our resources on advancing Oxycyte to the point it receives regulatory approval for one or more medical uses, and if this effort is unsuccessful we may not have resources to pursue development of our other products and our business would terminate. Furthermore, by delaying development of Fluorovent and our implantable glucose biosensor, these technologies may become obsolete by the time we have sufficient capital to resume development and testing of these products, so the funds expended on these products to date would be lost, as well as our opportunity to benefit if the products could be successfully developed.

We are required to conduct additional clinical trials in the future, which are expensive and time consuming, and the outcome of the trials is uncertain.

We completed Phase I clinical trials on Oxycyte in December 2003, and started Phase II clinical testing in the fourth quarter of 2004. If we are successful with our Phase II trials (of which there is no assurance) we will need to conduct further Phase III trials. All of these clinical trials and testing will be expensive and time-consuming and the timing of the FDA review process is uncertain. The FDA or we may in the future suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks. We cannot ensure that we will be able to complete our clinical trials successfully or obtain FDA approval of Oxycyte, or that FDA approval, if obtained, will not include limitations on the indicated uses for which Oxycyte may be marketed. Our business, financial condition and results of operations are critically dependent on receiving FDA approval of Oxycyte. A significant delay in our planned clinical trials or a failure to achieve FDA approval would have a material adverse effect on us and could result in the cessation of our business.

Our activities are and will continue to be subject to extensive government regulation, which is expensive and time consuming, and we won’t be able to sell our product without regulatory approval.

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

Synthetic Blood began research and development activities in 1990 and is a development stage company. We have been engaged for the past 13 years in the development and testing of Oxycyte, Fluorovent, and our glucose biosensor. No revenues have been generated to date from commercial sales of any of our products. Our revenues to date have consisted solely of interest earned on funds held until applied in the development of our products. At April 30, 2005 our accumulated deficit during the development stage is $23,622,731. We will require substantial amounts of outside financing to fund future testing and development of our products. We cannot ensure that our clinical testing will be successful, that regulatory approval of Oxycyte or any of our other products will be obtained, that Oxycyte or any of our other products can be manufactured at an acceptable cost and in appropriate quantities, or that we there will be a viable market for any of our products. The foregoing factors raise substantial doubt about our ability to continue as a going concern.

We will need to raise additional capital to continue our business.

We will need to raise substantial amounts of additional capital to complete the clinical testing of Oxycyte and, if approved for commercial use, establish commercial production of Oxycyte. In addition, we will require funding to pursue development of Fluorovent and our glucose biosensor, and to cover our ongoing administrative and corporate obligations. Our future capital requirements will depend on many factors, including the scope and results of our clinical trials, the timing and outcome of regulatory reviews, administrative and legal expenses, the status of competitive products, the establishment of manufacturing capacity, and the establishment of collaborative relationships. We cannot ensure that this additional funding will be available or, if it is available, that it can be obtained on terms and conditions we find acceptable. As a result of these circumstances our independent accountants have, and are likely in the future to, include an explanatory paragraph in their audit opinions based on uncertainty regarding our ability to continue as a going concern. An audit opinion of this type may interfere with our ability to issue our securities to the public or in private transactions. Any additional funding derived from the sale of equity securities may result in significant dilution to our existing stockholders.

Presently we are focusing on developing Oxycyte, which is subject to a high level of technological risk.

We completed Phase I clinical trials on Oxycyte in December 2003, and we expect we will devote a substantial portion of our financial and managerial resources to pursuing Phase II and Phase III clinical trials on this product over the next three years. As our other products are not as far along in the development and approval process as Oxycyte, our opportunity to generate product revenues within the next four to five years is most likely dependent on successful testing and commercialization of Oxycyte for surgical and similar acute blood replacement applications. The biomedical field has undergone rapid and significant technological changes. Technological developments may result in Oxycyte becoming obsolete or non-competitive before we are able to recover any portion of the research and development and other expenses we have incurred to develop and clinically test Oxycyte. Any such occurrence would have a material adverse effect on our operations and could result in the cessation of our business.

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

We have no experience in the sale or marketing of medical products. We have not decided upon a marketing strategy. We do not know of any third party that is prepared to distribute Oxycyte should it be approved. If we decide to establish our own marketing capability, we will need to recruit, train and retain a marketing staff and sales force with sufficient technical expertise. We do not know whether we can establish a marketing program at a cost that is acceptable in relation to revenue or whether we can be successful in marketing our product. Failure to successfully market Oxycyte or to do so on a cost effective basis would likely result in failure of our business.

We have a history of losses and our future profitability is uncertain.

During fiscal year ended April 30, 2005, we incurred a net loss of $2.7 million, and we incurred net losses of $2.2 million in fiscal year 2004 and $2.2 million in fiscal year 2003. We will not generate operating revenue unless and until one of our products is approved for commercial sale and sales activity begins. We will require substantial additional funds to complete clinical trials, pursue regulatory approval for our products, establish commercial scale manufacturing capabilities, and establish marketing, sales, and administrative capabilities. Expenditures for these purposes will result in substantial losses for at least the next several years. The expense and the time required to realize any product revenues or profitability are highly uncertain. We cannot ensure that we will be able to achieve product revenues or profitability on a sustained basis, or at all, and we may be unable to ever establish Synthetic Blood as a going concern.

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

The testing and marketing of medical products, even after FDA approval, have an inherent risk of product liability. We maintain limited product liability insurance coverage for our clinical trials in the total amount of $3 million. However, our profitability will be adversely affected by a successful product liability claim in excess of our insurance coverage. We cannot guarantee that product liability insurance will be available in the future or be available on reasonable terms.

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

In addition, the stock market in general, and the over-the-counter market and the biotechnology industry market in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of other public companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our company specific results. In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in substantial costs, potential liabilities, and the diversion of our management’s attention and resources.

There are a large number of shares that may be sold in the future in the public market, which may depress the market price of our common stock.

The authorized capital stock of the Company consists of an aggregate of 200 million shares of common stock, of which 128,159,918 shares are issued and outstanding and approximately 57.4 million shares are reserved for issuance upon conversion or exercise of issued and outstanding debentures, options, and warrants. Of the reserved shares, approximately 33.6 million are shares that are, or will be, registered for resale in the public market under the Securities Act of 1933 and are issuable on conversion or exercise of outstanding debentures and warrants. The substantial number of shares available now and that may become available in the future, for sale in the public market could cause the market price of our common stock to decline or have a depressive effect on the market price.

ITEM 2 – PROPERTIES

Synthetic Blood owns no real property and currently leases, on a month to month basis, its principal administrative and laboratory facilities at 3189 Airway Avenue, Building C, Costa Mesa, California 92626. The current rent is approximately $9,400 per month.

ITEM 3 - LEGAL PROCEEDINGS

Synthetic Blood is not presently involved in any legal proceedings and was not involved in any such proceedings during fiscal year 2005.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended April 30, 2005.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market price, number of shareholders, and dividend policy

Quotations for the common stock of Synthetic Blood are reported on the OTC Electronic Bulletin Board. The over-the-counter quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. For the past two fiscal years, the minimum bid and highest ask prices were:

	2005		2004
Quarter	Low	High	Low	High
1st	$0.28	$0.52	$0.14	$0.35
2nd	$0.23	$0.43	$0.20	$0.27
3rd	$0.20	$0.29	$0.28	$0.90
4th	$0.21	$0.41	$0.44	$0.66

At July 15, 2005 we had approximately 1,315 shareholders of record.

Since inception of Synthetic Blood, no dividends have been paid on the common stock. Synthetic Blood intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

	April 30, 2005	April 30, 2004	April 30, 2003	April 30, 2002	April 30, 2001
Statement of Operations Data:
Other Income	$11,814	$18,002	$48,558	$130,288	$331,019
Total expenses	$2,684,612	$2,267,205	$2,275,895	$3,618,101	$2,003,261
Net loss	$(2,672,798)	$(2,249,203)	$(2,227,337)	$(3,487,813)	$(1,672,242)
Weighted average number of shares	118,841,402	95,327,891	88,651,158	87,198,320	86,401,830
Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)	$(0.02)
Balance Sheet Data:
Cash	$588,763	$302,310	$178,442	$2,424,015	$4,250,898
Working capital	$352,505	$127,592	$236,869	$2,352,474	$4,020,203
Total assets	$1,262,345	$1,047,979	$914,905	$3,275,820	$4,842,296
Total liabilities	$313,944	$293,698	$14,533	$179,078	$344,068
Stockholders’ equity	$948,401	$754,281	$900,372	$3,096,742	$4,498,228

ITEM 7 - MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our actual results may differ materially from those anticipated in the forward-looking statements made below as a result of various factors including those set forth in the caption “Item 1 – Business” and in other sections of this report.

The following is management’s discussion and analysis of financial condition and results of operations of Synthetic Blood for the fiscal years ended April 30, 2005, 2004, and 2003. This discussion and analysis should be read in conjunction with the section entitled “Item 6 - Selected Financial Data” and the financial statements and notes thereto included elsewhere herein.

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

We received approval of the Investigational New Drug application we filed with the FDA on Oxycyte and began Phase I clinical tests in October 2003. We completed the clinical tests in December 2003. The results of the Phase I tests were in line with our safety and efficacy expectations for the performance of Oxycyte. We started Phase II testing in 2004.

Five clinical sites have received local Institutional Review Board (IRB) approval to participate in the first Phase II trial with Oxycyte. In this first Phase II trial we are evaluating both efficacy and safety in the prevention of tissue hypoxia (the effects of reduced oxygen levels) in hip surgery patients who experience mild to moderate blood loss during surgery. While blood transfusions are typically not given during such procedures, blood loss may result in postoperative complications caused by tissue hypoxia. We are now actively screening and enrolling patients for this trial, and plan to enroll 60 patients. One-half of these patients will be treated with Oxycyte and the others will serve as a control group. We expect to complete this study and report our findings by the beginning of 2006.

We are making plans to conduct two additional Phase II studies in which Oxycyte will be used in coronary bypass and/or heart valve replacement surgery patients, and in surgical patients who require blood transfusions. We are currently developing protocols for these trials with plans to initiate both before the end of 2006. In addition to surgery and trauma, our future plans include testing Oxycyte in stroke, myocardial infarction, malignant tumors and decompression sickness. We expect Phase II studies will continue over at least the next two years, after which Phase III studies may be able to commence depending on results of Phase II trials, the development of acceptable protocols for Phase III trials, and the availability of financial and other resources to purse the Phase II trials.

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

Results of operations

Fiscal year 2005 compared to fiscal year 2004

For the fiscal year ended April 30, 2005, Other Income decreased to $11,814 from $18,002 in the fiscal year ended April 30, 2004. Other Income consists principally of interest income. This decrease is attributed to a reduction of the cash available for investment.

General and Administrative expenses of $1,407,487 for fiscal year 2005 increased $406,705 or 41 percent over fiscal year 2004 expenses of $1,000,782. General office and operating expenses have remained relatively constant from fiscal 2004 to 2005. Consulting fees increased $80,000 from the previous year as a result of the retention of an investor relations firm in the current period. Administrative fees increased $320,000 during the current period primarily resulting from an expense of $311,000 related to the granting of stock warrants in consideration for a delayed registration of stock.

Research and Development expenses increased from $1,266,423 for the fiscal year ended April 30, 2004, to $1,277,125 for the fiscal year ended April 30, 2005. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our three developmental products. We have increased expenditures relating to Oxycyte™ as the product entered Phase I and Phase II clinical trials while decreasing expenditures on our two other products, whose development is current on hold. We intend to continue Phase II clinical trials in fiscal year 2005 and into 2006 and perhaps begin Phase III trials by beginning of 2007, if we obtain regulatory approval, so it should be expected that our expenditures on Oxycyte™ will continue to increase.

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

General and Administrative expenses of $1,000,782 for fiscal year 2004 increased $160,430 or 19 percent over fiscal year 2003 expenses of $840,352. This increase was the result of amortization of $98,916 of deferred compensation resulting from the value of common stock options granted to employees and a bonus of $40,000 paid to Synthetic Blood’s President offset by a reduction in travel expenses. General office and operating expenses have remained relatively constant from fiscal 2003 to 2004.

Research and Development expenses decreased 12 percent from $1,433,040 for the fiscal year ended April 30, 2003, to $1,266,423 for the fiscal year ended April 30, 2004. The decrease is attributed to significant expenditures in 2003 related to animal studies for our Oxycyte™ product in 2003. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our three developmental products. We have increased expenditures relating to Oxycyte™ as the product entered Phase I clinical trials while decreasing expenditures on our two other products, whose development is current on hold. We intend to continue Phase II clinical trials in fiscal year 2006, so it should be expected that our expenditures on Oxycyte™ will continue to increase over the next fiscal year.

Interest expense decreased from $2,503 for fiscal year ended April 30, 2003 to zero for fiscal year ended April 30, 2004. This decrease resulted from the payment of all our short-term notes payable during fiscal 2003.

Quarterly results of operations

The following table presents Synthetic Blood’s operating results for each of the eight fiscal quarters in the two-year period ended April 30, 2005. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Form 10-K.

Statements of operations data:

	Three Months Ended
	April 30, 2005	January 31, 2005	October 31, 2004	July 31, 2004	April 30, 2004	January 31, 2004	October 31, 2003	July 31, 2003
Research and development expenses	$443,058	$304,987	$309,614	$219,466	$266,225	$501,488	$265,630	$233,080
General and administrative expenses	272,279	588,308	291,286	255,614	258,447	314,035	202,003	226,297

Total expenses	715,337	893,295	600,900	475,080	524,672	815,523	467,633	459,377

Other (Income) Expense	(4,413)	(4,799)	(944)	(1,658)	(1,136)	(2,192)	(7,207)	(7,467)

Net loss	$(710,924)	$(888,496)	$(599,956)	$(473,422)	$(523,536)	$(813,331)	$(460,426)	$(451,910)

Net loss per share, basic and diluted	$(0.006)	$(0.007)	$(0.005)	$(0.004)	$(0.005)	$(0.008)	$(0.005)	$(0.005)

Weighted average shares outstanding, basic and diluted	125,606,547	120,908,287	115,262,499	113,808,876	104,756,283	98,469,019	89,504,961	88,786,265

Liquidity, capital resources and plan of operation

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of April 30, 2005, we had $666,449 in total current assets and working capital of $352,505, compared to $421,290 in total current assets and working capital of $127,592 as of April 30, 2004.

During the year ended April 30, 2005, net cash provided by financing activities was $2,385,333, primarily from the sale of our common stock. Net cash of $1,991,956 was used to fund operating activities and $106,924 was used for investing activities, primarily for the purchase of additional laboratory equipment and additional patent expenditures. Consequently, our cash and cash equivalents increased from $302,310 at April 30, 2004 to $588,763 at April 30, 2005. We do not have any lines of credit or other borrowing arrangements with lenders.

We have had difficulty raising additional capital for research and development activities. On July 13, 2005, the Company closed on a financing transaction with three private investors. In the transaction, the Company issued to the investors unsecured convertible debentures in the principal amount of approximately $1.85 million payable over a term of three years beginning 120 days following the closing of the financing discounted on the date of issue at 10 percent per annum. Proceeds to the Company after the original issue discount, commissions, and the investors’ professional fees is approximately $1,145,500.

The principal amount of the debentures is convertible to common stock at any time at the election of the holder at a rate of one common share for each $0.22 of principal. The Company may, at its option and subject to certain conditions, make monthly payments on the debentures in common stock priced at the lower of $0.22 or 80 percent of the volume weighted average price for the common stock over the five trading days prior to the payment date. The Company also issued to the investors warrants to purchase up to 8,409,083 of shares of common stock exercisable during a term of three years at an exercise price of $0.242 per share. The shares of common stock underlying the securities sold in this financing transaction will be registered for resale on a registration statement to be filed by the Company within 45 days following closing.

We are in the pre-clinical and clinical trial stages in the development of our products. Under an Investigational New Drug application filed with the FDA, we completed Phase I clinical studies on Oxycyte in December 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte. We submitted a report to the FDA along with a Phase II protocol, received FDA approval, and started Phase II testing in the fourth quarter of 2004, which is expected to continue through 2006. Even if we are successful with our Phase II study, we must then conduct a Phase III clinical study and, if that is successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other products, Fluorovent and the glucose biosensor, must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond 2005 depends on obtaining outside financial resources. There is no assurance that needed financing will occur or that we will succeed in obtaining the necessary resources.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Stock-Based Compensation –

We account for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, we account for stock-based nonemployee compensation under the fair-value method required by Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”) and Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123 and SFAS 148 require pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants and require disclosure of option status on a more prominent and frequent basis. We account for stock options and warrants issued to non-employees based on the fair value method, but have not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

The fair value of each option and warrant grant was estimated at the grant date using the Black-Scholes option-pricing model. The Black–Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected term. Because our stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.

Long-Lived Assets –

Our intangible assets consist of patents related to our various technologies. These assets are amortized on a straight-line method over their estimated useful life, which ranges from eight to ten years. We review these intangible assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At April 30, 2005, management believes no indications of impairment existed.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable, as management believes that the Company does not have instruments that are sensitive to market risk.

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

In connection with its audits for the 2002 and 2003 fiscal years and through September 22, 2003, there were no reportable events (as defined in Regulations S-K Item 304(a)(1)(v)).

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

ITEM 9A – CONTROLS AND PROCEDURES

With the participation of management, Synthetic Blood’s chief executive officer and chief financial officer evaluated its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Synthetic Blood’s filing of its annual report on Form 10-K for the year ended April 30, 2005.

Subsequent to April 30, 2005, through the date of this filing on Form 10-K for the year ended April 30, 2005, there have been no significant changes in Synthetic Blood’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will be effective for the Company’s year ending April 30, 2007. In order to comply with the Act, the Company will undertake a comprehensive effort, which includes documentation and testing of the design and operation of its internal control using the guidelines established by Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of these activities, the Company may identify certain internal control matters that management believes should be improved. These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although management does not believe that any of these matters will result in material weaknesses being identified in the Company’s internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

ITEM 9B – OTHER INFORMATION

There is no information to report under this item for the quarter ended April 30, 2005.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and executive officers

Our officers and directors manage our business. The following persons are the officers and directors of Synthetic Blood:

Name	Age	Position
Howard Jones	67	Chairman of the Board

Roger A. Ekbom	78	Director

Jonathan J. Spees	51	Director

Robert W. Nicora	65	President and Chief Executive Officer Director

David Johnson	58	Chief Financial Officer

Richard Kiral, PhD	63	Vice President, Research and Development

Our directors serve for a term beginning with election and ending with resignation, removal by the stockholders, or election of a successor by the stockholders. Executive officers serve by appointment at the discretion of the board of directors. The following are brief biographies of each of our directors and officers.

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

Jonathan J. Spees became a Director of Synthetic Blood in July 2004. He is a founder, and has served since August 2002, as Senior Executive Vice President, Corporate Finance and Development for Merit Health Systems LLC headquartered in Louisville, Kentucky. Merit Health Systems is a hospital management company that acquires and operates stand-alone, full-service, urban and suburban community hospitals. As Chief Development Officer, Mr. Spees is based in Santa Monica, California, and applies his experience in healthcare finance, including mergers and acquisitions and financial reporting by health care organizations, to the acquisition, finance and management activities of Merit Health Systems. Before 2002, Mr. Spees was Managing Director for Duff & Phelps, LLC; Principal with Shamrock Investments, a boutique private investment firm specializing in the healthcare industry; and Associate Director of Development for American Medical International, Inc., a $4 billion hospital management company. Mr. Spees is a Certified Public Accountant with public accounting experience as a manager and healthcare industry specialist with Deloitte, Haskins + Sells.

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

Compensation of directors

Synthetic Blood currently has three outside members of the Board of Directors. Each outside board member received compensation of $12,000 for fiscal year 2005 and options to purchase 10,000 shares of common stock exercisable over a term of ten years at an exercise price of $0.15 per share.

Board meetings and committees; Code of Ethics

In the fiscal year ended April 30, 2005, the Board of Directors of Synthetic Blood met three times and these meetings were attended by all of the directors. From time to time the directors also acted through written consents of the board.

The Audit Committee is the only standing committee of the board of directors. Mr. Spees is the sole member of the Audit Committee. The Audit Committee is responsible for financial reporting matters, internal controls, and compliance with Synthetic Blood’s financial policies, and meets with its auditors when appropriate. The Audit Committee met 4 times in fiscal year 2005, and all director members of the committee attended the meetings. The Board has determined that Mr. Spees is an “audit committee financial expert” within the meaning of Item 401(h)(2) of Regulation S-K, and that he is “independent” under the definition set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Due to the fact Synthetic Blood is in the development stage with no operating revenue and activities limited to research and development, the board of directors determined that it is not necessary or practical for Synthetic Blood to establish a Compensation Committee, or adopt a charter for a compensation committee.

Synthetic Blood has adopted a Code of Ethics applicable to its chief executive officer and chief financial officer, a copy of which will be provided to any person, free of charge, upon request. A request for a copy of the Code of Ethics should be in writing and sent to Synthetic Blood International, Inc., Attn: Joan Mahan, 3189 Airway Avenue, Building C, Costa Mesa, California 92626.

Section 16(a) filings

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors and persons who own more than ten percent of a class of its equity securities registered under Section 12 to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission. Synthetic Blood does not have a class of equity securities registered under Section `12 of the Securities Exchange Act of 1934, so its officers, directors, and ten percent stockholders are not required to, and do not, file such reports.

ITEM 11 - EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned for services rendered in all capacities to Synthetic Blood for the fiscal years ended April 30, 2005, 2004 and 2003, by the Company’s Chief Executive Officer and the other most highly compensated executive officers of Synthetic Blood (“Named Executive Officers”). This information includes the dollar amount of base salaries, bonus awards, stock options and all other compensation, if any, whether paid or deferred.

Summary compensation table

		Annual Compensation		Long-term Compensation	All Other Compensation ($)(1)
Name and Position	Year	Salary($)	Bonus($)	Securities Underlying Options/SARs(#)
Robert Nicora President	2005 2004 2003	189,000 186,750 171,250	— 40,000 —	150,000 150,000 150,000	32,197 34,571 31,037
Richard Kiral Vice President of Product Development	2005 2004 2003	167,000 166,768 150,500	15,000 — —	75,000 75,000 75,000	26,394 22,005 20,150

(1)	Mr. Nicora and Mr. Kiral received a $6,600 car allowance plus medical premiums and retirement contributions paid for by Synthetic Blood.

Option grants

Synthetic Blood adopted a stock option plan in October 1999, which was ratified by a vote of the shareholders during fiscal year ended April 30, 2001. The 1999 plan provides for the granting of incentive and non-qualified options to officers, directors, consultants and key employees to purchase up to 4,000,000 shares of Synthetic Blood’s common stock at prices not less than the fair market value of the stock at the date of grant for incentive options. The option expiration dates are determined at the date of grant, but may not exceed ten years. The total number of options issued under the Plan at April 30, 2005 were 2,645,000 with a weighted average exercise price of $0.24.

In addition, Synthetic Blood has issued options outside the Plan. At April 30, 2005 the total non-qualified options outstanding were 3,520,000 with a weighted average exercise price of $0.14.

The following table summarizes certain information as of April 30, 2005 concerning the stock options granted to the Named Executive Officers during the fiscal year ended April 30, 2005. No stock appreciation rights, restricted stock awards or long-term performance awards have been granted as of the date hereof and no options have been exercised.

Option Grants in Last Fiscal Year

	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation of Option Terms (1)
					5%	10%
Robert Nicora President	150,000	50.8%	$0.28	August 2014	$26,414	$66,937
Richard Kiral Vice President	75,000	25.4%	$0.24	February 2015	$11,320	$28,687

(1)	Each option listed in the table vests over a three-year period and is exercisable over a ten-year period. The potential realizable value is calculated based on the ten-year term of the option at the time of grant. It is calculated based on assumed annualized rates of stock price appreciation from the exercise price at the date of grant of 5 percent and 10 percent (compounded annually) over the full term of the grant with appreciation determined as of the expiration date. The 5 percent and 10 percent assumed rates of appreciation are mandated by the Securities and Exchange Commission and do not represent Synthetic Blood’s estimate or projection of future common stock prices. Actual gains, if any, on stock options exercised are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not be achieved.

Aggregate Options Exercised in Last Fiscal Year and Year End Option Values

	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options At Fiscal Year End	Value of Unexercised In-the-Money Options at Fiscal Year End
			Exercisable/ Unexercisable	Exercisable/ Unexercisable (1)
Robert Nicora President	None	None	1,050,000/300,000	$88,250/$11,500
Richard Kiral Vice President	None	None	600,000/ 125,000	$56,750/ $9,500

(1)	Based on the closing sale price on the OTC Bulletin Board on the last day of the 2005 fiscal year of $0.28 less the option exercise price payable per share.

Employment contracts

During March 2002, the Board of Directors approved a three-year employment contract with Robert W. Nicora, as President and Chief Executive Officer. Mr. Nicora’s current base annual salary is $189,000 for the year ending July 2005 with minimum future annual increases of 5 percent and includes an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $500,000 life insurance payable by the corporation and payable to a beneficiary named by the insured, and the grant of 150,000 options annually. At the end of the contract, Mr. Nicora’s contract will renew automatically annually unless terminated by either party. Mr. Nicora’s employment agreement provides that he may, at his election, receive a severance payment equal to 299 percent of his average annual salary and bonuses received during the prior two-year period in the event of a change in control as defined.

On February 1, 2000 the Board of Directors approved a two-year employment contract with Richard Kiral, as Vice President of Product Development. Mr. Kiral’s current base annual salary is $167,000 for the year ending January 2006 and includes an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $200,000 life insurance payable by the corporation and payable to a beneficiary named by the insured, and the grant of an option for 75,000 shares annually. The contract will renew automatically annually unless terminated by either party. Mr. Kiral’s employment agreement provides that he is to receive a minimum severance payment equal to 9 months of his annual salary period in the event of a change in control as defined.

Compensation committee interlocks and insider participation in compensation decisions

Synthetic Blood does not presently have a compensation committee of the Board of Directors, or other committees performing equivalent functions, and did not at any time during the last four years. The Board of Directors presently performs these functions and participated in deliberations concerning executive officer compensation during the last fiscal year. None of Synthetic Blood’s executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of Synthetic Blood’s Board of Directors or Compensation Committee.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 31, 2005, the number and percentage of the outstanding shares of common stock and warrants and options that, according to the information supplied to Synthetic Blood, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of Synthetic Blood, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Common Shares	Percent of Class (1)
Principal stockholders

Ivan Bergamin (2) Rotkreuz, Switzerland	10,000,000	7.80%

Andreas Camenzind (3) Ebmatingen, Switzerland	11,000,000	8.58%

Dusol Real Estate, Inc. (4) Obarrio, Panama	6,506,112	5.08%

PS Capital AG (5) Freienbach, Switzerland	8,006,111	6.25%

Officers and directors

Howard Jones (6) 20454 Rancho Villa Rd. Ramona, CA 92064	588,332	0.46%

Roger A. Ekbom (6) 11850 N. Riveria Tustin, CA 92762	1,938,849	1.51%

Jonathan Spees 1808 Marine St. Santa Monica, CA 90405	186,666	0.15%

Robert W. Nicora (6) 2535 Valencia Ave. Santa Ana, CA 92706	1,300,000	1.01%

David Johnson (6) 20470 Via Marwah Yorba Linda, CA 92886	200,000	0.16%

Richard Kiral (6) 25505 Nottingham Ct. Laguna Hills, CA 92653	600,000	0.47%

All officers and directors as a group (6 persons)	4,813,847	3.76%

(1)	These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his options, and percentage ownership of all officers and directors as a group assuming all purchase rights held by such individuals are exercised.
(2)	The figure for Mr. Bergamin includes warrants to purchase 5,000,000 common shares at a price of $0.275 per share that expire December 31, 2007.
(3)	The figure for Mr. Camenzind includes warrants to purchase 8,500,000 common shares at a price of $0.20 per share, of which 2,000,000 expire December 3, 2005 and 6,000,000 expire September 30, 2007, and warrants to purchase 500,000 shares at a price of $0.40 per share that expire December 3, 2006.
(4)	The figure for Dusol Real Estate, Inc., consists of 3,506,112 common shares, warrants to purchase 1,000,000 shares at an exercise price of $0.20 per share that expire September 4, 2005, and warrants to purchase 2,000,000 shares at a price of $0.40 per share that expire December 3, 2006. Javier Espino of Panama City, Republic of Panama, exercises investment control over the equity investments of Dusol Real Estate.
(5)	The figure for PS Capital AG includes 2,500,000 warrants to purchase common stock at an exercise price of $0.275 per share that expire December 31, 2007. Roland Schaub of Zurich, Switzerland, exercises investment control over the equity investments of PS Capital.
(6)	These figures include vested options: for Mr. Jones options to purchase 588,332 shares of common stock; for Mr. Ekbom options to purchase 555,000 shares of common stock; for Mr. Nicora options to purchase 1,050,000 shares of common stock; for Mr. Johnson options to purchase 200,000 shares of common stock; for Mr. Kiral options to purchase 600,000 shares of common stock, and, for Mr. Spees options to purchase 186,666 shares of common stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended April 30, 2005, we paid $125,400 to PrimaPharm for the manufacture of Oxycyte used in clinical trials and testing. Richard Kiral, an officer of Synthetic Blood, is a director and minority stockholder of PrimaPharm.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND EXPENSES

The aggregate fees billed for professional services by Haskell & White LLP and Grant Thornton LLP in 2005 and 2004 were as follows:

	2005		2004
	Haskell & White LLP	Grant Thornton LLP	Haskell & White LLP	Grant Thornton LLP
Audit Fees	$58,345	$35,000	$41,640	$34,676
Audit Related Fees	—	—	—	—
Tax Fees(1)	$8,430	—	$3,500	—

Total	$66,775	$35,000	$45,140	$34,676

(1)	Tax return and related service

It is our Board of Directors’ policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our independent auditors. We believe that all audit engagement fees and terms and permitted non-audit services provided by our independent auditors as described in the above table were approved in advance by our Board of Directors.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

(a)	Reports of Independent Registered Public Accounting Firms.

(b)	Balance Sheets as of April 30, 2005 and 2004.

(c)	Statements of Operations for each of the three years in the period ended April 30, 2005 and for the period May 26, 1967 (Date of Inception) to April 30, 2005.

(d)	Statements of Stockholders’ Equity for each of the three years in the period ended April 30, 2005 and for the period May 26, 1967 (Date of Inception) to April 30, 2005.

(e)	Statements of Cash Flows for each of the three years in the period ended April 30, 2005 and for the period May 26, 1967 (Date of Inception) to April 30, 2005.

(f)	Notes to the Financial Statements.

INDEX TO EXHIBITS

Exhibit No.	Exhibits Required by Item 601 of Regulation S-K
3.1	Certificate of Incorporation, including all amendments (1)

3.2	Amended and Restated Bylaws (1)

10.1	Agreement with Leland C. Clark, Jr., Ph.D. dated November 20, 1992 with amendments, Assignment of Intellectual Property/ Employment (1)

10.2	Agreement between the Registrant and Keith R. Watson, Ph.D. Assignment of Invention (1)

10.3	Children’s Hospital Research Foundation License Agreement dated February 28, 2001 (1)

10.4	1999 Employee Stock Plan (1)

10.5	Form of Option issued to Executive Officers and Directors (1)

10.6	Form of Option issued to Employees (1)

10.7	Stock Option Agreement issued to Andreas Camenzind, December 3, 2001 (1)

10.8	Form of Option (Warrant) Issued to Foreign Consultants – June 2003 (1)(2)

10.9	Form of Warrant issued to Service Providers (1)(3)

10.10	Form of Offshore Restricted Securities Subscription Agreement – Fiscal Year 2004 (1)

10.11	Employment Agreement with Robert W. Nicora (1)

10.12	Employment Agreement with Richard Kiral (1)

10.13	Form of Offshore Securities Purchase Agreement – May 2004 (4)

10.14	Form of Series A Warrant issued in May 2004 (4)

10.15	Form of Series B Warrant issued in May 2004 (4)

10.16	Form of Series C Warrant issued in May 2004 (4)

10.17	Registration Rights Agreement dated May 13, 2004 (4)

10.18	Form of Warrant Issued to Overseas Investors – February 2005 (5)

10.19	Securities Purchase Agreement dated July 8, 2005, including all exhibits except for Exhibit D – Form of Legal Opinion, and excluding the Disclosure Schedules of Synthetic Blood (6)

16.1	Letter from Grant Thornton LLP to the SEC dated September 25, 2003 (7)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These documents were filed as exhibits to the annual report on Form 10-K filed by Synthetic Blood with the Securities and Exchange Commission on August 13, 2004, and are incorporated herein by this reference.
(2)	In September 2004, Synthetic Blood issued this instrument for the purchase of common stock at an exercise price of $0.20 per share that expires September 4, 2005 to the following persons in the amounts shown:

Markus Beck	500,000 shares
Victor Dario	1,000,000 shares
Dusol Real Estate	1,000,000 shares
Aurelio Landolt	500,000 shares
Werner Rhaese	1,000,000 shares

(3)	This is the form of warrant to purchase common stock issued to certain service providers as follows:

Name	No. of shares	Exercise Price	Expiration
James Reavis	80,000	$0.15	10/13/09
	2,500	$0.01	12/01/08

Robert J. Skalnik	17,476	$0.01	12/29/05
	5,769	$0.01	01/12/06
	6,250	$0.01	06/06/06
	7,143	$0.01	09/06/06
	2,500	$0.01	12/02/08

Jonathan Spees	20,000	$0.20	09/17/05

(4)	These documents were filed as exhibits to the current report on Form 8-K filed by Synthetic Blood with the Securities and Exchange Commission on May 26, 2004, and are incorporated herein by this reference.
(5)	In February 2005, Synthetic Blood issued this instrument for the purchase of common stock at an exercise price of $0.40 per share that expires December 3, 2006 to the following persons in the amounts shown:

Markus Beck	1,000,000 shares
Andreas Camenzind	500,000 shares
Victor Dario	500,000 shares
Dusol Real Estate	2,000,000 shares
Aurelio Landolt	1,000,000 shares
Meier Simon	500,000 shares

This document was filed as an exhibit to the current report on Form 8-K filed by Synthetic Blood with the Securities and Exchange Commission on February 24, 2005, and is incorporated herein by this reference.

(6)	These documents were filed as exhibits to the current report on Form 8-K filed by Synthetic Blood with the Securities and Exchange Commission on July 14, 2005, and are incorporated herein by this reference.
(7)	This document was filed as an exhibit to the current report on Form 8-K filed by Synthetic Blood with the Securities and Exchange Commission on September 26, 2003, and is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SYNTHETIC BLOOD INTERNATIONAL, INC.

August 15, 2005	By	/s/ Robert W. Nicora
Robert W. Nicora, Chief Executive Officer (Principal Executive Officer)

August 15, 2005	By	/s/ David H. Johnson
David H. Johnson, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Howard Jones Howard Jones, Director	Date: August 15, 2005

/s/ Roger A. Ekbom Roger A. Ekbom, Director	Date: August 15, 2005

/s/ Jonathan Spees Jonathan Spees, Director	Date: August 15, 2005

/s/ Robert W. Nicora Robert W. Nicora, Director	Date: August 15, 2005

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act

By Registrants Which Have Not registered Securities Pursuant to Section 12 of the Act

No annual report to stockholders or proxy materials were disseminated to the stockholders of Synthetic Blood during the fiscal year ended April 30, 2005.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Synthetic Blood International, Inc.

We have audited the accompanying balance sheets of Synthetic Blood International, Inc. (a development stage company) (the “Company”) as of April 30, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for the two year period ended April 30, 2005 and for the period from inception, May 26, 1967, through April 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s statements of operations, stockholders’ equity and cash flows for the period ended April 30, 2003 and for the period from inception, May 26, 1967, through April 30, 2003, were audited by other auditors whose report, dated June 30, 2003, included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the period from inception, May 26, 1967, through April 30, 2003, reflect cumulative net losses of $18,700,730. The other auditors’ report has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts for such prior periods, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the report of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetic Blood International, Inc. as of April 30, 2005 and 2004, and the results of its operations and its cash flows for the two year period ended April 30, 2005 and for the period from inception, May 26, 1967, through April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise presently generating no revenues and the Company has a deficit accumulated during the development stage of $23,622,731. Further, the Company used cash in operations of $1,991,956 during the year ended April 30, 2005, and has limited working capital available as of April 30, 2005. The Company will require substantial additional financing to fund operations and development until the necessary regulatory approvals are obtained, if ever. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HASKELL & WHITE LLP

Irvine, California

June 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Synthetic Blood International, Inc.

We have audited the accompanying statements of operations, stockholders’ equity and cash flows of Synthetic Blood International, Inc. (a Company in the development stage) for the year ended April 30, 2003 and for the period from inception (May 26, 1967) to April 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Synthetic Blood International, Inc.’s operations and its cash flows for the year ended April 30, 2003 and for the period from inception (May 26, 1967) to April 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing certain medical products. The Company has an accumulated deficit during the development stage of $18,700,730 as of April 30, 2003, and has used cash in operations of $2,093,762 during the year ended April 30, 2003. The Company will require substantial additional financing to fund operations until the necessary regulatory approvals are obtained, if ever. These factors, among others as described in Note A, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GRANT THORNTON LLP

Irvine, California

June 30, 2003

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

April 30,

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$588,763	$302,310
Prepaid expenses and other current assets	77,686	118,980

Total current assets	666,449	421,290

PROPERTY AND EQUIPMENT
Laboratory equipment	730,811	661,101
Furniture and fixtures	31,696	31,731
Leasehold improvements	4,810	4,810

	767,317	697,642
Less accumulated depreciation	(383,039)	(290,448)

Property and equipment, net	384,278	407,194

PATENTS, net	211,618	219,495

	$1,262,345	$1,047,979

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

BALANCE SHEETS - CONTINUED

April 30,

	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$269,975	$237,249
Accrued expenses	43,969	56,449

Total current liabilities	313,944	293,698

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, undesignated; authorized 10,000,000 shares; none issued or outstanding at April 30, 2005 and 2004, respectively	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; 125,659,918 and 113,808,876 shares issued and outstanding at April 30, 2005 and 2004, respectively	1,256,599	1,138,089
Additional paid-in capital	23,283,449	20,708,959
Deposits on common stock	140,833	—
Deferred compensation	(109,749)	(142,834)
Deficit accumulated during the development stage	(23,622,731)	(20,949,933)

Total stockholders’ equity	948,401	754,281

	$1,262,345	$1,047,979

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

For the Three Years Ended April 30, 2005 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2005

	Period from May 26, 1967 (inception) to April 30, 2005	2005	2004	2003
EXPENSES
Research and development	$9,460,256	$1,277,125	$1,266,423	$1,433,040
General and administrative	14,611,018	1,407,487	1,000,782	840,352
Interest	182,643	—	—	2,503

Total expenses	24,253,917	2,684,612	2,267,205	2,275,895

OTHER INCOME (primarily interest)	(631,186)	(11,814)	(18,002)	(48,558)

NET LOSS	$(23,622,731)	$(2,672,798)	$(2,249,203)	$(2,227,337)

NET LOSS PER SHARE - Basic and diluted		$(0.02)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted		118,841,402	95,327,891	88,651,158

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Years Ended April 30, 2005 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2005

	Common Stock		Additional paid-in capital	Deposits on common stock	Deferred compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
BALANCES, May 26, 1967	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	66,334,741	663,347	12,367,141	—	—	—	13,030,488
Issuance of common stock upon conversion of debentures	1,401,399	14,014	818,234	—	—	—	832,248
Issuance of common stock to employees and compensatory options	218,800	2,188	1,706,095	—	—	—	1,708,283
Issuance of common stock for services rendered	1,098,994	10,990	255,895	—	—	—	266,885
Issuance of common stock to officers to retire shareholder loans	1,044,450	10,444	177,556	—	—	—	188,000
Common stock issued in conjunction with funding agreements and services rendered	5,376,365	53,764	883,160	—	—	—	936,924
Common stock issued upon conversion of notes payable	4,766,820	47,668	637,607	—	—	—	685,275
Issuance of warrants and options	—	—	232,980	—	—	—	232,980
Exercise of warrants and options	5,335,676	53,357	588,177	—	—	—	641,534
Contributions of capital for cash and services rendered	—	—	65,700	—	—	—	65,700
Contribution of capital by shareholders	—	—	581,818	—	—	—	581,818
Issuance of common stock for promissory note	3,000,000	30,000	370,000	—	—	—	400,000
Net loss	—	—	—	—	—	(16,473,393)	(16,473,393)

Balances at April 30, 2002	88,577,245	885,772	18,684,363	—	—	(16,473,393)	3,096,742

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED

For the Three Years Ended April 30, 2005 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2005

	Common Stock		Additional paid-in capital	Deposits on common stock	Deferred Compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Balances at April 30, 2002	$88,577,245	$885,772	$18,684,363	$—	$—	$(16,473,393)	$3,096,742
Issuance of common stock for:
Exercise of stock warrants	36,629	367	—	—	—	—	367
Services rendered	170,000	1,700	28,900	—	—	—	30,600
Net loss	—	—	—	—	—	(2,227,337)	(2,227,337)

Balances at April 30, 2003	88,783,874	$887,839	$18,713,263	$—	$—	$(18,700,730)	$900,372
Issuance of common stock for:
Exercise of stock options	5,000	50	575	—	—	—	625
Cash proceeds, net of offering costs	25,020,002	250,200	1,751,401	—	—	—	2,001,601
Issuance of stock options for services rendered	—	—	1,970	—	—	—	1,970
Compensation on options and warrants issued	—	—	241,750	—	(142,834)	—	98,916
Net loss	—	—	—	—	—	(2,249,203)	(2,249,203)

Balances at April 30, 2004	113,808,876	$1,138,089	$20,708,959	$—	$(142,834)	$(20,949,933)	$754,281
Issuance of common stock for:
Services rendered	125,000	1,250	41,250	—	—	—	42,500
Cash proceeds, net of offering costs	11,726,042	117,260	2,127,240				2,244,500
Deposits received on common stock	—	—	—	140,833	—	—	140,833
Compensation on options and warrants issued			406,000	—	(95,000)	—	311,000
Amortization of deferred compensation	—	—	—	—	128,085	—	128,085
Net loss	—	—				(2,672,798)	(2,672,798)

Balances at April 30, 2005	125,659,918	$1,256,599	$23,283,449	$140,833	$(109,749)	$(23,622,731)	$948,401

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the Three Years Ended April 30, 2005 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2005

	Period from May 26, 1967 (inception) to April 30, 2005	2005	2004	2003
Cash flows from operating activities:
Net loss	$(23,622,731)	$(2,672,798)	$(2,249,203)	$(2,227,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,013,918	137,717	141,712	137,049
Amortization of deferred compensation	227,001	128,085	98,916	—
Loss on disposal and write-down of property, equipment and other assets	150,409	—	—	8,325
Issuance of compensatory stock options and warrants	2,229,263	311,000	—	—
Issuance of stock below fair market value	695,248	—	—	—
Issuance of stock for services rendered	1,265,279	42,500	1,970	30,600
Contribution of capital through services rendered by stockholders	216,851	—	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(77,686)	41,294	(46,020)	16,577
Accounts payable and accrued expenses	490,536	20,246	279,165	(58,976)

Net cash used in operating activities	(17,411,912)	(1,991,956)	(1,773,460)	(2,093,762)

Cash flows from investing activities:
Purchase of property and equipment	(1,077,573)	(69,675)	(80,417)	(37,872)
Proceeds from sale of property and equipment	15,458	—	—	—
Purchase of other assets	(645,765)	(37,249)	(24,481)	(26,737)

Net cash used in investing activities	(1,707,880)	(106,924)	(104,898)	(64,609)

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS - CONTINUED

For the Three Years Ended April 30, 2005 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2005

	Period from May 26, 1967 (inception) to April 30, 2005	2005	2004	2003
Cash flows from financing activities:
Proceeds from stockholder debt	$977,692	$—	$—	$—
Repayments of amounts due to stockholders	(121,517)	—	—	—
Proceeds from issuance of notes payable	465,065	—	—	—
Proceeds from issuance of convertible debentures	811,000	—	—	—
Payments on short-term notes payable	(425,991)	—	—	(105,569)
Payments on long-term debt	(238,971)	—	—	—
Payments on capital lease obligation	(52,338)	—	—	—
Proceeds from exercise of stock options and warrants	512,026	—	625	367
Deposits on common stock	140,833	140,833	—	—
Contribution of capital from stockholders	40,700	—	—	—
Net proceeds from issuance of common stock	17,602,056	2,244,500	2,001,601	—

Net cash provided by (used in) financing activities	19,710,555	2,385,333	2,002,226	(105,202)

Net increase (decrease) in cash and cash equivalents	588,763	286,453	123,868	(2,263,573)

Cash and cash equivalents, beginning of period	—	302,310	178,442	2,442,015

Cash and cash equivalents, end of period	$588,763	$588,763	$302,310	$178,442

Cash paid for:
Interest	$143,129	$—	$—	$2,503

Income taxes	$17,000	$1,550	$1,340	$4,570

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS - CONTINUED

For the Three Years Ended April 30, 2005 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2005

Supplemental information:

During Fiscal Year 2005:

The Company issued 500,000 incentive stock options to a Director of the Company. Deferred compensation of $95,000 has been recorded for the difference between the market value of the shares at the date of grant over the strike price and will be amortized to compensation expense over the 2-year vesting period. Related amortization of compensation expense aggregated $31,667 during fiscal year 2005.

During Fiscal Year 2004:

The Company issued 12,122,223 shares of common stock and issued warrants for the purchase of 4,000,000 shares of the Company’s common stock. The estimated fair value of the common stock issued of $7,030,000 and the warrants of $340,500 has been offset against Additional Paid-In Capital as a reduction of the proceeds from the private placement.

The Company issued 500,000 incentive stock options to a Director of the Company and 75,000 incentive stock options to the Company’s Vice President. Deferred compensation of $241,750 has been recorded for the difference between the market value of the shares at the date of grant over the strike price and will be amortized to compensation expense over the 2-year vesting period. Related amortization of compensation expense aggregated $98,916 during fiscal year 2005.

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

April 30, 2005 and 2004

NOTE A – DESCRIPTION OF BUSINESS AND GOING CONCERN

Description of Business - Synthetic Blood International, Inc. (“the Company”) was incorporated on May 26, 1967 and was inactive through September 1990, when it began conducting operations for the purpose of developing a synthetic blood emulsion to act as a human blood substitute, and a method of using a perfluorocarbon compound to facilitate oxygen exchange for individuals with respiratory distress syndrome. Shortly after commencing these operations, the Company changed its name to Synthetic Blood International, Inc. The Company is also developing an implantable, continuous reading glucose biosensor to be used primarily by individuals with diabetes. The Company submitted an Investigational New Drug Application (IND) for Oxycyte, the Company’s alternative to transfused blood for use in surgical and similar medical situations, to the Food and Drug Administration (FDA) in 2003 and successfully conducted a Phase I safety clinical study in the fourth quarter of 2003. The results of the Phase I study were consistent with the results of preclinical animal safety studies, and showed a good safety profile for Oxycyte. The Company started Phase II clinical trials of Oxycyte in surgical patients in 2005. Fluorovent, an oxygen exchange fluid for facilitating the treatment of lung conditions, and the glucose biosensor are at the preclinical development stage, and are currently inactive, awaiting additional financing. The Company has not generated any revenues since inception.

Going Concern - Management believes the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. The Company has an accumulated deficit during the development stage of $23,622,731 at April 30, 2005 and used cash in operations of $1,991,956 during the year ended April 30, 2005.

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

Management believes that the Company’s existing working capital, along with the proceeds expected from the sale of its common stock as described in Note J and subsequent financing transactions, will be sufficient to meet its continuing obligations for the foreseeable future; however, there can be no assurance that the Company will successfully implement its plan.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage - The Company has not commenced its planned principal operations, and there have been no significant revenues, therefore it is considered a “Development Stage Enterprise.”

Cash and Cash Equivalents - The Company considers all highly liquid instruments with a maturity date of three months or less, when acquired, to be cash equivalents.

Cash Concentrations - The Company maintains cash balances at financial institutions, which may at times, exceed the amounts insured by the Federal Deposit Insurance Corporation of $100,000 per institution. However, management does not believe there is significant credit risk associated with these financial institutions.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Stock-Based Compensation - The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, effective April 30, 2003, has adopted Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”) that amends Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123 and SFAS 148 require pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants. They also require disclosure of option status on a more prominent and frequent basis. Such disclosure for the years ended April 30, 2005, 2004 and 2003 is presented below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model using the following assumptions: an average risk-free interest rate of 3.7% for 2005, 3.4% for 2004 and 4.2% for 2003; average volatility of 116% for 2005, 130% for 2004, and 119% for 2003; zero dividend yield for all years; and expected lives of 1 to 10 years.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2005 and 2004

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested employee awards:

	Years ended April 30,
	2005	2004	2003
Net loss, as reported	$(2,672,798)	$(2,249,203)	$(2,227,337)
Add: stock-based employee compensation expenses	128,085	98,916	—
Deduct: fair value based employee compensation expenses	(281,215)	(232,767)	(79,192)

Pro forma net loss	$(2,825,928)	$(2,383,054)	$(2,306,529)

Earning per share:
As reported	$(0.02)	$(0.02)	$(0.03)
Pro forma	$(0.02)	$(0.02)	$(0.03)

Recent Accounting Pronouncements - In December 2004, the FASB issued SFAS 123R, “Share-Based Payment: an amendment to FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123R on May 1, 2006. Management expects the adoption of this new pronouncement to have an impact on the Company’s financial statements similar to that included in the table presenting the Company’s pro forma net loss had it utilized the fair value method for employee stock options.

Reclassifications - Certain amounts as previously reported have been reclassified to conform to the 2005 presentation.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2005 and 2004

NOTE C - PATENTS

The Company’s intangible assets consist of expenditures associated with patents related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent applications. These assets are amortized on a straight-line method over their estimated useful lives, which range from eight to ten years. The Company reviews these intangible assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At April 30, 2005, management believes no indications of impairment existed.

Patents consist of the following at April 30:

	2005	2004
Patents	526,337	$489,088

Less accumulated amortization	(314,719)	(269,593)

	$211,618	$219,495

The amortization expense for years ended April 30, 2005, 2004 and 2003 was $45,126, $42,565 and $47,812, respectively. The unamortized balance of patents is estimated to be amortized over the next five years as follows:

Fiscal Year ending April 30:
2006	$42,100
2007	$38,400
2008	$33,900
2009	$26,900
2010	$20,600

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2005 and 2004

NOTE D - COMMITMENTS AND CONTINGENCIES – Continued

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

NOTE E- STOCKHOLDERS’ EQUITY

Fiscal Year 2005:

The Company received $612,000, net of $68,000 of direct costs, for the sale of 2,266,666 shares of common stock, at a price of $0.30 per share. Each investor also received 2,266,666 Series A warrants, as further disclosed in Note F.

The Company also received $1,632,500, net of $255,000 of direct costs, for the sale of 9,437,500 shares of common stock at a price of $0.20 per share. Each investor also received 9,437,500 Series A warrants, as further disclosed in Note F. The Company also issued 21,875 shares of common stock as compensation for assistance with this placement. The fair value of the common stock issued of $4,813 has been determined using the market price of the stock on the issue date and has been offset against Additional Paid-In Capital as a reduction of the proceeds from the private placement.

The Company issued 125,000 shares of common stock for legal services rendered. The Company recorded an expense of $42,500, which represents the fair value of the common stock on the date the stock was issued.

The Company received initial payment of $140,000 under a purchase agreement signed in October 2004 and extended in November 2004 for the purchase of 2,500,000 shares of common stock at $0.185 per share plus a warrant to purchase 6,000,000 shares of common stock at $0.20 per share that expires in September 2007. As noted in Note J, the balance under the agreement was received subsequent to April 30, 2005.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2005 and 2004

NOTE E- STOCKHOLDERS’ EQUITY– Continued

Fiscal Year 2004:

The Company received $2,001,601 for the sale of 12,897,779 shares of common stock, at prices ranging from $0.15 to $0.18 per share, in connection with a $2,000,000 private placement of its common stock.

In addition, the Company issued 12,122,223 shares of common stock, and a warrant to purchase 4,000,000 shares of common stock at $0.20 per share, as compensation to foreign advisors and financial consultants for services rendered in connection with the $2,000,000 common stock placement. The estimated fair value of the common stock of $7,030,000 was determined using the stock price on February 11, 2004, the date the Company obtained the funds and was obligated to issue the shares. The fair value of the warrants of $340,500 was determined using the Black-Scholes option-pricing model using the following assumptions: an average risk-free interest rate of 1.67%, average volatility of 70.1%, zero dividend and expected lives of 2 years. The fair value of the warrants and common stock was offset against Additional Paid-In Capital as a reduction of the proceeds from the private placement when the shares were issued.

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

NOTE F - STOCK OPTIONS AND WARRANTS

In September 1999, the Company’s Board of Directors approved the 1999 Stock Plan (the “1999 Plan”) which provides for the granting of incentive and nonstatutory stock options to employees, directors and consultants to purchase up to 4,000,000 shares of the Company’s common stock. The 1999 Plan was approved by stockholders on October 10, 2000. Options granted under the 1999 Plan are exercisable at various dates up to four years and have expiration periods of generally ten years. As of April 30, 2005, the Company had 2,645,000 qualified stock options outstanding under the 1999 Plan. In addition, the Company has 3,520,000 non-qualified stock options outstanding as of April 30, 2005.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2005 and 2004

NOTE F - STOCK OPTIONS AND WARRANTS – Continued

Fiscal Year 2005:

The Company issued 295,000 stock options with a weighted average exercise price of $0.28 to its employees and two Directors. All options were incentive stock options issued under the 1999 Stock Plan. The stock options granted had exercise prices equal to the fair market value of the Company’s stock on the dates of grant.

The Company issued 500,000 non-qualified stock options to a Company Director. The options have an exercise price of $0.15 per share, vest over a three year period and expire in 2009. Deferred compensation has been recorded for the difference between the market price and the exercise price at the date of grant and will be amortized over the vesting period. Compensation expense associated with this grant totaled $31,667 for the year ended April 30, 2005.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2005 and 2004

NOTE F - STOCK OPTIONS AND WARRANTS – Continued

The following table summarizes certain information related to the Company’s stock options:

	Year ended April 30, 2005		Year ended April 30, 2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,390,000	$0.18	4,535,000	$0.18
Granted	795,000	0.20	860,000	0.24
Forfeited	(20,000)	0.23	—	—
Exercised	—	—	(5,000)	0.13

Outstanding, end of year	6,165,000	$0.19	5,390,000	$0.18

As of April 30, 2005, there were 1,355,000 options available for grant under the 1999 Plan.

The following table summarizes information about stock options outstanding at April 30, 2005:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.11 to $0.13	2,480,000	4.0 years	$0.12	2,480,000	$0.12
$0.14 to $0.16	1,850,000	4.4 years	$0.15	1,295,000	$0.15
$0.17 to $0.30	1,430,000	7.3 years	$0.22	916,667	$0.21
$0.30 to $0.80	405,000	5.8 years	$0.61	366,000	$0.63

	6,165,000			5,057,667

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2005 and 2004

NOTE F - STOCK OPTIONS AND WARRANTS – Continued

The following table summarizes the Company’s stock warrant information during the years ended April 30:

	2005		2004
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	6,141,629	$0.20	2,136,629	$0.19
Granted	17,204,166	0.34	4,005,000	0.20
Forfeited	—	—	—	—
Exercised	—	—	—	—

Outstanding, end of year	23,345,795	$0.30	6,141,629	$0.20

Fiscal 2005:

In connection with the sale of 2,266,666 shares of common stock issued during the year, as noted in Note E, the Company issued 2,266,666 warrants exercisable at $0.47 per share and expiring May 31, 2009. The warrants may be called by the Company for cancellation without payment to the holders of the warrants, if the market price for the common stock is twice the exercise price of the warrants over a period of ten consecutive trading days. The estimated relative value of the warrants issued was approximately $349,000 and such amount has been recorded in Additional Paid-in Capital.

In connection with the sale of 9,437,500 shares of common stock issued in during the year, as noted in Note E, the Company issued 9,437,500 warrants exercisable at $0.28 per share and expiring in 2007. The warrants may be called by the Company for cancellation without payment to the holders of the warrants, if the market price for the common stock is twice the exercise price of the warrants over a period of ten consecutive trading days. The estimated relative value of the warrants issued was approximately $630,000 and such amount has been recorded in Additional Paid-in Capital.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2005 and 2004

NOTE F - STOCK OPTIONS AND WARRANTS – Continued

Fiscal 2004:

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

NOTE G - INCOME TAXES

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through April 30, 2005. The Company’s federal net operating loss carryforwards as of April 30, 2005 are approximately $23,000,000. The loss carryforwards expire in various years through 2025. Deferred tax assets of approximately $10.1 million and $8.9 million at April 30, 2005 and 2004, respectively, include the effects of these net operating loss carryforwards and research and development credit carryforwards. A valuation allowance has been provided for the full amount of the deferred tax assets due to the uncertainty of realization. Utilization of the Company’s net operating loss carryforwards may be limited based on ownership changes under Section 382 of the Internal Revenue Code.

The provision for income taxes consists of the following for the three years ended April 30, 2005:

	Years ended April 30,
	2005	2004	2003
Current and deferred tax benefit	$(1,100,000)	$(920,000)	$(910,000)
Change in valuation allowance	1,100,000	920,000	910,000

Net tax benefit	$—	$—	$—

NOTE H - RELATED PARTIES

During fiscal year 2005 and 2004, the Company paid $125,400 and $126,000, respectively, to a specialty contract manufacturer of pharmaceutical products to manufacture the Company’s

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2005 and 2004

NOTE H - RELATED PARTIES– Continued

perfluorocarbon-based blood substitute and therapuetic oxygen carrier, for upcoming clinical trials. As of April 30, 2005, the Company owed this entity $48,150, and such amount is included in accounts payable in the accompanying balance sheet. An officer of the Company is a minority shareholder and director of this specialty manufacturer. There were no related party transactions in fiscal 2003.

NOTE I– QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the unaudited quarterly results of operations for fiscal years 2005 and 2004:

	Year Ended April 30, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Research and development expenses	$219,466	$309,614	$304,987	$443,058	$1,277,125
General and administrative expenses	255,614	291,286	588,308	272,279	1,407,487

Total expenses	475,080	600,900	893,295	715,337	2,684,612
Other income	(1,658)	(944)	(4,799)	(4,413)	(11,814)

Net loss	$(473,422)	$(599,956)	$(888,496)	$(710,924)	$(2,672,798)

Basic and diluted loss per common share	$(0.004)	$(0.005)	$(0.007)	$(0.006)	$(0.020)

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2005 and 2004

NOTE I– QUARTERLY FINANCIAL DATA (Unaudited) – Continued

	Year Ended April 30, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Research and development expenses	$233,080	$265,630	$501,488	$266,225	$1,266,423
General and administrative expenses	226,297	202,003	314,035	258,447	1,000,782

Total expenses	459,377	467,633	815,523	524,672	2,267,205
Other income	(7,467)	(7,207)	(2,192)	(1,136)	(18,002)

Net loss	(451,910)	(460,426)	(813,331)	(523,536)	(2,249,203)

Basic and diluted loss per common share	$(0.005)	$(0.005)	$(0.008)	$(0.005)	$(0.020)

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

NOTE J – SUBSEQUENT EVENT

On July 7, 2005 the Company received final payment of $321,667 under a purchase agreement signed in October 2004 and extended in November 2004 for the purchase of 2,500,000 shares of common stock at $0.185 per share plus the warrant to purchase 6,000,000 shares of common stock at $0.20 per share that expires in September 2007.

On July 13, 2005 the Company closed on a financing transaction with three private investors. In the transaction the Company issued to the investors unsecured convertible debentures in the principal amount of approximately $1.85 million payable over a term of three years beginning 120 days following the closing of the financing discounted on the date of issue at 10 percent per annum. Proceeds to the Company after the original issue discount, commissions, and the investors’ professional fees is approximately $1,145,500.

The principal amount of the debentures is convertible to common stock at any time at the election of the holder at a rate of one common share for each $0.22 of principal. The Company

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2005 and 2004

NOTE J – SUBSEQUENT EVENT– Continued

may, at its option and subject to certain conditions, make monthly payments on the debentures in common stock priced at the lower of $0.22 or 80 percent of the volume weighted average price for the common stock over the five trading days prior to the payment date. The Company also issued to the investors warrants to purchase up to 8,409,083 of shares of common stock exercisable during a term of three years at an exercise price of $0.242 per share. The Company intends to register the shares of common stock underlying the securities sold in this financing transaction for resale on a registration statement within 45 days following closing.

In May 2004, the Company accepted a subscription agreement from Remobo AG, based in Switzerland, for the purchase of 7,733,334 shares of common stock, 7,733,334 Series A Warrants, 3,400,000 Series B Warrants, and 3,400,000 Series C Warrants for $2,350,000. Pursuant to a resolution adopted by the Board of Directors on July 7, 2005, the Company formally terminated the subscription agreement on July 11, 2005.