Form 10-Q
period 2005-07-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2005-09-14
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2005

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

YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 10, 2005: 129,659,918 shares of common stock, par value $0.01.

FORM 10-Q

SYNTHETIC BLOOD INTERNATIONAL, INC.

INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheets as of July 31, 2005 (unaudited) and April 30, 2005	3

		Statements of Operations for the Three Months Ended July 31, 2005 and 2004, and for the Period From May 26, 1967 (inception) to July 31, 2005 (unaudited)	4

		Statements of Cash Flows for the Three Months Ended July 31, 2005 and 2004, and for the Period From May 26, 1967 (inception) to July 31, 2005 (unaudited)	5

		Condensed Notes to Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

	Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

	Item 6.	Exhibits	14

	Signatures		14

Part I-Financial Information

ITEM 1.	FINANCIAL STATEMENTS.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

	July 31, 2005	April 30, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,281,423	$588,763
Prepaid expenses	52,156	77,686

Total Current Assets	1,333,579	666,449
Property and Equipment, net	365,438	384,278
Patents, net	212,424	211,618
Unamortized Bond Issuance Cost	169,350	—

	$2,080,791	$1,262,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$49,604	$269,975
Accrued liabilities	45,491	43,969

Total Current Liabilities	95,095	313,944

Convertible Debentures, net of bond discount of $1,850,000	—	—

Stockholders’ Equity:
Preferred Stock, undesignated, authorized 10,000,000 shares, none issued or outstanding	—	—
Common Stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 128,159,918 and 125,659,918 shares	1,281,599	1,256,599
Additional paid-in capital	25,020,862	23,283,449
Deposits on common stock	—	140,833
Deferred compensation	(81,686)	(109,749)
Deficit accumulated during the development stage	(24,235,079)	(23,622,731)

Total Stockholders’ Equity	1,985,696	948,401

	$2,080,791	$1,262,345

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Period From May 26, 1967 (inception) to July 31, 2005	Three Months Ended July 31,
		2005	2004
	(Unaudited)	(Unaudited)
Expenses:
Research and development	$9,800,429	$340,173	$219,466
General and administrative	14,886,685	275,667	255,614
Interest	182,643	—	—

Total Expenses	24,869,757	615,840	475,080
Other Income	(634,678)	(3,492)	(1,658)

NET LOSS	$(24,235,079)	$(612,348)	$(473,422)

NET LOSS PER SHARE BASIC AND DILUTED		$(0.005)	$(0.004)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		126,312,092	113,808,876

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Period From May 26, 1967 (inception) to July 31, 2005	Three Months Ended July 31,
		2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(24,235,079)	(612,348)	$(473,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,048,854	34,936	26,636
Amortization of deferred compensation	253,064	28,063	20,148
Settlement of vendor dispute	(39,000)	(39,000)	—
Loss on disposal and write-down of property and equipment and other assets	150,409	—	—
Compensatory stock options/warrants issued	2,229,263	—	—
Issuance of stock below market value	695,248	—	—
Contribution of capital through services rendered by stockholders	216,851	—	—
Issuance of stock for services rendered	1,265,279	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(52,156)	25,530	77,760
Accounts payable and accrued liabilities	310,687	(179,849)	46,313

Net cash used in operating activities	(18,156,580)	(742,668)	(302,565)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,082,697)	(5,124)	(64,227)
Purchase of other assets	(642,085)	(11,778)	(10,897)

Net cash used in investing activities	(1,724,782)	(16,902)	(75,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of common stock options and warrants, net of related expenses	18,617,345	321,730	612,000
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from notes, debentures and lease obligations	2,571,065	1,295,000	—
Payments on notes and capital lease obligations	(717,300)	—	—
Bond issue costs	(164,500)	(164,500)	—

Net cash provided by financing activities	21,162,785	1,452,230	612,000

Net change in cash and cash equivalents	1,050,854	692,660	234,311
Cash and cash equivalents, beginning of period	—	588,763	302,310

Cash and cash equivalents, end of period	$1,281,423	$1,281,423	$536,621

Cash paid for: Interest	$143,129	$—	$—

Taxes	$17,000	$—	$1,550

Non-cash financing activities during the three months ended July 31, 2005:

As further disclosed in Note 3 to the condensed financial statements, in connection with the sale of convertible debentures, the Company recorded original issue discount of $555,000, discount of $525,000 related to the value of warrants issued in the transaction, and additional discount of $770,000 related to the value of the beneficial conversion feature.

See accompanying condensed notes to financial statements

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of July 31, 2005, and the results of its operations for the three months ended July 31, 2005 and 2004, and for the period from May 26, 1967 (inception) to July 31, 2005, and its cash flows for the three months ended July 31, 2005 and 2004, and for the period from May 26, 1967 (inception) to July 31, 2005. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 filed with the Commission on August 15, 2005.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at July 31, 2005, has an accumulated deficit of $24,235,079, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future. Since the Company is in the pre-clinical and clinical trial stages of its products, these products must undergo considerable development and testing prior to submission to the FDA for approval to market the products. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing sufficient to fund the required additional development and testing and to meet its obligations on a timely basis. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested employee awards:

	July 31, 2005	July 31, 2004
Net loss, as reported	$(612,348)	$(473,422)
Add: stock-based employee compensation expenses	28,063	20,148
Deduct: fair value based employee compensation expenses	(64,091)	(58,121)

Pro forma net loss	$(648,376)	$(511,395)

Loss per share:
As reported	$(0.005)	$(0.004)

Pro forma	$(0.005)	$(0.004)

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. The new standard requires the expensing of all share-based compensation, including options, using the fair value-based method. The effective date of this standard for the Company will be May 1, 2006. Management is currently assessing the impact that this new standard will have on the Company’s financial statements and expects that non-cash stock-based compensation charges will increase upon adoption of this standard.

3.	STOCKHOLDERS’ EQUITY

On July 7, 2005, the Company received final payment of $321,667 under a purchase agreement signed in October 2004 and extended in November 2004 for the purchase of 2,500,000 shares of common stock at $0.185 per share plus a warrant to purchase 6,000,000 shares of common stock at $0.20 per share that expires in September 2007.

On July 13, 2005 the Company closed on a financing transaction with three private investors. In the transaction the Company issued to the investors unsecured convertible debentures in the principal amount of approximately $1.85 million payable over a term of three years beginning 120 days following the closing of the financing discounted on the date of issue at 10 percent per annum. Proceeds to the Company after commissions, investors’ professional fees, and original issue discount of $555,000, were approximately $1,130,500.

The principal amount of the debentures is convertible to common stock at any time at the election of the holder at a rate of one common share for each $0.22 of principal. The Company may, at its option and subject to certain conditions, make monthly payments on the debentures in common stock priced at the lower of $0.22 or 80 percent of the volume weighted average price for the common stock over the five trading days prior to the payment date. The Company also issued to the investors warrants to purchase up to 8,409,083 of shares of common stock exercisable during a term of three years at an exercise price of $0.242 per share. Based on the Black-Scholes valuation model, the warrants had an estimated value of $880,000.

In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible debentures and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $770,000 to the convertible debentures and $525,000 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible debentures contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible debentures to the common stock purchase warrants. Because the calculated beneficial conversion amount exceeded the remaining net carrying value of the convertible debentures, the beneficial conversion was recorded in an amount equal to the remaining net carrying value of the convertible debentures of $770,000 with a corresponding amount recorded as additional paid-in-capital. The amounts recorded for the common stock purchase warrants and the beneficial conversion feature will be amortized as interest expense over the terms of the convertible debentures.

4.	RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2005 and 2004, the Company paid $32,100 and $8,100, respectively, to a specialty contract manufacturer of pharmaceutical products to manufacture Oxycyte, the Company’s perfluorocarbon-based blood substitute and therapuetic oxygen carrier, for upcoming clinical trials. An officer of the Company is a minority shareholder and director of this specialty manufacturer. At July 31, 2005, the Company had no outstanding purchase orders with this specialty manufacturer.

5.	SUBSEQUENT EVENT

Through September 7, 2005, 1,500,000 shares of common stock were issued upon the conversion of $330,000 face value of debentures at $0.22 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Synthetic Blood developed Oxycyte as a synthetic blood substitute and therapeutic oxygen carrier. We received approval of our Investigational New Drug application filed with the U.S. Food and Drug Administration (FDA) in 2003 and completed a Phase I safety study in normal volunteers in the fourth of 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte.

Enrollment started earlier this year in a Phase II orthopedic surgery trial, and five study sites have been qualified and approved to participate in this study. In this first Phase II trial we are evaluating both efficacy and safety in the prevention of tissue hypoxia (the effects of reduced oxygen levels) in hip surgery patients who experience mild to moderate blood loss during surgery. While blood transfusions are typically not given during such procedures, blood loss may result in postoperative complications caused by tissue hypoxia. We are now actively screening and enrolling patients for this trial, and plan to enroll 60 patients in up to six U.S. clinical sites. One-half of these patients will be treated with Oxycyte and the others will serve as a control group. If enrollment proceeds as planned, we expect to complete this study and report our findings later this year.

An 8 patient proof of concept Phase II Oxycyte study in patients with brain ischemia due to severe head injury has been approved and enrollment is expected to start in September, 2005. A 20 patient proof of concept Phase II Oxycyte trial in patients in sickle cell crisis, and treatment of acute myocardial ischemia (heart attack) in an animal model with Oxycyte will be started in September or October, 2005. The results of these studies are expected to be available by the end of 2005. In addition to these studies, our future clinical development plans include testing Oxycyte in high blood loss surgery, coronary bypass surgery, stroke, myocardial infarction, malignant tumors and decompression sickness.

We expect to commit a substantial portion of our financial and business resources over the next 3 years to testing Oxycyte and advancing this product to licensing and commercial distribution.

Fluorovent is an oxygen exchange fluid and surfactant for facilitating the treatment of lung conditions, which is currently under development. We have not filed any applications on this product with the FDA and do not expect we will do so while we are focusing on Oxcyte clinical trials.

Our biosensor product uses an enzyme process for measuring the glucose level in the blood stream. It is a subcutaneous implant programmed to measure the glucose level and transmit the results to a wearable receiver. This product is also under development and we do not expect we will file any applications with the FDA for at least the next 2 years.

RESULTS OF OPERATIONS

Three months ended July 31, 2005 and 2004

Research and Development expenses for the three months ended July 31, 2005 were $340,173, compared to $219,466 for the same period in the prior year. During the quarter ended July 31, 2005, we continued to concentrate our research activities on our Oxycyte product that included the beginning of Phase II clinical trials during the first quarter of calendar 2005. Phase II expenses totaled $110,856 for the quarter ended July 31, 2005. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the three months ended July 31, 2005 were $275,667, compared to $255,614 for the same period in the prior year. General office and operating expenses have remained relatively constant for the quarters ended July 31, 2004 and 2005, with the exception of increased investor relations expenses of $34,000 during the three months ended July 31, 2005.

The net loss for the three months ended July 31, 2005 was $612,348, compared to a net loss of $473,422 for the same period in the prior year. Total expenses increased $140,760 during the three months ended July 31, 2005 over the comparable period in 2004, as discussed above. In addition, other income, consisting principally of interest income, increased $1,834, resulting from an increase in invested balances over the previous quarter.

LIQUIDITY AND CAPITAL RESOURCES

Synthetic Blood has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of July 31, 2005, we had $1,333,579 of total current assets and working capital of $1,238,484. Our practice is to invest excess cash in short-term money market investment instruments.

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

Also, on July 13, 2005 the Company closed on a financing transaction with three private investors. In the transaction, the Company issued to the investors unsecured convertible debentures in the principal amount of approximately $1.85 million payable over a term of three years beginning 120 days following the closing of the financing, discounted on the date of issue at 10 percent per annum. Proceeds to the Company after the original issue discount, commissions, and the investors’ professional fees were approximately $1,145,500.

Management believes that this new funding together with the Company’s cash and cash equivalents at July 31, 2005, will be sufficient to fund the Company’s clinical studies and general and administrative expenses for at least the next 6 months.

We are in the pre-clinical and clinical trial stages in the development of our products. Under an Investigational New Drug application filed with the FDA, we completed Phase I clinical studies on Oxycyte in December 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte. We are now enrolling patients in our first Phase II clinical trial and are in the planning or start up stages for two additional trials we hope to conduct during 2005. We estimate the cost of pursuing our Phase II clinical trials in 2005 and 2006 at $8,000,000. Even if we are successful with our Phase II studies, we must then conduct Phase III clinical studies and, if they are successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other products, Fluorovent and the glucose biosensor, must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond the end of calendar year 2005 depends on obtaining outside financial resources, and there is no assurance we will succeed in obtaining the necessary resources.

Cash used in operating activities during the three months ended July 31, 2005 was $742,668, compared to $302,565 for the comparable period of the prior year. Operating activities consisted primarily of product research and development and the general operation of our corporate office. Cash used in operating activities is primarily dependent on the timing and extent of our research and development activities.

Cash used in investing activities during the three months ended July 31, 2005 was $16,902, compared to $75,124 for the comparable period of the prior year. Investing activities consisted primarily of the purchase of laboratory equipment and expenditures related to the Company’s patent rights. Synthetic Blood does not anticipate significant future capital expenditures in the near term.

Cash provided by financing activities during the three months ended July 31, 2005 was $1,452,230 compared to cash provided by financing activities of $612,000 for the comparable period of the prior year. Cash provided by financing activities consists primarily of the sale of our common stock to outside investors and proceeds from the sale of convertible debentures. As discussed earlier in this quarterly report, Synthetic Blood is attempting to raise additional funds that may take the form of equity or debt securities.

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

Long-Lived Assets - Our intangible assets consist of patents related to our various technologies. These assets are amortized on a straight-line method over their estimated useful life, which ranges from eight to ten years. We review these intangible assets for impairment on a quarterly basis in accordance with SFAS No. 144, Accounting for the

Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At July 31, 2005, management believes no indications of impairment existed.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the discussion and information presented in this report contain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those presented in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 and subsequent filings made with the Securities and Exchange Commission.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation or controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarterly period covered by this report. Based on the foregoing, our

Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II-Other Information

ITEM 6.	EXHIBITS.

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC BLOOD INTERNATIONAL, INC.

September 14, 2005	/s/ Robert W. Nicora
President and Chief Executive Officer

September 14, 2005	/s/ David H. Johnson
Chief Financial Officer (Chief Accounting Officer)