Form 10-Q
period 2005-10-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2005-12-15
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2005

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

YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 10, 2005: 132,947,087 shares of common stock, par value $0.01.

FORM 10-Q

SYNTHETIC BLOOD INTERNATIONAL, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Balance Sheets as of October 31, 2005 (unaudited) and April 30, 2005	3

	Statements of Operations for the Three Months and the Six Months Ended October 31, 2005 and 2004, and for the Period From May 26, 1967 (inception) to October 31, 2005 (unaudited)	4

	Statements of Cash Flows for the Six Months Ended October 31, 2005 and 2004, and for the Period From May 26, 1967 (inception) to October 31, 2005 (unaudited)	5

	Condensed Notes to Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3. Quantitative and Qualitative Disclosure About Market Risk	14

	Item 4. Controls and Procedures	14

PART II.	OTHER INFORMATION

	Item 6. Exhibits	14

	Signatures	15

Part I-Financial Information

ITEM 1.	FINANCIAL STATEMENTS.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

	October 31, 2005	April 30, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$712,047	$588,763
Prepaid expenses	73,249	77,686

Total Current Assets	785,296	666,449
Property and Equipment, net	350,122	384,278
Patents, net	176,614	211,618
Unamortized Bond Issuance Cost	155,238	—

	$1,467,270	$1,262,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$67,059	$269,975
Accrued liabilities	46,881	43,969

Total Current Liabilities	113,940	313,944

Convertible Debentures, net of discounts of $833,346	116,668	—

Stockholders’ Equity:
Preferred Stock, undesignated, authorized 10,000,000 shares, none issued or outstanding	—	—
Common Stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 132,361,544 and 125,659,918 shares	1,323,615	1,256,599
Additional paid-in capital	25,878,830	23,283,449
Deposits on common stock	—	140,833
Deferred compensation	(53,623)	(109,749)
Deficit accumulated during the development stage	(25,912,160)	(23,622,731)

Total Stockholders’ Equity	1,236,662	948,401

	$1,467,270	$1,262,345

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Deficit Accumulated During the Development Stage Through October 31, 2005

		Three Months Ended October 31,		Six Months Ended October 31,
		2005	2004	2005	2004
	(Unaudited)	(Unaudited)		(Unaudited)
Expenses:
Research and development	$10,090,791	$290,362	$309,614	$630,535	$529,081
General and administrative	15,282,385	395,700	291,286	671,368	546,899
Interest	1,199,295	1,016,652	—	1,016,652	—

Total Expense	26,572,471	1,702,714	600,900	2,318,555	1,075,980
Other Income	(660,311)	(25,633)	(944)	(29,126)	(2,602)

NET LOSS	$(25,912,160)	$(1,677,081)	$(599,956)	$(2,289,429)	$(1,073,378)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.013)	$(0.005)	$(0.018)	$(0.009)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		130,153,437	115,262,499	128,232,764	114,535,687

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Period From May 26, 1967 (inception) to October 31, 2005
		Six Months Ended October 31,
		2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,912,160)	$(2,289,429)	$(1,073,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,098,557	84,639	53,423
Amortization of deferred compensation	281,127	56,126	71,958
Amortization of discounts on convertible notes	1,016,652	1,016,652	—
Settlement of vendor dispute	(39,000)	(39,000)	—
Loss on disposal and write-down of property and equipment and other assets	184,614	34,205	—
Compensatory stock options/warrants issued	2,229,263	—	—
Issuance of stock below market value	695,248	—	—
Contribution of capital through services rendered by stockholders	216,851	—	—
Issuance of stock for services rendered	1,265,279	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(73,249)	4,437	98,279
Accounts payable and accrued liabilities	329,530	(161,006)	126,691

Net cash used in operating activities	(18,707,288)	(1,293,376)	(723,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,091,758)	(14,185)	(64,225)
Purchase of other assets	(651,692)	(21,385)	(16,917)

Net cash used in investing activities	(1,743,450)	(35,570)	(81,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses	18,617,345	321,730	612,000
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from notes, debentures and other obligations	2,571,065	1,295,000	—
Payments on notes and capital lease obligations	(717,300)	—	—
Bond issue costs	(164,500)	(164,500)	—

Net cash provided by financing activities	21,162,785	1,452,230	612,000

Net change in cash and cash equivalents	712,047	123,284	(192,169)
Cash and cash equivalents, beginning of period	—	588,763	302,310

Cash and cash equivalents, end of period	$712,047	$712,047	$110,141

Cash paid for: Interest	$143,129	$—	$—

Taxes	$18,800	$1,800	$1,550

Non-cash financing activities during the six months ended October 31, 2005:

(1)	As further disclosed in Note 3 to the condensed financial statements, in connection with the sale of convertible debentures, the Company recorded original issue discount of $555,000, discount of $525,000 related to the value of warrants issued in the transaction, and additional discount of $770,000 related to the value of the beneficial conversion feature.

(2)	The Company made principal payments on its convertible notes payable of $86,631 through the issuance of 504,548 shares of common stock.

(3)	Investors converted $813,357 of convertible debentures into 3,697,078 shares of common stock.

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of October 31, 2005, and the results of its operations for the three months and the six months ended October 31, 2005 and 2004, and for the period from May 26, 1967 (inception) to October 31, 2005, and its cash flows for the six months ended October 31, 2005 and 2004, and for the period from May 26, 1967 (inception) to October 31, 2005. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 filed with the Commission on August 15, 2005.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at October 31, 2005, has an accumulated deficit of $25,912,160, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future. Since the Company is in the pre-clinical and clinical trial stages of its products, these products must undergo considerable development and testing prior to submission to the FDA for approval to market the products. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing sufficient to fund the required additional development and testing and to meet its obligations on a timely basis. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested employee awards:

	Six Months Ended October 31, 2005	Six Months Ended October 31, 2004
Net loss, as reported	$(2,289,429)	$(1,073,378)
Add: stock-based employee compensation expenses	56,126	71,957
Deduct: fair value based employee compensation expenses	(135,898)	(153,710)

Pro forma net loss	$(2,369,201)	$(1,155,131)

Loss per share:
As reported	$(0.018)	$(0.009)

Pro forma	$(0.018)	$(0.010)

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

On July 13, 2005 the Company closed on a financing transaction with three private investors. In the transaction the Company issued to the investors unsecured convertible debentures in the principal amount of approximately $1.85 million payable over a term of three years beginning 120 days following the closing of the financing discounted on the date of issue at 10 percent. Proceeds to the Company after commissions, investors’ professional fees, and original issue discount of $555,000, were approximately $1,130,500.

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

During the quarter ended October 31, 2005, the private investors elected to convert $813,357 of the convertible debentures into 3,697,078 shares of common stock at $0.22 per share. In addition the Company made principal payments of $86,631 through the issuance of 504,548 shares of common stock.

Interest charges associated with the convertible debentures, including amortization of the original issue discount, common stock purchase warrant value and the beneficial conversion features, aggregated $1,016,652 during the quarter ended October 31, 2005.

4.	RELATED PARTY TRANSACTIONS

During the three months ended October 31, 2005 and 2004, the Company paid $0 and $45,050, respectively, and during the six months ended October 31, 2005 and 2004, the Company paid $32,100 and $53,160, respectively, to a specialty contract manufacturer of pharmaceutical products to manufacture Oxycyte, the Company’s perfluorocarbon-based blood substitute and therapuetic oxygen carrier, for upcoming clinical trials. An officer of the Company is a minority shareholder and director of this specialty manufacturer. At October 31, 2005, the Company had no outstanding purchase orders with this specialty manufacturer.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Synthetic Blood International, Inc., is a New Jersey corporation that, since 1990, has pursued the development of medical products based on perfluorocarbon technology. Since 1993, Synthetic Blood has also pursued development of a glucose biosensor implant on a limited basis.

Perfluorocarbons are biologically inert compounds containing carbon and fluorine. The chemical composition of perfluorocarbons allows them to readily absorb and give up oxygen and carbon dioxide. This property creates opportunities for developing blood substitutes that act as oxygen carriers for human tissue and fluids that carry oxygen to the lungs for remedial uses.

Synthetic Blood developed Oxycyte as a synthetic blood substitute and therapeutic oxygen carrier. We received approval of our Investigational New Drug application filed with the U.S. Food and Drug Administration (FDA) in 2003 and completed a Phase I safety study in normal volunteers in December, 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte.

Enrollment started earlier this year in a Phase II orthopedic surgery trial, and five study sites have been qualified and approved to participate in this study. In this first Phase II trial we are evaluating both efficacy and safety in the prevention of tissue hypoxia (the effects of reduced oxygen levels) in hip surgery patients who experience mild to moderate blood loss during surgery. While blood transfusions are typically not given during such procedures, blood loss may result in postoperative complications caused by tissue hypoxia. Three study sites have enrolled 11 patients in this study. This is less than expected, so enrollment has been temporarily put on hold so resources can be refocused on shorter term Phase II trials.

An eight patient proof of concept Phase II Oxycyte study in patients with brain ischemia due to severe head injury has been approved and enrollment is expected to start in December, 2005. A 20 patient proof of concept Phase II Oxycyte trial in patients in sickle cell crisis will be started in December, 2005. The results of these studies are expected to be available in the first or second quarter of 2006. In addition to these studies, our future clinical development plans include testing Oxycyte in acute myocardial ischemia, high blood loss surgery, coronary bypass surgery, stroke, myocardial infarction, malignant tumors and decompression sickness.

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

RESULTS OF OPERATIONS

Three months ended October 31, 2005 and 2004

Research and Development expenses for the three months ended October 31, 2005 were $290,362, compared to $309,614 for the same period in the prior year. During the quarter ended October 31, 2005, we continued to concentrate our research activities on our Oxycyte product that included Phase II clinical trials. Phase II expenses totaled $83,470 for the quarter ended October 31, 2005, compared to $70,980 for the quarter ended October 31, 2004. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the three months ended October 31, 2005 were $395,700, compared to $291,286 for the same period in the prior year. General office and operating expenses have remained relatively constant for the quarters ended October 31, 2005 and 2004, with the exception of increased investor relations expenses of $60,000, amortization of bond issue costs of $14,000 and the write-off of $34,205 of unamortized costs related to the termination of a patent agreement during the three months ended October 31, 2005.

The net loss for the three months ended October 31, 2005 was $1,677,081 compared to a net loss of $599,956 for the same period in the prior year. Total expenses increased $1,101,814 during the three months ended October 31, 2005 over the comparable period in 2004. In addition to the items noted above, interest expense increased $1,016,652 due to the accelerated conversions of the convertible notes payable, as discussed in Note 3 to the Condensed Notes to the Financial Statements. Additionally, other income, consisting principally of sub-rental income of $17,600 and interest income of $8,000, increased $24,689 from quarter ended October 31, 2004.

Six months ended October 31, 2005 and 2004

Research and Development expenses for the six months ended October 31, 2005 were $630,535, compared to $529,081 for the same period in the prior year. During the six months ended October 31, 2005, we continued to concentrate our research activities on our Oxycyte product that included Phase II clinical trials. Phase II expenses totaled $194,325 for the six months ended October 31, 2005, compared to $70,980 for the six months ended October 31, 2004. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the six months ended October 31, 2005 were $671,368, compared to $546,899 for the same period in the prior year. General office and operating expenses have remained relatively constant for the six months ended October 31, 2005 and 2004, with the exception of increased investor relations expenses of $94,000, amortization of bond issue costs of $14,000 and the write-off of $34,205 of unamortized costs related to the termination of a patent agreement during the six months ended October 31, 2005.

The net loss for the six months ended October 31, 2005 was $2,289,429, compared to a net loss of $1,073,378 for the same period in the prior year. Total expenses increased $1,242,575 during the six months ended October 31, 2005 over the comparable period in 2004. In addition to the items noted above, interest expense increased $1,016,652 due to the accelerated conversions of the convertible notes payable, as discussed in Note 3 to the Condensed Notes to the Financial Statements. Additionally, other income, consisting of sub-rental income of $17,600 and interest income of $11,500, increased $26,522 from quarter ended October 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Synthetic Blood has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of October 31, 2005, we had $785,296 of total current assets and working capital of $671,356. Our practice is to invest excess cash in short-term money market investment instruments.

We have had and continue to have difficulty raising additional capital for research and development activities.

On July 13, 2005, the Company closed on a financing transaction with three private investors. In the transaction, the Company issued to the investors unsecured convertible debentures in the principal amount of approximately $1.85 million payable over a term of three years beginning 120 days following the closing of the financing, discounted on the date of issue at 10 percent. Proceeds to the Company after the original issue discount, commissions, and the investors’ professional fees were approximately $1,130,500.

Management believes that this new funding together with the Company’s cash and cash equivalents at October 31, 2005, will be sufficient to fund the Company’s clinical studies and general and administrative expenses until the first quarter of 2006.

We are in the pre-clinical and clinical trial stages in the development of our products. Under an Investigational New Drug application filed with the FDA, we completed Phase I clinical studies on Oxycyte in December 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte. Phase II clinical testing started earlier this year. We estimate the cost of pursuing our Phase II clinical trials in 2005 and 2006 at $8,000,000. Even if we are successful with our Phase II studies, we must then conduct Phase III clinical studies and, if they are successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other products, Fluorovent and the glucose biosensor, must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond the end of calendar year 2005 depends on obtaining outside financial resources, and there is no assurance we will succeed in obtaining the necessary resources.

Cash used in operating activities during the six months ended October 31, 2005 was $1,293,376, compared to $723,027 for the comparable period of the prior year. Operating activities consisted primarily of product research and development and the general operation of our corporate office. Cash used in operating activities is primarily dependent on the timing and extent of our research and development activities.

Cash used in investing activities during the six months ended October 31, 2005 was $35,570, compared to $81,142 for the comparable period of the prior year. Investing activities consisted primarily of the purchase of laboratory equipment and expenditures related to the Company’s patent rights. Synthetic Blood does not anticipate significant future capital expenditures in the near term.

Cash provided by financing activities during the six months ended October 31, 2005 was $1,452,230 compared to cash provided by financing activities of $612,000 for the comparable period of the prior year. Cash provided by financing activities consists primarily of the sale of our common stock to outside investors and proceeds from the sale of convertible debentures. As discussed earlier in this quarterly report, Synthetic Blood is attempting to raise additional funds that may take the form of equity or debt securities.

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

Long-Lived Assets - Our intangible assets consist of patents related to our various technologies. These assets are amortized on a straight-line method over their estimated useful life, which ranges from eight to ten years. We review these intangible assets for impairment on a quarterly basis in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At October 31, 2005, management believes no indications of impairment existed.

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

The Company has no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk. Our convertible debentures that are described elsewhere in this report bear a fixed interest rate, and therefore, are not subject to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation or controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

December 14, 2005	/s/ Robert W. Nicora
President and Chief Executive Officer

December 14, 2005	/s/ David H. Johnson
Chief Financial Officer (Chief Accounting Officer)