Form 10-Q
period 2006-01-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2006-03-17
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2006

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 14, 2006: 135,299,723 shares of common stock, par value $0.01.

FORM 10-Q

SYNTHETIC BLOOD INTERNATIONAL, INC.

INDEX

		Page

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Balance Sheets as of January 31, 2006 (unaudited) and April 30, 2005	3

	Statements of Operations for the Three Months and the Nine Months Ended January 31, 2006 and 2005, and for the Period From May 26, 1967 (inception) to January 31, 2006 (unaudited)	4

	Statements of Cash Flows for the Nine Months Ended January 31, 2006 and 2005, and for the Period From May 26, 1967 (inception) to January 31, 2006 (unaudited)	5

	Condensed Notes to Financial Statements	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3. Quantitative and Qualitative Disclosure About Market Risk	15

	Item 4. Controls and Procedures	15

PART II.	OTHER INFORMATION

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 6. Exhibits	16

	Signatures	16

Part I-Financial Information

ITEM 1.	FINANCIAL STATEMENTS.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

	January 31, 2006	April 30, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$152,653	$588,763
Prepaid expenses	139,742	77,686

Total Current Assets	292,395	666,449
Property and Equipment, net	333,279	384,278
Patents, net	155,643	211,618
Unamortized Bond Issuance Cost	141,125	—

	$922,442	$1,262,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$94,775	$269,975
Accrued liabilities	55,313	43,969

Total Current Liabilities	150,088	313,944

Convertible Debentures, net of discounts of $791,643 and $0, respectively	178,621	—

Stockholders’ Equity:
Preferred Stock, undesignated, authorized 10,000,000 shares, none issued or outstanding	—	—
Common Stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 134,113,545 and 125,659,918 shares	1,341,135	1,256,599
Additional paid-in capital	26,050,855	23,283,449
Deposits on common stock	—	140,833
Deferred compensation	(25,560)	(109,749)
Deficit accumulated during the development stage	(26,772,697)	(23,622,731)

Total Stockholders’ Equity	593,733	948,401

	$922,442	$1,262,345

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Deficit Accumulated During the Development Stage Through January 31, 2006	Three Months Ended January 31,		Nine Months Ended January 31,
		2005	2006	2006	2005
	(Unaudited)	(Unaudited)		(Unaudited)
Expenses:
Research and development	$10,418,152	$327,361	$304,987	$957,897	$834,068
General and administrative	15,615,944	333,559	588,308	1,004,926	1,135,210
Interest	1,419,619	220,324	—	1,236,976	—

Total Expense	27,453,715	881,244	893,295	3,199,799	1,969,278
Other Income	(681,018)	(20,707)	(4,799)	(49,833)	(7,401)

NET LOSS	$(26,772,697)	$(860,537)	$(888,496)	$(3,149,966)	$(1,961,877)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.006)	$(0.007)	$(0.024)	$(0.017)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		133,226,971	120,908,287	129,897,500	116,659,887

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Period From May 26, 1967 (inception) to January 31, 2006	Nine Months Ended January 31,
		2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,772,697)	$(3,149,966)	$(1,961,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,137,649	123,731	81,282
Amortization of deferred compensation	309,190	84,189	100,025
Amortization of discounts on convertible notes	1,236,978	1,236,976	—
Settlement of vendor dispute	(39,000)	(39,000)	—
Loss on disposal and write-down of property and equipment and other assets	215,773	65,364	—
Compensatory stock options/warrants issued	2,229,263	—	311,000
Issuance of stock below market value	695,248	—	—
Contribution of capital through services rendered by stockholders	216,851	—	—
Issuance of stock for services rendered	1,265,279	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(108,742)	(31,056)	12,082
Accounts payable and accrued liabilities	365,678	(124,856)	67,817

Net cash used in operating activities	(19,248,530)	(1,834,618)	(1,389,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,099,360)	(21,787)	(71,231)
Purchase of other assets	(662,416)	(32,109)	(35,054)

Net cash used in investing activities	(1,761,776)	(53,896)	(106,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses	18,617,519	321,904	2,244,500
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from notes, debentures and other obligations	2,571,065	1,295,000	—
Payments on notes and capital lease obligations	(717,300)	—	—
Bond issue costs	(164,500)	(164,500)	—

Net cash provided by financing activities	21,162,959	1,452,404	2,244,500

Net change in cash and cash equivalents	152,653	(436,110)	748,544
Cash and cash equivalents, beginning of period	—	588,763	302,310

Cash and cash equivalents, end of period	$153,653	$152,653	$1,050,854

Cash paid for: Interest	$143,129	$—	$—

Taxes	$18,825	$1,825	$1,550

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS - CONTINUED

Non-cash financing activities during the nine months ended January 31, 2006:

(1)	As further disclosed in Note 3 to the condensed financial statements, in connection with the sale of $1,850,000 of convertible debentures. The Company recorded original issue discount of $555,000, discount of $525,000 related to the value of warrants issued in the transaction, and additional discount of $770,000 related to the value of the beneficial conversion feature.

(2)	The Company made principal payments on its convertible notes payable of $219,000 through the issuance of 2,120,900 shares of common stock and note holders converted $839,357 of convertible debentures into 3,815,260 shares of common stock.

(3)	The Company recorded deferred offering costs of $31,000 through the issuance of 2,000,000 warrants for capital raising services.

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of January 31, 2006, and the results of its operations for the three months and the nine months ended January 31, 2006 and 2005, and for the period from May 26, 1967 (inception) to January 31, 2006, and its cash flows for the nine months ended January 31, 2006 and 2005, and for the period from May 26, 1967 (inception) to January 31, 2006. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2005 filed with the Commission on August 15, 2005.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at January 31, 2006, has an accumulated deficit of $26,772,697, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future. Since the Company is in the pre-clinical and clinical trial stages of its products, these products must undergo considerable development and testing prior to submission to the FDA for approval to market the products. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing sufficient to fund the required additional development and testing and to meet its obligations on a timely basis. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all outstanding and unvested employee awards:

	Nine Months Ended January 31, 2006	Nine Months Ended January 31, 2005
Net loss, as reported	$(3,149,966)	$(1,961,877)
Add: stock-based employee compensation expenses	84,189	100,025
Deduct: fair value based employee compensation expenses	(135,615)	(217,972)

Pro forma net loss	$(3,201,392)	$(2,079,824)

Net loss per share:
As reported	$(0.024)	$(0.017)

Pro forma	$(0.025)	$(0.018)

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Currently, the Company uses the intrinsic value method of APB Opinion No. 25 to value share-based options granted to employees and board members. The new standard requires the expensing of all share-based compensation, including options, using the fair value-based method. The effective date of this standard for the Company will be May 1, 2006. Management is currently assessing the impact that this new standard will have on the Company’s financial statements and expects that non-cash stock-based compensation charges will increase upon adoption of this standard.

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

In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible debentures and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $770,000 to the convertible debentures and $525,000 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible debentures contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible debentures to the common stock purchase warrants. Because the calculated beneficial conversion amount exceeded the remaining net carrying value of the convertible debentures, the beneficial conversion was recorded in an amount equal to the remaining net carrying value of the convertible debentures of $770,000 with a corresponding amount recorded as additional paid-in-capital. The amounts recorded for the original issue discount, common stock purchase warrants and the beneficial conversion feature will be amortized as interest expense over the terms of the convertible debentures.

During the quarter ended January 31, 2006, the private investors elected to convert $26,000 of the convertible debentures into 118,182 shares of common stock at $0.22 per share. In addition, the Company made principal payments of $132,369 through the issuance of 1,616,352 shares of common stock. For the nine months ended January 31, 2006, the private investors elected to convert $839,357 of the convertible debentures into 3,815,260 shares of common stock at $0.22 per share and the Company made principal payments of $219,000 through the issuance of 2,120,900 shares of common stock.

Interest charges associated with the convertible debentures, including amortization of the original issue discount, common stock purchase warrant value and the beneficial conversion feature, aggregated $220,324 and $1,236,976 during the three months and nine months ended January 31, 2006, respectively.

4.	RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2006 and 2005, the Company paid $17,334 and $24,075, respectively, and during the nine months ended January 31, 2006 and 2005, the Company paid $49,434 and $77,235, respectively, to a specialty contract manufacturer of pharmaceutical products to manufacture Oxycyte, the Company’s perfluorocarbon-based blood substitute and therapuetic oxygen carrier, for upcoming clinical trials. An officer of the Company is a minority shareholder and director of this specialty manufacturer. At January 31, 2006, the Company had no outstanding purchase orders with this specialty manufacturer.

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

Synthetic Blood developed Oxycyte as a synthetic blood substitute and therapeutic oxygen carrier. We received approval of our Investigational New Drug application filed with the U.S. Food and Drug Administration (FDA) in 2003 and completed a Phase I safety study in normal volunteers in December 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte.

Enrollment started last year in a Phase II orthopedic surgery trial, and five study sites have been qualified and approved to participate in this study. In this first Phase II trial we are evaluating both efficacy and safety in the prevention of tissue hypoxia (the effects of reduced oxygen levels) in hip surgery patients who experience mild to moderate blood loss during surgery. While blood transfusions are typically not given during such procedures, blood loss may result in postoperative complications caused by tissue hypoxia. Three study sites have enrolled 12 patients in this study. This is less than expected, so enrollment has been temporarily put on hold so resources can be refocused on shorter term Phase II trials.

An eight patient proof of concept Phase II Oxycyte study in patients with brain ischemia due to severe head injury has been approved and enrollment is expected to start in the first quarter of 2006. A 20 patient proof of concept Phase II Oxycyte trial in patients in sickle cell crisis has been started but was put on clinical hold by the FDA for requested protocol changes. Enrollment in this trial is expected to start in the second quarter of 2006. The results of these studies are expected to be available in the second or third quarter of 2006. In addition to these studies, our future clinical development plans include testing Oxycyte in acute myocardial ischemia, high blood loss surgery, coronary bypass surgery, stroke, myocardial infarction, malignant tumors and decompression sickness.

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

RESULTS OF OPERATIONS

Three months ended January 31, 2006 and 2005

Research and Development expenses for the three months ended January 31, 2006 were $327,361, compared to $304,987 for the same period in the prior year. During the quarter ended January 31, 2006, we continued to concentrate our research activities on our Oxycyte product that included Phase II clinical trials. Phase II expenses totaled $97,991 for the quarter ended January 31, 2006, compared to $22,500 for the quarter ended January 31, 2005. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the three months ended January 31, 2006 were $333,559, compared to $588,308 for the same period in the prior year. General office and operating expenses have remained relatively constant for the quarters ended January 31, 2006 and 2005, with the exception of decreased investor relations expenses of $312,000 related to the granting of stock warrants in consideration for a delayed registration of stock in the previous year, offset by increases in amortization of bond issue costs of $14,100 and the acceleration of $31,100 of unamortized costs related to the termination of a patent agreement in the current quarter.

The net loss for the three months ended January 31, 2006 was $860,537 compared to a net loss of $888,496 for the same period in the prior year. Total expenses decreased $12,051 during the three months ended January 31, 2006 over the comparable period in 2005. In addition to the items noted above, interest expense increased $220,324 due to the accelerated conversions of the convertible notes payable and the related amortization of associated debt discounts, as discussed in Note 3 to the Condensed Notes to the Financial Statements. Additionally, other income, consisting principally of sub-rental income of $17,600 and interest income of $3,000, increased $15,908 from the quarter ended January 31, 2005.

Nine months ended January 31, 2006 and 2005

Research and Development expenses for the nine months ended January 31, 2006 were $957,897, compared to $834,068 for the same period in the prior year. During the nine months ended January 31, 2006, we continued to concentrate our research activities on our Oxycyte product that included Phase II clinical trials. Phase II expenses totaled $292,317 for the nine months ended January 31, 2006, compared to $93,480 for the nine months ended January 31, 2005. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the nine months ended January 31, 2006 were $1,004,926, compared to $1,135,210 for the same period in the prior year. General office and operating expenses have remained relatively constant for the nine months ended January 31, 2006 and 2005, with the exception of decreased investor relations expenses of $184,000 related principally to the granting of stock warrants in consideration for a delayed registration of stock in the previous year, offset by increases in amortization of bond issue costs of $28,200 and the acceleration of $65,400 of unamortized costs related to the termination of a patent agreement in the current period.

The net loss for the nine months ended January 31, 2006 was $3,149,966, compared to a net loss of $1,961,877 for the same period in the prior year. Total expenses increased $1,230,521 during the nine months ended January 31, 2006 over the comparable period in 2005. In addition to the items noted above, interest expense increased $1,236,976 due to the accelerated conversions of the convertible notes payable and the related amortization of associated debt discounts, as discussed in Note 3 to the Condensed Notes to the Financial Statements. Other income, consisting of sub-rental income of $35,400 and interest income of $14,500, increased $42,432 from the nine months ended January 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Synthetic Blood has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of January 31, 2006, we had $292,395 of total current assets and working capital of $142,307. Our practice is to invest excess cash in short-term money market investment instruments.

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

Management believes that this new funding together with the Company’s cash and cash equivalents at January 31, 2006, will be sufficient to fund the Company’s clinical studies and general and administrative expenses until the first quarter of 2006. Currently, the

Company has not obtained funding beyond the first quarter of 2006. The Company has received a financing term sheet and is currently negotiating with the investors. There can, however, be no assurance that a new financing agreement will result from these negotiations. If funding is not obtained, the Company will have to curtail or cease operations until additional capital is secured.

We are in the pre-clinical and clinical trial stages in the development of our products. Under an Investigational New Drug application filed with the FDA, we completed Phase I clinical studies on Oxycyte in December 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte. Phase II clinical testing started earlier this year. We estimate the additional cost of pursuing our Phase II clinical trials in 2006 and 2007 to approximate $8,000,000. Even if we are successful with our Phase II studies, we must then conduct Phase III clinical studies and, if they are successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other products, Fluorovent and the glucose biosensor, must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond the end of the first quarter of 2006 depends on obtaining outside financial resources, and there is no assurance we will succeed in obtaining the necessary resources.

Cash used in operating activities during the nine months ended January 31, 2006 was $1,834,618, compared to $1,389,671 for the comparable period of the prior year. Operating activities consisted primarily of product research and development and the general operation of our corporate office. Cash used in operating activities is primarily dependent on the timing and extent of our research and development activities.

Cash used in investing activities during the nine months ended January 31, 2006 was $53,896, compared to $106,285 for the comparable period of the prior year. Investing activities consisted primarily of the purchase of laboratory equipment and expenditures related to the Company’s patent rights. Synthetic Blood does not anticipate significant future capital expenditures in the near term.

Cash provided by financing activities during the nine months ended January 31, 2006 was $1,452,404 compared to cash provided by financing activities of $2,244,500 for the comparable period of the prior year. Cash provided by financing activities consists primarily of the sale of our common stock to outside investors and proceeds from the sale of convertible debentures. As discussed earlier in this quarterly report, Synthetic Blood is attempting to raise additional funds that may take the form of equity or debt securities.

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

Long-Lived Assets - Our intangible assets consist of patents related to our various technologies. These assets are amortized on a straight-line method over their estimated useful life, which ranges from eight to ten years. We review these intangible assets for impairment on a quarterly basis in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At January 31, 2006, management believes no indications of impairment existed.

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

Part II-Other Information

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended January 31, 2006, the Company issued warrants for the purchase of 2,000,000 shares of the Company’s common stock to a foreign individual in with connection capital raising services to be provided to the Company. The warrants have an exercise price of $0.242 per share and expire in December 2006. Based on a Black-Scholes analysis, the warrants had an estimated fair value of $31,000 on the date of grant, which has been recorded as Deferred Expenses to be deducted from the proceeds of the capital raised. The warrants were issued in reliance on the exemption from registration provided for in Regulation S adopted under the Securities Act of 1933.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

March 16, 2006	/s/ Robert W. Nicora
President and Chief Executive Officer

March 16, 2006	/s/ David H. Johnson
Chief Financial Officer
(Chief Accounting Officer)