Form 10-K
period 2006-04-30
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2006-07-28
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer  ☐                Accelerated Filer  ☐                Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $20,407,632.

The number of shares outstanding of the registrant’s class of $0.01 par value common stock as of July 15, 2006 was 137,244,072.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

All statements contained in this report, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including plans for clinical tests and other such matters pertaining to testing and development products, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks discussed elsewhere in this report that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed or implied by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of filing of this report or to conform such statements to actual results.

PART I

ITEM 1 - BUSINESS

General

Synthetic Blood International, Inc. is engaged in the business of developing biotechnology products. We are currently focusing on developing Oxycyte™, a product we believe is a safe and effective alternative to transfused blood for use in surgical and similar medical situations. In addition, we also have under development Fluorovent™, an oxygen exchange fluid for facilitating the treatment of lung conditions, and a biosensor implant product that uses an enzyme process for measuring the glucose level in subcutaneous fluid.

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

Fluorovent and our biosensor implant are still at the animal testing stage and we have not filed any applications with the FDA for human testing of these products. Since we will likely devote less of our time and resources to advancing these products because of the priority placed on Oxycyte, we do not expect we will be in a position to file any applications for these products with the FDA in the near future.

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

In addition to the foregoing applications for which blood is currently used, there exist potential sources of demand for which blood is not currently utilized and for which Oxycyte may be suitable. These include applications in which the required blood type is not immediately available or in which transfusions are desirable but not given for fear of a transfusion reaction due to difficulty in identifying compatible blood. For example, we believe emergicenters and surgicenters both experience events where an oxygen-carrying fluid may be useful. We also believe Oxycyte may be used by emergency medical technicians in ambulances, medical helicopters and other pre-hospital settings. In addition, the military has expressed a high level of interest in oxygen-carrying products for the resuscitation of battlefield casualties.

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

After receiving clearance from the FDA, we conducted a Phase I clinical study on Oxycyte, which was completed in December 2003. We submitted a report on the results, which were in line with our expectations, to the FDA along with a Phase II protocol in 2004. The FDA approved the protocol, and the trial started in the fourth quarter of 2004. Phase II clinical trials are expected to continue through the end of 2006 and into 2007.

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

Several companies have developed or are in the process of developing technologies that are, or in the future may be, the basis for products that will compete with Oxycyte. We are aware of five other products at various stages of development that are intended to achieve the same result as Oxycyte. Three of these products are based on hemoglobin derivates, two from outdated human blood and the third from bovine blood. One product is also based on perfluorocarbon and the other on nanobubble oxygen technology. None of these products is approved for use in the United States. The bovine-source hemoglobin-based oxygen-carrier has been approved for human use in South Africa and a Biologics License Application, or BLA, was submitted to the FDA for its use in the United States, and it was not approved and no clinical trials in the United States are currently underway. The human hemoglobin based products are in clinical trials, one in Phase II surgical trials and the other in Phase III testing for emergency and traumatic blood loss applications. Phase III clinical trials on the other perfluorocarbon product were halted in 2001 and have not resumed.

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

Implanted glucose biosensor

We have developed an implanted glucose biosensor to monitor blood glucose. Termed a biosensor because it utilizes an enzyme specific for glucose, we believe it will provide glucose measurement significantly more accurate than possible from current portable measuring devices. Once implanted in subcutaneous tissue during a simple outpatient procedure, the biosensor provides continuous monitoring of glucose levels. A radio frequency signal from the implanted biosensor is transmitted to an external receiving device the size of a pager that displays glucose levels as a digital readout, has high and low glucose alarms, and stores data for downloading at the physician’s office. The external device can also be programmed to monitor glucose according to a preset schedule. It is anticipated the implant life of the biosensor will exceed one year. Further development of this product is currently on hold until we obtain additional financing.

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

Our patents and intellectual property

Perfluorocarbon products

We hold four U.S. patents (5,674,913; 5,824,703; 5,840,767; 6,167,887), three Australian patents (690,277; 722,417; 759,557), two Canadian Patents (2,239,170; 2,311,122) and, one European patent (EPO 8697678B1) pertaining to the use and application of perfluorocarbons as gas transport agents in blood substitutes and liquid ventilation. Additionally, through an exclusive supply agreement with our perfluorocarbon supplier, we benefit from eight perfluorocarbon manufacturing process patents that further protect the perfluorocarbons contained in our products.

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

Employees

We currently employ six individuals, three of whom are scientific personnel; two are executives, and one office manager/bookkeeper. Our employees are not represented by a union or any other form of collective bargaining unit.

ITEM 1A - RISK FACTORS

The following is a discussion of risks we believe to be significant with respect to our business, operations, financial condition, and other matters pertaining to an investment in our common stock. It is not possible to anticipate or predict every risk that may, in the future, prove to have a significant affect on Synthetic Blood. Additional risks, including those that are currently not known to us or that we currently deem immaterial, may also impair our prospects and business operations.

We will need to raise additional capital to continue our business.

We do not have the working capital necessary to fund our operations in fiscal year 2007. We need financing immediately to cover administrative expenses and on-going expenses of testing Oxycyte. Management is actively seeking additional sources of equity and/or debt financing; however there is no assurance that any additional funding will be available. Should we be unable to obtain additional financing to meet our short-term needs, we may be forced to cease operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

As a result of the foregoing circumstances our independent registered public accounting firm has, and is likely in the future to, include an explanatory paragraph in their audit opinions based on uncertainty regarding our ability to continue as a going concern. An audit opinion of this type may interfere with our ability to issue our securities to the public or in private transactions. Any additional funding derived from the sale of equity securities may result in significant dilution to our existing stockholders.

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

We completed Phase I clinical trials on Oxycyte in December 2003, and started Phase II clinical testing in the fourth quarter of 2004. If we are successful with our Phase II trials (of which there is no assurance) we will need to conduct Phase III trials. All of these clinical trials and testing will be expensive and time-consuming and the timing of the FDA review process is uncertain. The FDA or we may in the future suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks. We cannot ensure that we will be able to complete our clinical trials successfully or obtain FDA approval of Oxycyte, or that FDA approval, if obtained, will not include limitations on the indicated uses for which Oxycyte may be marketed. Our business, financial condition and results of operations are critically dependent on receiving FDA approval of Oxycyte. A significant delay in our planned clinical trials or a failure to achieve FDA approval would have a material adverse effect on us and could result in the cessation of our business.

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

Additional laws and regulations may also be enacted that could prevent or delay regulatory approval of Oxycyte, including laws or regulations relating to the price or cost-effectiveness of medical products. Any delay or failure to achieve regulatory approval of commercial sales of Oxycyte is likely to have a material adverse effect on our financial condition.

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

We are a development stage company without revenues or profits, which raises doubt about our ability to continue as a going concern.

Synthetic Blood began research and development activities in 1990 and is a development stage company. We have been engaged for the past 16 years in the development and testing of Oxycyte, Fluorovent, and our glucose biosensor. No revenues have been generated to date from commercial sales of any of our products. Our revenues to date have consisted solely of interest earned on funds held until applied in the development of our products. At April 30, 2006 our accumulated deficit during the development stage is $27,689,324. We will require substantial amounts of outside financing to fund future testing and development of our products. We cannot ensure that our clinical testing will be successful, that regulatory approval of Oxycyte or any of our other products will be obtained, that Oxycyte or any of our other products can be manufactured at an acceptable cost and in appropriate quantities, or that there will be a viable market for any of our products. The foregoing factors raise substantial doubt about our ability to continue as a going concern.

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

During fiscal year ended April 30, 2006, we incurred a net loss of $4.1 million, and we incurred net losses of $2.7 million in fiscal year 2005 and $2.2 million in fiscal year 2004. We will not generate operating revenue unless and until one of our products is approved for commercial sale and sales activity begins. We will require substantial additional funds to complete clinical trials, pursue regulatory approval for our products, establish commercial scale manufacturing capabilities, and establish marketing, sales, and administrative capabilities. Expenditures for these purposes will result in substantial losses for at least the next several years. The expense and the time required to realize any product revenues or profitability are highly uncertain. We cannot ensure that we will be able to achieve product revenues or profitability on a sustained basis, or at all, and we may be unable to ever establish Synthetic Blood as a going concern.

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

The authorized capital stock of the Company consists of an aggregate of 200 million shares of common stock, of which 136,589,119 shares are issued and outstanding as of April 30, 2006 and approximately 47.2 million shares are reserved for issuance upon conversion or exercise of issued and outstanding debentures, options, and warrants. Of the reserved shares, approximately 16.9 million are shares that are registered for resale in the public market under the Securities Act of 1933 and are issuable on conversion or exercise of outstanding debentures and warrants. The substantial number of shares available now and that may become available in the future for sale in the public market could cause the market price of our common stock to decline or have a depressive effect on the market price.

ITEM 1B - UNRESOLVED STAFF COMMENTS

We have not received any comments from the Securities and Exchange Commission that remain unresolved.

ITEM 2 - PROPERTIES

Synthetic Blood owns no real property and currently leases, on a month to month basis, its principal administrative and laboratory facilities at 3189 Airway Avenue, Building C, Costa Mesa, California 92626. The current rent is approximately $15,300 per month.

ITEM 3 - LEGAL PROCEEDINGS

Synthetic Blood is not presently involved in any legal proceedings and was not involved in any such proceedings during fiscal year 2006.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended April 30, 2006.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market price, number of shareholders, and dividend policy

Quotations for the common stock of Synthetic Blood are reported on the OTC Electronic Bulletin Board. The over-the-counter quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. For the past two fiscal years, the minimum bid and highest ask prices were:

	2006		2005
Quarter	Low	High	Low	High
1st	$0.19	$0.30	$0.28	$0.52
2nd	$0.13	$0.23	$0.23	$0.43
3rd	$0.09	$0.17	$0.20	$0.29
4th	$0.06	$0.25	$0.21	$0.41

At July 15, 2006 we had approximately 1,343 shareholders of record.

Since inception of Synthetic Blood, no dividends have been paid on the common stock. Synthetic Blood intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,675,000		$.0236	1,105,000
Equity compensation plans not approved by security holders	3,260,000	(1)	$.0147	0
Total	5,935,000		$.0187	1,105,000

(1)	This figure includes options issued to officers and employees under individual compensation arrangements. The figure also includes options issued to directors for board and committee service that were approved by the board of directors.

Repurchases of common stock

There were no repurchases of equity securities by Synthetic Blood in the fourth fiscal quarter that ended April 30, 2006.

ITEM 6 - SELECTED FINANCIAL DATA

	April 30, 2006	April 30, 2005	April 30, 2004	April 30, 2003	April 30, 2002
Statement of Operations Data:
Other Income	$67,872	$11,814	$18,002	$48,558	$130,288
Total expenses	$4,134,465	$2,684,612	$2,267,205	$2,275,895	$3,618,101
Net loss	$(4,006,593)	$(2,672,798)	$(2,249,203)	$(2,227,337)	$(3,487,813)
Weighted average number of shares outstanding, basic and diluted	131,187,581	118,841,402	95,327,891	88,651,158	87,198,320
Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.02)	$(0.03)	$(0.04)
Balance Sheet Data:
Cash	$382	$588,763	$302,310	$178,442	$2,424,015
Working capital	$(269,965)	$352,505	$127,592	$236,869	$2,352,474
Total assets	$610,788	$1,262,345	$1,047,979	$914,905	$3,275,820
Total liabilities	$424,572	$313,944	$293,698	$14,533	$179,078
Stockholders’ equity	$186,216	$948,401	$754,281	$900,372	$3,096,742

ITEM 7 - MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of financial condition and results of operations of Synthetic Blood for the fiscal years ended April 30, 2006, 2005, and 2004. This discussion and analysis should be read in conjunction with the section entitled “Item 6 - Selected Financial Data” and the financial statements and notes thereto included elsewhere herein.

Overview

Since 1990, Synthetic Blood has pursued the development of medical products based on perfluorocarbon technology. These products include Oxycyte™, a synthetic blood substitute, and Fluorovent™, an oxygen exchange fluid for facilitating the treatment of lung conditions. Since 1993 Synthetic Blood has also pursued development of a glucose biosensor implant.

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

Five clinical sites have received local Institutional Review Board (IRB) approval to participate in the first Phase II trial with Oxycyte. In this first Phase II trial we are evaluating both efficacy and safety in the prevention of tissue hypoxia (the effects of reduced oxygen levels) in hip surgery patients who experience mild to moderate blood loss during surgery. While blood transfusions are typically not given during such procedures, blood loss may result in postoperative complications caused by tissue hypoxia. We are now actively screening and enrolling patients for this trial, and plan to enroll 30 patients. One-half of these patients will be treated with Oxycyte and the others will serve as a control group. We expect to complete this study and report our findings in 2007.

A Phase II trial in severe brain injury patients was started in 2006, and 6 of a total of 8 patients have been enrolled and treated. A Phase II protocol for a study in patients with sickle cell disease has been submitted to the FDA but is on clinical hold for revisions. Our future plans include testing Oxycyte in stroke, myocardial infarction, malignant tumors, trauma, coronary bypass surgery and decompression sickness. We expect Phase II studies will continue over at least the next two years, after which Phase III studies may be able to commence depending on results of Phase II trials, the development of acceptable protocols for Phase III trials, and the availability of financial and other resources to purse the Phase II trials.

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

Results of operations

Fiscal year 2006 compared to fiscal year 2005

For the fiscal year ended April 30, 2006, other income increased to $67,872 from $11,814 in the fiscal year ended April 30, 2005. Other income consists principally of rental and interest income. The increase is attributed to a sublease agreement entered into during the current period.

General and administrative expenses of $1,274,014 for fiscal year 2006 decreased $133,473 or 9 percent over fiscal year 2005 expenses of $1,407,487. General office and operating expenses have remained relatively constant from fiscal 2005 to 2006. Although Synthetic Blood recorded a loss on the sale and write-off of patent assets of $59,000, these expenses were offset by decreases in administrative expenses of $311,000 related to the granting of stock warrants in consideration for a delayed registration of stock in the previous year and a reduction in professional fees of $77,000.

Research and development expenses decreased from $1,277,125 for the fiscal year ended April 30, 2005, to $1,204,577 for the fiscal year ended April 30, 2006. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our three developmental products. We have increased expenditures relating to Oxycyte™ as the product entered Phase II clinical trials while decreasing expenditures on our two other products, whose development is currently on hold. We intend to continue Phase II clinical trials in fiscal year 2006 and into 2007 and perhaps begin Phase III trials by beginning of

2008, if we obtain regulatory approval, so it should be expected that our expenditures on Oxycyte™ will continue to increase.

Interest charges associated with the convertible debentures, including amortization of the original issue discount, debt issue costs, common stock purchase warrant value and the beneficial conversion feature, and notes payable aggregated $1,655,874 for the year ended April 30, 2006.

For the year ended April 30, 2006, we incurred a loss of $4,066,593 compared to a loss of $2,672,798 for the previous fiscal year.

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

For the year ended April 30, 2005, we incurred a loss of $2,672,798 compared to a loss of $2,249,203 for the year ended April 30, 2004.

Quarterly results of operations

The following table presents Synthetic Blood’s operating results for each of the eight fiscal quarters in the two-year period ended April 30, 2006. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Form 10-K.

Statements of operations data (unaudited):

	Three Months Ended
	April 30, 2006	January 31, 2006	October 31, 2005	July 31, 2005	April 30, 2005	January 31, 2005	October 31, 2004	July 31, 2004
Research and development expenses	$246,681	$327,361	$290,362	$340,173	$443,058	$304,987	$309,614	$219,466
General and administrative expenses	269,088	333,559	395,700	275,667	272,279	588,308	291,286	255,614
Interest	418,898	220,324	1,016,652	—	—	—	—	—

Total expenses	934,667	881,244	1,702,714	615,840	715,337	893,295	600,900	475,080
Other (Income) Expense	(18,040)	(20,707)	(25,633)	(3,492)	(4,413)	(4,799)	(944)	(1,658)

Net loss	$(916,627)	$(860,537)	$(1,677,081)	$(612,348)	$(710,924)	$888,496)	$(599,956)	$(473,422)

Net loss per share, basic and diluted	$(0.006)	$(0.006)	$(0.013)	$(0.005)	$(0.006)	$(0.007)	$(0.005)	$(0.004)

Weighted average shares outstanding, basic and diluted	135,188,280	133,226,971	130,153,437	126,312,092	125,606,547	120,908,287	115,262,499	113,808,876

Liquidity, capital resources and plan of operation

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of April 30, 2006, we had $154,607 in total current assets and negative working capital of $269,965, compared to $666,449 in total current assets and working capital of $352,505 as of April 30, 2005.

In July 2005, Synthetic Blood closed on a financing transaction with four private investors. In the transaction Synthetic Blood issued to the investors unsecured convertible debentures in the principal amount of approximately $1.85 million payable over a term of three years beginning 120 days following the closing of the financing discounted on the date of issue at 10 percent per annum. Net proceeds to Synthetic Blood after the original issue discount, commissions, and the investors’ professional fees was approximately $1,145,500. The principal amount of the debentures is convertible to common stock at any time at the election of the holder at a rate of one common share for each $0.22 of principal. Synthetic Blood may, at its option and subject to certain conditions, make monthly payments on the debentures in common stock priced at the lower of $0.22 or 80 percent of the volume weighted average price for the common stock over the five trading days prior to the payment date. Synthetic Blood also issued to the investors warrants to purchase up to 8,409,083 of shares of common stock exercisable during a term of three years at an exercise price of $0.242 per share. The shares of common stock underlying the securities sold in this financing transaction have been registered for resale under the Securities Act of 1933. As of July 11, 2006, the last payment date of the debentures, a total of $1,384,795 in principal amount of the debentures was paid through the issuance of 8,411,734 shares of Synthetic Blood common stock, so that $465,215 in principal amount of the debentures remained outstanding on that date. If for any reason Synthetic Blood is unable to make payment of the debentures through issuance of its common stock, it would be required to make such payment with cash, which would place a severe burden on Synthetic Blood’s limited cash and could result in a default on the debenture obligations.

During the year ended April 30, 2006, net cash provided by financing activities was $1,616,154, primarily from the issuance of convertible debentures. Net cash of $2,148,357 was used to fund operating activities and $56,178 was used for investing activities, primarily for the purchase of additional laboratory equipment and additional patent expenditures. Consequently, our cash and cash equivalents decreased from $588,763 at April 30, 2005 to $382 at April 30, 2006. We do not have any lines of credit or other borrowing arrangements with lenders.

We are in the pre-clinical and clinical trial stages in the development of our products. Under an Investigational New Drug application filed with the FDA, we completed Phase I clinical studies on Oxycyte in December 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte. We submitted a report to the FDA along with a Phase II protocol, received FDA approval, and started Phase II testing in the fourth quarter of 2004, which is expected to continue through 2007. Even if we are successful with our Phase II study, we must then conduct a Phase III clinical study and, if that is successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other products, Fluorovent and the glucose biosensor, must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond 2006 depends on obtaining outside financial resources. There is no assurance that needed financing will occur or that we will succeed in obtaining the necessary resources.

We are entirely dependent on outside financing to continue our operations. We will not generate operating revenue unless and until one of our products is approved for commercial sale and sales activity begins. We will require substantial additional funds to complete clinical trials, pursue regulatory approval for our products, establish commercial scale manufacturing capabilities, and establish marketing, sales, and administrative capabilities. Expenditures for these purposes will result in substantial losses for at least the next several years. The expense and the time required to realize any product revenues or profitability are highly uncertain. We cannot ensure that we will be able to achieve product revenues or profitability on a sustained basis, or at all. The foregoing factors raise substantial doubt about our ability to continue as a going concern.

Subsequent to April 30, 2006 and through July 15, 2006, the Company received an additional $118,200 from the issuance of additional unsecured one-year notes payable. The notes were issued with a 9% original issue discount of totaling $11,690 and pay interest at 9% per year. In addition, the Company issued 2-year warrants to purchase 536,273 shares of common stock at $0.245 per share.

In addition, the Company issued $70,000 of unsecured one-year 18% notes payable and 2-year warrants to purchase 760,000 shares of common stock at $0.245 per share.

We do not have the working capital necessary to fund our operations in fiscal year 2007. We need financing immediately to cover administrative expenses and on-going expenses of testing Oxycyte. Management is actively seeking additional sources of equity and/or debt financing; however there is no assurance that any additional funding will be available. Should we be unable to obtain additional financing to meet our short-term needs, we may be forced to cease operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Stock-Based Compensation –

We account for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and, we account for stock-based nonemployee compensation under the fair value method required by Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”) and Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123 and SFAS 148 require pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants and require disclosure of option status on a more prominent and frequent basis. We account for stock options and warrants issued to nonemployees based on the fair value method, but have not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

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

Long-Lived Assets –

Our intangible assets consist of patents related to our various technologies. These assets are amortized on a straight-line method over their estimated useful life, which ranges from eight to ten years. We review these intangible assets for impairment in accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).Management believes no indications of impairment existed during fiscal year 2006.

Recent Accounting Pronouncements

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 also replaces the narrow exception for nonmonetary exchanges of similar productive assets with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”) previously required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS 153 did not have a significant impact on the Company’s overall results of operations or financial position.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces the Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”) and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 3”) to require retrospective application of changes in accounting principle to prior periods’ financial statements. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s financial statements.

The FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of SFAS No. 133 and 140 (“SFAS 155”) in February 2006. SFAS 155 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets . In summary, SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material effect on the Company’s financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, FASB Statement No. 140, Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006, and is not expected to have a material effect on the Company’s financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable, as management believes that the Company does not have instruments that are sensitive to market risk. Our debt instruments bear interest at fixed interest rates.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth at the end of this report beginning with the index to financial statements on page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

With the participation of management, Synthetic Blood’s chief executive officer and chief financial officer evaluated its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Synthetic Blood’s filing of its annual report on Form 10-K for the year ended April 30, 2006.

Subsequent to April 30, 2006, through the date of this filing on Form 10-K for the year ended April 30, 2006, there have been no significant changes in Synthetic Blood’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will be effective for the Company’s fiscal year ending April 30, 2008. In order to comply with the Act, the Company will undertake a comprehensive effort, which includes documentation and testing of the design and operation of its internal control using the guidelines established by Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of these activities, the Company may identify certain internal control matters that management believes should be improved. These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology system controls and additional monitoring controls. Although management does not believe that any of these matters will result in material weaknesses being identified in the Company’s internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

ITEM 9B - OTHER INFORMATION

There is no information to report under this item for the quarter ended April 30, 2006.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and executive officers

Our officers and directors manage our business. The following persons are the officers and directors of Synthetic Blood:

Name	Age	Position
Jonathan J. Spees	52	Director

Robert W. Nicora	66	President, Chief Executive Officer and Director

David Johnson	59	Chief Financial Officer and Director

Richard Kiral, PhD	64	Vice President, Research and Development

Roger Ekbom was a director of Synthetic Blood at April 30, 2006, however, Mr. Ekbom died in July 2006.

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

Compensation of directors

Synthetic Blood currently has one outside members of the Board of Directors. Each outside board member received compensation of $12,000 for fiscal year 2006 and options to purchase 10,000 shares of common stock exercisable over a term of ten years at an exercise price of $0.15 per share.

Board meetings and committees; Code of Ethics

In the fiscal year ended April 30, 2006, the Board of Directors of Synthetic Blood met four times and these meetings were attended by all of the directors. From time to time the directors also acted through written consents of the board.

The Audit Committee is the only standing committee of the board of directors. Mr. Spees is the sole member of the Audit Committee. The Audit Committee is responsible for financial reporting matters, internal controls, and compliance with Synthetic Blood’s financial policies, and meets with its independent registered public accounting firm when appropriate. The Audit Committee met four times in fiscal year 2006, and the director member of the committee attended the meetings. The Board has determined that Mr. Spees is an “audit committee financial expert” within the meaning of Item 401(h)(2) of Regulation S-K, and that he is “independent” under the definition set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

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

Section 16(a) filings

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors and persons who own more than ten percent of a class of its equity securities registered under Section 12 to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission. Synthetic Blood does not have a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, so its officers, directors, and ten percent stockholders are not required to, and do not, file such reports.

ITEM 11 - EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned for services rendered in all capacities to Synthetic Blood for the fiscal years ended April 30, 2006, 2005 and 2004, by the Company’s Chief Executive Officer and the other most highly compensated executive officers of Synthetic Blood (“Named Executive Officers”). This information includes the dollar amount of base salaries, bonus awards, stock options and all other compensation, if any, whether paid or deferred.

Summary compensation table

	Year	Annual Compensation		Long-term Compensation	All Other Compensation ($)(1)
Name and Position		Salary($)	Bonus($)	Securities Underlying Options/SARs(#)
Robert Nicora	2006	189,000	—	150,000	35,719
President	2005	189,000	—	150,000	32,197
	2004	186,750	40,000	150,000	34,571
Richard Kiral	2006	167,742	—	75,000	23,066
Vice President of	2005	167,000	15,000	75,000	26,394
Product Development	2004	166,768	—	75,000	22,005

(1)	Mr. Nicora and Mr. Kiral received a $6,600 car allowance plus medical premiums and retirement contributions paid for by Synthetic Blood.

Option grants

Synthetic Blood adopted a stock option plan in October 1999, which was ratified by a vote of the shareholders during fiscal year ended April 30, 2001. The 1999 plan provides for the granting of incentive and non-qualified options to officers, directors, consultants and key employees to purchase up to 4,000,000 shares of Synthetic Blood’s common stock at prices not less than the fair market value of the stock at the date of grant for incentive options. The option expiration dates are determined at the date of grant, but may not exceed ten years. The total number of options issued under the Plan at April 30, 2006 were 2,895,000 with a weighted average exercise price of $0.24.

In addition, Synthetic Blood has issued options outside the Plan. At April 30, 2006 the total non-qualified options outstanding were 3,040,000 with a weighted average exercise price of $0.14.

The following table summarizes certain information as of April 30, 2006 concerning the stock options granted to the Named Executive Officers during the fiscal year ended April 30, 2006. No stock appreciation rights, restricted stock awards or long-term performance awards have been granted as of the date hereof and no options have been exercised.

Option Grants in Last Fiscal Year

	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation of Option Terms (1)
					5%	10%
Robert Nicora President	150,000	57.7%	$0.22	August 2015	$20,754	$52,594
Richard Kiral Vice President	75,000	28.8%	$0.09	March 2016	$4,245	$10,758

(1)	Each option listed in the table vests over a three-year period and is exercisable over a ten-year period. The potential realizable value is calculated based on the ten-year term of the option at the time of grant. It is calculated based on assumed annualized rates of stock price appreciation from the exercise price at the date of grant of 5 percent and 10 percent (compounded annually) over the full term of the grant with appreciation determined as of the expiration date. The 5 percent and 10 percent assumed rates of appreciation are mandated by the Securities and Exchange Commission and do not represent Synthetic Blood’s estimate or projection of future common stock prices. Actual gains , if any, on stock options exercised are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in the table may not be achieved.

Aggregate Options Exercised in Last Fiscal Year and Year End Option Values

	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options At Fiscal Year End	Value of Unexercised In-the-Money Options at Fiscal Year End
			Exercisable/ Unexercisable	Exercisable/Unexercisable (1)
Robert Nicora President	None	None	1,200,000/ 300,000	$9,000/ $24,000
Richard Kiral Vice President	None	None	675,000/ 125,000	$5,500/ $0

(1)	Based on the closing sale price on the OTC Bulletin Board on the last day of the 2006 fiscal year of $0.16 less the option exercise price payable per share.

Employment contracts

During March 2002, the Board of Directors approved a three-year employment contract with Robert W. Nicora, as President and Chief Executive Officer. Mr. Nicora’s current base annual salary is $189,000 for the year ending July 2006 with minimum future annual increases of 5 percent and includes an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $500,000 life insurance payable by the corporation and payable to a beneficiary named by the insured, and the grant of 150,000 options annually. At the end of the contract, Mr. Nicora’s contract will renew automatically annually unless terminated by either party. Mr. Nicora’s employment agreement provides that he may, at his election, receive a severance payment equal to 299 percent of his average annual salary and bonuses received during the prior two-year period in the event of a change in control as defined.

On February 1, 2000 the Board of Directors approved a two-year employment contract with Richard Kiral, as Vice President of Product Development. Mr. Kiral’s current base annual salary is $167,000 for the year ending January 2007 and includes an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $200,000 life insurance payable by the corporation and payable to a beneficiary named by the insured, and the grant of an option for 75,000 shares annually. The contract will renew automatically annually unless terminated by either party. Mr. Kiral’s employment agreement provides that he is to receive a minimum severance payment equal to 9 months of his annual salary period in the event of a change in control as defined.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 15, 2006, the number and percentage of the outstanding shares of common stock and warrants and options that, according to the information supplied to Synthetic Blood, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of Synthetic Blood, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Common Shares	Percent of Class (1)
Principal stockholders
Andreas Camenzind (2) Ebmatingen, Switzerland	11,000,000	7.55%

Officers and directors
Jonathan Spees 1808 Marine St. Santa Monica, CA 90405	510,000	0.37%

Robert W. Nicora (3) 2535 Valencia Ave. Santa Ana, CA 92706	1,750,000	1.26%

David Johnson (3) 20470 Via Marwah Yorba Linda, CA 92886	200,000	0.15%

Richard Kiral (3) 25505 Nottingham Ct. Laguna Hills, CA 92653	800,000	0.58%

All officers and directors as a group (4 persons)	3,260,000	2.32%

(1)	These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his options, and percentage ownership of all officers and directors as a group assuming all purchase rights held by such individuals are exercised.

(2)	The figure for Mr. Camenzind includes warrants to purchase 500,000 common shares at a price of $0.20 per share which expire December 3, 2006, warrants to purchase 6,000,000 common shares at a price of $0.20 per share which expire September 30, 2007, and warrants to purchase 2,000,000 shares at a price of $0.245 per share that expire December 15, 2006.

(3)	These figures include vested options: for Mr. Nicora options to purchase 1,500,000 shares of common stock; for Mr. Johnson options to purchase 200,000 shares of common stock; for Mr. Kiral options to purchase 800,000 shares of common stock, and, for Mr. Spees options to purchase 510,000 shares of common stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended April 30, 2006, we paid $50,105 to PrimaPharm for the manufacture of Oxycyte used in clinical trials and testing. Richard Kiral, an officer of Synthetic Blood, is a director and minority stockholder of PrimaPharm.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND EXPENSES

The aggregate fees billed for professional services by Haskell & White LLP in 2006 and 2005 were as follows:

	2005	2006
Audit Fees	$44,270	$58,345
Tax Fees(1)	$4,430	$8,430

Total	$48,700	$66,775

(1)	Tax return and related service

It is our Board of Directors’ policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our independent registered public accounting firm. We believe that all audit engagement fees and terms and permitted non-audit services provided by our independent registered public accounting firm as described in the above table were approved in advance by our Board of Directors.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

(a)	Report of Independent Registered Public Accounting Firm.

(b)	Balance Sheets as of April 30, 2006 and 2005.

(c)	Statements of Operations for each of the three years in the period ended April 30, 2006 and for the period May 26, 1967 (Date of Inception) to April 30, 2006.

(d)	Statements of Stockholders’ Equity for each of the three years in the period ended April 30, 2006 and for the period May 26, 1967 (Date of Inception) to April 30, 2006.

(e)	Statements of Cash Flows for each of the three years in the period ended April 30, 2006 and for the period May 26, 1967 (Date of Inception) to April 30, 2006.

(f)	Notes to the Financial Statements.

INDEX TO EXHIBITS

Exhibit No.	Exhibits Required by Item 601 of Regulation S-K

3.1	Certificate of Incorporation, including all amendments (1)

3.2	Amended and Restated Bylaws (1)

10.1	Agreement with Leland C. Clark, Jr., Ph.D. dated November 20, 1992 with amendments, Assignment of Intellectual Property/ Employment (1)

10.2	Agreement between the Registrant and Keith R. Watson, Ph.D. Assignment of Invention (1)

10.3	Children’s Hospital Research Foundation License Agreement dated February 28, 2001 (1)

10.4	1999 Employee Stock Plan (1)

10.5	Form of Option issued to Executive Officers and Directors (1)

10.6	Form of Option issued to Employees (1)

10.7	Form of Warrant issued to Service Providers (1)(2)

10.8	Employment Agreement with Robert W. Nicora (1)

10.9	Employment Agreement with Richard Kiral (1)

10.10	Form of Offshore Securities Purchase Agreement – May 2004 (3)

10.11	Form of Series A Warrant issued in May 2004 (3)

10.12	Form of Series B Warrant issued in May 2004 (3)

10.13	Form of Series C Warrant issued in May 2004 (3)

10.14	Registration Rights Agreement dated May 13, 2004 (3)

10.15	Form of Warrant Issued to Overseas Investors – February 2005 (4)

10.16	Securities Purchase Agreement dated July 8, 2005, including all exhibits except for Exhibit D – Form of Legal Opinion, and excluding the Disclosure Schedules of Synthetic Blood (5)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These documents were filed as exhibits to the annual report on Form 10-K filed by Synthetic Blood with the Securities and Exchange Commission on August 13, 2004, and are incorporated herein by this reference.

(2)	This is the form of warrant to purchase common stock issued to certain service providers as follows:

Name	No. of shares	Exercise Price		Expiration
James Reavis	80,000 2,500	$ $	0.15 0.01	10/13/09 12/01/08
Robert J. Skalnik	17,476 5,769 7,143 2,500	$ $ $ $	0.01 0.01 0.01 0.01	12/29/05 01/12/06 09/06/06 12/02/08

(3)	These documents were filed as exhibits to the current report on Form 8-K filed by Synthetic Blood with the Securities and Exchange Commission on May 26, 2004, and are incorporated herein by this reference.

(4)	In February 2005, Synthetic Blood issued this instrument for the purchase of common stock at an exercise price of $0.40 per share that expires December 3, 2006 to the following persons in the amounts shown:

Markus Beck	1,000,000 shares
Andreas Camenzind	500,000 shares
Victor Dario	500,000 shares

Dusol Real Estate	2,000,000 shares
Aurelio Landolt	1,000,000 shares
Meier Simon	500,000 shares

This document was filed as an exhibit to the current report on Form 8-K filed by Synthetic Blood with the Securities and Exchange Commission on February 24, 2005, and is incorporated herein by this reference.

(5)	These documents were filed as exhibits to the current report on Form 8-K filed by Synthetic Blood with the Securities and Exchange Commission on July 14, 2005, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SYNTHETIC BLOOD INTERNATIONAL, INC.

July 27, 2006	By	/s/ Robert W. Nicora
Robert W. Nicora, Chief Executive Officer
(Principal Executive Officer)

July 27, 2006	By	/s/ David H. Johnson
David H. Johnson, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Jonathan Spees	Date: July 27, 2006
Jonathan Spees, Director

/s/ Robert W. Nicora	Date: July 27, 2006
Robert W. Nicora, Director

/s/ David H. Johnson	Date: July 27, 2006
David H. Johnson, Director

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act

By Registrants Which Have Not registered Securities Pursuant to Section 12 of the Act

No annual report to stockholders or proxy materials were disseminated to the stockholders of Synthetic Blood during the fiscal year ended April 30, 2006.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Synthetic Blood International, Inc.

We have audited the accompanying balance sheets of Synthetic Blood International, Inc. (a development stage enterprise) (the “Company”) as of April 30, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the three year period ended April 30, 2006, and for the period from inception, May 26, 1967, through April 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s statements of operations, stockholders’ equity and cash flows for the period from inception, May 26, 1967, through April 30, 2003, were audited by other auditors, whose report dated June 30, 2003, included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the period from inception, May 26, 1967, through April 30, 2003, reflect cumulative net losses of $18,700,730. The other auditors’ report has been furnished previously to us, and our opinion expressed herein, insofar as it relates to the amounts for such prior periods, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetic Blood International, Inc. as of April 30, 2006 and 2005, and the results of its operations and its cash flows for the three year period ended April 30, 2006, and for the period from inception, May 26, 1967, through April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise presently generating no revenues and the Company has a deficit accumulated during the development stage of $27,689,324. Further, the Company used cash in operations of $2,148,357 during the year ended April 30, 2006, and has no working capital available as of April 30, 2006. The Company will require substantial additional financing to fund operations and development until the necessary regulatory approvals are obtained, if ever. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HASKELL & WHITE LLP

Irvine, California

June 1, 2006, except for Note K,

as to which the date is July 15, 2006

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

April 30,

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$382	$588,763
Debt issue costs, net of accumulated amortization of $112,338 and none, respectively	78,012	—
Prepaid expenses and other current assets	76,213	77,686

Total current assets	154,607	666,449

PROPERTY AND EQUIPMENT
Laboratory equipment	688,713	730,811
Furniture and fixtures	31,696	31,696
Leasehold improvements	4,810	4,810

	725,219	767,317
Less accumulated depreciation	(426,849)	(383,039)

Property and equipment, net	298,370	384,278

PATENTS, net	157,811	211,618

	$610,788	$1,262,345

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

BALANCE SHEETS - CONTINUED

April 30,

	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$151,670	$269,975
Accrued expenses	81,813	43,969
Notes payable, net of unamortized discount of $149,662	14,794	—
Convertible debentures, net of unamortized discount of $288,921	176,295	—

Total current liabilities	424,572	313,944

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, undesignated; authorized 10,000,000 shares; none issued or outstanding at April 30, 2006 and 2005, respectively	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; 136,589,119 and 125,659,918 shares issued and outstanding at April 30, 2006 and 2005, respectively	1,365,891	1,256,599
Additional paid-in capital	26,525,480	23,283,449
Deposits on common stock	—	140,833
Deferred compensation	(15,831)	(109,749)
Deficit accumulated during the development stage	(27,689,324)	(23,622,731)

Total stockholders’ equity	186,216	948,401

	$610,788	$1,262,345

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

For the Three Years Ended April 30, 2006 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2006

	Period from May 26, 1967 (inception) to April 30, 2006	2006	2005	2004
EXPENSES
Research and development	$10,664,833	$1,204,577	$1,277,125	$1,266,423
General and administrative	15,885,034	1,274,014	1,407,487	1,000,782
Interest	1,838,517	1,655,874	—	—

Total expenses	28,388,384	4,134,465	2,684,612	2,267,205
OTHER INCOME	(699,060)	(67,872)	(11,814)	(18,002)

NET LOSS	$(27,689,324)	$(4,066,593)	$(2,672,798)	$(2,249,203)

NET LOSS PER SHARE - Basic and diluted		$(0.03)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted		131,187,581	118,841,402	95,327,891

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Years Ended April 30, 2006 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2006

	Common Stock		Additional paid-in capital	Deposits on common stock	Deferred compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
BALANCES, May 26, 1967	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	66,334,741	663,347	12,367,141	—	—	—	13,030,488
Issuance of common stock upon conversion of debentures	1,401,399	14,014	818,234	—	—	—	832,248
Issuance of common stock to employees and compensatory options	218,800	2,188	1,706,095	—	—	—	1,708,283
Issuance of common stock for services rendered	1,268,994	12,690	284,795	—	—	—	297,485
Issuance of common stock to officers to retire shareholder loans	1,044,450	10,444	177,556	—	—	—	188,000
Common stock issued in conjunction with funding agreements and services rendered	5,376,365	53,764	883,160	—	—	—	936,924
Common stock issued upon conversion of notes payable	4,766,820	47,668	637,607	—	—	—	685,275
Issuance of warrants and options	—	—	232,980	—	—	—	232,980
Exercise of warrants and options	5,372,305	53,724	588,177	—	—	—	641,901
Contributions of capital for cash and services rendered	—	—	65,700	—	—	—	65,700
Contribution of capital by shareholders	—	—	581,818	—	—	—	581,818
Issuance of common stock for promissory note	3,000,000	30,000	370,000	—	—	—	400,000
Net loss	—	—	—	—	—	(18,700,730)	(18,700,730)

Balances at April 30, 2003	88,783,874	887,839	18,713,263	—	—	(18,700,730)	900,372

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED

For the Three Years Ended April 30, 2006 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2006

	Common Stock		Additional paid-in capital	Deposits on common stock	Deferred Compensation	Deficit accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
Balances at April 30, 2003	88,783,874	$887,839	$18,713,263	$—	$—	$(18,700,730)	$900,372
Common stock issued for cash, net of offering costs	25,025,002	250,250	1,751,976	—	—	—	2,002,226
Issuance of stock options for services rendered	—	—	1,970	—	—	—	1,970
Compensation on options and warrants issued	—	—	241,750	—	(142,834)	—	98,916
Net loss	—	—	—	—	—	(2,249,203)	(2,249,203)

Balances at April 30, 2004	113,808,876	$1,138,089	$20,708,959	$—	$(142,834)	$(20,949,933)	$754,281
Issuance of common stock for:
Exercise of stock options	125,000	1,250	41,250	—	—	—	42,500
Cash proceeds, net of offering costs	11,726,042	117,260	2,127,240	—	—	—	2,244,500
Deposits received on common stock	—	—	—	140,833	—	—	140,833
Compensation on options and warrants issued	—	—	406,000	—	(95,000)	—	311,000
Amortization of deferred compensation	—	—	—	—	128,085	—	128,085
Net loss	—	—	—	—	—	(2,672,798)	(2,672,798)

Balances at April 30, 2005	125,659,918	$1,256,599	$23,283,449	$140,833	$(109,749)	$(23,622,731)	$948,401
Common stock issued for:
Exercise of stock options	17,467	175	—	—	—	—	175
Cash proceeds, net of offering costs	2,500,000	25,000	437,563	(140,833)	—	—	321,730
Warrants issued for services rendered	—	—	31,000	—	—	—	31,000
Common stock issued for convertible debt	8,411,734	84,117	1,300,668	—	—	—	1,384,785
Beneficial conversion on convertible debt	—	—	770,000	—	—	—	770,000
Options issued with debt instruments	—	—	702,800	—	—	—	702,800
Amortization of deferred compensation	—	—	—	—	93,918	—	93,918
Net loss	—	—	—	—	—	(4,066,593)	(4,066,593)

Balances at April 30, 2006	136,589,119	$1,365,891	$26,525,480	$—	$(15,831)	$(27,689,324)	$186,216

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the Three Years Ended April 30, 2006 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2006

	Period from May 26, 1967 (inception) to April 30, 2006	2006	2005	2004
Cash flows from operating activities:
Net loss	$(27,689,324)	$(4,066,593)	$(2,672,798)	$(2,249,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,183,253	169,335	137,717	141,712
Amortization of deferred compensation	320,919	93,918	128,085	98,916
Interest on debt instruments	1,655,874	1,655,874	—	—
Settlement of vendor dispute	(39,000)	(39,000)	—	—
Loss on disposal and write-down of property, equipment and other assets	219,305	68,896	—	—
Issuance of compensatory stock options and warrants	2,238,463	9,200	311,000	—
Issuance of stock below fair market value	695,248	—	—	—
Issuance of stock for services rendered	1,265,279	—	42,500	1,970
Contribution of capital through services rendered by stockholders	216,851	—	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(76,213)	1,473	41,294	(46,020)
Accounts payable and accrued expenses	449,076	(41,460)	20,246	279,165

Net cash used in operating activities	(19,560,269)	(2,148,357)	(1,991,956)	(1,773,460)

Cash flows from investing activities:
Purchase of property and equipment	(1,083,902)	(21,787)	(69,675)	(80,417)
Purchase of other assets	(680,156)	(34,391)	(37,249)	(24,481)

Net cash used in investing activities	(1,764,058)	(56,178)	(106,924)	(104,898)

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS - CONTINUED

For the Three Years Ended April 30, 2006 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2006

	Period from May 26, 1967 (inception) to April 30, 2006	2006	2005	2004
Cash flows from financing activities:
Proceeds from stockholder debt	$977,692	$—	$—	$—
Repayments of amounts due to stockholders	(121,517)	—	—	—
Proceeds from issuance of notes payable	628,815	163,750	—	—
Proceeds from issuance of convertible debentures, net of issue costs	1,941,500	1,130,500	—	—
Payments on short-term notes payable	(425,991)	—	—	—
Payments on long-term debt	(291,309)	—	—	—
Net proceeds from issuance of common stock, options and warrants	18,615,519	321,904	2,385,333	2,002,226

Net cash provided by financing activities	21,324,709	1,616,154	2,385,333	2,002,226

Net increase (decrease) in cash and cash equivalents	382	(588,381)	286,453	123,868
Cash and cash equivalents, beginning of period	—	588,763	302,310	178,442

Cash and cash equivalents, end of period	$382	$382	$588,763	$302,310

Cash paid for:
Interest	$143,129	$—	$—	$—

Income taxes	$18,825	$1,825	$1,550	$1,340

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS - CONTINUED

For the Three Years Ended April 30, 2006 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2006

Supplemental information:

During Fiscal Year 2006:

As further disclosed in Note F to the financial statements, in connection with the sale of $1,850,000 of convertible debentures, the Company recorded original issue discount of $555,000, discount of $525,000 related to the value of warrants issued in the transaction, and additional discount of $770,000 related to the value of the beneficial conversion feature.

The Company made principal payments on its convertible debentures of $418,285 through the issuance of 4,018,555 shares of common stock and investors converted $966,500 of convertible debentures into 4,393,179 shares of common stock.

The Company issued short-term notes payable totaling $179,945 and recorded original issue discount of $16,195 and additional discount of $163,750 related to the value of warrants issued to the holders.

The Company recorded deferred offering costs thorough the issuance of 2,000,000 warrants for capital raising services.

The Company determined that certain patents no longer had economic value and wrote-off the patent related assets totaling $249,001 and related accumulated amortization of $190,752.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2006 and 2005

NOTE A - DESCRIPTION OF BUSINESS AND GOING CONCERN

Description of Business - Synthetic Blood International, Inc. (“the Company”) was incorporated on May 26, 1967 and was inactive through September 1990, when it began conducting operations for the purpose of developing a synthetic blood emulsion to act as a human blood substitute, and a method of using a perfluorocarbon compound to facilitate oxygen exchange for individuals with respiratory distress syndrome. Shortly after commencing these operations, the Company changed its name to Synthetic Blood International, Inc. The Company is also developing an implantable, continuous reading glucose biosensor to be used primarily by individuals with diabetes. The Company submitted an Investigational New Drug Application (IND) for Oxycyte, the Company’s alternative to transfused blood for use in surgical and similar medical situations, to the Food and Drug Administration (FDA) in 2003 and successfully conducted a Phase I safety clinical study in the fourth quarter of 2003. The results of the Phase I study were consistent with the results of preclinical animal safety studies, and showed a good safety profile for Oxycyte. The Company started Phase II clinical trials of Oxycyte in surgical patients in the fourth quarter of 2004. Fluorovent, an oxygen exchange fluid for facilitating the treatment of lung conditions, and the glucose biosensor are at the preclinical development stage, and are currently inactive, awaiting additional financing. The Company has not generated significant revenues since inception.

Going Concern - Management believes the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. The Company has an accumulated deficit during the development stage of $27,689,324 at April 30, 2006 and used cash in operations of $2,148,357 during the year ended April 30, 2006.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying April 30, 2006 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

As disclosed in Note K, additional debt financing was obtained subsequent to April 30, 2006, however additional financing will be needed to sustain current operations. Management is actively seeking additional sources of equity and/or debt financing; however there is no assurance that any additional funding will be available. If additional financing is not obtained, operations may be curtailed until funding is obtained.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage - The Company has not commenced its planned principal operations, and has not earned significant revenues, therefore it is considered a “Development Stage Enterprise.”

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

April 30, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Stock-Based Compensation - The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and stock-based non-employee compensation under Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”) and Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123 and SFAS 148 require pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied for both employee and non-employee grants. They also require disclosure of option status on a more prominent and frequent basis. Such disclosure for the years ended April 30, 2006, 2005 and 2004 is presented below. The Company accounts for stock options and warrants issued to non-employees based on the fair value method, but has not elected this treatment for grants to employees and board members. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model using the following assumptions: an average risk-free interest rate of 4.3% for 2006, 3.7% for 2005 and 3.4% for 2004; average volatility of 103% for 2006, 116% for 2005, and 130% for 2004; zero dividend yield for all years; and expected lives of 1 to 10 years.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to employee awards:

	Years ended April 30,
	2006	2005	2004
Net loss, as reported	$(4,066,593)	$(2,672,798)	$(2,249,203)
Add: stock-based employee compensation expenses	93,918	128,085	98,916
Deduct: fair value based employee compensation expenses	(227,605)	(281,215)	(232,767)

Pro forma net loss	$(4,200,280)	$(2,825,928)	$(2,383,054)

Earning per share:
As reported	$(0.03)	$(0.02)	$(0.02)
Pro forma	$(0.04)	$(0.02)	$(0.02)

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 153 also replaces the narrow exception for nonmonetary exchanges of similar productive assets with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”) previously required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS 153 did not have a significant impact on the Company’s overall results of operations or financial position.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2006 and 2005

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces the Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”) and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 3”) to require retrospective application of changes in accounting principle to prior periods’ financial statements. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s financial statements.

The FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments—an Amendment of SFAS No. 133 and 140 (“SFAS 155”) in February 2006. SFAS 155 amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets . In summary, SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 is not expected to have a material effect on the Company’s financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, FASB Statement No. 140, Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006, and is not expected to have a material effect on the Company’s financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2006 and 2005

NOTE C - PATENTS

The Company’s intangible assets consist of expenditures associated with patents related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent applications. These assets are amortized on a straight-line method over their estimated useful lives, which range from eight to ten years. The Company reviews these intangible assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). During the year ended April 30, 2006, management believes no indications of impairment existed.

Patents consist of the following at April 30:

	2006	2005
Patents	311,727	526,337
Less accumulated amortization	(153,916)	(314,719)

	$157,811	$211,618

During the year ended April 30, 2006, the Company determined that certain patents no longer had economic value and wrote-off the patent related assets totaling $249,001 and related accumulated amortization of $190,752.

The amortization expense for years ended April 30, 2006, 2005 and 2004 was $29,950, $45,126 and $42,565, respectively. The unamortized balance of patents is estimated to be amortized over the next five years and thereafter as follows:

Fiscal Year ending April 30:
2007	$31,200
2008	$30,500
2009	$26,100
2010	$20,600
2011	$16,900
Thereafter	$33,511

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2006 and 2005

NOTE D - NOTES PAYABLE

In March 2006, the Company received a net amount of $163,750 from the issuance of one-year notes payable. The notes are unsecured and were issued with a 9% original issue discount of totaling $16,195 and pay interest at 9% per year. In addition, the Company issued 2-year warrants to purchase 816,410 shares of common stock at $0.245 per share. Additional discount of $163,750 was recorded for the fair value of the warrants computed using the Black-Scholes pricing model.

Total discount on the notes of $179,945 will be amortized as additional interest expense over the 1-year life of the notes payable.

Interest charges associated with the notes payable, including amortization of the original issue discount and common stock purchase warrant value, aggregated $14,794 for the year ended April 30, 2006.

NOTE E - COMMITMENTS AND CONTINGENCIES

Litigation - The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements. At April 30, 2006 the Company is not a party to any litigation matters.

Employment Contracts - The Company’s Board of Directors has approved a three-year employment contract with its President and Chief Executive Officer at a base annual salary as determined by the Board (currently $189,000) and includes an annual stock option grant of 150,000 shares of the Company’s common stock. The initial contract period expired July 31, 2005, however, the contract will automatically renew annually unless terminated by either party. The contract provides that he may, at his election, receive a severance payment equal to 299% of his average annual salary and bonuses received during the prior two-year period in the event of a change in control, as defined.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2006 and 2005

NOTE	F- STOCKHOLDERS’ EQUITY

Fiscal Year 2006:

In July 2005, the Company received the final payment of $321,730 under a purchase agreement signed in October 2004 and extended in November 2004 for the purchase of 2,500,000 shares of common stock at $0.185 per share plus a warrant to purchase 6,000,000 shares of common stock at $0.20 per share that expires in September 2007.

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

The principal amount of the debentures is convertible to common stock at any time at the election of the holder at a rate of one common share for each $0.22 of principal. The Company may, at its option and subject to certain conditions, make monthly payments on the debentures in common stock priced at the lower of $0.22 or 80 percent of the volume weighted average price for the common stock over the five trading days prior to the payment date. The Company also issued warrants to purchase up to 8,455,333 of shares of common stock exercisable during a term of three years at an exercise price of $0.242 per share

The Company determined that the conversion feature embedded in the notes payable satisfied the definition of a conventional convertible instrument under the guidance provided in ETIF 00-19 and ETIF 05-02, as the conversion option’s value may only be realized by the holder by exercising the option and receiving a fixed number of shares. As such, the embedded conversion option in the notes payable qualifies for equity classification under ETIF 00-19, qualifies for the scope exception of paragraph 11(a) of SAFS 133, and is not bifurcated from the host contract. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible debentures and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $770,000 to the convertible debentures and $525,000 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible debentures contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible debentures to the common stock purchase warrants. Because the calculated beneficial conversion amount exceeded the remaining net carrying value of the convertible debentures, the beneficial conversion was recorded in an amount equal to the remaining net carrying value of the convertible debentures of $770,000 with a corresponding amount recorded as additional paid-in-capital. The amounts recorded for the original

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2006 and 2005

NOTE F - STOCKHOLDERS’ EQUITY – Continued

issue discount, common stock purchase warrants and the beneficial conversion feature are amortized as interest expense over the terms of the convertible debentures.

The shares underlying the convertible debentures and warrants are subject to a registration rights agreement that requires the Company to effect a registration statement and then maintain the effectiveness of the registration statement for a defined period of time. If the Company fails to comply with the related contractual terms, then liquidated damages penalties accrue to the Company in an amount not to exceed 20% of the investors’ investment. Management believes that such penalties reasonably represent the difference between the value of a registered share and an unregistered share of the Company’s common stock, and therefore, the Company has accounted for the warrants as equity instruments in the accompanying financial statements pursuant to the guidance in EITF 00-19.

During the year ended April 30, 2006, the private investors elected to convert $966,500 of the convertible debentures into 4,393,179 shares of common stock at $0.22 per share. In addition, the Company made principal payments of $418,285 through the issuance of 4,018,555 shares of common stock. At April 30, 2006, 2,114,607 shares may be converted by the note holder under the debenture agreements at $0.22 per share.

Interest charges associated with the convertible debentures, including amortization of the original issue discount, common stock purchase warrant value and the beneficial conversion feature, aggregated $1,641,080 for the year ended April 30, 2006.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2006 and 2005

NOTE F - STOCKHOLDERS’ EQUITY – Continued

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

NOTE G - STOCK OPTIONS AND WARRANTS

In September 1999, the Company’s Board of Directors approved the 1999 Stock Plan (the “1999 Plan”) which provides for the granting of incentive and nonstatutory stock options to employees, directors and consultants to purchase up to 4,000,000 shares of the Company’s common stock. The 1999 Plan was approved by stockholders on October 10, 2000. Options granted under the 1999 Plan are exercisable at various dates up to four years and have expiration periods of generally ten years. As of April 30, 2006, the Company had 2,895,000 qualified stock options outstanding under the 1999 Plan. In addition, the Company has 3,040,000 non-qualified stock options outstanding as of April 30, 2006.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2006 and 2005

NOTE G - STOCK OPTIONS AND WARRANTS – Continued

Fiscal Year 2006:

The Company issued 290,000 stock options with a weighted average exercise price of $0.17 to its employees and three Directors. All options were incentive stock options issued under the 1999 Stock Plan. The stock options granted had exercise prices equal to the fair market value of the Company’s stock on the dates of grant.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2006 and 2005

NOTE G - STOCK OPTIONS AND WARRANTS – Continued

The following table summarizes certain information related to the Company’s stock options:

	Year ended April 30, 2006		Year ended April 30, 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	6,165,000	$0.19	5,390,000	$0.18
Granted	290,000	0.17	795,000	0.20
Forfeited	(520,000)	0.15	(20,000)	0.23
Exercised	—	—	—	—

Outstanding, end of year	5,935,000	$0.19	6,165,000	$0.19

As of April 30, 2006, there were 1,105,000 options available for grant under the 1999 Plan.

The following table summarizes information about stock options outstanding at April 30, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.11 to $0.13	2,590,000	3.3	$0.12	2,480,000	$0.12
$0.14 to $0.16	1,350,000	4.1	$0.15	1,183,333	$0.15
$0.17 to $0.30	1,600,000	6.6	$0.22	1,206,667	$0.21
$0.30 to $0.80	395,000	4.7	$0.61	383,333	$0.62

	5,935,000			5,253,333

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2006 and 2005

NOTE G - STOCK OPTIONS AND WARRANTS – Continued

The following table summarizes the Company’s stock warrant information during the years ended April 30:

	2006		2005
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	23,345,795	$0.30	6,141,629	$0.20
Granted	22,670,095	0.23	17,204,166	0.34
Forfeited	(6,025,769)	0.20	—	—
Exercised	(17,467)	0.01	—	—

Outstanding, end of year	39,972,654	$0.28	23,345,795	$0.30

Fiscal 2006:

As disclosed in Note F to the financial statements, in connection with the issuance of convertible debentures, the Company issued warrants to purchase up to 8,455,333 of shares of common stock exercisable during a term of three years at an exercise price of $0.242 per share.

The Company issued warrants to purchase 6,000,000 shares of common stock at $0.20 per share that expire in September 2007 in connection the sale of 2,500,000 shares of common stock at $0.185 per share, of which final payment of $321,667 was received in July 2005.

During January 2006, the Company issued warrants for the purchase of 2,000,000 shares of the Company’s common stock to a foreign individual in with connection capital raising services to be provided to the Company.

As disclosed in Note D, the Company issued warrants to purchase 5,398,352 shares of common stock at $0.245 per share that expire in 2011 in connection the issuance of 9% notes payable.

Fiscal 2005:

In connection with the sale of 2,266,666 shares of common stock issued during the year, as noted in Note F, the Company issued 2,266,666 warrants exercisable at $0.47 per share and expiring May 31, 2009. The warrants may be called by the Company for cancellation without payment to the holders of the warrants, if the market price for the common stock is twice the

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2006 and 2005

NOTE G - STOCK OPTIONS AND WARRANTS – Continued

exercise price of the warrants over a period of ten consecutive trading days. The estimated relative value of the warrants issued was approximately $349,000 and such amount has been recorded in Additional Paid-in Capital.

In connection with the sale of 9,437,500 shares of common stock issued in during the year, as noted in Note F, the Company issued 9,437,500 warrants exercisable at $0.28 per share and expiring in 2007. The warrants may be called by the Company for cancellation without payment to the holders of the warrants, if the market price for the common stock is twice the exercise price of the warrants over a period of ten consecutive trading days. The estimated relative value of the warrants issued was approximately $630,000 and such amount has been recorded in Additional Paid-in Capital.

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

NOTE H - INCOME TAXES

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through April 30, 2006. The Company’s federal net operating loss carryforwards as of April 30, 2006 are approximately $27,000,000. The loss carryforwards expire in various years through 2026. Deferred tax assets of approximately $11.9 million and $10.1 million at April 30, 2006 and 2005, respectively, include the effects of these net operating loss carryforwards and research and development credit carryforwards. A valuation allowance has been provided for the full amount of the deferred tax assets due to the uncertainty of realization. Utilization of the Company’s net operating loss carryforwards will be limited based on ownership changes under Section 382 of the Internal Revenue Code.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2006 and 2005

NOTE H - INCOME TAXES – Continued

The provision for income taxes consists of the following for the three years ended April 30, 2006:

	Years ended April 30,
	2006	2005	2004
Current and deferred tax benefit	$(1,800,000)	$(1,100,000)	$(920,000)
Change in valuation allowance	1,800,000	1,100,000	920,000

Net tax benefit	$—	$—	$—

NOTE I - RELATED PARTIES

During fiscal year 2006, 2005 and 2004, the Company paid $49,400, $125,000 and $126,000, respectively, to a specialty contract manufacturer of pharmaceutical products to manufacture the Company’s perfluorocarbon-based blood substitute and therapuetic oxygen carrier, for upcoming clinical trials. As of April 30, 2006 and 2005, the Company owed this entity $17,300 and $48,150, respectively, and such amount is included in accounts payable in the accompanying balance sheets. An officer of the Company is a minority shareholder and director of this specialty manufacturer.

NOTE J - QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the unaudited quarterly results of operations for fiscal years 2006 and 2005:

	Year Ended April 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Research and development expenses	$340,173	$290,362	$327,361	$246,681	$1,204,577
General and administrative expenses	275,667	395,700	333,559	269,088	1,274,014
Interest	—	1,016,652	220,324	418,898	1,655,874

Total expenses	615,840	1,702,714	881,244	934,667	4,134,465
Other income	(3,492)	(25,633)	(20,707)	(18,040)	(67,872)

Net loss	$(612,348)	$(1,677,081)	$(860,537)	$(916,627)	$(4,066,593)

Basic and diluted loss per common share	$(0.005)	$(0.013)	$(0.006)	$(0.006)	$(0.029)

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2006 and 2005

NOTE J - QUARTERLY FINANCIAL DATA (Unaudited) – Continued

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

NOTE K - SUBSEQUENT EVENTS

Subsequent to April 30, 2006 and through July 15, 2006, the Company received an additional $118,200 from the issuance of additional unsecured one-year notes payable. The notes were issued with a 9% original issue discount of totaling $11,690 and pay interest at 9% per year. In addition, the Company issued 2-year warrants to purchase 536,273 shares of common stock at $0.245 per share.

In addition the Company issued $70,000 of unsecured one-year 18% notes payable and 2-year warrants to purchase 760,000 shares of common stock at $0.245 per share.