Form 10-Q
period 2006-07-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2006-09-19
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2006

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

Large accelerated filer  ☐                an accelerated filer  ☐                or a non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 12, 2006: 137,836,026 shares of common stock, par value $0.01.

FORM 10-Q

SYNTHETIC BLOOD INTERNATIONAL, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Balance Sheets as of July 31, 2006 (unaudited) and April 30, 2006	3

	Statements of Operations for the Three Months Ended July 31, 2006 and 2005, and for the Period From May 26, 1967 (inception) to July 31, 2006 (unaudited)	4

	Statements of Cash Flows for the Three Months Ended July 31, 2006 and 2005, and for the Period From May 26, 1967 (inception) to July 31, 2006 (unaudited)	5

	Condensed Notes to Financial Statements	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Item 3. Quantitative and Qualitative Disclosure About Market Risk	13

	Item 4. Controls and Procedures	13

PART II.	OTHER INFORMATION

	Item 1A. Risk Factors	14

	Item 6. Exhibits	14

	Signatures	14

Part I-Financial Information

ITEM 1.	FINANCIAL STATEMENTS.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

	July 31, 2006	April 30, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,699	$382
Debt issuance cost, net of accumulated amortization of $174,187 and $112,338, respectively	180,198	78,012
Prepaid expenses	43,794	76,213

Total Current Assets	231,691	154,607
Property and Equipment, net	272,331	298,370
Patents, net	155,555	157,811

	$659,577	$610,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$288,927	$151,670
Accrued liabilities	137,443	81,813
Notes payable, net of unamortized discount of $189,456 and $149,662, respectively	225,314	14,794
Convertible Debentures, net of unamortized discount of $185,407 and $288,291, respectively	193,449	176,295

Total Current Liabilities	845,133	424,572

Stockholders’ Equity:
Preferred Stock, undesignated, authorized 10,000,000 shares, none issued or outstanding	—	—
Common Stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 137,379,463 and 136,589,119 shares	1,373,795	1,365,891
Additional paid-in capital	26,848,946	26,525,469
Deferred compensation	(7,914)	(15,831)
Deficit accumulated during the development stage	(28,400,383)	(27,689,313)

Total Stockholders’ Equity	(185,556)	186,216

	$659,577	$610,788

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Period From May 26, 1967 (inception) to July 31, 2006
		Three Months Ended July 31,
		2006	2005
	(Unaudited)	(Unaudited)
Expenses:
Research and development	$10,895,013	$230,180	$340,173
General and administrative	16,169,533	284,510	275,667
Interest	2,058,520	220,003	—

Total Expenses	29,123,066	734,693	615,840
Other Income	(722,683)	(23,623)	(3,492)

NET LOSS	$(28,400,383)	$(711,070)	$(612,348)

NET LOSS PER SHARE BASIC AND DILUTED		$(0.005)	$(0.005)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		136,936,598	126,312,092

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Period From May 26, 1967 (inception) to July 31, 2006
		Three Months Ended July 31,
		2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,400,393)	$(711,070)	$(612,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,217,155	33,902	34,936
Amortization of deferred compensation	328,836	7,917	28,063
Amortization of discounts on notes payable	1,850,653	194,779	—
Loss on disposal and write-down of property and equipment and other assets	219,305	—	—
Compensatory stock options/warrants issued	2,252,463	14,000	—
Issuance of stock below market value	695,248	—	—
Contribution of capital through services rendered by stockholders	216,851	—	—
Issuance of stock for services rendered	1,265,279	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(43,795)	32,419	25,530
Accounts payable and accrued liabilities	602,963	192,887	(179,849)

Net cash used in operating activities	(19,795,435)	(235,166)	(742,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,083,902)	—	(5,124)
Purchase of other assets	(685,763)	(5,607)	(11,778)

Net cash used in investing activities	(1,769,665)	(5,607)	(16,902)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses	18,615,519	—	321,730
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from issuance of notes payable	876,905	248,090
Proceeds from notes, debentures and other obligations, net of issue costs	1,941,500	—	1,130,500
Payments on notes and capital lease obligations	(717,300)	—	—

Net cash provided by financing activities	21,572,799	248,090	1,452,230

Net change in cash and cash equivalents	7,699	7,317	692,660
Cash and cash equivalents, beginning of period	—	382	588,763

Cash and cash equivalents, end of period	$7,699	$7,699	$1,281,423

Cash paid for: Interest	$144,189	$1,060	$—

Taxes	$18,825	$—	$—

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS - CONTINUED

Non-cash financing activities during the three months ended July 31, 2006:

(1)	As further disclosed in Note 3 to the condensed financial statements, in connection with the issuance of $259,890 of one-year notes payable, the Company recorded discounts on notes payable of $114,967 related to the original issue discount and 4,656,703 warrants issued in the transaction.

(2)	The Company made principal payments on its convertible notes payable of $89,360 through the issuance of 790,344 shares of common stock.

(3)	The Company recorded debt issue costs of $141,046 through the issuance of 1,647,235 warrants for capital raising services.

Non-cash financing activities during the three months ended July 31, 2005:

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

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of July 31, 2006, and the results of its operations for the three months ended July 31, 2006 and 2005, and for the period from May 26, 1967 (inception) to July 31, 2006, and its cash flows for the three months ended July 31, 2006 and 2005, and for the period from May 26, 1967 (inception) to July 31, 2006. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006 filed with the Commission on July 28, 2006.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at July 31, 2006, has an accumulated deficit of $28,400,383, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future. Since the Company is in the pre-clinical and clinical trial stages of its products, these products must undergo considerable development and testing prior to submission to the FDA for approval to market the products. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing sufficient to fund the required additional development and testing and to meet its obligations on a timely basis. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

Effective May 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment,” using a modified prospective application.

Earlier periods were not restated. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Prior to adopting SFAS No. 123(R), as permitted, the Company elected to follow APB 25 in accounting for its employee stock options. According to APB 25, no compensation expense is recognized since the exercise price of the Company’s stock options generally equals the market price of the underlying stock on the date of grant. The Company transitioned to SFAS No. 123 by utilizing SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). In accordance with SFAS No. 148, the Company disclosed the effects of stock-based employee compensation on reported net income or loss and earnings or loss per share in the footnotes to its annual and interim financial statements.

Given that the Company previously followed APB 25 and SFAS No. 148 in accounting for its employee stock options, the impact of adopting the expense recognition requirements of SFAS 123(R) was significant to the Company’s results of operations, but not its financial position. The Company’s net loss for the three months ended July 31, 2006 includes approximately $14,000 of non-cash stock-based employee compensation costs. As of July 31, 2006, there was approximately $66,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

For the three months ended July 31, 2005, the following pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock plans under the fair value method.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the vesting period of the options, resulting in the following pro forma information for the three-month period ended July 31, 2005:

Three Months Ended July 31, 2005
Net loss, as reported	$(612,348)
Add: stock-based employee compensation expenses	28,063
Deduct: fair value based employee compensation expenses	(64,091)

Pro forma net loss	$(648,376)

Net loss per share:
As reported	$(0.005)

Pro forma	$(0.005)

3.	STOCKHOLDERS’ EQUITY

During the three months ended July 31, 2006:

(1)	the Company received a net amount of $118,200 from the issuance of one-year notes payable. The notes are unsecured and were issued with a 9% original issue discount totaling $11,690 and pay interest at 9% per year. In addition, the Company issued 5-year warrants to purchase 3,896,703 shares of common stock at $0.245 per share. Additional discount of $71,510 was recorded for the relative fair value of the warrants. The Company issued five-year warrants to purchase 1,647,235 shares of common stock at $0.245 per share in connection with placing the 9% notes payable.

(2)	the Company received a net amount of $70,000 from the issuance of one-year notes payable. The notes are unsecured and pay interest at 18% per year. In addition, the Company issued one-year warrants to purchase 760,000 shares of common stock at $0.245 per share. Additional discount of $31,767 was recorded for the relative fair value of the warrants.

(3)	For the three months ended July 31, 2006, the Company made principal payments on its debentures of $89,360 through the issuance of 790,344 shares of common stock.

4.	RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2006 and 2005, the Company paid $17,334 and $32,100, respectively, to a specialty contract manufacturer of pharmaceutical products to manufacture Oxycyte, the Company’s perfluorocarbon-based blood substitute and therapeutic oxygen carrier, for upcoming clinical trials. An officer of the Company is a minority shareholder and director of this specialty manufacturer. At July 31, 2006, the Company had no outstanding purchase orders with this specialty manufacturer. During June 2006 the Company borrowed $60,000 from this officer.

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

Enrollment started last year in a Phase II orthopedic surgery trial, and five study sites have been qualified and approved to participate in this study. In this first Phase II trial we are evaluating both efficacy and safety in the prevention of tissue hypoxia (the effects of reduced oxygen levels) in hip surgery patients who experience mild to moderate blood loss during surgery. While blood transfusions are typically not given during such procedures, blood loss may result in postoperative complications caused by tissue hypoxia. Three study sites have enrolled 12 patients in this study. This is less than expected, so enrollment has been temporarily put on hold so resources can be refocused on shorter term Phase II trials. Additional financing will be required to restart enrollment, and a completion date cannot be projected at this time.

An eight patient proof of concept Phase II Oxycyte study in patients with brain ischemia due to severe head injury has been completed. A 20 patient proof of concept Phase II Oxycyte trial in patients with sickle cell anemia was put on clinical hold by the FDA for requested protocol changes before enrollment could begin. It is not known at this time if or when enrollment in this study might begin. In addition to these studies, our future clinical development plans include testing Oxycyte in acute myocardial ischemia, high blood loss surgery, coronary bypass surgery, stroke, myocardial infarction, malignant tumors and decompression sickness.

We expect to commit a substantial portion of our financial and business resources over the next 3 years to testing Oxycyte and advancing this product to licensing and commercial distribution.

Fluorovent is an oxygen exchange fluid and surfactant for facilitating the treatment of lung conditions, which the Company has been developing. We have not filed any applications on this product with the FDA and do not expect we will do so while we are focusing on Oxcyte clinical trials.

Our biosensor product uses an enzyme process for measuring the glucose level in the blood stream of a diabetic patient. It is a subcutaneous implant programmed to measure the glucose level and transmit the results to a wearable receiver. We do not expect we will file any applications with the FDA for at least the next 2 years.

RESULTS OF OPERATIONS

Three months ended July 31, 2006 and 2005

Research and Development expenses for the three months ended July 31, 2006 were $230,180, compared to $340,173 for the same period in the prior year. During the quarter ended July 31, 2006, we continued to concentrate our research activities on our Oxycyte product that included Phase II clinical trials. Phase II expenses totaled $18,030 for the quarter ended July 31, 2006, compared to $110,856 for the quarter ended July 31, 2005. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products .

General and Administrative expenses for the three months ended July 31, 2006 were $284,510, compared to $275,667 for the same period in the prior year. General office and operating expenses have remained relatively constant for the quarters ended July 31, 2006 and 2005, with the exception of increased consulting expenses of $33,600 during the current period and a reduction in legal fees of $20,300 during the three months ended July 31, 2006 over the same period in 2005.

The net loss for the three months ended July 31, 2006 was $711,070 compared to a net loss of $612,348 for the same period in the prior year. Total expenses increased $118,853 during the three months ended July 31, 2006 over the comparable period in 2005. In addition to the items noted above, interest expense increased $220,003 due to the interest cost associated with the notes and debentures payable and the related amortization of associated debt discounts. Additionally, other income, consisting principally of sub-rental income of $23,575, increased $20,131 from the quarter ended July 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Synthetic Blood has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of July 31, 2006, we had $231,691 of total current assets and negative working capital of $613,442. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

We do not have the working capital necessary to fund our current operations in fiscal year 2007. We need financing immediately to cover administrative expenses and on-going expenses of testing Oxycyte. Management is actively seeking additional sources of equity and/or debt financing; however there is no assurance that any additional funding will be available. Should we be unable to obtain additional financing to meet our short-term needs, we may be forced to cease operations. These factors raise substantial doubt about our ability to continue as a going concern.

As a result of the foregoing circumstances our independent registered public accounting firm has, and is likely in the future to, include an explanatory paragraph in their audit opinions based on uncertainty regarding our ability to continue as a going concern.

We are in the pre-clinical and clinical trial stages in the development of our products. Under an Investigational New Drug application filed with the FDA, we completed a Phase I clinical study on Oxycyte in December 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte. Phase II clinical testing started in 2005. We estimate the additional cost of pursuing our Phase II clinical trials in 2006 and 2007 to approximate $8,000,000. Even if we are successful with our Phase II studies, we must then conduct Phase III clinical studies and, if they are successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other products, Fluorovent and the glucose biosensor, must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond the end of the first quarter of the 2006/2007 fiscal year depends on obtaining outside financial resources, and there is no assurance we will succeed in obtaining the necessary resources.

Cash used in operating activities during the three months ended July 31, 2006 was $235,166, compared to $742,668 for the comparable period of the prior year. Operating activities consisted primarily of product research and development and the general operation of our corporate office. Cash used in operating activities is primarily dependent on the timing and extent of our research and development activities and our available liquidity.

Cash used in investing activities during the three months ended July 31, 2006 was $5,607, compared to $16,902 for the comparable period of the prior year. Investing activities consisted primarily of expenditures related to our patent rights. Synthetic Blood does not anticipate significant future capital expenditures in the near term.

Cash provided by financing activities during the three months ended July 31, 2006 was $248,090, compared to cash provided by financing activities of $1,452,230 for the comparable period of the prior year. Cash provided by financing activities consists primarily of the proceeds from the sale of short-term notes payable. As discussed earlier in this quarterly report, Synthetic Blood is attempting to raise additional funds that may take the form of equity or debt securities.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

In December 2004, the FASB issued SFAS No. 123 (Revised), Share-Based Payment. This standard revises SFAS No. 123, APB Opinion No. 25 and related accounting interpretations, and eliminates the use of the intrinsic value method for employee stock-based compensation. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The new standard requires the expensing of all share-based compensation, including options, using the fair value-based method. We adopted the new standard effective May 1, 2006.

Long-Lived Assets - Our intangible assets consist of patents related to our various technologies. These assets are amortized on a straight-line method over their estimated useful life, which ranges from eight to ten years. We review these intangible assets for impairment on a quarterly basis in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At July 31, 2006, management believes no indications of impairment existed.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the discussion and information presented in this report contain forward-looking statements that involve risks and uncertainties. Synthetic Blood’s actual results could differ materially from those presented in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Synthetic Blood’s Annual Report on Form 10-K for the year ended April 30, 2006 and subsequent filings made with the Securities and Exchange Commission.

Although Synthetic Blood believes that the expectations reflected in the forward-looking statements are reasonable, Synthetic Blood cannot guarantee future results, levels of performance or achievements. Moreover, neither Synthetic Blood nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Synthetic Blood is under no obligation to update any of the forward-looking statements after the filing of this report to conform such statements to actual results or changes in expectations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We have no derivative financial instruments and no exposure to foreign currency exchange rates or interest rate risk. Our convertible debentures and notes payable that are described elsewhere in this report bear a fixed interest rate, and therefore, are not subject to interest rate risk.

ITEM 4.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation or controls can provide absolute assurance that all control issues and instances of fraud, if any, within Synthetic Blood have been detected.

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

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

Part II-Other Information

ITEM 1A.	RISK FACTORS

Under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2006, we describe a number of risks associated with our business and our financial condition. Those factors continue to be meaningful for your evaluation of Synthetic Blood and we urge you to review and consider the risk factors presented in the Annual Report.

One risk we identified was the lack of working capital. This risk continues to be significant. We do not have the working capital necessary to fund our operations in fiscal year 2007. We need financing immediately to cover administrative expenses and on-going expenses of testing Oxycyte. Management is actively seeking additional sources of equity and/or debt financing; however there is no assurance that any additional funding will be available. Should we be unable to obtain additional financing to meet our short-term needs, we may be forced to cease operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

September 19, 2006	/s/ Robert W. Nicora
Robert W. Nicora
President and Chief Executive Officer

September 19, 2006	/s/ David H. Johnson
David H. Johnson
Chief Financial Officer
(Chief Accounting Officer)