Form 10-Q
period 2006-10-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2006-12-01
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2006

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

YES   ☐     NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 1, 2006: 138,673,320 shares of common stock, par value $0.01.

FORM 10-Q

SYNTHETIC BLOOD INTERNATIONAL, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Balance Sheets as of October 31, 2006 (unaudited) and April 30, 2006	3

	Statements of Operations for the Three Months and the Six Months Ended October 31, 2006 and 2005, and for the Period From May 26, 1967 (inception) to October 31, 2006 (unaudited)	4

	Statements of Cash Flows for the Six Months Ended October 31, 2006 and 2005, and for the Period From May 26, 1967 (inception) to October 31, 2006 (unaudited)	5

	Condensed Notes to Financial Statements	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3. Quantitative and Qualitative Disclosure About Market Risk	15

	Item 4. Controls and Procedures	15

PART II.	OTHER INFORMATION

	Item 1A. Risk Factors	16

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 6. Exhibits	17

	Signatures	18

Part I-Financial Information

ITEM 1.	FINANCIAL STATEMENTS.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

	October 31, 2006	April 30, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$101,850	$382
Debt issuance cost, net of accumulated amortization of $277,253 and $112,338, respectively	343,081	78,012
Prepaid expenses	13,575	76,213

Total Current Assets	458,506	154,607
Property and Equipment, net	246,294	298,370
Patents, net	153,660	157,811

	$858,460	$610,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$326,781	$151,670
Accrued liabilities	148,764	81,813
Notes payable, net of unamortized discount of $390,541 and $149,662, respectively	455,294	14,794
Convertible Debentures, net of unamortized discount of $97,243 and $288,291, respectively	189,256	176,295

Total Current Liabilities	1,120,095	424,572

Stockholders’ Equity:
Preferred Stock, undesignated, authorized 10,000,000 shares, none issued or outstanding	—	—
Common Stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 138,377,565 and 136,589,119 shares	1,383,776	1,365,891
Additional paid-in capital	27,450,287	26,525,469
Deferred compensation	—	(15,831)
Deficit accumulated during the development stage	(29,095,698)	(27,689,313)

Total Stockholders’ Equity	(261,635)	186,216

	$858,460	$610,788

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Deficit Accumulated During the Development Stage Through October 31, 2006	Three Months Ended October 31, 2006 2005		Six Months Ended October 31, 2006 2005
	(Unaudited)	(Unaudited)		(Unaudited)
Expenses:
Research and development	$11,075,061	$180,049	$290,362	$410,228	$630,535
General and administrative	16,383,980	214,446	395,700	498,957	671,368
Interest	2,371,547	313,027	1,016,652	533,030	1,016,652

Total Expense	29,830,588	707,522	1,702,714	1,442,215	2,318,555
Other Income	(734,890)	(12,207)	(25,633)	(35,830)	(29,126)

NET LOSS	$(29,095,698)	$(695,315)	$(1,677,081)	$(1,406,385)	$(2,289,429)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.005)	$(0.013)	$(0.010)	$(0.018)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		137,813,964	130,153,437	137,375,281	128,232,764

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Period From May 26, 1967 (inception) to October 31, 2006	Six Months Ended October 31,
		2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,095,698)	$(1,406,385)	$(2,289,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,251,209	67,956	84,639
Amortization of deferred compensation	336,750	15,831	56,126
Amortization of discounts on notes payable	2,155,750	499,876	1,016,652
Loss on disposal and write-down of property and equipment and other assets	219,305	—	34,205
Compensatory stock options/warrants issued	2,272,463	34,000	—
Issuance of stock below market value	695,248	—	—
Contribution of capital through services rendered by stockholders	216,851	—	—
Issuance of stock for services rendered	1,265,279	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(13,576)	62,638	4,437
Accounts payable and accrued liabilities	652,136	242,070	(200,006)

Net cash used in operating activities	(20,044,283)	(484,014)	(1,293,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,083,902)	—	(14,185)
Purchase of other assets	(691,885)	(11,729)	(21,385)

Net cash used in investing activities	(1,775,787)	(11,729)	(35,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses	18,615,519	—	321,730
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from notes, debentures and other obligations, net of issue costs	3,167,526	597,211	1,130,500
Payments on notes and capital lease obligations	(717,300)	—	—

Net cash provided by financing activities	21,921,920	597,211	1,452,230

Net change in cash and cash equivalents	101,850	101,468	123,284
Cash and cash equivalents, beginning of period	—	382	588,763

Cash and cash equivalents, end of period	$101,850	$101,850	$712,047

Cash paid for:
Interest	$145,653	$2,524	$—

Taxes	$19,973	$1,148	$1,800

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS - CONTINUED

Non-cash financing activities during the six months ended October 31, 2006:

(1)	As further disclosed in Notes 3 and 4 to the condensed financial statements, in connection with the issuance of $665,890 of one-year notes payable, the Company recorded aggregate discounts on notes payable of $418,070. These discounts related to the original issue discount of $35,690 and $382,380 for 16,656,703 warrants issued in the transaction.

(2)	The Company made principal payments on its convertible notes payable of $178,717 through the issuance of 1,788,446 shares of common stock.

(3)	The Company recorded debt issue costs of $378,244 through the issuance of 4,183,593 warrants for capital raising services.

Non-cash financing activities during the six months ended October 31, 2005:

(1)	As further disclosed in Note 3 to the condensed financial statements, in connection with the sale of convertible debentures, the Company recorded original issue discount of $555,000, discount of $525,000 related to the value of warrants issued in the transaction, and additional discount of $770,000 related to the value of the beneficial conversion feature.

(2)	The Company made principal payments on its convertible notes payable of $86,631 through the issuance of 504,548 shares of common stock.

(3)	Investors converted $813,357 of convertible debentures into 3,697,078 shares of common stock.

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of October 31, 2006, and the results of its operations for the three months and six months ended October 31, 2006 and 2005, and for the period from May 26, 1967 (inception) to October 31, 2006, and its cash flows for the six months ended October 31, 2006 and 2005, and for the period from May 26, 1967 (inception) to October 31, 2006. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2006 filed with the Commission on July 28, 2006.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at October 31, 2006, has an accumulated deficit of $29,095,698, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future. Since the Company is in the pre-clinical and clinical trial stages of its products, these products must undergo considerable development and testing prior to submission to the FDA for approval to market the products. The Company's continuation as a going concern is dependent on its ability to obtain additional financing sufficient to fund the required additional development and testing and to meet its obligations on a timely basis. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

2.	STOCK-BASED COMPENSATION

Stock-Based Compensation Valuation Assumptions

The fair value of the Company’s stock options is determined using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”) and prior period pro forma disclosures of net loss, including stock-based compensation as required by SFAS No. 123. The fair value of stock options granted is recognized to expense over the requisite service period. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method.

2.	STOCK-BASED COMPENSATION (Continued)

The Company used the historical stock price volatility to value stock options under SFAS 123R and in accordance with SFAS 123 for purposes of pro forma information. The expected term of stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for the Company, which management believes are indicative of future exercise behavior. For the risk free interest rate, the Company uses the observed interest rates appropriate for the term of time options are expected to be outstanding.

The following weighted average assumptions were used for grants issued in the three and six months ended October 31, 2006 under the SFAS No. 123R requirements and in the three and six months ended October 31, 2005 under the SFAS No. 123 requirements:

	Three Months Ended October 31		Six Months Ended October 31
	2006	2005	2006	2005
Risk-free interest rate	4.71%	3.59%	4.71%	3.60%
Volitility	101.7%	116.8%	101.7%	116.4%
Expected life	10 Years	6.2 Years	10 Years	6.3 Years

Impact of SFAS No. 123R

The following table presents the impact to the Company’s financial statements as a result of the adoption of SFAS No. 123R for the three and six months ended October 31, 2006:

	Three Months Ended October 31, 2006	Six Months Ended October 31, 2006
Stock-based compensation expense	$20,000	$34,000
Effect on earnings per share	$—	$—

As of October 31, 2006, the unamortized compensation expense related to outstanding unvested options was approximately $70,000. The Company expects to amortize this expense over the remaining vesting period of these stock options.

Prior to the adoption of SFAS No. 123R, for options granted to employees, the Company applied Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and provided the pro forma disclosures of SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” No compensation expense has been recognized for options granted unless the grants were issued at exercise prices below market value prior to the adoption of SFAS No. 123R.

2.	STOCK-BASED COMPENSATION (Continued)

Pro forma for 2005 Under SFAS No. 123R

The following table compares the loss per share to the pro forma amounts that would have been reported for the three and six months ended October 31, 2005 had the Company recognized compensation expense for stock-based compensation plans in accordance with SFAS No. 123R:

	Three Months Ended October 31, 2005	Six Months Ended October 31, 2005
Net loss, as reported	$(1,677,081)	$(2,289,429)
Add: stock-based employee compensation expenses	71,957	56,126
Deduct: fair value based employee compensation expenses	(153,710)	(135,898)

Pro forma net loss	$(1,758,834)	$(2,369,201)

Net loss per share:
As reported	$0.013	$0.018

Pro forma	$0.012	$0.017

Stock Option Plans

In September 1999, the Company’s Board of Directors approved the 1999 Stock Plan (the “1999 Plan”) which provides for the granting of incentive and nonstatutory stock options to employees, directors and consultants to purchase up to 4,000,000 shares of the Company’s common stock. The 1999 Plan was approved by stockholders on October 10, 2000. Options granted under the 1999 Plan are exercisable at various dates up to four years and have expiration periods of generally ten years. As of October 31, 2006, the Company had 2,925,000 qualified stock options outstanding under the 1999 Plan. In addition, the Company has 3,050,000 non-qualified stock options outstanding as of October 31, 2006.

Stock Options

The following table summarizes stock option activity for the six months ended October 31, 2006:

	Options	Weighted Average Exercise Price
Outstanding April 30, 2006	5,935,000	$0.19
Granted	170,000	0.13
Forfeited	(130,000)	0.20
Exercised	—	—

Outstanding October 31, 2006	5,975,000	$0.19

2.	STOCK-BASED COMPENSATION (Continued)

Warrants

The Company grants warrants to non-employees in payment for services received and in connection capital raising efforts.

The following summarizes warrant activity for the six months ended October 31, 2006:

	Warrants	Weighted Average Exercise
Outstanding April 30, 2006	39,972,654	$0.19
Granted	20,840,294	0.25
Forfeited	(13,393)	0.01
Exercised	—	—

Outstanding October 31, 2006	60,799,555	$0.27

3.	STOCKHOLDERS’ EQUITY

During the six months ended October 31, 2006:

(1)	the Company received a net amount of $300,200 from the issuance of one-year notes payable. The notes are unsecured and were issued with a 9% original issue discount totaling $29,690 and pay interest at 9% per year. In addition, the Company issued 5-year warrants to purchase 9,896,703 shares of common stock at $0.245 per share. Additional discount of $227,869 was recorded for the relative fair value of the warrants. The Company issued five-year warrants to purchase 4,183,591 shares of common stock at $0.245 per share in connection with placing the 9% notes payable.

(2)	the Company received a net amount of $270,000 from the issuance of one-year notes payable. The notes are unsecured and pay interest at 18% per year. In addition, the Company issued one-year warrants to purchase 760,000 shares of common stock at $0.245 per share and five-year warrants to purchase 6,000,000 shares of common stock at $0.245 per share. Additional discount of $154,511 was recorded for the relative fair value of the warrants.

(3)	the Company made principal payments on its debentures of $178,717 through the issuance of 1,788,446 shares of common stock.

4.	RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2006 and 2005, the Company paid $17,334 and $32,100, respectively, to a specialty contract manufacturer of pharmaceutical products to manufacture Oxycyte, the Company’s perfluorocarbon-based blood substitute and therapuetic oxygen carrier, for upcoming clinical trials. No payments were made during the three months ended October 31, 2006 and 2005.

4.	RELATED PARTY TRANSACTIONS (Continued)

An officer of the Company is a minority shareholder and director of this specialty manufacturer. At October 31, 2006, the Company had no outstanding purchase orders with this specialty manufacturer. During June 2006, the Company borrowed a net amount of $60,000 from this officer, net of an original issue discount of $6,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Synthetic Blood International, Inc., is a New Jersey corporation that, since 1990, has pursued the development of medical products based on perfluorocarbon technology. Since 1993, Synthetic Blood has also pursued development of a glucose biosensor implant on a limited basis.

Perfluorocarbons are biologically inert compounds containing carbon and fluorine. The chemical composition of perfluorocarbons allows them to readily absorb and give up oxygen and carbon dioxide. This property creates opportunities for developing products that act as oxygen carriers for human tissue and fluids that carry oxygen to tissues for remedial uses.

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

RESULTS OF OPERATIONS

Three months ended October 31, 2006 and 2005

Research and Development expenses for the three months ended October 31, 2006 were $180,049, compared to $290,362 for the same period in the prior year. During the quarter ended October 31, 2006, we continued to concentrate our research activities on our Oxycyte product that included Phase II clinical trials. Phase II expenses totaled $31,988 for the quarter ended October 31, 2006, compared to $83,470 for the quarter ended October 31, 2005. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the three months ended October 31, 2006 were $214,446, compared to $395,700 for the same period in the prior year. Due to a lack of existing working capital, the Company decided in October 2006 to temporarily cease operations and lay-off existing employees. The Company has been forced to conserve what limited resources it has while it continues to search for financing with which to fund administrative expenses and continue product testing. As a result of this decision, general operating expenses have been significantly reduced over the same period in 2005.

The net loss for the three months ended October 31, 2006 was $695,315 compared to a net loss of $1,677,081 for the same period in the prior year. Total expenses decreased $995,192 during the three months ended October 31, 2006 over the comparable period in 2005. In addition to the items noted above, interest expense decreased $703,625 due to a reduction in the interest cost associated with the notes and debentures payable and the related amortization of associated debt discounts. Additionally, other income, consisting principally of sub-rental income of $12,203, decreased $13,426 from the quarter ended October 31, 2005.

Six months ended October 31, 2006 and 2005

Research and Development expenses for the six months ended October 31, 2006 were $410,228, compared to $630,535 for the same period in the prior year. During the six months ended October 31, 2006, we continued to concentrate our research activities on our Oxycyte product that included Phase II clinical trials. Phase II expenses totaled $50,018 for the six months ended

October 31, 2006, compared to $194,325 for the six months ended October 31, 2005. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the six months ended October 31, 2006 were $498,957, compared to $671,368 for the same period in the prior year. Due to a lack of existing working capital, the Company decided in October 2006 to temporarily cease operations and lay-off existing employees. The Company has been forced to conserve what limited resources it has while it continues to search for financing with which to fund administrative expenses and continue product testing. As a result of this decision, general operating expenses have been significantly reduced over the same period in 2005.

The net loss for the six months ended October 31, 2006 was $1,406,385 compared to a net loss of $2,289,429 for the same period in the prior year. Total expenses decreased $876,340 during the six months ended October 31, 2006 over the comparable period in 2005. In addition to the items noted above, interest expense decreased $483,622 due to a reduction in the interest cost associated with the notes and debentures payable and the related amortization of associated debt discounts. Additionally, other income, consisting principally of sub-rental income of $35,778, increased $6,704 from the six months ended October 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Synthetic Blood has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of October 31, 2006, we had $458,506 of total current assets and negative working capital of $661,589. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

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

We are in the pre-clinical and clinical trial stages in the development of our products. Under an Investigational New Drug application filed with the FDA, we completed a Phase I clinical study on Oxycyte in December 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte. Phase II clinical testing started in 2005. We estimate the additional cost of pursuing our Phase II clinical trials to approximate $8,000,000. Even if we are successful with our Phase II studies, we must then conduct Phase III clinical studies and, if they are successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other products, Fluorovent and the glucose biosensor, must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond the end of the third quarter of the 2006/2007 fiscal year depends on obtaining outside financial resources, and there is no assurance we will succeed in obtaining the necessary resources.

Cash used in operating activities during the six months ended October 31, 2006 was $484,014, compared to $1,293,376 for the comparable period of the prior year. Operating activities consisted primarily of product research and development and the general operation of our corporate office. Cash used in operating activities is primarily dependent on the timing and extent of our research and development activities and our available liquidity.

Cash used in investing activities during the six months ended October 31, 2006 was $11,729, compared to $35,570 for the comparable period of the prior year. Investing activities consisted primarily of expenditures related to our patent rights. Synthetic Blood does not anticipate significant future capital expenditures in the near term.

Cash provided by financing activities during the six months ended October 31, 2006 was $597,211, compared to cash provided by financing activities of $1,452,230 for the comparable period of the prior year. Cash provided by financing activities consists primarily of the proceeds from the sale of short-term notes payable. As discussed earlier in this quarterly report, Synthetic Blood is attempting to raise additional funds that may take the form of equity or debt securities.

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

Long-Lived Assets - Our intangible assets consist of patents related to our various technologies. These assets are amortized on a straight-line method over their estimated useful life, which ranges from eight to ten years. We review these intangible assets for impairment on a quarterly basis in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At October 31, 2006, management believes no indications of impairment existed.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company received a net amount of $300,200 from the issuance of one-year notes payable. The notes are unsecured and were issued with a 9% original issue discount totaling $29,690 and pay interest at 9% per year. In addition, the Company issued 5-year warrants to purchase 9,896,703 shares of common stock at $0.245 per share. Additional discount of $227,869 was recorded for the relative fair value of the warrants. The Company issued five-year warrants to purchase 4,183,591 shares of common stock at $0.245 per share in connection with placing the 9% notes payable.

The Company received a net amount of $270,000 from the issuance of one-year notes payable. The notes are unsecured and pay interest at 18% per year. In addition, the Company issued one-year warrants to purchase 760,000 shares of common stock at $0.245 per share and five-year warrants to purchase 6,000,000 shares of common stock at $0.245 per share. Additional discount of $154,511 was recorded for the relative fair value of the warrants.

The foregoing securities were sold in reliance on the exemption set forth in Section 4 (2) of the Securities Act of 1933.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

December 1, 2006	/s/ Robert W. Nicora
Robert W. Nicora
President and Chief Executive Officer

December 1, 2006	/s/ David H. Johnson
David H. Johnson
Chief Financial Officer
(Chief Accounting Officer)