Form 10-Q
period 2007-01-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2007-03-19
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 1, 2007: 139,366,067 shares of common stock, par value $0.01.

FORM 10-Q

SYNTHETIC BLOOD INTERNATIONAL, INC.

IN DEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements	3

	Balance Sheets as of January 31, 2007 (unaudited) and April 30, 2006	3

	Statements of Operations for the Three Months and the Nine Months Ended January 31, 2007 and 2006, and for the Period From May 26, 1967 (inception) to January 31, 2007 (unaudited)	4

	Statements of Cash Flows for the Nine Months Ended January 31, 2007 and 2006, and for the Period From May 26, 1967 (inception) to January 31, 2007 (unaudited)	5

	Condensed Notes to Financial Statements	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3. Quantitative and Qualitative Disclosure About Market Risk	15

	Item 4. Controls and Procedures	15

PART II.	OTHER INFORMATION

	Item 1A. Risk Factors	16

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 6. Exhibits	17

	Signatures	17

Part I-Financial Information

ITEM 1.	FINANCIAL STATEMENTS.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

	January 31, 2007	April 30, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,098	$382
Debt issuance cost, net of accumulated amortization of $466,951 and $112,338, respectively	1,113,383	78,012
Prepaid expenses	92,713	76,213

Total Current Assets	1,228,194	154,607

Property and Equipment, net	220,255	298,370
Patents, net	149,684	157,811

	$1,598,133	$610,788

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$360,907	$151,670
Accrued liabilities	140,581	81,813
Notes payable, net of unamortized discount of $389,743 and $149,662, respectively	917,375	14,794
Convertible Debentures, net of unamortized discount of $35,214 and $288,291, respectively	161,928	176,295

Total Current Liabilities	1,580,791	424,572

Stockholders’ Equity:
Preferred Stock, undesignated, authorized 10,000,000 shares, none issued or outstanding	—	—
Common Stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 139,133,267 and 136,589,119 shares	1,391,333	1,365,891
Additional paid-in capital	28,612,992	26,525,469
Deferred compensation	—	(15,831)
Deficit accumulated during the development stage	(29,986,984)	(27,689,313)

Total Stockholders’ Equity	17,341	186,216

	$1,598,133	$610,788

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Deficit Accumulated During the Development Stage Through January 31, 2007	Three Months Ended January 31,		Nine Months Ended January 31,
		2007	2006	2007	2006
	(Unaudited)	(Unaudited)		(Unaudited)
Expenses:
Research and development	$11,232,750	$157,689	$327,361	567,917	$957,897
General and administrative	16,703,974	319,994	333,559	818,952	1,004,926
Interest	2,809,282	437,735	220,324	970,765	1,236,976

Total Expense	30,746,006	915,418	881,244	2,357,634	3,199,799

Other Income	(759,022)	(24,131)	(20,707)	(59,962)	(49,833)

NET LOSS	$(29,986,984)	$(891,287)	$(860,537)	$(2,297,672)	$(3,149,966)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.006)	$(0.006)	$(0.016)	$(0.024)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		138,736,978	133,226,971	137,829,180	129,897,500

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Period From May 26, 1967 (inception) to January 31, 2007	Nine Months Ended January 31,
		2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(29,986,984)	$(2,297,672)	$(3,149,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,285,342	102,089	123,731
Amortization of deferred compensation	336,750	15,831	84,189
Amortization of discounts on notes payable	2,561,182	905,308	1,236,976
Loss on disposal and write-down of property and equipment and other assets	219,305	—	65,364
Compensatory stock options/warrants issued	2,285,463	47,000	—
Issuance of stock below market value	695,248	—	—
Contribution of capital through services rendered by stockholders	216,851	—	—
Issuance of stock for services rendered	1,265,279	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(92,713)	(16,500)	(31,056)
Accounts payable and accrued liabilities	678,070	268,006	(163,856)

Net cash used in operating activities	(20,536,207)	(975,938)	(1,834,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,083,902)	—	(21,787)
Purchase of other assets	(696,003)	(15,847)	(32,109)

Net cash used in investing activities	(1,779,905)	(15,847)	(53,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses	18,615,519	—	321,904
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from notes, debentures and other obligations, net of discounts and issue costs	3,583,816	1,013,501	1,130,500
Payments on notes and capital lease obligations	(717,300)	—	—

Net cash provided by financing activities	22,338,210	1,013,501	1,452,404

Net change in cash and cash equivalents	22,098	21,716	(436,110)
Cash and cash equivalents, beginning of period	—	382	588,763

Cash and cash equivalents, end of period	$22,098	$22,098	$152,653

Cash paid for: Interest	$145,653	$2,524	$—

Taxes	$19,973	$1,148	$1,825

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS—CONTINUED

Non-cash financing activities during the nine months ended January 31, 2007:

(1)	As further disclosed in Note 3 to the condensed financial statements, in connection with the issuance of $935,890 of one-year notes payable, the Company recorded aggregate discounts on notes payable of $570,976. These discounts related to the original issue discount of $50,690 and $520,286 for 19,356,703 warrants issued in the transactions.

(2)	The Company made principal payments on its convertible notes payable of $268,071 through the issuance of 2,544,148 shares of common stock.

(3)	The Company recorded debt issue costs of $1,308,244 through the issuance of 11,683,593 warrants for capital raising services.

Non-cash financing activities during the nine months ended January 31, 2006:

(1)	In connection with the sale of $1,850,000 of convertible debentures, the Company recorded original issue discount of $555,000, discount of $525,000 related to the value of warrants issued in the transaction, and additional discount of $770,000 related to the value of the beneficial conversion feature.

(2)	The Company made principal payments on its convertible notes payable of $219,000 through the issuance of 2,120,900 shares of common stock and note holders converted $839,357 of convertible debentures into 3,815,260 shares of common stock.

(3)	The Company recorded deferred offering costs of $31,000 through the issuance of 2,000,000 warrants for capital raising services.

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of January 31, 2007, and the results of its operations for the three months and nine months ended January 31, 2007and 2006, and for the period from May 26, 1967 (inception) to January 31, 2007, and its cash flows for the nine months ended January 31, 2007 and 2006, and for the period from May 26, 1967 (inception) to January 31, 2007. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2006 filed with the Commission on July 28, 2006.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at January 31, 2007, has an accumulated deficit of $29,986,984, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future. Since the Company is in the pre-clinical and clinical trial stages of its products, these products must undergo considerable development and testing prior to submission to the FDA for approval to market the products. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing sufficient to fund the required additional development and testing and to meet its obligations on a timely basis. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

The following weighted average assumptions were used for option grants issued in the nine months ended January 31, 2007 under the SFAS No. 123R requirements and in the nine months ended January 31, 2006 under the SFAS No. 123 requirements. There were no option grants during the three months ended January 31, 2007 and 2006:

	Nine Months Ended January 31
	2007	2006
Risk-free interest rate	4.71%	3.60%
Volitility	101.7%	116.4%
Expected life	10 Years	6.3 Years

Impact of SFAS No. 123R

The following table presents the impact to the Company’s financial statements as a result of the adoption of SFAS No. 123R for the three and nine months ended January 31, 2007:

	Three Months Ended January 31, 2007	Nine Months Ended January 31, 2007
Stock-based compensation expense	$13,000	$47,000
Effect on earnings per share	$—	$—

As of January 31, 2007, the unamortized compensation expense related to outstanding unvested options was approximately $60,000. The Company expects to amortize this expense over the remaining vesting period of these stock options.

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

Pro forma for 2006 Under SFAS No. 123R

The following table compares the loss per share to the pro forma amounts that would have been reported for the three and nine months ended January 31, 2006 had the Company recognized compensation expense for stock-based compensation plans in accordance with SFAS No. 123R:

	Three Months Ended January 31, 2006	Nine Months Ended January 31, 2006
Net loss, as reported	$(860,537)	$(3,149,966)
Add: stock-based employee compensation expenses	28,062	84,186
Deduct: fair value based employee compensation expenses	(58,818)	(135,615)

Pro forma net loss	$(891,293)	$(3,201,395)

Net loss per share:
As reported	$(0.006)	$(0.024)

Pro forma	$(0.007)	$(0.025)

Stock Option Plans

In September 1999, the Company’s Board of Directors approved the 1999 Stock Plan (the “1999 Plan”) which provides for the granting of incentive and nonstatutory stock options to employees, directors and consultants to purchase up to 4,000,000 shares of the Company’s common stock. The 1999 Plan was approved by stockholders on October 10, 2000. Options granted under the 1999 Plan are exercisable at various dates up to four years and have expiration periods of generally ten years. As of January 31, 2007, the Company had 2,915,000 qualified stock options outstanding under the 1999 Plan. In addition, the Company has 3,050,000 non-qualified stock options outstanding as of January 31, 2007.

Stock Options

The following table summarizes stock option activity for the nine months ended January 31, 2007:

	Options	Price
Outstanding April 30, 2006	5,935,000	$0.19
Granted	170,000	0.13
Forfeited	(140,000)	0.19
Exercised	—	—

Outstanding January 31, 2007	5,965,000	$0.19

2.	STOCK-BASED COMPENSATION (Continued)

Warrants

The Company grants warrants to non-employees in payment for services received and in connection with capital raising efforts.

The following summarizes warrant activity for the nine months ended January 31, 2007:

	Options	Price
Outstanding April 30, 2006	39,972,654	$0.19
Granted	31,040,294	0.25
Forfeited	(7,513,393)	0.36
Exercised	—	—

Outstanding January 31, 2007	63,499,555	$0.25

3.	STOCKHOLDERS’ EQUITY

During the nine months ended January 31, 2007:

(1)	the Company received a net amount of $300,200 from the issuance of one-year notes payable. The notes are unsecured and were issued with a 9% original issue discount totaling $29,690 and pay interest at 9% per year. In addition, the Company issued five-year warrants to purchase 9,896,703 shares of common stock at $0.245 per share. Additional discount of $227,869 was recorded for the relative fair value of the warrants. The Company issued five-year warrants to purchase 4,183,591 shares of common stock at $0.245 per share in connection with placing the 9% notes payable.

(2)	the Company received a net amount of $235,000 from the issuance of one-year notes payable. The notes are unsecured and were issued with a 6% original issue discount totaling $15,000 and pay interest at 6% per year. In addition, the Company issued five-year warrants to purchase 2,500,000 shares of common stock at $0.245 per share. Additional discount of $133,484 was recorded for the relative fair value of the warrants. The Company issued five-year warrants to purchase 7,500,000 shares of common stock at $0.245 per share in connection with placing the 6% notes payable.

(3)	the Company received a net amount of $290,000 from the issuance of one-year notes payable. The notes are unsecured and pay interest at 18% per year. In addition, the Company issued one-year warrants to purchase 760,000 shares of common stock at $0.245 per share and five-year warrants to purchase 6,200,000 shares of common stock at $0.245 per share. Additional discount of $158,933 was recorded for the relative fair value of the warrants.

(4)	the Company made principal payments on its convertible debentures of $268,071 through the issuance of 2,544,148 shares of common stock.

4.	RELATED PARTY TRANSACTIONS

During the three months ended January 31, 2007 and 2006, the Company paid $0 and $17,334, respectively, and during the nine months ended January 31, 2007 and 2006, the Company paid $17,334 and $49,434, respectively, to a specialty contract manufacturer of pharmaceutical products to manufacture Oxycyte, the Company’s perfluorocarbon-based blood substitute and therapuetic oxygen carrier, for upcoming clinical trials.

An officer of the Company is a minority shareholder and director of this specialty manufacturer. At January 31, 2007, the Company had no outstanding purchase orders with this specialty manufacturer. During June 2006, the Company borrowed a net amount of $60,000 from this officer, net of an original issue discount of $6,000.

As of January 31, 2007, the Company had approximately $64,000 payable to directors and $81,000 payable to parties that are shareholders of the Company.

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

Enrollment started in 2005 in a Phase II orthopedic surgery trial, and five study sites have been qualified and approved to participate in this study. In this first Phase II trial we are evaluating both efficacy and safety in the prevention of tissue hypoxia (the effects of reduced oxygen levels) in hip surgery patients who experience mild to moderate blood loss during surgery. While blood transfusions are typically not given during such procedures, blood loss may result in postoperative complications caused by tissue hypoxia. Three study sites have enrolled 12 patients in this study. This is less than expected, so enrollment has been temporarily put on hold so resources can be refocused on shorter term Phase II trials. Additional financing will be required to restart enrollment, and a completion date cannot be projected at this time.

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

Fluorovent is an oxygen exchange fluid and surfactant for facilitating the treatment of lung conditions, which the Company has been developing. We have not filed any applications on this product with the FDA and do not expect we will do so in 2007.

Our biosensor product uses an enzyme process for measuring the glucose level in the blood stream of a diabetic patient. It is a subcutaneous implant programmed to measure the glucose level and transmit the results to a wearable receiver. We do not expect we will file any applications with the FDA for at least the next 2 years.

RESULTS OF OPERATIONS

Three months ended January 31, 2007 and 2006:

Research and Development expenses for the three months ended January 31, 2007 were $157,689 compared to $327,361 for the same period in the prior year. Although we continue to concentrate our research activities on our Oxycyte product, our shortage of working capital has not allowed us to continue to fund our Phase II clinical trials at previous levels. Phase II expenses totaled $0 for the quarter ended January 31, 2007, compared $97,991 for the quarter ended January 31, 2006. Because of the nature of our ongoing research and development activities, and the timing of financing transactions, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the three months ended January 31, 2007 were $319,994, compared to $333,559 for the same period in the prior year. Due to a lack of existing working capital, the Company has been forced to conserve what limited resources it has while it continues to search for financing with which to fund administrative expenses and continue product testing. As a result of this decision, general operating expenses have been significantly reduced until additional funding is obtained.

The net loss for the three months ended January 31, 2007 was $891,287 compared to a net loss of $860,537 for the same period in the prior year. Total expenses during the three months ended January 31, 2007 remained comparable to the same period in 2006. In addition to the items noted above, interest expense increased $217,411 due to additional interest cost associated with the notes and debentures payable and the related amortization of associated debt discounts. Additionally, other income, consisting principally of sub-rental income increased $3,424 in the quarter ended January 31, 2007 over the quarter ended January 31, 2006.

Nine months ended January 31, 2007 and 2006:

Research and Development expenses for the nine months ended January 31, 2007 were $567,917 compared to $957,897 for the same period in the prior year. Although we continue to concentrate our research activities on our Oxycyte product, our shortage of working capital has not allowed us to continue to fund our Phase II clinical trials at previous levels. Phase II expenses totaled $50,018 for the nine months ended January 31, 2007, compared $292,317 for the nine months ended January 31, 2006. Because of the nature of our ongoing research and development activities, and the timing of financing transactions, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the nine months ended January 31, 2007 were $818,952 compared to $1,004,926 for the same period in the prior year. Due to a lack of existing working capital, the Company decided in October 2006 to temporarily cease operations and lay-off existing employees. Although these employees were called back in November 2006, the Company has been forced to conserve what limited resources it has while it continues to search for financing with which to fund administrative expenses and continue product testing. As a result of this decision, general operating expenses have been significantly reduced over the same period in 2006.

The net loss for the nine months ended January 31, 2007 was $2,297,672 compared to a net loss of $3,149,966 for the same period in the prior year. Total expenses decreased by $842,165 during the nine months ended January 31, 2007 over the comparable period in 2006. In addition to the items noted above, interest expense decreased $266,211 due to significant convertible debt conversions that occurred during the previous year. Additionally, other income, consisting principally of sub-rental income increased $10,129 in the nine months ended January 31, 2007 over the nine months ended January 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Synthetic Blood has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of January 31, 2007, we had $1,228,194 of total current assets and negative working capital of $352,597. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

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

Cash used in operating activities during the nine months ended January 31, 2007 was $975,938, compared to $1,834,618 for the comparable period of the prior year. Operating activities consisted primarily of product research and development and the general operation of our corporate office. Cash used in operating activities is primarily dependent on the timing and extent of our research and development activities and our available liquidity.

Cash used in investing activities during the nine months ended January 31, 2007 was $15,847, compared to $53,896 for the comparable period of the prior year. Investing activities consisted primarily of expenditures related to our patent rights. Synthetic Blood does not anticipate significant future capital expenditures in the near term.

Cash provided by financing activities during the nine months ended January 31, 2007 was $1,013,501, compared to cash provided by financing activities of $1,452,404 for the comparable period of the prior year. Cash provided by financing activities consists primarily of the proceeds from the sale of short-term notes payable. As discussed earlier in this quarterly report, Synthetic Blood is attempting to raise additional funds that may take the form of equity or debt securities.

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

Long-Lived Assets—Our intangible assets consist of patents related to our various technologies. These assets are amortized on a straight-line method over their estimated useful life, which ranges from eight to ten years. We review these intangible assets for impairment on a quarterly basis in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). At January 31, 2007, management believes no indications of impairment existed.

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

During the quarter ended January 31, 2007, Company received a net amount of $20,000 from the issuance of a one-year note payable. The note is unsecured and pays interest at 18% per year. In addition, the Company issued five-year warrants to purchase 200,000 shares of common stock at $0.245 per share. Additional discount of $4,422 was recorded for the relative fair value of the warrants. The foregoing securities were sold in reliance on the exemption set forth in Section 4(2) of the Securities Act of 1933.

During the quarter ended January 31, 2007, Synthetic Blood commenced an offering of $500,000 in principal amount of unsecured one-year promissory notes. The notes provide for a 6% original issue discount and pay interest at 6% per year. With the notes Synthetic Blood has agreed to issue to the purchasers warrants to purchase 10 shares of common stock for each $1.00 in principal amount of notes purchased, or warrants to purchase up to 5,000,000 shares, exercisable over a term of five years at an exercise rice of $0.245 per share. Placement of the notes and warrants is being made with the assistance of an offshore company. In consideration for its services, the offshore company will receive a cash fee equal to 12% of the principal amount of notes placed and warrants to purchase 20 common shares for each $1.00 in principal amount of the notes issued, or warrant to purchase up to 10,000,000 shares, with terms identical to the warrants issued to the purchasers of the notes. As of January 31, 2007, $250,000 in principal amount of the notes had been placed, and as of March 15, 2007, an additional $235,000 in principal amount of the notes had been placed. The securities were offered and sold in reliance on the safe harbor provided for in Regulation S adopted under the Securities Act of 1933 for sales of securities without registration in offshore transactions.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

March 19, 2007	/s/ Robert S. Nicora
Robert S. Nicora
President and Chief Executive Officer

March 19, 2007	/s/ David H. Johnson
David H. Johnson
Chief Financial Officer
(Chief Accounting Officer)