Form 10-K
period 2007-04-30
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2007-08-14
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $16,809,013.

The number of shares outstanding of the registrant’s class of $0.01 par value common stock as of July 31, 2007 was 140,325,105.

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

ITEM 1—BUSINESS

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

Blood substitute market

The principal function of human blood is to transport oxygen throughout the body. The lack of an adequate supply of oxygen as a result of blood loss can lead to organ dysfunction or death. The transfusion of human blood is presently the only effective means of immediately restoring diminished oxygen-carrying capacity resulting from blood loss. According to the AABB 2004 Nationwide Blood Collection and Utilization Report, 14 million units of whole blood and red blood cells were transfused in the United States in 2004. This includes transfusions for trauma, surgery (emergency and elective), unexpected blood loss, chronic anemia, and other general medical applications.

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

Oxycyte is intended as a transfusion substitute for blood transfusion that ordinarily would be applied in cases of trauma, surgery (emergency and elective), unexpected blood loss and other general medical applications. For trauma and emergency surgical procedures, the immediate availability and universal compatibility of Oxycyte are expected to provide significant advantages over transfused blood by avoiding the delay and opportunities for error associated with blood typing. The major benefit of Oxycyte in elective surgery is expected to be increased transfusion safety for patients and health care professionals.

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

Our product—Oxycyte

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

After receiving clearance from the FDA, we conducted a Phase I clinical study on Oxycyte, which was completed in December 2003. We submitted a report on the results, which were in line with our expectations, to the FDA along with a Phase II protocol in 2004. The FDA approved the protocol, and the trial started in the fourth quarter of 2004. Phase II clinical trials are expected to continue through the end of 2007 and into 2008.

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

If approved for one or more medical uses, Oxycyte will compete directly with established therapies for acute blood loss and replacement and may compete with other technologies currently under development. We cannot ensure that Oxycyte will have advantages, which will be significant enough to cause medical professionals to adopt it rather than continue to use established therapies or other new technologies or products. We also cannot ensure that the price of Oxycyte, in light of Oxycyte's potential advantages, will be competitive with the price of established therapies or other new technologies or products.

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

Government regulation

The manufacture and distribution of Oxycyte, as well as our other products, and the operation of our manufacturing facilities will require the approval of United States government authorities as well as those of foreign countries. In the United States, the FDA regulates medical products, including the category known as "biologicals" which includes Oxycyte. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of Oxycyte. In addition to FDA regulations, we are also subject to other federal and state regulations, such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial funds.

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

Among the conditions for BLA approval is the requirement that the prospective manufacturer's quality controls and manufacturing procedures conform to FDA requirements. In addition, domestic manufacturing facilities are subject to biennial FDA inspections and foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities with reciprocal inspection agreements with FDA. Outside the United States, we are also subject to foreign regulatory requirements governing clinical trials and marketing approval for medical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

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

ITEM 1A—RISK FACTORS

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

We do not have the working capital necessary to fund our operations in fiscal year 2008. We need financing immediately to cover administrative expenses and on-going expenses of testing Oxycyte. Management is actively seeking additional sources of equity and/or debt financing; however there is no assurance that any additional funding will be available. Should we be unable to obtain additional financing to meet our short-term needs, we may be forced to cease operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

We completed Phase I clinical trials on Oxycyte in December 2003, and started Phase II clinical testing in the fourth quarter of 2004. If we are successful with our Phase II trials (of which there is no assurance) we will need to conduct Phase III trials. All of these clinical trials and testing will be expensive and time-consuming and the timing of the FDA review process is uncertain. Our lack of capital over the past two years has prevented us from advancing our clinical testing and will continue to do so unless and until additional financing in adequate amounts is obtained. The FDA or we may in the future suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks. We cannot ensure that we will be able to complete our clinical trials successfully or obtain FDA approval of Oxycyte, or that FDA approval, if obtained, will not include limitations on the indicated uses for which Oxycyte may be marketed. Our business, financial condition and results of operations are critically dependent on obtaining capital to advance our testing program and receiving FDA approval of Oxycyte. A significant delay in our planned clinical trials or a failure to achieve FDA approval would have a material adverse effect on us and could result in the cessation of our business.

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

Synthetic Blood began research and development activities in 1990 and is a development stage company. We have been engaged for the past 16 years in the development and testing of Oxycyte, Fluorovent, and our glucose biosensor. No revenues have been generated to date from commercial sales of any of our products. Our revenues to date have consisted solely of interest earned on funds held until applied in the development of our products. At April 30, 2007 our accumulated deficit during the development stage is $31,020,194. We will require substantial amounts of outside financing to fund future testing and development of our products. We cannot ensure that our clinical testing will be successful, that regulatory approval of Oxycyte or any of our other products will be obtained, that

Oxycyte or any of our other products can be manufactured at an acceptable cost and in appropriate quantities, or that there will be a viable market for any of our products. The foregoing factors raise substantial doubt about our ability to continue as a going concern.

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

Commercial-scale manufacturing of Oxycyte will require development of a manufacturing capability that is significantly larger than the capacity currently in place to produce Oxycyte for our clinical trials. We do not intend to build our own production facility, but instead will rely on third party manufacturers to produce our product. We have not established any arrangement for commercial production of Oxycyte with any manufacturer, and there can be no assurance that we will be able to establish such an arrangement on terms acceptable to us. Moreover, in order to seek FDA approval of the sale of Oxycyte produced at a third party manufacturing facility, we may be required to conduct a portion of our clinical trials with product manufactured at that facility. Accordingly, a delay in achieving scale-up of commercial manufacturing capabilities when needed will have a material adverse effect on sales of Oxycyte. Additionally, the manufacture of Oxycyte will be subject to extensive government regulation. Among the conditions for marketing approval is that our quality control and manufacturing procedures conform to the FDA's good manufacturing practice regulations. We cannot ensure that we will be able to obtain the necessary regulatory clearances or approvals to manufacture Oxycyte on a timely basis or at all.

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

We have a history of losses and our future operating results are uncertain.

During fiscal year ended April 30, 2007, we incurred a net loss of $3.3 million, and we incurred net losses of $4.1 million in fiscal year 2006 and $2.7 million in fiscal year 2005. We will not generate operating revenue unless and until one of our products is approved for commercial sale and sales activity begins. We will require substantial additional funds to complete clinical trials, pursue regulatory approval for our products, establish commercial scale manufacturing capabilities, and establish marketing, sales, and administrative capabilities. Expenditures for these purposes will result in substantial losses for at least the next several years. The expense and the time required to realize any product revenues or profitability are highly uncertain. We cannot ensure that we will be able to achieve product revenues or profitability on a sustained basis, or at all, and we may be unable to ever establish Synthetic Blood as a going concern.

The market may not accept our product.

Human blood collection, distribution, and medical application are well established and accepted. Competitors may develop new technologies or products, which are effective, competitively priced, and accepted for various medical uses. We cannot ensure that the efficacy and pricing of Oxycyte, considered in relation to Oxycyte's expected benefits, will be perceived by health care providers and third party payers as cost-effective, or that the price of Oxycyte will be competitive with transfused blood or with other new technologies or products. Our results of operations may be adversely affected if the price of Oxycyte is not considered cost-effective or if Oxycyte does not otherwise achieve market acceptance.

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

The authorized capital stock of the Company consists of an aggregate of 200 million shares of common stock, of which 139,854,859 shares are issued and outstanding as of April 30, 2007 and approximately 86.1 million shares are reserved for issuance upon conversion or exercise of issued and outstanding debentures, options, and warrants. The substantial number of shares available now and that may become available in the future for sale in the public market could cause the market price of our common stock to decline or have a depressive effect on the market price.

ITEM 1B—UNRESOLVED STAFF COMMENTS

We have not received any comments from the Securities and Exchange Commission that remain unresolved.

ITEM 2—PROPERTIES

Synthetic Blood owns no real property and currently leases its principal administrative and laboratory facilities at 3189 Airway Avenue, Building C, Costa Mesa, California 92626. The current rent is approximately $15,400 per month.

ITEM 3—LEGAL PROCEEDINGS

Synthetic Blood is not presently involved in any legal proceedings and was not involved in any such proceedings during fiscal year 2007.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended April 30, 2007.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market price, number of shareholders, and dividend policy

Quotations for the common stock of Synthetic Blood are reported on the OTC Electronic Bulletin Board. The over-the-counter quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. For the past two fiscal years, the minimum bid and highest ask prices were:

	2007		2006
Quarter	Low	High	Low	High
1st	$0.10	$0.18	$0.19	$0.30
2nd	$0.04	$0.15	$0.13	$0.23
3rd	$0.12	$0.22	$0.09	$0.17
4th	$0.11	$0.18	$0.06	$0.25

At July 15, 2007 we had approximately 1,400 shareholders of record.

Since inception of Synthetic Blood, no dividends have been paid on the common stock. Synthetic Blood intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Recent Sales of Unregistered Securities

During the quarter ended January 31, 2007, Synthetic Blood commenced an offering unsecured one-year promissory notes. The notes provide for a 6% original issue discount and pay interest at 6% per year. With the notes Synthetic Blood has agreed to issue to the purchasers warrants to purchase 10 shares of common stock for each $1.00 in principal amount of notes purchased, or warrants to purchase up to 5,000,000 shares, exercisable over a term of five years at an exercise price of $0.245 per share. Placement of the notes and warrants is being made with the assistance of an offshore company. In consideration for its services, the offshore company will receive a cash fee equal to 12% of the principal amount of notes placed and warrants to purchase 20 common shares for each $1.00 in principal amount of the notes issued, or warrant to purchase up to 10,000,000 shares, with terms identical to the warrants issued to the purchasers of the notes. As of January 31, 2007, $250,000 in principal amount of the notes had been placed, and through April 30, 2007, an additional $358,511 in principal amount of the notes had been placed. The securities were offered and sold in reliance on the safe harbor provided for in Regulation S adopted under the Securities Act of 1933 for sales of securities without registration in offshore transactions.

In July 2007, Synthetic Blood commenced an offering of $500,000 in principal amount of unsecured two-year promissory notes. The notes provide for a 6% original issue discount and pay interest at 12% per year. With the notes Synthetic Blood has agreed to issue to the purchasers warrants to purchase ten common shares for each $1 invested in notes, exercisable over a term of five years at an exercise price of $0.245 per share. Placement of the notes and warrants was made with the assistance of an offshore company. In consideration for its services, the offshore company will receive a cash fee equal to 12% of the principal amount of notes placed and five million warrants, prorated up to an offering amount of $500,000, to purchase common shares with terms identical to the warrants issued to the purchasers of the notes. The securities were offered and sold in reliance on the safe harbor provided for in Regulation S adopted under the Securities Act of 1933 for sales of securities without registration in offshore transactions.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,025,000		$.0230	975,000

Equity compensation plans not approved by security holders	3,050,000	(1)	$.0139	0

Total	6,075,000		$.0184	975,000

(1)	This figure includes options issued to officers and employees under individual compensation arrangements. The figure also includes options issued to directors for board and committee service that were approved by the board of directors.

Repurchases of common stock

There were no repurchases of equity securities by Synthetic Blood in the fourth fiscal quarter that ended April 30, 2007.

ITEM 6—SELECTED FINANCIAL DATA

	April 30, 2007	April 30, 2006	April 30, 2005	April 30, 2004	April 30, 2003
Statement of Operations Data:
Other Income	$120,027	$67,872	$11,814	$18,002	$48,558
Total expenses	$3,450,897	$4,134,465	$2,684,612	$2,267,205	$2,275,895
Net loss	$(3,330,870)	$(4,066,593)	$(2,672,798)	$(2,249,203)	$(2,227,337)
Weighted average number of shares outstanding, basic and diluted	138,232,970	131,187,581	118,841,402	95,327,891	88,651,158
Net loss per share, basic and diluted	$(0.02)	$(0.03)	$(0.02)	$(0.02)	$(0.03)
Balance Sheet Data:
Cash	$16,234	$382	$588,763	$302,310	$178,442
Working capital	$(362,286)	$(269,965)	$352,505	$127,592	$236,869
Total assets	$1,822,522	$610,788	$1,262,345	$1,047,979	$914,905
Total liabilities	$1,845,634	$424,572	$313,944	$293,698	$14,533
Stockholders’ equity (deficit)	$(23,112)	$186,216	$948,401	$754,281	$900,372

ITEM 7—MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of financial condition and results of operations of Synthetic Blood for the fiscal years ended April 30, 2007, 2006, and 2005. This discussion and analysis should be read in conjunction with the section entitled “Item 6—Selected Financial Data” and the financial statements and notes thereto included elsewhere herein.

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

Five clinical sites have received local Institutional Review Board (IRB) approval to participate in the first Phase II trial with Oxycyte. In this first Phase II trial we are evaluating both efficacy and safety in the prevention of tissue hypoxia (the effects of reduced oxygen levels) in hip surgery patients who experience mild to moderate blood loss during surgery. While blood transfusions are typically not given during such procedures, blood loss may result in postoperative complications caused by tissue hypoxia. We are now actively screening and enrolling patients for this trial, and plan to enroll 30 patients. One-half of these patients will be treated with Oxycyte and the others will serve as a control group. We expect to complete this study and report our findings in 2008.

A Phase II trial in severe brain injury patients was started in 2006 and has been completed with good results. A Phase II protocol for a study in patients with sickle cell disease has been submitted to the FDA, but is on clinical hold for revisions. Our future plans include testing Oxycyte in stroke, myocardial infarction, malignant tumors, trauma, coronary bypass surgery and decompression sickness. We expect Phase II studies will continue over at least the next two years, after which Phase III studies may be able to commence depending on results of Phase II trials, the development of acceptable protocols for Phase III trials, and the availability of financial and other resources to purse the Phase II trials. The lack of adequate funding for clinical trials over the past two years has delayed the advancement of our clinical trials and will continue to have this effect unless and until adequate funding is obtained.

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

Results of operations

Fiscal year 2007 compared to fiscal year 2006

For the fiscal year ended April 30, 2007, other income increased to $120,027 from $67,872 in the fiscal year ended April 30, 2006. Other income consists principally of rental income. The increase during 2007 is attributed to a gain from the settlement of a vendor payable.

General and administrative expenses of $1,019,795 for fiscal year 2007 decreased $254,219 or 20 percent over fiscal year 2006 expenses of $1,274,014. This decrease is due to a one time charge in 2006 for loss on the sale and write-off of patent assets of $59,000 and reductions in legal fees of $52,000, investor relations of $53,000 and deferred compensation expenses of $70,000 over the amounts incurred in fiscal 2006.

Research and development expenses decreased from $1,204,577 for the fiscal year ended April 30, 2006, to $752,614 for the fiscal year ended April 30, 2007. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our three developmental products. We have decreased expenditures relating to Oxycyte™ Phase II clinical trials due to the Company’s shortage of working capital. We intend to continue Phase II clinical trials in fiscal year 2008 perhaps begin Phase III trials by beginning of 2009, if we obtain regulatory approval, if the Company is able to secure additional financing in fiscal 2008.

Interest charges associated with the convertible debentures and short-term notes, including amortization of the original issue discount, debt issue costs, common stock purchase warrant value and the beneficial conversion feature, aggregated $1,678,488 for the year ended April 30, 2007 as compared to $1,655,874 for the year ended April 30, 2006.

For the year ended April 30, 2007, we incurred a loss of $3,330,870 compared to a loss of $4,066,593 for the previous fiscal year.

Fiscal year 2006 compared to fiscal year 2005

For the fiscal year ended April 30, 2006, other income increased to $67,872 from $11,814 in the fiscal year ended April 30, 2005. Other income consists principally of rental and interest income. The increase is attributed to a sublease agreement entered into during the current period.

General and administrative expenses of $1,274,014 for fiscal year 2006 decreased $133,473 or 9 percent over fiscal year 2005 expenses of $1,407,487. General office and operating expenses have remained relatively constant from fiscal 2005 to 2006. Although Synthetic Blood recorded a loss on the sale and write-off of patent assets of $59,000 in 2006, these expenses were offset by decreases in administrative expenses of $311,000 related to the granting of stock warrants in consideration for a delayed registration of stock in the previous year and a reduction in professional fees of $77,000.

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

Quarterly results of operations

The following table presents Synthetic Blood’s operating results for each of the eight fiscal quarters in the two-year period ended April 30, 2007. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to fairly present the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Form 10-K.

Statements of operations data (unaudited):

	Three Months Ended
	April 30, 2007	January 31, 2007	October 31, 2006	July 31, 2006	April 30, 2006	January 31, 2006	October 31, 2005	July 31, 2005
Research and development expenses	$184,696	$157,689	$180,049	$230,180	$246,681	$327,361	$290,362	$340,173
General and administrative expenses	200,845	319,994	214,446	284,510	269,088	333,559	395,700	275,667

Interest	707,723	437,735	313,027	220,003	418,898	220,324	1,016,652	—

Total expenses	1,093,264	915,418	707,522	734,693	934,667	881,244	1,702,714	615,840
Other (Income) Expense	(60,066)	(24,131)	(12,207)	(23,623)	(18,040)	(20,707)	(25,633)	(3,492)

Net loss	$(1,033,198)	$(891,287)	$(695,315)	$(711,070)	$(916,627)	$(860,537)	$(1,677,081)	$(612,348)

Net loss per share, basic and diluted	$(0.007)	$(0.006)	$(0.005)	$(0.005)	$(0.006)	$(0.006)	$(0.013)	$(0.005)

Weighted average shares outstanding, basic and diluted	139,485,175	138,736,978	137,813,964	136,936,598	135,188,280	133,226,971	130,153,437	126,312,092

Liquidity, capital resources and plan of operation

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of April 30, 2007, we had $1,483,348 in total current assets and negative working capital of $362,286, compared to $154,607 in total current assets and negative working capital of $269,965 as of April 30, 2006.

During fiscal year 2007, the Company financed its operations by issuing short-term notes payable totaling $1,294,390 and recorded original issue discount of $72,190 and additional discount of $665,956 related to the value of warrants issued to the holders.

During fiscal year 2006, the Company financed operations by issuing unsecured convertible debentures in the principal amount of approximately $1.85 million payable over a term of three years beginning 120 days following the closing of the financing discounted on the date of issue at 10 percent per annum. Net proceeds to Synthetic Blood after the original issue discount, commissions, and the investors’ professional fees was approximately $1,145,500. The principal amount of the debentures is convertible to common stock at any time at the election of the holder at a rate of one common share for each $0.22 of principal. Synthetic Blood may, at its option and subject to certain conditions, make monthly payments on the debentures in common stock priced at the lower of $0.22 or 80 percent of the volume weighted average price for the common stock over the five trading days prior to the payment date. Synthetic Blood also issued to the investors warrants to purchase up to 8,409,083 of shares of common stock exercisable during a term of three years at an exercise price of $0.242 per share. The shares of common stock underlying the securities sold in this financing transaction have been registered for resale under the Securities Act of 1933. If for any reason Synthetic Blood is unable to make payment of the debentures through issuance of its common stock, it would be required to make such payment with cash, which would place a severe burden on Synthetic Blood’s limited cash and could result in a default on the debenture obligations.

During the year ended April 30, 2007, net cash provided by financing activities was $1,172,793, primarily from the issuance of short-term notes payable, as noted above. Net cash of $1,137,658 was used to fund operating activities and $19,283 was used for investing activities, primarily for additional patent expenditures. Consequently, our cash and cash equivalents increased from $382 at April 30, 2006 to $16,234 at April 30, 2007. We do not have any lines of credit or other borrowing arrangements with lenders.

We are in the pre-clinical and clinical trial stages in the development of our products. Under an Investigational New Drug application filed with the FDA, we completed Phase I clinical studies on Oxycyte in December 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte. We submitted a report to the FDA along with a Phase II protocol, received FDA approval, and started Phase II testing in the fourth quarter of 2004, which is expected to continue through 2008. Even if we are successful with our Phase II study, we must then conduct a Phase III clinical study and, if that is successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other products, Fluorovent and the glucose biosensor, must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond 2006 depends on obtaining outside financial resources. There is no assurance that needed financing will occur or that we will succeed in obtaining the necessary resources.

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

Subsequent to April 30, 2007 and through July 31, 2007, the Company received an additional $125,000 in cash from the issuance of unsecured two-year notes payable. The notes were issued with a 6% original issue discount totaling $7,978 and pay interest at 12% per year. In addition, under the terms of the note agreements, the Company will issue 5-year warrants for purchase 1,329,780 shares of common stock at $0.245 per share. A cash placement fee will be due an offshore company equal to 12% of the principal amount of notes placed, plus five million five-year warrants, prorated up to an offering amount of $500,000, to purchase common stock at $0.245 per share. Additionally, through July 31, 2007, the Company’s President advanced a total of $44,500 to the Company.

We do not have the working capital necessary to fund our operations in fiscal year 2008. We need financing immediately to cover administrative expenses and on-going expenses of testing Oxycyte. Management is actively seeking additional sources of equity and/or debt financing; however there is no assurance that any additional funding will be available. Should we be unable to obtain additional financing to meet our short-term needs, we may be forced to cease operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Stock-Based Compensation –

We account for stock-based compensation as prescribed by of SFAS No. 123R,

which require stock options and warrants issued to employees and nonemployees to be valued using the fair value method. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

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

Long-Lived Assets –

Our intangible assets consist of patents related to our various technologies. These assets are amortized on a straight-line method over their estimated useful life, which ranges from eight to ten years. We review these intangible assets for impairment in accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

Recent Accounting Pronouncements –

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. This standard creates a comprehensive model to address accounting for uncertainty in tax positions. FIN No. 48, clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized for financial statements. FIN No. 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 will be effective for fiscal periods beginning after December 15, 2006. The Company adopted FIN No. 48 as of May 1, 2007. Management has evaluated the statement and has determined the impact not to be material to the Company’s financial statements for fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those years. The Company is currently analyzing the effects of adopting SFAS 157.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of fiscal years after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on its financial position, results of operations, and cash flows as of its adoption in fiscal 2008.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable, as management believes that the Company does not have instruments that are sensitive to market risk. Our debt instruments bear interest at fixed interest rates.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth at the end of this report beginning with the index to financial statements on page F-1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

With the participation of management, Synthetic Blood’s chief executive officer and chief financial officer evaluated its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with Synthetic Blood’s filing of its annual report on Form 10-K for the year ended April 30, 2007.

For the quarter ended April 30, 2007 and through the date of this filing on Form 10-K for the year ended April 30, 2007, there have been no significant changes in Synthetic Blood’s internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

ITEM 9B—OTHER INFORMATION

There is no information to report under this item for the quarter ended April 30, 2007.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and executive officers

Our officers and directors manage our business. The following persons are the officers and directors of Synthetic Blood:

Name	Age	Position
Jonathan J. Spees	53	Director
Robert W. Nicora	67	President, Chief Executive Officer and Director
David Johnson	60	Chief Financial Officer and Director
Richard Kiral, PhD	65	Vice President, Research and Development

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

David H. Johnson is Chief Financial Officer. Mr. Johnson has over 25 years of financial and administrative management experience, including President and Chief Financial Officer of FirstPlus Bank. Previously Mr. Johnson was a regional partner at McGladrey and Pullen, a major public accounting firm. Mr. Johnson has a BA in accounting and is a certified public accountant.

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

Board meetings and committees; Code of Ethics

In the fiscal year ended April 30, 2007, the board of directors of Synthetic Blood met six times and these meetings were attended by all of the directors. From time to time the directors also acted through written consents of the board.

The Audit Committee is the only standing committee of the board of directors. Mr. Spees is the sole member of the Audit Committee. The Audit Committee is responsible for financial reporting matters, internal controls, and compliance with Synthetic Blood’s financial policies, and meets with its independent registered public accounting firm when appropriate. The Audit Committee met four times in fiscal year 2007, and the director member of the committee attended the meetings. The Board has determined that Mr. Spees is an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of Regulation S-K.

Due to the fact Synthetic Blood is in the development stage with no operating revenue and activities limited to research and development, the board of directors determined that it is not necessary or practical for Synthetic Blood to establish a Nominating Committee or Compensation Committee, or adopt a charter for any such committees. Accordingly, Synthetic Blood has not adopted any formal procedures by which security holders may recommend nominees to the board of directors.

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

ITEM 11—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Synthetic Blood does not have a separate compensation committee, so all compensation decisions are made by the board of directors. As a result of the limited resources and operations of Synthetic Blood, the board of directors has taken the position of allowing existing employment arrangements established in prior years to continue through annual renewal without evaluating or considering changes in terms. The board of directors believes extending existing employment agreements on pre-existing terms is necessary to retain the continuing services of its executive officers under circumstances where there is little to offer. Accordingly, the board of directors has not developed any broad based compensation objectives or policies with respect to the amount of compensation, the elements of compensation, or performance measures affecting compensation.

Summary of Compensation

The following table provides certain summary information concerning compensation earned for services rendered in all capacities to Synthetic Blood for the fiscal years ended April 30, 2007, 2006 and 2005, by the Company’s Chief Executive Officer and the other most highly compensated executive officers of Synthetic Blood (“Named Executive Officers”). This information includes the dollar amount of base salaries, bonus awards, stock options and all other compensation, if any, whether paid or deferred.

Name and Position	Year	Salary($)	Bonus($)	Options Awards ($)(1)	All Other Compensation ($)(2)
Robert Nicora	2007	173,250	—	32,500	30,492
President	2006	189,000	—	—	35,719
	2005	189,000	—	—	32,197

Richard Kiral	2007	152,847	—	8,000	16,379
Vice President of	2006	167,742	—	—	23,066
Product Development	2005	167,000	15,000	—	26,394

(1)	The dollar values shown reflect the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in FAS 123(R), which we implemented May 1, 2006. Prior to adoption FAS 123(R), we did not record stock-based compensation expense directly in the financial statements. The assumptions we used in valuing these awards are described in Note G, to our Financial Statements included in this Form 10-K.
(2)	Mr. Nicora and Mr. Kiral received a $3,850 car allowance plus medical premiums and retirement contributions paid for by Synthetic Blood.

Option grants

Synthetic Blood adopted a stock option plan in October 1999, which was ratified by a vote of the shareholders during fiscal year ended April 30, 2001. The 1999 plan provides for the granting of incentive and non-qualified options to officers, directors, consultants and key employees to purchase up to 4,000,000 shares of Synthetic Blood’s common stock at prices not less than the fair market value of the stock at the date of grant for incentive options. The option expiration dates are determined at the date of grant, but may not exceed ten years. The total number of options issued under the Plan at April 30, 2007 were 3,025,000 with a weighted average exercise price of $0.23.

In addition, Synthetic Blood has issued options outside the Plan. At April 30, 2007 the total non-qualified options outstanding were 3,050,000 with a weighted average exercise price of $0.14.

The following table summarizes certain information as of April 30, 2007 concerning the stock options granted to the Named Executive Officers during the fiscal year ended April 30, 2007. No stock appreciation rights, restricted stock awards or long-term performance awards have been granted as of the date hereof and no options have been exercised.

	Grant Date	Number of Securities Underlying Options (1)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)(2)
Robert Nicora
President	8/10/06	150,000	0.13	17,850

Richard Kiral
Vice President	3/9/07	75,000	0.12	8,250

(1)	Each option listed in the table vests over a three-year period and is exercisable over a ten-year period.
(2)	The dollar values shown reflect the full compensation cost of the awards as described in FAS 123R using the assumptions outlined in Note G to our Consolidated Financial Statements included in this Form 10-K.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at April 30, 2007 with respect to the Named Executive Officers.

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Robert W. Nicora, President	300,000	—	$0.15	10/13/09
	150,000	—	$0.12	02/01/10
	300,000	—	$0.62	05/15/10
	150,000	—	$0.21	04/20/11
	150,000	—	$0.17	08/01/12
	150,000	—	$0.22	08/01/13
	100,000	50,000	$0.28	08/17/14
	50,000	100,000	$0.22	08/04/15
	—	150,000	$0.13	08/10/16

Richard Kiral, Vice President	100,000	—	$0.15	10/13/09
	75,000	—	$0.12	02/01/10
	250,000	—	$0.21	04/20/11
	75,000	—	$0.30	02/01/12
	75,000	—	$0.15	02/01/13
	75,000	—	$0.15	03/01/14
	50,000	25,000	$0.24	02/01/15
	25,000	50,000	$0.09	03/28/16
	—	75,000	$0.12	03/09/17

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

Director Compensation

Each outside board member receives compensation of $12,000 per year and options to purchase 10,000 shares of common stock exercisable over a term of ten years at an exercise price of $0.13 per share.

We also reimburse directors for customary expenses related to attending board, committee and stockholder meetings.

The following table further summarizes the compensation paid to the non-employee directors for the year ended April 30, 2007.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Jonathan J. Spees	$12,000	$1,200	$13,200

(1)	The dollar values shown reflect the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in FAS 123(R), which we implemented May 1, 2006. Prior to adoption FAS 123(R), we did not record stock-based compensation expense directly in the financial statements. The assumptions we used in valuing these awards are described in Note G to our Consolidated Financial Statements included in this Form 10-K.

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

Compensation Committee Report

The board of directors, which makes all compensation decisions, has reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the board of directors approved the “Compensation Discussion and Analysis” included in this Form 10-K.

Respectfully submitted,

Robert W. Nicora
Jonathan J. Spees
David H. Johnson

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 31, 2007, the number and percentage of the outstanding shares of common stock and warrants and options that, according to the information supplied to Synthetic Blood, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of Synthetic Blood, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Common Shares	Percent of Class (1)
Principal stockholders

Aventis Invest (2) Zurich, Switzerland	25,350,056	15.3%

Till Gontersweiler Zurich, Switzerland	11,800,000	7.8%

Officers and directors

Jonathan Spees 1808 Marine St. Santa Monica, CA 90405	520,000	0.37%

Robert W. Nicora (3) 2535 Valencia Ave. Santa Ana, CA 92706	1,900,000	1.34%

David Johnson (3) 20470 Via Marwah Yorba Linda, CA 92886	200,000	0.14%

Richard Kiral (3) 25505 Nottingham Ct. Laguna Hills, CA 92653	875,000	0.62%

All officers and directors as a group (4 persons)	3,495,000	2.50%

(1)	These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his options, and percentage ownership of all officers and directors as a group assuming all purchase rights held by such individuals are exercised.
(2)	The figure for Adventis Invest includes warrants to purchase 249,286 common shares at a price of $0.245 per share which expire April, 2008, warrants to purchase 3,296,704 common shares at a price of $0.245 per share which expire May, 2011, warrants to purchase 2,250,714 shares at a price of $0.245 per share that expire August, 2011, warrants to purchase 7,500,000 shares at a price of $0.245 per share that expire January 2012, warrants to purchase 1,648,352 shares at a price of $0.245 per share that expire March, 2011, and warrants to purchase 10,405,000 shares at a price of $0.245 per share that expire April, 2012.
(3)	The figure for Till Gontersweiler includes warrants to purchase 2,700,000 common shares at a price of $0.245 per share which expire March, 2011, warrants to purchase 567,124 shares at a price of $0.245 per share that expire April, 2008, warrants to purchase 600,000 shares at a price of $0.245 per share that expire June 2011, and warrants to purchase 7,932,876 shares at a price of $0.245 per share that expire August, 2011.
(4)	These figures include vested options: for Mr. Nicora options to purchase 1,650,000 shares of common stock; for Mr. Johnson options to purchase 200,000 shares of common stock; for Mr. Kiral options to purchase 875,000 shares of common stock, and, for Mr. Spees options to purchase 520,000 shares of common stock.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

There have been no related party transactions since the beginning of the 2007 fiscal year on May 1, 2006.

Director Independence

Our board of directors has three members. Robert W. Nicora is our President and David Johnson is our Chief Financial Officer. Jonathan J. Spees is a non-employee director, and the board has determined that he is an “independent director” under the criteria set forth in Rule 4200(15) of the Nasdaq Marketplace Rules. The board does not have a separately designated Nominating Committee, so the function of evaluating and nominating persons for election as directors is performed by the entire board.

Review of Transaction with Related Persons

Section 14A:6-8 of the New Jersey Business Corporation Act provides that no contract or other transaction between a corporation and one or more of its directors, or between a corporation and any domestic or foreign corporation, firm or association of any type or kind in which one or more of its directors are directors or are otherwise interested, shall be void or voidable solely by reason of such common directorship or interest, or solely because such director or directors are present at the meeting of the board or a committee thereof which authorizes or approves the contract or transaction, or solely because his or their votes are counted for such purpose, if any one of the following is true:

•	The contract or other transaction is fair and reasonable as to the corporation at the time it is authorized, approved or ratified; or

•

The fact of the common directorship or interest is disclosed or known to the board or committee and the board or committee authorizes, approves, or ratifies the contract or transaction by unanimous written consent, provided at least one director so consenting is disinterested, or by affirmative vote of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or

•	The fact of the common directorship or interest is disclosed or known to the shareholders, and they authorize, approve or ratify the contract or transaction.

We followed the foregoing protocol with respect to entering into contracts with related persons.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND EXPENSES

The aggregate fees billed for professional services by Haskell & White LLP in 2007 and 2006 were as follows:

	2007	2006
Audit Fees	$61,720	$58,345
Tax Fees(1)	$8,775	$8,430

Total	$70,495	$66,775

(1)	Tax return and related service

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

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

(a)	Report of Independent Registered Public Accounting Firm.

(b)	Balance Sheets as of April 30, 2007 and 2006.

(c)	Statements of Operations for each of the three years in the period ended April 30, 2007 and for the period May 26, 1967 (Date of Inception) to April 30, 2007.

(d)	Statements of Stockholders’ Equity (Deficit) for each of the three years in the period ended April 30, 2007 and for the period May 26, 1967 (Date of Inception) to April 30, 2007.

(e)	Statements of Cash Flows for each of the three years in the period ended April 30, 2007 and for the period May 26, 1967 (Date of Inception) to April 30, 2007.

(f)	Notes to the Financial Statements.

INDEX TO EXHIBITS

Exhibit No.	Exhibits Required by Item 601 of Regulation S-K
3.1	Certificate of Incorporation, including all amendments (1)

3.2	Amended and Restated Bylaws (1)

10.1	Agreement with Leland C. Clark, Jr., Ph.D. dated November 20, 1992 with amendments, Assignment of Intellectual Property/ Employment (1)

10.2	Agreement between the Registrant and Keith R. Watson, Ph.D. Assignment of Invention (1)

10.3	Children’s Hospital Research Foundation License Agreement dated February 28, 2001 (1)

10.4	1999 Employee Stock Plan (1)

10.5	Form of Option issued to Executive Officers and Directors (1)

10.6	Form of Option issued to Employees (1)

10.7	Form of Warrant issued to Service Providers (1)(2)

10.8	Employment Agreement with Robert W. Nicora (1)

10.9	Employment Agreement with Richard Kiral (1)

10.10	Form of Offshore Securities Purchase Agreement – May 2004 (3)

10.11	Form of Series A Warrant issued in May 2004 (3)

10.12	Form of Series B Warrant issued in May 2004 (3)

10.13	Form of Series C Warrant issued in May 2004 (3)

10.14	Registration Rights Agreement dated May 13, 2004 (3)

10.15	Form of Warrant Issued to Overseas Investors – February 2005 (4)

10.16	Securities Purchase Agreement dated July 8, 2005, including all exhibits except for Exhibit D – Form of Legal Opinion, and excluding the Disclosure Schedules of Synthetic Blood (5)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350,as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These documents were filed as exhibits to the annual report on Form 10-K filed by Synthetic Blood with the Securities and Exchange Commission on August 13, 2004, and are incorporated herein by this reference.
(2)	This is the form of warrant to purchase common stock issued to certain service providers as follows:

Name	No. of shares	Exercise Price		Expiration
James Reavis	80,000 2,500	$ $	0.15 0.01	10/13/09 12/01/08
Robert J. Skalnik	17,476 5,769 7,143 2,500	$ $ $ $	0.01 0.01 0.01 0.01	12/29/05 01/12/06 09/06/06 12/02/08

(3)	These documents were filed as exhibits to the current report on Form 8-K filed by Synthetic Blood with the Securities and Exchange Commission on May 26, 2004, and are incorporated herein by this reference.
(4)	In February 2005, Synthetic Blood issued this instrument for the purchase of common stock at an exercise price of $0.40 per share that expires December 3, 2006 to the following persons in the amounts shown:

Markus Beck	1,000,000 shares
Andreas Camenzind	500,000 shares
Victor Dario	500,000 shares
Dusol Real Estate	2,000,000 shares
Aurelio Landolt	1,000,000 shares
Meier Simon	500,000 shares

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

August 14, 2007
/s/ Robert W. Nicora
Robert W. Nicora, Chief Executive Officer
(Principal Executive Officer)

August 14, 2007	/s/ David H. Johnson
David H. Johnson, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Jonathan Spees	Date: August 14, 2007
Jonathan Spees, Director

/s/ Robert W. Nicora	Date: August 14, 2007
Robert W. Nicora, Director

/s/ David H. Johnson	Date: August 14, 2007
David H. Johnson, Director

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act

By Registrants Which Have Not registered Securities Pursuant to Section 12 of the Act

No annual report to stockholders or proxy materials were disseminated to the stockholders of Synthetic Blood during the fiscal year ended April 30, 2007.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Synthetic Blood International, Inc.

We have audited the accompanying balance sheets of Synthetic Blood International, Inc. (a development-stage enterprise) (the “Company”) as of April 30, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for each of the years ended April 30, 2007, 2006 and 2005, and for the period from inception, May 26, 1967, through April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s statements of operations, stockholders’ equity and cash flows for the period from inception, May 26, 1967, through April 30, 2003, were audited by other auditors whose report, dated June 30, 2003, included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the period from inception, May 26, 1967, through April 30, 2003, reflect cumulative net losses of $18,700,730. The other auditors’ report has been previously furnished to us, and our opinion expressed herein, insofar as it relates to the amounts for such prior periods, is based solely on the report of other auditors.

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

In our opinion, based on our audits, and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetic Blood International, Inc. as of April 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years ended April 30, 2007, 2006, and 2005, and for the period from inception, May 26, 1967, through April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise presently generating no revenues and the Company has a significant deficit accumulated during the development stage. Further, the Company used significant cash in operations during the year ended April 30, 2007, and has a working capital deficit as of April 30, 2007. The Company will require substantial additional financing to fund operations and development until the necessary regulatory approvals are obtained, if ever. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As described in Notes B and G to the financial statements, on May 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment.”

/s/ HASKELL & WHITE LLP

Irvine, California

August 13, 2007

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

April 30,

ASSETS

	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$16,234	$382
Debt issue costs, net of accumulated amortization of $921,678 and $112,338, respectively	1,403,806	78,012
Prepaid expenses and other current assets	63,308	76,213

Total current assets	1,483,348	154,607

PROPERTY AND EQUIPMENT
Laboratory equipment	688,713	688,713
Furniture and fixtures	31,696	31,696
Leasehold improvements	4,810	4,810

	725,219	725,219
Less accumulated depreciation	(531,003)	(426,849)

Property and equipment, net	194,216	298,370

PATENTS, net	144,958	157,811

	$1,822,522	$610,788

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

BALANCE SHEETS—CONTINUED

April 30,

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	2007	2006
CURRENT LIABILITIES
Accounts payable	$391,627	$151,670
Accrued expenses	183,866	81,813
Notes payable, net of unamortized discount of $370,423 and $149,662, respectively	1,145,025	14,794
Convertible debentures, net of unamortized discount of $4,884 and $288,921, respectively	125,116	176,295

Total current liabilities	1,845,634	424,572

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, undesignated; authorized 10,000,000 shares; none issued or outstanding at April 30, 2007 and 2006, respectively	—	—
Common stock, par value $0.01 per share; authorized 200,000,000 shares; 139,854,859 and 136,589,119 shares issued and outstanding at April 30, 2007 and 2006, respectively	1,398,549	1,365,891
Additional paid-in capital	29,598,533	26,525,480
Deferred compensation	—	(15,831)
Deficit accumulated during the development stage	(31,020,194)	(27,689,324)

Total stockholders’ equity (deficit)	(23,112)	186,216

	$1,822,522	$610,788

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS

For the Three Years Ended April 30, 2007 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2007

	Period from May 26, 1967 (inception) to April 30, 2007	2007	2006	2005
EXPENSES
Research and development	$11,417,447	$752,614	$1,204,577	$1,277,125
General and administrative	16,904,829	1,019,795	1,274,014	1,407,487
Interest	3,517,005	1,678,488	1,655,874	—

Total expenses	31,839,281	3,450,897	4,134,465	2,684,612

OTHER INCOME	(819,087)	(120,027)	(67,872)	(11,814)

NET LOSS	$(31,020,194)	$(3,330,870)	$(4,066,593)	$(2,672,798)

NET LOSS PER SHARE—Basic and diluted		$(0.02)	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—Basic and diluted		138,232,970	131,187,581	118,841,402

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Years Ended April 30, 2007 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2007

	Common Stock		Additional paid-in capital	Deferred Compensation	Deficit Accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
BALANCES, May 26, 1967	—	$—	$—	$—	$—	$—
Issuance of common stock	91,359,743	913,597	14,119,117	—	—	15,032,714
Issuance of common stock upon conversion of debentures	1,401,399	14,014	818,234	—	—	832,248
Issuance of common stock to employees and compensatory options	218,800	2,188	1,706,095	—	—	1,708,283
Compensation on options and warrants issued	—	—	241,750	(142,834)	—	98,916
Issuance of common stock for services rendered	1,268,994	12,690	284,795	—	—	297,485
Issuance of common stock to officers to retire shareholder loans	1,044,450	10,444	177,556	—	—	188,000
Common stock issued in conjunction with funding agreements and services rendered	5,376,365	53,764	883,160	—	—	936,924
Common stock issued upon conversion of notes payable	4,766,820	47,668	637,607	—	—	685,275
Issuance of warrants and options	—	—	234,950	—	—	234,950
Exercise of warrants and options	5,372,305	53,724	588,177	—	—	641,901
Contributions of capital for cash and services rendered	—	—	65,700	—	—	65,700
Contribution of capital by shareholders	—	—	581,818	—	—	581,818
Issuance of common stock for promissory note	3,000,000	30,000	370,000	—	—	400,000
Net loss	—	—	—	—	(20,949,933)	(20,949,933)

BALANCES at April 30, 2004	113,808,876	1,138,089	20,708,959	(142,834)	(20,949,933)	754,281

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)—CONTINUED

For the Three Years Ended April 30, 2007 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2007

	Common Stock		Additional paid-in capital	Deferred Compensation	Deficit Accumulated during the development stage	Total stockholders’ equity
	Number of shares	Amount
BALANCES at April 30, 2004	113,808,876	$1,138,089	$20,708,959	$(142,834)	$(20,949,933)	754,281
Common stock sold, net of offering costs	11,726,042	117,260	2,268,073	—	—	2,385,333
Exercise of stock options	125,000	1,250	41,250	—	—	42,500
Compensation on options and warrants issued	—	—	406,000	(95,000)	—	311,000
Amortization of deferred compensation	—	—	—	128,085	—	128,085
Net loss	—	—	—	—	(2,672,798)	(2,672,798)

Balances at April 30, 2005	125,659,918	$1,256,599	$23,424,282	$(109,749)	$(23,622,731)	$948,401
Common stock sold, net of offering costs	2,517,467	25,175	296,730	—	—	321,905
Warrants issued for services rendered	—	—	31,000	—	—	31,000
Common stock issued for convertible debt	8,411,734	84,117	1,300,668	—	—	1,384,785
Beneficial conversion on convertible debt	—	—	770,000	—	—	770,000
Options issued with debt instruments	—	—	702,800	—	—	702,800
Amortization of deferred compensation	—	—	—	93,918	—	93,918
Net loss	—	—	—	—	(4,066,593)	(4,066,593)

BALANCES at April 30, 2006	136,589,119	$1,365,891	$26,525,480	$(15,831)	$(27,689,324)	$186,216

Common stock issued for convertible debt	3,265,740	32,658	302,555	—	—	335,213
Warrants issued for services rendered	—	—	2,019,125	—	—	2,019,125
Warrants issued for settlement of debt	—	—	72,000	—	—	72,000
Value of employee stock options	—	—	53,000	—	—	53,000
Warrantss issued with debt instruments	—	—	626,373	—	—	626,373
Amortization of deferred compensation	—	—	—	15,831	—	15,831
Net loss	—	—	—	—	(3,330,870)	(3,330,870)

BALANCES at April 30, 2007	139,854,859	$1,398,549	$29,598,533	$—	$(31,020,194)	$(23,112)

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS

For the Three Years Ended April 30, 2007 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2007

	Period from May 26, 1967 (inception) to April 30, 2007	2007	2006	2005

Cash flows from operating activities:
Net loss	$(31,020,194)	$(3,330,870)	$(4,066,593)	$(2,672,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,319,544	136,291	169,335	137,717
Amortization of deferred compensation	336,750	15,831	93,918	128,085
Interest on debt instruments	3,217,049	1,561,175	1,655,874	—
Gain on debt settlement	(87,000)	(48,000)	(39,000)	—
Loss on disposal and write-down of property, equipment and other assets	219,305	—	68,896	—
Issuance of compensatory stock options and warrants	2,291,463	53,000	9,200	311,000
Issuance of stock below fair market value	695,248	—	—	—
Issuance of stock for services rendered	1,265,279	—	—	42,500
Issuance of note payable for services rendered	120,000	120,000	—	—
Contribution of capital through services rendered by stockholders	216,851	—	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(63,308)	12,905	1,473	41,294
Accounts payable and accrued expenses	791,086	342,010	(41,460)	20,246

Net cash used in operating activities	(20,697,927)	(1,137,658)	(2,148,357)	(1,991,956)

Cash flows from investing activities:
Purchase of property and equipment	(1,083,902)	—	(21,787)	(69,675)
Purchase of other assets	(699,439)	(19,283)	(34,391)	(37,249)

Net cash used in investing activities	$(1,783,341)	$(19,283)	$(56,178)	$(106,924)

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS—CONTINUED

For the Three Years Ended April 30, 2007 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2007

	Period from May 26, 1967 (inception) to April 30, 2007	2007	2006	2005

Cash flows from financing activities:
Proceeds from stockholder debt	$977,692	$—	$—	$—
Repayments of amounts due to stockholders	(121,517)	—	—	—
Proceeds from issuance of notes payable	1,872,587	1,243,772	163,750	—
Proceeds from issuance of convertible debentures, net of issue costs	1,941,500	—	1,130,500	—
Payments on short-term notes payable	(496,970)	(70,979)	—	—
Payments on long-term debt	(291,309)	—	—	—
Net proceeds from issuance of common stock, options and warrants	18,615,519	—	321,904	2,385,333

Net cash provided by financing activities	22,497,502	1,172,793	1,616,154	2,385,333

Net increase (decrease) in cash and cash equivalents	16,234	15,852	(588,381)	286,453

Cash and cash equivalents, beginning of period	—	382	588,763	302,310

Cash and cash equivalents, end of period	$16,234	$16,234	$382	$588,763

Cash paid for:
Interest	$151,720	$8,591	$—	$—

Income taxes	$19,973	$1,148	$1,825	$1,550

The accompanying notes are an integral part of these financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS—CONTINUED

For the Three Years Ended April 30, 2007 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2007

Supplemental information:

During Fiscal Year 2007:

The Company made principal payments on its convertible debentures of $335,213 through the issuance of 3,265,740 shares of common stock.

The Company issued short-term notes payable totaling $1,294,390 and recorded original issue discount of $72,190 and additional discount of $665,956 related to the value of warrants issued to the holders.

The Company recorded debt issue costs of $2,019,125 through the issuance of 21,353,595 warrants for capital raising services.

The Company issued 1,500,000 warrants with an estimated fair value of $72,000 to settle a vendor note payable of $120,000.

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS—CONTINUED

For the Three Years Ended April 30, 2007 and for the Period

May 26, 1967 (Date of Inception) to April 30, 2007

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

April 30, 2007 and 2006

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

Going Concern—Management believes the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit during the development stage of $31,020,194 at April 30, 2007 and used cash in operations of $1,137,658 during the year ended April 30, 2007.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying April 30, 2007 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

As disclosed in Note K, additional debt financing was obtained subsequent to April 30, 2007, however additional financing will be needed to sustain current operations. Management is actively seeking additional sources of equity and/or debt financing; however there is no assurance that any additional funding will be available. If additional financing is not obtained, operations may be curtailed until funding is obtained.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007 and 2006

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage—The Company has not commenced its planned principal operations, and has not earned significant revenues, therefore it is considered a “Development Stage Enterprise.”

Cash and Cash Equivalents—The Company considers all highly liquid instruments with a maturity date of three months or less, when acquired, to be cash equivalents.

Cash Concentrations—The Company maintains cash balances at financial institutions, which may at times, exceed the amounts insured by the Federal Deposit Insurance Corporation of $100,000 per institution. However, management does not believe there is significant credit risk associated with these financial institutions.

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

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of other income and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments—The Company’s balance sheet includes the following financial instruments: cash and cash equivalents. The Company considers the carrying amount in the financial statements to approximate fair value for these financial instruments because of liquidity and short-term nature of the instruments.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007 and 2006

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Share-Based Compensation—Prior to fiscal 2007, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” on May 1, 2006. The Company elected to employ the modified prospective transition method and, accordingly, financial statement amounts for prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation.

Recent Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. This standard creates a comprehensive model to address accounting for uncertainty in tax positions. FIN No. 48, clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized for financial statements. FIN No. 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN No. 48 will be effective for fiscal periods beginning after December 15, 2006. The Company adopted FIN No. 48 as of May 1, 2007. Management has evaluated the statement and has determined the impact not to be material to the Company’s financial statements for fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those years. The Company is currently analyzing the effects of adopting SFAS 157.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of fiscal years after November 15, 2007. The Company is currently evaluating the impact that SFAS 159 will have on its financial position, results of operations, and cash flows as of its adoption in fiscal 2008.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007 and 2006

NOTE C—PATENT

The Company’s intangible assets consist of expenditures associated with patents related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent applications. These assets are amortized on a straight-line method over their estimated useful lives, which range from eight to ten years. The Company reviews these intangible assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). During the year ended April 30, 2007, management believes no indications of impairment existed.

Patents consist of the following at April 30:

	2007	2006
Patents	$331,010	$311,727

Less accumulated amortization	(186,052)	(153,916)

	$144,958	$157,811

The amortization expense for years ended April 30, 2007, 2006 and 2005 was $32,137, $29,950 and $45,126, respectively. The unamortized balance of patents is estimated to be amortized over the next five years and thereafter as follows:

Fiscal Year ending April 30:
2008	$31,400
2009	$27,000
2010	$21,600
2011	$17,900
2012	$13,400
Thereafter	$33,600

NOTE D—NOTES PAYABLE

During the fiscal year ended April 30, 2007, the Company received a net amount of $1,222,200 from the issuance of one-year notes payable. The notes are unsecured, issued with original issue discounts ranging from 6% to 9% totaling $72,190 and pay interest ranging from 6% to 18% per year. In addition, the Company issued warrants to purchase 22,941,699 shares of common stock at $0.245 per share. Additional discount of $665,956 was recorded for the relative fair value of the warrants computed using the Black-Scholes pricing model. Total discount on the notes of $738,146 will be amortized as additional interest expense over the one-year life of the notes payable.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007 and 2006

NOTE D—NOTES PAYABLE—Continued

In connection with the placement of the notes, the Company paid fees totaling $106,000 and issued five-year warrants to purchase 21,353,595 shares of common stock at $0.245 per share with a fair value of $2,019,000. Total debt issue costs of $2,125,000 have been capitalized and will be written-off to interest expense over the one-year life of the notes payable.

Interest charges associated with the notes payable, including amortization of the original issue discount and common stock purchase warrant value, aggregated $600,143 and $14,794 for the years ended April 30, 2007 and 2006. Interest charges associated with the debt issue costs aggregated $799,000 for the year ended April 30, 2007.

NOTE E—COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases its office and laboratory space under an operating lease that includes fixed annual increases and expires in July 2015. Rent expense amounted to approximately $184,800 and $166,000 for the periods ending April 30, 2007 and 2006.

The approximate future minimum payments for these leases are as follows:

2008	$171,200
2009	$175,100
2010	$176,000
2011	$176,000
2012	$176,000
Thereafter	$572,100

Litigation—The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements. At April 30, 2007 the Company is not a party to any litigation matters.

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

The Company also has a two-year employment contract with its Vice President of Product Development at a base annual salary as determined by the Board (currently $167,000) and includes

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007 and 2006

NOTE E—COMMITMENTS AND CONTINGENCIES—Continued

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

NOTE F—STOCKHOLDERS’ EQUITY

Fiscal Year 2007:

The Company made principal payments on convertible debentures issued in 2006 of $335,216 through the issuance of 3,265,740 shares of common stock for the years ended April 30, 2007. At April 30, 2007, 590,914 shares may be converted by the note holder under the debenture agreements at $0.22 per share. Interest charges associated with the convertible debentures, including amortization of the original issue discount, common stock purchase warrant value and the beneficial conversion feature, aggregated $284,037 for the years ended April 30, 2007.

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

The principal amount of the debentures is convertible to common stock at any time at the election of the holder at a rate of one common share for each $0.22 of principal. The Company may, at its option and subject to certain conditions, make monthly payments on the debentures in common stock priced at the lower of $0.22 or 80 percent of the volume weighted average price for the common stock over the five trading days prior to the payment date. The Company also issued warrants to purchase up to 8,455,333 of shares of common stock exercisable during a term of three years at an exercise price of $0.242 per share

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007 and 2006

NOTE F—STOCKHOLDERS’ EQUITY—Continued

The Company determined that the conversion feature embedded in the notes payable satisfied the definition of a conventional convertible instrument under the guidance provided in ETIF 00-19 and ETIF 05-02, as the conversion option’s value may only be realized by the holder by exercising the option and receiving a fixed number of shares. As such, the embedded conversion option in the notes payable qualifies for equity classification under ETIF 00-19, qualifies for the scope exception of paragraph 11(a) of SAFS 133, and is not bifurcated from the host contract. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible debentures and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $770,000 to the convertible debentures and $525,000 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible debentures contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible debentures to the common stock purchase warrants. Because the calculated beneficial conversion amount exceeded the remaining net carrying value of the convertible debentures, the beneficial conversion was recorded in an amount equal to the remaining net carrying value of the convertible debentures of $770,000 with a corresponding amount recorded as additional paid-in-capital. The amounts recorded for the original issue discount, common stock purchase warrants and the beneficial conversion feature are amortized as interest expense over the terms of the convertible debentures.

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

The Company made principal payments of $418,285 through the issuance 4,018,555 shares of common stock for the years ended April 30, 2006. Interest charges associated with the convertible debentures, including amortization of the original issue discount, common stock purchase warrant value and the beneficial conversion feature, aggregated $1,641,080 for the years ended April 30, 2006,

During the year ended April 30, 2006, the private investors elected to convert $966,500 of the convertible debentures into 4,393,179 shares of common stock at $0.22 per share.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007 and 2006

NOTE G—STOCK OPTIONS AND WARRANTS

In September 1999, the Company’s Board of Directors approved the 1999 Stock Plan (the “1999 Plan”) which provides for the granting of incentive and nonstatutory stock options to employees, directors and consultants to purchase up to 4,000,000 shares of the Company’s common stock. The 1999 Plan was approved by stockholders on October 10, 2000. Options granted under the 1999 Plan are exercisable at various dates up to four years and have expiration periods of generally ten years. As of April 30, 2007, the Company had 3,025,000 qualified stock options outstanding under the 1999 Plan. In addition, the Company has 3,050,000 non-qualified stock options outstanding as of April 30, 2007. All options granted in the three fiscal years ended April 30, 2007 and 2006 were granted at fair market value. As of April 30, 2007, there were 975,000 options available for grant under the 1999 Plan.

Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for share-based instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to May 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The Company elected to employ the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation. For the year ended April 30, 2007, the Company recorded share-based compensation expense of $53,000. The adoption of SFAS No. 123R did not affect cash flow.

The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model with the assumptions included in the paragraph below. The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option.

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model using the following assumptions: an average risk-free interest rate of 4.7% for 2007, 4.3% for 2006, 3.7% for 2005; average volatility of 101% for 2007, 103% for 2006, 116% for 2005,; zero dividend yield for all years; and expected life of 10 years.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007 and 2006

NOTE G—STOCK OPTIONS AND WARRANTS—Continued

The following table summarizes certain information related to the Company’s stock options:

	Year ended April 30, 2007		Year ended April 30, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	5,935,000	$0.19	6,165,000	$0.19
Granted	280,000	0.13	290,000	0.17
Forfeited	(140,000)	0.19	(520,000)	0.15
Exercised	—	—	—	—

Outstanding, end of year	6,075,000	$0.18	5,935,000	$0.19

The following table summarizes information about stock options outstanding at April 30, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.11 to $0.13	2,860,000	2.5	$0.12	2,526,667	$0.12
$0.14 to $0.16	1,330,000	3.0	$0.15	1,330,000	$0.15
$0.17 to $0.30	1,500,000	5.6	$0.22	1,311,667	$0.22
$0.30 to $0.80	385,000	3.5	$0.62	385,000	$0.62

	6,075,000			5,553,334

For purposes of pro forma disclosures under SFAS 123 for the fiscal year ended April 30, 2007, the estimated fair value of share-based awards was assumed to be amortized to expense over the vesting period of the award. There is no pro forma presentation for the fiscal year ended April 30, 2007, as the Company adopted SFAS 123R as of May 1, 2006, as discussed above.

The following table illustrates the effect on net loss had the Company applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”) for the fiscal years ended April 30, 2006 and 2005:

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007 and 2006

NOTE G—STOCK OPTIONS AND WARRANTS—Continued

	Years ended April 30,
	2006	2005
Net loss, as reported	$(4,066,593)	$(2,672,798)
Add: stock-based employee compensation expenses	93,918	128,085
Deduct: fair value based employee compensation expenses	(227,605)	(281,215)

Pro forma net loss	$(4,200,280)	$(2,825,928)

Earning per share:
As reported	$(0.03)	$(0.02)
Pro forma	$(0.04)	$(0.02)

As of April 30, 2007, the unamortized compensation expense related to outstanding unvested options was approximately $56,000. The Company expects to amortize this expense over the remaining vesting period of these stock options.

The following table summarizes the Company’s stock warrant information during the years ended April 30:

	2007		2006
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	39,972,654	$0.28	23,345,795	$0.30
Granted	45,795,294	0.25	22,670,095	0.23
Forfeited	(7,513,393)	0.36	(6,025,769)	0.20
Exercised	—	—	(17,467)	0.01

Outstanding, end of year	78,254,555	$0.25	39,972,654	$0.28

Warrant activity for the years ended April 30, 2007 and 2006 was as follows:

Fiscal 2007:

As disclosed in Note D to the financial statements, the Company issued warrants to the debt holders for the purchase 22,941,699 shares of common stock at $0.245 per share in connection with the issuance of short-term notes payable. In addition, the Company issued five-year warrants to purchase 21,353,595 shares of common stock at $0.245 per share with a fair value of $2,019,000 as part of a placement fee for the notes.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007 and 2006

NOTE G—STOCK OPTIONS AND WARRANTS—Continued

The Company issued three-year warrants to purchase 1,500,000 shares of common stock at $0.245 per share in satisfaction of a note payable with a recorded value of $120,000.

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

NOTE H—INCOME TAXES

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through April 30, 2007. The Company’s federal net operating loss carryforwards as of April 30, 2007 are approximately $30,000,000. The loss carryforwards will begin to expire in the fiscal year ending April 30, 2008. Deferred tax assets of approximately $13.4 million and $11.9 million at April 30, 2007 and 2006, respectively, include the effects of these net operating loss carryforwards and research and development credit carryforwards. A valuation allowance has been provided for the full amount of the deferred tax assets due to the uncertainty of realization. Utilization of the Company’s net operating loss carryforwards will be limited based on ownership changes under Section 382 of the Internal Revenue Code.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007 and 2006

NOTE H—INCOME TAXES—Continued

The provision for income taxes consists of the following for the three years ended April 30, 2007:

Years ended April 30,
	2007	2006	2005
Current	$—	$—	$—
Deferred	—	—	—

Total	$—	$—	$—

The deferred tax benefit differs from the amount computed by applying the federal income tax rate as follows:

	Years ended April 30,
	2007	2006	2005
Statutory federal tax rate	35%	35%	35%
State income taxes, net of federal benefit	9%	9%	9%
Valuation allowance	(44)%	(44)%	(44)%

	0%	0%	0%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts used for income tax purposes and the amounts used for income tax purposes. The components of deferred tax assets are as follows:

	As of April 30,
	2007	2006
Net operating loss carryforwards	$13,400,000	$11,900,000
Valuation allowance	(13,400,000)	(11,900,000)

Net deferred tax asset	$—	$—

NOTE I—RELATED PARTIES

During fiscal years 2006 and 2005, the Company paid $49,400 and $125,000, respectively, to a specialty contract manufacturer of pharmaceutical products to manufacture the Company’s perfluorocarbon-based blood substitute and therapuetic oxygen carrier, for upcoming clinical trials. There were no payments to this company during fiscal year 2007. As of April 30, 2007 and 2006, the Company owed this entity $0 and $17,300, respectively, and such amount is included in accounts payable in the accompanying balance sheets. An officer of the Company is a minority shareholder and director of this specialty manufacturer.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007 and 2006

NOTE I—RELATED PARTIES—Continued

As of April 30, 2007, the Company had approximately $84,000 payable to directors of the Company.

NOTE J—QUARTERLY FINANCIAL DATA (Unaudited)

The following table summarizes the unaudited quarterly results of operations for fiscal years 2007 and 2006:

	Year Ended April 30, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Research and development expenses	$230,180	$180,049	$157,689	184,696	$752,614
General and administrative expenses	284,510	214,446	319,994	200,845	1,019,795
Interest	220,003	313,027	437,735	707,723	1,678,488

Total expenses	734,693	707,522	915,418	1,093,264	3,450,897
Other income	(23,623)	(12,207)	(24,131)	(60,066)	(120,027)

Net loss	$(711,070)	$(695,315)	$(891,287)	$(1,033,198)	$3,330,870)

Basic and diluted loss per common share	$(0.005)	$(0.005)	$(0.006)	$(0.007)	$(0.020)

	Year Ended April 30, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Research and development expenses	$340,173	$290,362	$327,361	$246,681	$1,204,577
General and administrative expenses	275,667	395,700	333,559	269,088	1,274,014
Interest	—	1,016,652	220,324	418,898	1,655,874

Total expenses	615,840	1,702,714	881,244	934,667	4,134,465
Other income	(3,492)	(25,633)	(20,707)	(18,040)	(67,872)

Net loss	$(612,348)	$(1,677,081)	$(860,537)	$(916,627)	$(4,066,593)

Basic and diluted loss per common share	$(0.005)	$(0.013)	$(0.006)	$(0.006)	$(0.029)

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007 and 2006

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

NOTE K—SUBSEQUENT EVENTS

Subsequent to April 30, 2007 and through July 31, 2007, the Company received an additional $125,000 in cash from the issuance of unsecured two-year notes payable. The notes were issued with a 6% original issue discount totaling $7,978 and pay interest at 12% per year. In addition, under the terms of the note agreements, the Company will issue 5-year warrants for purchase 1,329,780 shares of common stock at $0.245 per share. A cash placement fee will be due an offshore company equal to 12% of the principal amount of notes placed, plus five million five-year warrants, prorated up to an offering amount of $500,000, to purchase common stock at $0.245 per share.

Subsequent to April 30, 2007 and through July 31, 2007, the Company’s President has advanced a total of $44,500 to the Company.