Form 10QSB
period 2007-07-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2007-09-19
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2007

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

12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 13, 2007: 140,325,105 shares of common stock, par value $0.01.

FORM 10-QSB

SYNTHETIC BLOOD INTERNATIONAL, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION
	Item 1. Financial Statements
	Balance Sheets as of July 31, 2007 (unaudited) and April 30, 2006	3
	Statements of Operations for the Three Months Ended July 31, 2007 and 2006, and for the Period From May 26, 1967 (inception) to July 31, 2007 (unaudited)	4
	Statements of Cash Flows for the Three Months Ended July 31, 2007 and 2006, and for the Period From May 26, 1967 (inception) to July 31, 2007 (unaudited)	5
	Condensed Notes to Financial Statements	7
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
	Item 3. Controls and Procedures	13

PART II.	OTHER INFORMATION
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
	Item 5. Other Information	14
	Item 6. Exhibits	14
	Signatures	14

Part I-Financial Information

ITEM 1.	FINANCIAL STATEMENTS.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

	July 31, 2007	April 30, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$738	$16,234
Restricted cash	125,000	—
Debt issuance cost, net of accumulated amortization of $1,421,561 and $921,678, respectively	892,147	1,403,806
Prepaid expenses	35,427	63,308

Total Current Assets	1,053,312	1,483,348
Property and equipment, net of accumulated depreciation of $540,961 and $531,003, respectively	184,258	194,216
Debt issuance costs, net of accumulated amortization of $1,122 and none, respectively	72,638	—
Patents, net	142,820	144,958

	$1,453,028	$1,822,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$497,849	$391,627
Amounts due officer	39,500	—
Accrued liabilities	392,387	183,866
Notes payable, net of unamortized discount of $207,619 and $370,423, respectively	1,287,401	1,145,025
Convertible Debentures, net of unamortized discount of $25,993 and $4,884, respectively	68,007	125,116

Total Current Liabilities	2,285,144	1,845,634

LONG TERM PORTION of notes payable, net of unamortized discount of $45,963	87,016	—

Total Liabilities	2,372,160	1,845,634

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity:
Preferred Stock, undesignated, authorized 10,000,000 shares, none issued or outstanding	—	—
Common Stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 140,325,105 and 139,854,859 shares, respectively	1,403,251	1,398,549
Additional paid-in capital	29,725,039	29,598,533
Deficit accumulated during the development stage	(32,047,421)	(31,020,194)

Total Stockholders’ Equity	(919,132)	(23,112)

	$1,453,028	$1,822,522

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Period From
	May 26, 1967
	(inception) to	Three Months Ended July 31,
	July 31, 2007	2007	2006
	(Unaudited)	(Unaudited)
Expenses:
Research and development	$11,568,939	$151,492	$230,180
General and administrative	17,118,315	213,486	284,510
Interest	4,193,970	676,965	220,003

Total Expenses	32,881,224	1,041,943	734,693
Other Income	(833,803)	(14,716)	(23,623)

NET LOSS	$(32,047,421)	$(1,027,227)	$(711,070)

NET LOSS PER SHARE BASIC AND DILUTED		$(0.007)	$(0.005)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		140,120,879	136,936,598

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Period From
	May 26, 1967
	(inception) to	Three Months Ended July 31,
	July 31, 2007	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,047,421)	$(1,027,227)	$(711,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,337,855	18,311	33,902
Amortization of deferred compensation	336,750	—	7,917
Interest on debt instruments	3,823,266	606,217	194,779
Gain on debt instruments	(87,000)	—	—
Loss on disposal and write down of property and equipment and other assets	219,305	—	—
Issuance of compensatory stock options and warrants	2,302,756	11,293	14,000
Issuance of stock below market value	695,248	—	—
Issuance of stock for services rendered	1,265,279	—	—
Issuance of note payable for services rendered	120,000	—	—
Contributions of capital through services rendered by stockholders	216,851	—	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	(35,427)	27,881	32,419
Accounts payable and accrued expenses	1,105,830	314,744	192,887

Net cash used in operating activities	(20,746,708)	(48,781)	(235,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,083,902)	—	—
Purchase of other assets	(705,654)	(6,215)	(5,607)

Net cash used in investing activities	(1,789,556)	(6,215)	(5,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses	18,615,519	—	—
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from officer loans	39,500	39,500	—
Proceeds from issuance of notes payable	1,997,587	125,000	248,090
Proceeds from debentures and other obligations, net of issue costs	1,941,500	—	—
Payments on notes—current	(496,970)	—	—
Payments on notes—long term	(291,309)	—	—

Net cash provided by financing activities	22,662,002	164,500	248,090

Net change in cash and cash equivalents	125,738	109,504	7,317
Cash and cash equivalents, beginning of period	—	16,234	382

Cash and cash equivalents, end of period	$125,738	$125,738	$7,699

Cash paid for: Interest	$151,720	$—	$1,060

Taxes	$23,692	$3,719	$—

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS - CONTINUED

Non-cash financing activities during the three months ended July 31, 2007:

As further disclosed in Note 3 to the condensed financial statements, in connection with the issuance of $132,979 of two-year notes payable, the Company recorded discounts on notes payable related to the original issue discount of $7,979, and additional discounts of $37,984 related to the relative fair value of 1,329,787 warrants issued in the transaction.

The Company made principal payments on its convertible notes payable of $36,000 through the issuance of 470,246 shares of common stock.

The Company recorded debt issue costs of $72,638 of which $56,681 was non-cash through the issuance of 1,329,787 warrants for capital raising services.

Non-cash financing activities during the three months ended July 31, 2006:

In connection with the issuance of $259,890 of one-year notes payable, the Company recorded discounts on notes payable of $114,046 through the issuance of 4,656,703 warrants issued in the transaction.

The Company made principal payments on its convertible notes payable of $89,360 through the issuance of 790,344 shares of common stock.

The Company recorded debt issue costs of $141,046 through the issuance of 1,647,235 warrants for capital raising services.

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of July 31, 2007, and the results of its operations for the three months ended July 31, 2007 and 2006, and for the period from May 26, 1967 (inception) to July 31, 2007, and its cash flows for the three months ended July 31, 2007 and 2006, and for the period from May 26, 1967 (inception) to July 31, 2007. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2007 filed with the Commission on August 14, 2007.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at July 31, 2007, has an accumulated deficit of $32,047,421 has negative working capital, minimal liquid assets, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future. Since the Company is in the pre-clinical and clinical trial stages of its products, these products must undergo considerable development and testing prior to submission to the FDA for approval to market the products. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing sufficient to fund the required additional development and testing and to meet its obligations on a timely basis. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

2. STOCK-BASED COMPENSATION

The fair value of the Company’s stock options is determined using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123R (“Share-Based Payment”) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The fair value of stock options granted is recognized to expense over the requisite service period. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Effective May 1, 2006, the Company adopted SFAS No 123R, using a modified prospective application. Prior to May 1, 2006, the Company measured employee and board member compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) whereby compensation expense is recognized for the excess, if any, of the fair value of the Company’s common stock over the option price on the date the option is granted.

The Company used the historical stock price volatility to value stock options under SFAS 123R. The expected term of stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for the Company, which management believes are indicative of future exercise behavior. For the risk free interest rate, the Company uses the observed interest rates appropriate for the term of time options are expected to be outstanding.

There were no option grants during the three months ended July 31, 2007.

The Company’s net loss for the three months ended July 31, 2007 and 2006 includes approximately $11,300 and $14,000 of non-cash stock-based compensation costs. As of July 31, 2007, there was approximately $47,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

3. STOCKHOLDERS’ EQUITY

During the three months ended July 31, 2007:

(1)	the Company received a net amount of $125,000 from the issuance of two-year notes payable. The notes are unsecured and were issued with a 6% original issue discount totaling $7,979 and pay interest at 12% per year. In addition, the Company issued 5-year warrants to purchase 1,329,787 shares of common stock at $0.245 per share to investors. Additional discount of $37,984 was recorded for the relative fair value of the warrants,

(2)	the Company made principal payments on its debentures of $36,000 through the issuance of 470,246 shares of common stock.

(3)	the Company issued 1,329,787 warrants for capital raising services and recorded debt issue cost of $56,681.

The following table summaries the Company’s stock warrant information during the quarter ended July 31, 2007:

	The Quarter Ended July 31, 2007
	Warrants	Weighted Average Exercise Price
Outstanding as of April 30, 2007	78,254,555	$0.25
Granted	(410,000)
Forfeited		0.24
Exercised	2,659,574	0.25

Outstanding as of July 31, 2007	80,504,129	$0.25

4. RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2007 and 2006, the Company paid $-0- and $17,334, respectively, to a specialty contract manufacturer of pharmaceutical products to manufacture Oxycyte, the Company’s perfluorocarbon-based blood substitute and therapeutic oxygen carrier, for upcoming clinical trials. An officer of the Company is a minority shareholder and director of this specialty manufacturer. At July 31, 2007, the Company had no outstanding purchase orders with this specialty manufacturer.

During the three months ended July 31, 2007, the Company borrowed $39,500 from its President and Chief Executive Officer. The loan is not collateralized, has no stated maturity date, does not have a stated interest rate and no repayments have been made.

5. INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with interpretation No. 48 involves determining whether it is more likely than not that a tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. If a tax position does not meet the more-likely-than-not recognition threshold, the financial statements do not recognize a benefit for that position.

As required, the Company adopted Interpretation No. 48 during the quarter ended July 31, 2007. The adoption did not result in a material impact to the Company’s results of operations or its financial condition.

The Company is subject to taxation in the U.S. and a small number of state jurisdictions. The material jurisdictions subject to potential examination by taxing authorities include the U.S. and California.

From time to time, the Company may be assessed interest or penalties by its tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

The utilization of net operating loss carryforwards will likely be limited based on past and future issuances of common and preferred stock due to the ownership change provisions of Internal Revenue Code Section 382.

6. SUBSEQUENT EVENTS

In August 2007, the Company issued $21,955 of two-year notes payable. The Company recorded discounts on notes payable of $7,589 related to the original issue discount and 219,553 warrants in the transaction. The Company recorded debt issue costs of $11,993, of which $9,358 was non-cash through the issuance of 219,553 warrants for capital raising services.

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

An eight patient proof of concept Phase II Oxycyte study in patients with brain ischemia due to severe head injury has been completed and the results were considered within expectations and favorable. A 20 patient proof of concept Phase II Oxycyte trial in patients with sickle cell anemia was put on clinical hold by the FDA for requested protocol changes before enrollment could begin. It is not known at this time if or when enrollment in this study might begin. In addition to these studies, our future clinical development plans include testing Oxycyte in acute myocardial ischemia, high blood loss surgery, coronary bypass surgery, stroke, myocardial infarction, malignant tumors and decompression sickness.

We expect to commit a substantial portion of our financial and business resources over the next 3 years to testing Oxycyte and advancing this product to licensing and commercial distribution.

Fluorovent is an oxygen exchange fluid and surfactant for facilitating the treatment of lung conditions, which the Company has been developing. We have not filed any applications on this product with the FDA and do not expect we will do so while we are focusing on Oxcyte clinical trials or until we obtain additional financing.

Our biosensor product uses an enzyme process for measuring the glucose level in the blood stream of a diabetic patient. It is a subcutaneous implant programmed to measure the glucose level and transmit the results to a wearable receiver. We do not expect we will file any applications with the FDA for at least the next 2 years.

RESULTS OF OPERATIONS

Three months ended July 31, 2007 and 2006

Research and Development expenses for the three months ended July 31, 2007 were $151,492, compared to $230,180 for the same period in the prior year. Due to the constraints of cash flow, we reduced our expenditure levels which resulted in a decrease in outside consulting services of approximately $22,000 and reduced our lab personnel during the three months ended July 31, 2007. During the quarter ended July 31, 2007, we continued to concentrate our research activities on our Oxycyte product that included Phase II clinical trials. Phase II expenses totaled $800 for the quarter ended July 31, 2007, compared to $18,030 for the quarter ended July 31, 2006. Because of the nature of our ongoing research and development activities and depending on our cash flow levels, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the three months ended July 31, 2007 were $213,486, compared to $284,510 for the same period in the prior year. While general office and operating expenses have remained relatively constant for the quarters ended July 31, 2007 and 2006, we experienced a general expenditure decrease due to our cash flow constraints. The principal reduction during the three months ended July 31, 2007 over the same period in 2006 were consulting and contract management ($53,000) and investor relations ($28,000).

The net loss for the three months ended July 31, 2007 was $1,027,227 compared to a net loss of $711,070 for the same period in the prior year. Total expenses, excluding interest expense, decreased $149,712 during the three months ended July 31, 2007 over the comparable period in 2006. In addition to the items noted above, interest expense increased $456,962 due to the interest cost associated with the notes and debentures payable and the related amortization of associated debt discounts. During the three months ended July 31, 2007 there were additional 6% and 9% notes payable of approximately $828,000 which were not outstanding during the three months ended July 31, 2006. Additionally, other income, consisting principally of sub-rental income of $12,064 decreased $8,907 from the quarter ended July 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Synthetic Blood has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of July 31, 2007, we had $1,053,312 of total current assets and a working capital deficit of $1,231,832. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

We do not have the working capital necessary to fund our current operations in fiscal year 2008. We need financing immediately to cover administrative expenses and on-going expenses of testing Oxycyte. Management is actively seeking additional sources of equity and/or debt financing; however there is no assurance that any additional funding will be available. Should we be unable to obtain additional financing to meet our short-term needs, we may be forced to cease operations. These factors raise substantial doubt about our ability to continue as a going concern.

As a result of the foregoing circumstances our independent registered public accounting firm has, and is likely in the future to, include an explanatory paragraph in their audit opinions expressing substantial doubt regarding our ability to continue as a going concern.

We are in the pre-clinical and clinical trial stages in the development of our products. Under an Investigational New Drug application filed with the FDA, we completed a Phase I clinical study on Oxycyte in December 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte. Phase II clinical testing started in 2005. We estimate the additional cost of pursuing our Phase II clinical trials in 2007 and 2008 to be as much as $8,000,000. Even if we are successful with our Phase II studies, we must then conduct Phase III clinical studies and, if they are successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other products, Fluorovent and the glucose biosensor, must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products depends on obtaining outside financial resources, and there is no assurance we will succeed in obtaining the necessary resources.

Cash used in operating activities during the three months ended July 31, 2007 was $48,781, compared to $235,166 used for the comparable period of the prior year. Operating activities consisted primarily of product research and development and the general operation of our corporate office. Cash used in operating activities is primarily dependent on the timing and extent of our research and development activities and our available liquidity.

Cash used in investing activities during the three months ended July 31, 2007 was $6,215 compared to $5,607 for the comparable period of the prior year. Investing activities consisted primarily of expenditures related to our patent rights. Synthetic Blood does not anticipate significant future capital expenditures in the near term.

Cash provided by financing activities during the three months ended July 31, 2007 was $164,500, compared to cash provided by financing activities of $248,090 for the comparable period of the prior year. Cash provided by financing activities consists primarily of the proceeds from the sale of two-year notes payable. As discussed earlier in this quarterly report, Synthetic Blood is attempting to raise additional funds that may take the form of equity or debt securities.

RISK FACTORS

Under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007, we describe a number of risks associated with our business and our financial condition. Those factors continue to be meaningful for your evaluation of Synthetic Blood and we urge you to review and consider the risk factors presented in the Annual Report.

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

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The standard requires the expensing of all share-based compensation, including options, using the fair value-based method. We adopted the new standard effective May 1, 2006.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The calculation of a tax position in accordance with Interpretation No. 48 involves determining whether it is more likely than not that a tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. If a tax position does not meet the more-likely-than-not recognition threshold, the financial statements do not recognize a benefit for that position.

As required, the Company adopted Interpretation No. 48 during the quarter ended July 31, 2007. The adoption did not result in a material impact to the Company’s results of operations or its financial condition.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the discussion and information presented in this report contain forward-looking statements that involve risks and uncertainties. Synthetic Blood’s actual results could differ materially from those presented in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Synthetic Blood’s Annual Report on Form 10-K for the year ended April 30, 2007 and subsequent filings made with the Securities and Exchange Commission.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer who also serves as our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, including our Principal Executive Officer and our Principal Financial Officer, does not expect that our disclosure controls or procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation or controls can provide absolute assurance that all control issues and instances of fraud, if any, within Synthetic Blood have been detected.

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

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting, except that on August 17, 2007 our Chief Financial Officer terminated employment with the Company. We are currently performing a search to replace the Chief Financial Officer.

Part II-Other Information

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company received a net amount of $125,000 from the issuance of two-year notes payable. The notes are unsecured and were issued with a 6% original issue discount totaling $7,979 and pay interest at 12% per year. In addition, the Company issued 5-year warrants to purchase 1,329,787 shares of common stock at $0.245 per share. Additional discount of $37,984 was recorded for the relative fair value of the warrants. The securities were issued to fund the current working capital requirements of the Company and were sold in reliance on the exemptions or exclusions from registration set forth in Section 4(2) of the Securities Act of 1933 and Regulation S adopted thereunder.

ITEM 5.	OTHER INFORMATION

On August 17, 2007, the former chief financial officer of the Company resigned his position. Robert W. Nicora, the Company’s Chief Executive Officer is acting as the interim chief financial and accounting officer for the Company until a new chief financial officer is appointed.

ITEM 6.	EXHIBITS.

(a)	Exhibits:

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC BLOOD INTERNATIONAL, INC.

September 19, 2007	/s/ Robert W. Nicora
Robert W. Nicora
President, Chief Executive Officer and Chief Financial Officer