Form 10QSB
period 2007-10-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2007-12-17
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2007

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

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 10, 2007: 140,859,926 shares of common stock, par value $0.01.

FORM 10-QSB

SYNTHETIC BLOOD INTERNATIONAL, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION
	Item 1. Financial Statements
	Balance Sheets as of October 31, 2007 (unaudited) and April 30, 2007	3
	Statements of Operations for the Three and Six Months Ended October 31, 2007 and 2006, and for the Period From May 26, 1967 (inception) to October 31, 2007 (unaudited)	4
	Statements of Cash Flows for the Six Months Ended October 31, 2007 and 2006, and for the Period From May 26, 1967 (inception) to October 31, 2007 (unaudited)	5
	Condensed Notes to Financial Statements	7
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
	Item 3. Controls and Procedures	12

PART II.	OTHER INFORMATION
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
	Item 3. Defaults Upon Senior Securities	13
	Item 5. Other Information	13
	Item 6. Exhibits	13
	Signatures	14

Part I-Financial Information

ITEM 1.	FINANCIAL STATEMENTS.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

	October 31, 2007	April 30, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$731	$16,234
Debt issuance costs, net of accumulated amortization of $1,884,789 and $921,678, respectively	437,807	1,403,806
Prepaid expenses	7,298	63,308

Total Current Assets	445,836	1,483,348
Property and equipment, net of accumulated depreciation of $547,600 and $531,003, respectively	177,619	194,216
Debt issuance costs, net of accumulated amortization of $13,984 and none, respectively	140,085	—
Patents, net	136,534	144,958

	$900,074	$1,822,522

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$465,781	$391,627
Amounts due officer	39,500	—
Accrued liabilities	462,389	183,866
Notes payable, net of unamortized discount of $85,912 and $370,423, respectively	1,388,423	1,145,025
Convertible Debentures, net of unamortized discount of $19,402 and $4,884, respectively	38,598	125,116

Total Current Liabilities	2,394,691	1,845,634

LONG TERM PORTION of notes payable, net of unamortized discount of $78,683	203,372	—

Total Liabilities	2,598,063	1,845,634

COMMITMENTS AND CONTINGENCIES

Stockholders’ Deficit:
Preferred Stock, undesignated, authorized 10,000,000 shares, none issued or outstanding	—	—
Common Stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 140,744,195 and 139,854,859 shares, respectively	1,407,442	1,398,549
Additional paid-in capital	29,873,918	29,598,533
Deficit accumulated during the development stage	(32,979,349)	(31,020,194)

Total Stockholders’ Deficit	(1,697,989)	(23,112)

	$900,074	$1,822,522

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Period From May 26, 1967 (inception) to	Three Months Ended October 31,		Six Months Ended October 31,
	October 31, 2007	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expenses:
Research and development	$11,687,810	$118,871	$180,049	$270,363	$410,228
General and administrative	17,296,932	178,628	214,446	392,114	498,957
Interest	4,847,346	653,376	313,027	1,330,341	533,030

Total Expenses	33,832,088	950,875	707,522	1,992,818	1,442,215
Other Income	(852,739)	(18,936)	(12,207)	(33,652)	(35,830)

NET LOSS	$(32,979,349)	$(931,939)	$(695,315)	$(1,959,166)	$(1,406,385)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.007)	$(0.005)	$(0.005)	$(0.010)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		140,518,275	137,813,964	140,319,577	137,375,281

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Period From May 26, 1967 (inception) to	Six Months Ended October 31,
	October 31, 2007	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,979,349)	$(1,959,166)	$(1,406,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,352,900	33,356	67,956
Amortization of deferred compensation	336,750	—	15,831
Interest on debt instruments	4,226,255	989,837	499,876
Gain on debt settlement	(87,000)	—	—
Loss on disposal and write down of property and equipment and other assets	219,305	—	—
Issuance of compensatory stock options and warrants	2,291,463	24,093	34,000
Issuance of stock below market value	695,248	—	—
Issuance of stock for services rendered	1,265,279	—	—
Issuance of note payable for services rendered	120,000	—	—
Contributions of capital through services rendered by stockholders	216,851	—	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	(119,318)	56,010	62,638
Accounts payable and accrued expenses	1,298,996	391,177	242,070

Net cash used in operating activities	(21,162,620)	(464,693)	(484,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,083,902)	—	—
Purchase of other assets	(707,774)	(8,335)	(11,729)

Net cash used in investing activities	(1,791,676)	(8,335)	(11,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses	18,615,519	—	—
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from officer loans	39,500	39,500	—
Proceeds from issuance of notes payable	1,395,717	418,025	—
Proceeds from debentures and other obligations, net of issue costs	1,941,500	—	597,211
Proceeds from convertible debentures, net of issue costs	894,895	—	—
Payments on notes—current	(496,970)	—	—
Payments on notes—long term	(291,309)	—	—

Net cash provided by financing activities	22,955,027	457,525	597,211

Net change in cash and cash equivalents	731	(15,503)	101,468
Cash and cash equivalents, beginning of period	—	16,234	382

Cash and cash equivalents, end of period	$731	$731	$101,850

Cash paid for: Interest	$151,720	$—	$2,524

Taxes	$23,692	$3,719	$—

See accompanying condensed notes to financial statements.

Non-cash financing activities during the six months ended October 31, 2007:

In connection with the issuance of $282,055 of two-year notes payable, the Company recorded discounts on notes payable related to the original issue discount of $16,417, and additional discounts of $70,282 related to the relative fair value of 2,820,550 warrants issued in the transaction.

The Company made principal payments on its convertible notes payable of $72,000 through the issuance of 889,336 shares of common stock.

The Company recorded debt issue costs of $154,070 of which $63,542 was non-cash through the issuance of 2,820,550 warrants for capital raising services.

Non-cash financing activities during the six months ended October 31, 2006:

In connection with the issuance of $665,890 of one-year notes payable, the Company recorded discounts on notes payable of $418,070 through the issuance of 16,656,703 warrants issued in the transaction.

The Company made principal payments on its convertible notes payable of $178,717 through the issuance of 1,788,446 shares of common stock.

The Company recorded debt issue costs of $378,244 through the issuance of 4,183,593 warrants for capital raising services.

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of October 31, 2007, and the results of its operations for the three months and six months ended October 31, 2007 and 2006, and for the period from May 26, 1967 (inception) to October 31, 2007, and its cash flows for the six months ended October 31, 2007 and 2006, and for the period from May 26, 1967 (inception) to October 31, 2007. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2007 filed with the Commission on August 14, 2007.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at October 31, 2007, has an accumulated deficit of $32,979,349 has negative working capital, minimal liquid assets, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future. Since the Company is in the pre-clinical and clinical trial stages of its products, these products must undergo considerable development and testing prior to submission to the FDA for approval to market the products. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing sufficient to fund the required additional development and testing and to meet its obligations on a timely basis (Note 6). These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

The Company uses the historical stock price volatility to value stock options under SFAS 123R. The expected term of stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for the Company, which management believes are indicative of future exercise behavior. For the risk free interest rate, the Company uses the observed interest rates appropriate for the term of time options are expected to be outstanding.

The Company’s net loss for the three months ended October 31, 2007 and 2006 includes approximately $12,800 and $20,000 and $24,100 and $34,000 for the six months ended October 31, 2007 and 2006 of non-cash stock-based compensation costs. As of October 31, 2007, there was approximately $44,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

CONDENSED NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

3. STOCKHOLDERS’ EQUITY

During the three months ended October 31, 2007:

(1)	the Company received a net amount of $140,638 from the issuance of two-year notes payable. The notes are unsecured and were issued with a 6% original issue discount totaling $8,438 and pay interest at 12% per year. In addition, the Company issued 5-year warrants to purchase 1,490,763 shares of common stock at $0.245 per share to investors. An additional discount of $32,298 was recorded for the relative fair value of the warrants.

(2)	the Company made principal payments on its debentures of $36,000 through the issuance of 419,090 shares of common stock.

(3)	the Company issued 1,490,763 warrants for capital raising services and recorded debt issue cost of $63,542 which represents the fair value of these warrants estimated using the Black-Scholes valuation model. In addition, the Company paid $17,889 in cash for capital raising services.

The following table summaries the Company’s stock warrant information during the quarter ended October 31, 2007:

	The Quarter Ended October 31, 2007
	Warrants	Weighted Average Exercise Price
Outstanding as of July 31, 2007	80,504,129	$0.250
Granted	2,981,526	0.245
Forfeited	(6,437,500)	0.207

Outstanding as of October 31, 2007	77,048,155	$0.255

4. RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2007 and 2006, the Company paid $-0- and $17,334, respectively, to a specialty contract manufacturer of pharmaceutical products to manufacture Oxycyte, the Company’s perfluorocarbon-based blood substitute and therapeutic oxygen carrier, for upcoming clinical trials. No payments were made during the three months ended October 31, 2007 and 2006. An officer of the Company is a minority shareholder and director of this specialty manufacturer. At October 31, 2007, the Company had no outstanding purchase orders with this specialty manufacturer.

During the six months ended October 31, 2007, the Company borrowed $39,500 from its former President and Chief Executive Officer (Note 6). The loan is not collateralized, has no stated maturity date, does not have a stated interest rate and no repayments have been made.

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

6. SUBSEQUENT EVENTS

In November 2007, option grants for 150,000 shares with an exercise price of $0.13 were granted. The assumptions used to value the option grants were a risk-free interest rate of 4.64%, no dividends, volatility of 83.7% and an expected life of 10 years.

In November 2007, the Company issued $95,400 of two-year notes payable. The Company recorded discounts on notes payable of $32,717 related to the original issue discount and 954,000 warrants in the transaction. The Company recorded debt issue costs of $52,111, of which $40,663 was non-cash through the issuance of 954,000 warrants for capital raising services.

In November and December, 2007, the Company received advances totaling $1,000,000 (“November 20, 2007 Advance”) to fund operations and other working capital needs. The advances do not have a stated interest or maturity date and were made to provide interim financing until the Company finalizes the terms of a proposed placement of convertible notes, at which point the Company expects that the advance will be either repaid or exchanged for the offered convertible notes.

Effective November 20, 2007, Robert W. Nicora, the Company’s President, Chief Executive Officer and Chief Financial Officer resigned from all officer positions and from his directorship. Mr. Nicora will receive a total amount of $378,233 which includes accrued salaries, repayment of advances and severance payments which is payable $125,000 upon receipt by the Company of the November 20, 2007 Advance, and three equal installments of $84,411 on 2/15/08, 5/15/08 and 8/15/08.

Effective November 20, 2007, the Company elected two individuals to its Board of Directors, one of which was also elected as interim President and Chief Executive Officer. The Director and interim President and Chief Executive Officer is to be paid an annual salary of $120,000, $550 per month car allowance, reimbursement for housing costs while in California during his term as an officer and options to purchase 30,000 shares of common stock for each month of service. The stock option will be exercisable for three years following the issuance at a price equal to the market price on the date of each monthly issuance. The second Director will be paid a monthly consulting fee of $15,000 and options to purchase 1,000,000 common shares as of November 20, 2007 at an exercise price of $0.245 per share expiring three years from the date of grant. Additionally, if the Company enters into a license agreement or is sold, it will issue to the second Director an option to purchase 4,000,000 common shares at an exercise price of $0.245 per share expiring three years from the date of grant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Synthetic Blood International, Inc. is a New Jersey corporation that, since 1990, has pursued the development of medical products based on perfluorocarbon technology. Since 1993, Synthetic Blood has also pursued development of a glucose biosensor implant on a limited basis.

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

RESULTS OF OPERATIONS

Three months ended October 31, 2007 and 2006

Research and Development expenses for the three months ended October 31, 2007 were $118,871, compared to $180,049 for the same period in the prior year. Due to the constraints of cash flow, we reduced our expenditure levels which resulted in a decrease in outside consulting services of approximately $23,000 and reduced our lab personnel during the three months ended October 31, 2007. Phase II expenses totaled zero for the quarter ended October 31, 2007, compared to $50,018 for the quarter ended October 31, 2006. Because of the nature of our ongoing research and development activities and depending on our cash flow levels, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the three months ended October 31, 2007 were $178,628, compared to $214,446 for the same period in the prior year. While general office and operating expenses have remained relatively constant for the quarters ended October 31, 2007 and 2006, we experienced a general expenditure decrease due to our cash flow constraints. The principal reduction during the three months ended October 31, 2007 over the same period in 2006 was outside consulting.

The net loss for the three months ended October 31, 2007 was $931,939 compared to a net loss of $695,315 for the same period in the prior year. Total expenses, excluding interest expense, decreased $96,996 during the three months ended October 31, 2007 over the comparable period in 2006. In addition to the items noted above, interest expense increased $340,349 due to the interest costs associated with the notes and debentures payable and the related amortization of associated debt discounts. During the three months ended October 31, 2007, there were additional 18%, 6% and 12% notes payable of approximately $910,000 which were not outstanding during the three months ended October 31, 2006.

Six months ended October 31, 2007 and 2006

Research and Development expenses for the six months ended October 31, 2007 were $270,363, compared to $410,228 for the same period in the prior year. During the six months ended October 31, 2006 we concentrated our research activities on our Oxycyte product that included Phase II clinical trials while during the six months ended October 31, 2007 we curtailed our research activities, especially with Phase II clinical trials due to constraints of cash flow.

General and Administrative expenses for the six months ended October 31, 2007 were $392,114, compared to $498,957 for the same period in the prior year. In October 2006, the Company decided to temporarily cease operations and lay-off exiting employees. The reduced levels of operations, due to limited working capital sources, continued during the six months ended October 31, 2007. The principal reductions during the six months ended October 31, 2007 were outside consultants ($40,000) and contract management ($21,000).

The net loss for the six months ended October 31, 2007 was $1,959,166 compared to a net loss of $1,406,385 for the same period in the prior year. Total expenses, excluding interest expense, decreased $246,708 during the six months ended October 31, 2007 over the comparable period in 2006. Interest expense increased $797,311 due to the interest costs associated with the notes and debentures payable and related amortization of associated debt discounts.

LIQUIDITY AND CAPITAL RESOURCES

Synthetic Blood has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of October 31, 2007, we had $445,836 of total current assets and a working capital deficit of $1,948,855. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

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

In November 2007, the Company issued $95,400 of two-year notes payable. In November and December 2007, the Company received advances of $1,000,000 (“November 20, 2007 Advance”) to fund operations and other working capital needs. The advances were made to provide interim financing until the Company finalizes the terms of a proposed placement of convertible notes, at which point the Company expects that the advances will be either repaid or exchanged for the offered convertible notes. There is no assurance that we will be able to finalize the terms of the proposed placement of convertible notes or that the terms will be suitable to us which could result in our having to pay back the November 20, 2007 Advance.

As a result of the foregoing circumstances our independent registered public accounting firm has, and will possibly in the future, include an explanatory paragraph in their audit opinions expressing substantial doubt regarding our ability to continue as a going concern.

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

Cash used in operating activities during the six months ended October 31, 2007 was $464,693, compared to $484,014 used for the comparable period of the prior year. Operating activities consisted primarily of product research and development and the general operation of our corporate office. Cash used in operating activities is primarily dependent on the timing and extent of our research and development activities and our available liquidity.

Cash used in investing activities during the six months ended October 31, 2007 was $8,335 compared to $11,729 for the comparable period of the prior year. Investing activities consisted primarily of expenditures related to our patent rights and capital assets. Synthetic Blood does not anticipate significant future capital expenditures in the near term.

Cash provided by financing activities during the six months ended October 31, 2007 was $457,525, compared to cash provided by financing activities of $597,211 for the comparable period of the prior year. Cash provided by financing activities consists primarily of the proceeds from the sale of debentures, one-year and two-year notes payable and advances from officers. As discussed earlier in this quarterly report, Synthetic Blood is attempting to raise additional funds that may take the form of equity or debt securities.

RISK FACTORS

Under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007, we describe a number of risks associated with our business and our financial condition. Those factors continue to be meaningful for your evaluation of Synthetic Blood and we urge you to review and consider the risk factors presented in the Annual Report.

One risk we identified was the lack of working capital. This risk continues to be significant. We do not have the working capital necessary to fund our operations in fiscal year 2008. We need financing immediately to cover administrative expenses and on-going expenses of testing Oxycyte. Management is actively seeking additional sources of equity and/or debt financing; however there is no assurance that any additional funding will be available. As noted in Note 6 to the Condensed Notes to Financial Statements above, we obtained a $1 million advance against a proposed placement of convertible notes. Should we be unable to finalize the terms to the convertible notes or obtain additional financing to meet our short-term needs, we may be forced to cease operations. These factors raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The standard requires the expensing of all share-based compensation, including options and warrants, using the fair value-based method. We adopted the new standard effective May 1, 2006.

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

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting. However, on November 20, 2007 our President, Chief Executive Officer and Chief Financial Officer terminated his services. We have appointed an interim President, Chief Executive Officer and Chief Financial Officer and we are currently performing a search to replace the Chief Financial Officer.

Part II-Other Information

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company received a net amount of $140,638 from the issuance of two-year notes payable. The notes are unsecured and were issued with a 6% original issue discount totaling $8,438 and pay interest at 12% per year. In addition, the Company issued 5-year warrants to purchase 1,490,763 shares of common stock at $0.245 per share. Additional discount of $32,298 was recorded for the relative fair value of the warrants. The Company issued five-year warrants to purchase 1,490,763 shares of common stock at $0.245 per share in connection with placing the 12% notes payable. The securities were issued to fund the current working capital requirements of the Company and were sold in reliance on the exemptions or exclusions from registration set forth in Section 4(2) of the Securities Act of 1933 and Regulation S adopted thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of October 31, 2007, the Company was past due on certain notes payable which had a due date of one year from date of issuance in the approximate amount of $846,000 plus accrued and unpaid interest. The Company anticipates that it will become current after the closing, of a proposed financing. There can be no assurance that the Company will be able to negotiate an agreement for additional funding or if such agreement will be suitable with the Company.

ITEM 5.	OTHER INFORMATION

On November 20, 2007, the former president, chief executive officer and chief financial officer of the Company resigned his position. Robert J. Larsen is acting as the interim president and chief executive officer and chief financial officer for the Company until a new chief executive officer and president is appointed.

ITEM 6.	EXHIBITS.

(a)	Exhibits:

4.1	Form of Convertible Note

4.2	Form of Warrant

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC BLOOD INTERNATIONAL, INC.

December 17, 2007	/s/ Robert J. Larsen
Robert J. Larsen
President, Chief Executive Officer and Chief Financial Officer