Form 10QSB
period 2008-01-31
SYNTHETIC BLOOD INTERNATIONAL INC
filed 2008-03-21
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2008

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

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 15, 2008: 143,431,894 shares of common stock, par value $0.01.

FORM 10-QSB

SYNTHETIC BLOOD INTERNATIONAL, INC.

INDEX

		Page

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Balance Sheets as of January 31, 2008 (unaudited) and April 30, 2007	3

	Statements of Operations for the Three and Nine Months Ended January 31, 2008 and 2007, and for the Period From May 26, 1967 (inception) to January 31, 2008 (unaudited)	4

	Statements of Cash Flows for the Nine Months Ended January 31, 2008 and 2007, and for the Period From May 26, 1967 (inception) to January 31, 2008 (unaudited)	5

	Notes to Condensed Financial Statements	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3. Controls and Procedures	16

PART II.	OTHER INFORMATION

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

	Item 3. Defaults Upon Senior Securities	17

	Item 6. Exhibits	18

	Signatures	18

**	Items 1,4 and 5 of Part II have been omitted because they are not applicable for the period.

Part I-Financial Information

ITEM 1.	FINANCIAL STATEMENTS.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

BALANCE SHEETS

	January 31, 2008	April 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$940,239	$16,234
Debt issuance costs, net of accumulated amortization of $0 and $921,678, respectively	132,256	1,403,806
Prepaid expenses	118,061	63,308

Total current assets	1,190,556	1,483,348
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $579,218 and $531,003	148,451	194,216
DEBT ISSUANCE COSTS, net of accumulated amortization of $0	529,024	—
PATENTS, net	133,500	144,958

	$2,001,531	$1,822,522

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$27,112	$391,627
Amounts due to former officer	39,500	—
Accrued debt issuance costs	2,090,280	—
Other accrued liabilities	187,524	183,866
Notes payable, net of unamortized discount of $0 and $370,423, respectively	75,863	1,145,025
Convertible debentures, net of unamortized discount of $0 and $4,884, respectively	—	125,116

Total current liabilities	2,420,279	1,845,634
LONG TERM PORTION of convertible debentures, net of unamortized discount of $9,340,824 and $0, repsectively	39,499	—

Total liabilities	2,459,778	1,845,634

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)
STOCKHOLDERS’ DEFICIT
Preferred stock, undesignated, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 142,196,306 and 139,854,859, respectively	1,421,963	1,398,549
Additional paid-in capital	33,424,529	29,598,533
Deficit accumulated during the development stage	(35,304,739)	(31,020,194)

Total stockholders’ deficit	(458,247)	(23,112)

	$2,001,531	$1,822,522

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Period From May 26, 1967 (inception) to January 31, 2008	Three Months Ended January 31,		Nine Months Ended January 31,
		2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
EXPENSES
Research and development	11,909,952	222,142	157,689	492,505	567,917
General and administrative	17,932,858	635,915	319,994	1,028,029	818,952
Interest	6,086,249	1,238,903	437,735	2,569,244	970,765

Total expenses	35,929,059	2,096,960	915,418	4,089,778	2,357,634
LOSS ON EXTINGUISHMENT OF DEBT	250,097	250,097	—	250,097	—
OTHER INCOME	(874,417)	(21,678)	(24,131)	(55,330)	(59,962)

NET LOSS	$(35,304,739)	$(2,325,379)	$(891,287)	$(4,284,545)	$(2,297,672)

NET LOSS PER SHARE, basic and diluted		$(0.016)	$(0.006)	$(0.030)	$(0.017)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, basic and diluted		141,460,300	138,736,978	140,699,818	137,829,180

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Period From May 26, 1967 (inception) to January 31, 2008	Nine Months Ended January 31,
		2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,304,739)	$(4,284,545)	$(2,297,672)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,344,891	25,347	102,089
Amortization of deferred compensation	336,750	—	15,831
Interest on debt instruments	5,696,158	2,479,109	905,308
Loss on debt settlement and extinguishment	163,097	250,097	—
Loss on disposal and write down of property and equipment and other assets	219,305	—	—
Issuance of compensatory stock options and warrants	2,453,038	161,575	47,000
Issuance of stock below market value	695,248	—	—
Issuance of stock for services rendered	1,265,279	—	—
Issuance of note payable for services rendered	120,000	—	—
Contributions of capital through services rendered by stockholders	216,851	—	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	49,798	113,106	(16,500)
Accounts payable and accrued liabilities	430,231	(360,855)	268,006

Net cash used in operating activities	(22,314,093)	(1,616,166)	(975,938)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,086,352)	(2,450)	—
Purchase of other assets	(713,329)	(13,890)	(15,847)

Net cash used in investing activities	(1,799,681)	(16,340)	(15,847)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses	18,615,519	—	—
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from former officer loans	39,500	39,500	—
Proceeds from issuance of notes payable, net of issuance costs	2,138,225	265,638	1,013,501
Proceeds from convertible debentures and other obligations, net of issuance costs	4,236,654	2,295,154	—
Payments on notes - current	(540,751)	(43,781)	—
Payments on notes - long term	(291,309)	—	—

Net cash provided by financing activities	25,054,013	2,556,511	1,013,501

Net change in cash and cash equivalents	940,239	924,005	21,716
Cash and cash equivalents, beginning of period	—	16,234	382

Cash and cash equivalents, end of period	$940,239	$940,239	$22,098

Cash paid for:
Interest	$247,823	$96,103	$2,524

Income taxes	$20,554	$581	$1,148

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS - CONTINUED

Non-cash financing activities during the nine months ended January 31, 2008:

(1)	In connection with the issuance of $282,055 of two-year notes payable, the Company recorded discounts on notes payable related to the original issue discount of $16,417, and additional discounts of $70,282 related to the relative fair value of 2,820,550 warrants issued in the transaction.

(2)	The Company made principal payments on its convertible notes payable of $130,000 through the issuance of 1,228,381 shares of common stock.

(3)	The Company recorded debt issue costs of $542,820 of which $408,973 was non-cash through the issuance of 5,320,550 warrants for capital raising services.

(4)	The Company issued 1,113,066 shares of common stock in a cashless exercise of 6,590,903 warrants.

(5)	In November and December 2007, the Company received $1,000,000 from the issuance of short term bridge loans to fund operations and other working capital needs. The notes are unsecured and pay interest at 10% per year. In addition, the Company issued 5-year warrants to purchase 2,500,000 shares of common stock at $0.245 per share to investors. An additional discount of $288,750 was recorded for the relative fair value of the warrants (see (6)).

(6)	In December 2007, the Company exchanged its $1,000,000 bridge loans (see (5)) for 5 year convertible debentures with a face amount of $2,222,222. The notes are unsecured and were issued with a 55% original issue discount totaling $1,222,222. In addition, the Company issued 5-year warrants to purchase 4,498,426 shares of common stock at $0.247 per share to investors. Additional discounts of $703,554 and $296,446 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively.

(7)	In January 2008, the Company exchanged its remaining outstanding short term loans for 5 year convertible debentures with a face amount of $3,982,545. The notes are unsecured and were issued with a 55% original issue discount totaling $2,190,400. In addition, the Company issued 5-year warrants to purchase 8,061,831 shares of common stock at $0.247 per share to investors. Additional discounts of $1,035,945 and $756,200 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively. Pursuant to this refinancing transaction, the Company recorded a debt extinguishment loss of $250,097.

(8)	The Company financed the prepayment of certain insurance premiums with a short-term note totaling $119,644. The Company repaid a total of $43,781 on this note during the nine months ended January 31, 2008.

(9)	As of January 31, 2008, the Company had received a total of $1,429,000 towards the $6,075,000 convertible notes (Note 3). On a pro rata basis, the Company has recorded the 55% original issue discount of $1,746,556 and accrued debt issuance costs totaling $2,090,280 in connection with proceeds received. This accrual consists of the fair value of the 6,428,250 investor warrants ($1,051,662) and a beneficial conversion feature ($377,338) which have been recorded as discounts to the related notes payable, plus $661,280 for capital raising services. The accrued costs of the capital raising services consist a of $100,030 cash finders’ fee, plus $176,420 for the fair value of 588,066 restricted shares of common stock, plus $384,830 for the fair value of 2,352,263 finders’ warrants that are exercisable at $0.247 per share. All of the accrued warrants on these transactions will not be issued until the full $6,075,000 is received by the Company.

Non-cash financing activities during the nine months ended January 31, 2007:

(1)	In connection with the issuance of $935,890 of one-year notes payable, the Company recorded aggregate discounts on notes payable of $570,976. These discounts related to the original issue discount of $50,690 and $520,286 for 19,356,703 warrants issued in the transactions.

(2)	The Company made principal payments on its convertible notes payable of $268,071 through the issuance of 2,544,148 shares of common stock.

(3)	The Company recorded debt issue costs of $1,308,244 through the issuance of 11,683,593 warrants for capital raising services.

See accompanying condensed notes to financial statements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of January 31, 2008, and the results of its operations for the three months and nine months ended January 31, 2008 and 2007, and for the period from May 26, 1967 (inception) to January 31, 2008, and its cash flows for the nine months ended January 31, 2008 and 2007, and for the period from May 26, 1967 (inception) to January 31, 2008. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2007 filed with the Commission on August 14, 2007.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at January 31, 2008, has an accumulated deficit of $35,304,739, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future. Since the Company is in the pre-clinical and clinical trial stages of its products, these products must undergo considerable development and testing prior to submission to the FDA for approval to market the products. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing sufficient to fund the required additional development and testing and to meet its obligations on a timely basis. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

The Company’s net loss for the three months ended January 31, 2008 and 2007 includes approximately $137,500 and $13,000 and $161,600 and $47,000 for the nine months ended January 31, 2008 and 2007 of non-cash stock-based compensation costs. As of January 31, 2008, there was approximately $99,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

3. NOTES PAYABLE

In December 2007, the Company exchanged its $1,000,000 bridge loans for 5 year convertible debentures with a face amount of $2,222,222. The notes are unsecured, convertible into shares of common stock at $0.247 per share, and were issued with a 55% original issue discount totaling $1,222,222. In addition, the Company issued 5-year warrants to purchase 4,498,426 shares of common stock at $0.247 per share to investors. Additional discounts of $703,554 and $296,446 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively.

In January 2008, the Company exchanged its remaining outstanding short term loans for 5 year convertible debentures with a face amount of $3,982,545. The notes are unsecured, convertible into shares of common stock at $0.247 per share, and were issued with a 55% original issue discount totaling $2,190,400. In addition, the Company issued 5-year warrants to purchase 8,061,831 shares of common stock at $0.247 per share to investors. Additional discounts of $1,035,945 and $756,200 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively. Pursuant to this exchange transaction, the Company recorded a debt extinguishment loss of $250,097.

The Company is in the process of issuing five year convertible debentures with a total face amount of $13,500,000, discounted at 55%, with total net proceeds of $6,075,000. The debentures are convertible at any time prior to maturity into a total of 54,655,870 shares of common stock, or $0.247 per share. In addition, the Company will issue 5-year warrants to purchase 27,327,935 shares of common stock at $0.247 per share to investors.

As of January 31, 2008, the Company had received cash proceeds of $1,429,000 towards the $6,075,000 cash proceeds expected from the convertible notes. On a pro rata basis, the Company has recorded the 55% original issue discount of $1,746,556 and accrued debt issuance costs totaling $2,090,280 in connection with proceeds received. This accrual consists of the fair value of the 6,428,250 investor warrants of $1,051,662 and a beneficial conversion feature of $377,338 which have been recorded as discounts to the related notes payable, plus $661,280 for capital raising services. The accrued costs of the capital raising services consist of a $100,030 cash finders’ fee, plus $176,420 for the fair value of 588,066 restricted shares, plus $384,830 for the fair value of 2,352,263 finders’ warrants that are exercisable at $0.247 per share. All of the accrued warrants on these transactions will not be issued until the full $6,075,000 is received by the Company.

As overall consideration for capital raising services in connection with above $6,075,000 financing, the Company will pay a cash fee of 7% of the funds received from non-US investors, issue 2,063,580 restricted shares of common stock, plus issue 8,254,321 five year common stock purchase warrants with an exercise price of $0.247. These fees are payable upon receipt of the full $6,075,000 proceeds by the Company.

4. STOCKHOLDERS’ EQUITY

During the three months ended January 31, 2008:

(1)	In November and December 2007, the Company received $1,000,000 from the issuance of short term bridge loans to fund operations and other working capital needs. The notes are unsecured and pay interest at 10% per year. In addition, the Company issued 5-year warrants to purchase 2,500,000 shares of common stock at $0.245 per share to investors. An additional discount of $288,750 was recorded for the relative fair value of the warrants.

(2)	In connection with the above $1,000,000 bridge loans, the Company issued 2,500,000 warrants for capital raising services and recorded debt issue cost of $288,750 which represents the fair value of these warrants estimated using the Black-Scholes valuation model. The warrants are exercisable at a price of $0.245 per share. In addition, the Company paid $100,000 in cash for capital raising services.

(3)	The Company made principal payments on its debentures of $58,000 through the issuance of 339,045 shares of common stock.

(4)	The Company issued 1,113,066 shares of common stock in a cashless exercise of 6,590,903 warrants that were previously granted.

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4. STOCKHOLDERS’ EQUITY - CONTINUED

The following table summarizes the Company’s stock warrant information during the quarter ended January 31, 2008:

	The Quarter Ended January 31, 2008
	Warrants	Weighted Average Exercise Price
Outstanding as of October 31, 2007	77,048,155	$0.255
Granted	17,560,257	0.246
Exercised	(6,590,903)	0.242
Forfeited	(2,884,337)	0.275

Outstanding as of January 31, 2008	85,133,172	$0.254

The effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

5. RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2008, the Company borrowed $39,500 from its former President and Chief Executive Officer (Note 7). The loan is not collateralized, has no stated maturity date, does not have a stated interest rate and no repayments have been made.

6. INCOME TAXES

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

SYNTHETIC BLOOD INTERNATIONAL, INC.

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES

Effective November 20, 2007, Robert W. Nicora, the Company’s President, Chief Executive Officer and Chief Financial Officer resigned from all officer positions and from his directorship. Mr. Nicora will receive a total amount of $378,233 which includes accrued salaries, repayment of advances and severance payments. A total of $201,500 was paid on this obligation during the quarter ended January 31, 2008.

Effective November 20, 2007, the Company elected two individuals to its Board of Directors, one of which was also elected as interim President and Chief Executive Officer. The Director and interim President and Chief Executive Officer is paid an annual salary of $120,000, $550 per month car allowance, reimbursement for housing costs while in California during his term as an officer and options to purchase 30,000 shares of common stock for each month of service. The stock option is exercisable for three years following the issuance at a price equal to the market price on the date of each monthly issuance. The second Director is paid a monthly consulting fee of $15,000 and options to purchase 1,000,000 common shares as of November 20, 2007 at an exercise price of $0.245 per share expiring three years from the date of grant. Additionally, if the Company enters into a license agreement or is sold, it will issue to the second Director an option to purchase 4,000,000 common shares at an exercise price of $0.245 per share expiring three years from the date of grant.

Warrants totaling 17,560,257 and convertible notes issued during the three months ended January 31, 2008 are subject to a requirement that the Company file a registration statement with the SEC to register the underlying shares, and that it be declared effective on or before January 9, 2009. In the event that the Company does not have an effective registration statement as of that date, or if at some future date the registration ceases to be effective, then the Company is obligated to pay liquidated damages to each holder in the amount of 1% of the aggregate market value of the stock, as measured on January 9, 2009 or at the date the registration statement ceases to be effective. As an additional remedy for non-registration of the shares, the holders would also receive the option of a cashless exercise of their warrant or conversion shares (see Note 8).

8. SUBSEQUENT EVENTS

In February and March 2008, the Company received the remaining cash proceeds of $4,646,000 on its five year convertible debentures (described in Note 3). A total of 20,889,685 warrants will be issued to the investors, valued at approximately $4,441,147. As consideration for capital raising services in connection with above financing, the Company will pay a cash fee of 7% of the $3,585,500 funds received from the non-US investors, issue 1,475,514 restricted shares, plus issue 5,902,058 five year warrants with an exercise price of $0.247.

The agreement underlying issue the above warrants (“Warrant Agreement”) asserts that, prior to September 30, 2008, the Company is required to take action to submit to the shareholders of the Company a proposal to amend the Company’s articles of incorporation to increase the number of authorized shares of common stock by such amount as is necessary to reserve for issuance the maximum aggregate number of warrant shares then issued or potentially issuable in the future upon exercise of the Warrant Agreement. The number of potentially issuable common shares under the Company’s options, warrants, and convertible debt instruments is subject to a downward adjustment in the event of a cashless exercise of warrant or conversion shares (see Note 7).

In connection with the convertible debenture financing described above, the Company will issue a total of 6,000,000 two year warrants to Aventis Invest and Horizon Financial Capital Group Ltd. (3,000,000 to each) at an exercise price of $0.20 as additional consideration for capital raising services. The issuance of these warrants was conditional on receiving the full $6,075,000 proceeds from the convertible debentures.

In connection with the convertible debenture financing described above, the Company will extend a total of 2,500,000 warrants to PS Capital for an additional three years at an exercise price of $0.28 as additional consideration for capital raising services. The extension of these warrants was conditional on receiving the full $6,075,000 proceeds from the convertible debentures.

In connection with the convertible debenture financing described above, the Company will extend a total of 5,000,000 warrants to Mr. Ivan Bergamin and Maylands Investment Corp. (2,500,000 each) for an additional two years at an exercise price of $0.247 as additional consideration for capital raising services. The extension of these warrants was conditional on receiving the full $6,075,000 proceeds from the convertible debentures.

From February 1, 2008 through March 15, 2008, the Company received $7,500 and issued 50,000 common shares pursuant to the exercise of options. The Company also issued 170,000 additional common shares in a cashless exercise of options during this period.

In March 2008, the Company issued a total of 910,082 common shares in two cashless exercises of warrants, and issued an additional 105,506 shares in the conversion of a $26,060 note.

In February 2008, the United States Department of Defense approved the award of a $1.9 million grant to the Company’s principal traumatic brain injury (TBI) investigator at the University of Miami Miller School of Medicine.

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

In February 2008, the United States Department of Defense approved the award of a $1.9 million grant to the Company’s principal traumatic brain injury (TBI) investigator at the University of Miami Miller School of Medicine. With this grant, the TBI investigator will be able to double the planned enrollment in the Phase IIb trial to 200 TBI patients, providing a large statistical basis for evaluating Oxycyte’s effectiveness.

We have announced other US Government Military grants totaling in excess of $7 million to researchers that are ordering Oxycyte for these additional pre-clinical studies, where the results of these studies will help support additional clinical testing applications to the FDA. While these grants are not to the Company, they have all been approved for testing our Oxycyte product in a variety of situations, such as Sickle Cell Disease, Decompression Sickness, Blast Traumatic Brain Injury, Spinal Cord Injury, CPR, and Brain Ischemia.

RESULTS OF OPERATIONS

Three months ended January 31, 2008 and 2007

Research and Development expenses for the three months ended January 31, 2008 were $222,142, compared to $157,689 for the same period in the prior year. Due to the financing we obtained during the current quarter, we were able to resume funding of our Phase II clinical trials and increase our lab personnel and related expenses. Phase II expenses totaled $14,359 for the quarter ended January 31, 2008, compared to $0 for the quarter ended January 31, 2007. Lab salaries and benefits totaled $86,827 during the quarter ended January 31, 2008, compared to $76,820 during the quarter ended January 31, 2007. Lab supplies totaled $30,929 during the quarter ended January 31, 2008, compared to $2,201 during the quarter ended January 31, 2007. Because of the nature of our ongoing research and development activities and depending on our cash flow levels, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the three months ended January 31, 2008 were $635,915, compared to $319,994 for the same period in the prior year. During the current quarter we incurred compensation expense from the issuance of stock options (and extensions of terms of certain existing options) that totaled approximately $137,500, compared to $13,000 for the same period in the prior year. In addition, during the quarter ended January 31, 2008 we incurred approximately $240,000 of additional payroll expenses for a severance package for our former President, pursuant to his resignation in November 2007. Our outside consulting and contract management costs in total were approximately $58,000 lower during the current quarter compared to the same period in the prior year.

The net loss for the three months ended January 31, 2008 was $2,325,379 compared to a net loss of $891,287 for the same period in the prior year. Total expenses, excluding interest expense and loss on debt extinguishment, increased $380,374 during the three months ended January 31, 2008 over the comparable period in 2007. In addition to the items noted above, interest expense increased $801,168. This increase during the current quarter was due to the interest costs associated with the notes and debentures payable and related amortization of associated debt discounts, and the significant additional financing costs related to the exchange of our short-term notes for 5 year convertible debentures during the current quarter. During the quarter ended January 31, 2008, we also incurred a debt extinguishment loss of $250,097 related to the exchange of our short-term notes for 5 year convertible debentures. The extinguishment was recognized in accordance with EITF 96-19 and results principally from the write off of unamortized debt discounts and debt issue costs. Additionally, other income, consisting principally of sub-rental income decreased $2,453 in the quarter ended January 31, 2008 compared to the same period ended January 31, 2007.

Nine months ended January 31, 2008 and 2007

Research and Development expenses for the nine months ended January 31, 2008 were $492,505, compared to $567,917 for the same period in the prior year. During the nine months ended January 31, 2007 we concentrated our research activities on our Oxycyte product that included Phase II clinical trials, while during the nine months ended January 31, 2008 we curtailed some of our research activities, especially with Phase II clinical trials, due to constraints of cash flow.

General and Administrative expenses for the nine months ended January 31, 2008 were $1,028,029, compared to $818,952 for the same period in the prior year. In October 2006, the Company decided to temporarily cease operations and lay-off exiting employees. The reduced levels of operations, due to limited working capital sources, continued during the nine months ended January 31, 2008. However, during the nine months January 31, 2008 our payroll expenses increased approximately $263,000 which was primarily due to the costs of a severance package for our former President, pursuant to his resignation in November 2007. We also incurred compensation expense from the issuance of stock options (and extensions of terms of certain existing options) that totaled approximately $162,000 during the nine months ended January 31, 2008, compared to approximately $47,000 for the same period in the prior year. Significant decreases in our general and administrative costs during the nine months ended January 31, 2008 included consulting and contract management expenses (decrease of approximately $120,000) and investor relations (decrease of approximately $55,000).

The net loss for the nine months ended January 31, 2008 was $4,284,545 compared to a net loss of $2,297,672 for the same period in the prior year. Total expenses, excluding interest expense and loss on debt extinguishment, increased $133,665 during the nine months ended January 31, 2008 over the comparable period in 2007. Interest expense increased $1,795,337 due to the interest costs associated with the notes and debentures payable and related amortization of associated debt discounts, and the significant additional financing costs related to the exchange of our short-term notes for 5 year convertible debentures during the quarter ended January 31, 2008. During the nine months ended January 31, 2008, we also incurred a debt extinguishment loss of $250,097 related to the exchange of our short-term notes for 5 year convertible debentures. The extinguishment was recognized in accordance with EITF 96-19 and results principally from the write off of unamortized debt discounts and debt issue costs. Additionally, other income, consisting principally of sub-rental income decreased $4,632 in the nine months ended January 31, 2008 compared to the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Synthetic Blood has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of January 31, 2008, we had $1,190,556 of total current assets and a working capital deficit of $1,229,723. Our current liabilities include a total of $2,090,280 noncash debt issuance costs we incurred on the partial proceeds received on our $6,075,000 convertible notes. Our working capital deficit at the end of the current quarter is a result of this noncash liability. This liability will be extinguished in the quarter ended April 30, 2008 through the issuance of warrants to the related investors and finders. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

Since receiving the full remaining proceeds of $6,075,000 on our five year convertible notes in February and March 2008, we believe we have adequate cash through the next 18 months for operations and planned clinical testing. The Department of Defense grant of $1.9 million to our principal Traumatic Brain Injury (TBI) investigator allows us to increase our planned enrollment in our Phase IIb trial from 100 to 200 patients. The only incremental costs involved in this clinical testing should be the cost of supplying additional Oxycyte and data management, thus enabling us to double the enrollment size without substantially increasing our costs.

We have announced other US Government Military grants totaling in excess of $7 million to researchers that are ordering Oxycyte for these additional pre-clinical studies, where the results of these studies will help support additional clinical testing applications to the FDA. While these grants are not to the Company, they have all been approved for testing our Oxycyte product in a variety of situations, such as Sickle Cell Disease, Decompression Sickness, Blast Traumatic Brain Injury, Spinal Cord Injury, CPR, and Brain Ischemia.

We anticipate a significant amount of new capital through the conversion of options and warrants to common stock after our current quarter recapitalization because, at the present time, our stock price exceeds the option and warrant strike prices. These funds will be used as received for additional pre-clinical animal testing for other conditions where Oxycyte may provide a benefit.

In February and March 2008, the Company received the remaining proceeds of $4,646,000 on its five year convertible debentures (described in Note 3). A total of 20,889,685 warrants will be issued to the investors, valued at approximately $4,441,147. As consideration for capital raising services in connection with above $4,646,000 financing, the Company will pay a cash fee of 7% of the funds received from the non-US investors, issue 1,475,514 restricted shares, plus issue 5,902,058 five year warrants with an exercise price of $0.247.

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

Although we believe we have adequate cash through the next 18 months for operations and planned clinical testing, we are in the development stage, have an accumulated deficit of $35,304,739, continue to sustain operating losses on a monthly basis, and expect to incur operating losses for the foreseeable future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern for a reasonable period of time.

Cash used in operating activities during the nine months ended January 31, 2008 was $1,616,166, compared to $975,938 used for the comparable period of the prior year. Operating activities consisted primarily of product research and development and the general operation of our corporate office. Cash used in operating activities is primarily dependent on the timing and extent of our research and development activities and our available liquidity.

Cash used in investing activities during the nine months ended January 31, 2008 was $16,340 compared to $15,847 for the comparable period of the prior year. Investing activities consisted primarily of expenditures related to our patent rights and capital assets. Synthetic Blood does not anticipate significant future capital expenditures in the near term.

Cash provided by financing activities during the nine months ended January 31, 2008 was $2,556,511 compared to cash provided by financing activities of $1,013,501 for the comparable period of the prior year. Cash provided by financing activities consists primarily of the proceeds from the sale of debentures, short term notes payable and advances from officers.

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

CRITICAL ACCOUNTING POLICIES

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Share-Based Payment - SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The standard requires the expensing of all share-based compensation, including options and warrants, using the fair value-based method. We adopted the new standard effective May 1, 2006.

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

FASB Interpretation No. 48 - In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The calculation of a tax position in accordance with Interpretation No. 48 involves determining whether it is more likely than not that a tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. If a tax position does not meet the more-likely-than-not recognition threshold, the financial statements do not recognize a benefit for that position.

As required, the Company adopted Interpretation No. 48 during the quarter ended July 31, 2007. The adoption did not result in a material impact to the Company’s results of operations or its financial condition.

Convertible Debentures - If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5 (“EITF 98-05”), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Registration Payment Arrangements - In connection with prior private placements of our common stock and warrants to purchase shares of our common stock, we entered into agreements that committed us to timely register the shares of common stock purchased as well as the shares underlying the issued warrants. Those registration agreements specified potential cash penalties if we did not timely register the related shares with the SEC.

In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” when the potential cash penalties were included in registration payment arrangements, the estimated fair value of the warrants would be recorded as a liability, with an offsetting reduction to additional paid-in capital received from the private placement. The fair value of the warrants would be estimated using the Black-Scholes option pricing model.

Under EITF 00-19, the estimated fair value of the warrants would be re-measured at each reporting date and on the date of effectiveness of the related registration statement, with the increase in fair value recorded as other expense in our Statement of Operations. As of the date of effectiveness of the registration statement, the warrant liability would be reclassified to additional paid-in capital, evidencing the non-impact of these adjustments on our financial position and business operations.

In December 2006, the FASB issued FASB Staff Position, or FSP, EITF No. 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that companies that enter into agreements to register securities will be required to recognize a liability if a payment to investors for failing to fulfill the agreement is probable and can be reasonably estimated. This accounting differs from the guidance in EITF 00-19, which required a liability to be recognized and measured at fair value, regardless of probability.

EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that we enter into or modify after the date of issuance of this FSP. For our registration payment arrangements and financial instruments subject to those arrangements that were entered prior to the issuance of this FSP, the guidance was effective beginning January 1, 2007.

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

In December 2007, the Company exchanged its $1,000,000 bridge loans for 5 year convertible debentures with a face amount of $2,222,222. The notes are unsecured, convertible into shares of common stock at $0.247, and were issued with a 55% original issue discount totaling $1,222,222. In addition, the Company issued 5-year warrants to purchase 4,498,426 shares of common stock at $0.247 per share to investors. Additional discounts of $703,554 and $296,446 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively. The securities were issued to fund the current working capital requirements of the Company and were sold in reliance on the exemptions or exclusions from registration set forth in Section 4(2) of the Securities Act of 1933 and Regulation S adopted thereunder.

In January 2008, the Company exchanged its remaining outstanding short term loans for 5 year convertible debentures with a face amount of $3,982,545. The notes are unsecured, convertible into shares of common stock at $0.247, and were issued with a 55% original issue discount totaling $2,190,400. In addition, the Company issued 5-year warrants to purchase 8,061,831 shares of common stock at $0.247 per share to investors. Additional discounts of $1,035,945 and $756,200 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively. Pursuant to this exchange transaction, the Company recorded a debt extinguishment loss of $250,097. The securities were issued to fund the current working capital requirements of the Company and were sold in reliance on the exemptions or exclusions from registration set forth in Section 4(2) of the Securities Act of 1933 and Regulation S adopted thereunder.

In March 2008, the Company closed the offering of five year convertible debentures with a total face amount of $13,500,000, discounted at 55%, with total proceeds of $6,075,000. The debentures are convertible at any time prior to maturity into a total of 54,655,870 shares of common stock. In addition, the Company issued 5-year warrants to purchase 27,327,935 shares of common stock at $0.247 per share to investors. As consideration for capital raising services in connection with above financing, the Company will pay a cash fee of 7% of the $3,585,500 funds received from the non-US investors ($250,985), issue 1,475,514 restricted shares, plus issue 5,902,058 five year warrants with an exercise price of $0.247. In addition, the Company will issue a total of 6,000,000 two year warrants to Aventis Invest and Horizon Financial Capital Group Ltd. (3,000,000 to each) at an exercise price of $0.20 as additional consideration for capital raising services. Also, the Company will extend a total of 2,500,000 warrants to PS Capital for an additional three years at an exercise price of $0.28 as additional consideration for capital raising services. Finally, the Company will extend a total of 5,000,000 warrants to Mr. Ivan Bergamin and Maylands Investment Corp. (2,500,000 each) for an additional two years at an exercise price of $0.247 as additional consideration for capital raising services. The securities were issued to fund the current working capital requirements of the Company and were sold in reliance on the exemptions or exclusions from registration set forth in Section 4(2) of the Securities Act of 1933 and Regulation S adopted thereunder.

From February 1, 2008 through March 15, 2008, the Company received $7,500 and issued 50,000 common shares pursuant to the exercise of options. The Company also issued 170,000 additional common shares in a cashless exercise of options during this period. In March 2008, the Company issued a total of 910,082 common shares in two cashless exercises of warrants, and issued an additional 105,506 shares in the conversion of a $26,060 note. The securities were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of October 31, 2007, the Company was past due on certain notes payable which had a due date of one year from date of issuance in the approximate amount of $846,000 plus accrued and unpaid interest. The Company was able to become current on these obligations through the exchange of the short term notes for 5 year convertible debentures in January 2008.

ITEM 6.	EXHIBITS.

(a)	Exhibits:

4.1	Form of Convertible Note

4.2	Form of Warrant

10.1	Form of Purchase Agreement – US Purchase (without the exhibits which are included as separate exhibits to this report)

10.2	Form of Purchase Agreement – Non-US Purchase (without the exhibits which are included as separate exhibits to this report)

10.3	Form of Purchase Agreement – US Note Exchange (without the exhibits which are included as separate exhibits to this report)

10.4	Form of Purchase Agreement – Non-US Exchange (without the exhibits which are included as separate exhibits to this report)

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETIC BLOOD INTERNATIONAL, INC.

March 21, 2008	/s/ Robert J. Larsen
Robert J. Larsen
President, Chief Executive Officer and Chief Financial Officer