Form 10-K
period 2008-04-30
OXYGEN BIOTHERAPEUTICS, INC.
filed 2008-08-13
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2008

Commission File No. 002-31909

OXYGEN BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2593535
(State of Incorporation)	(IRS Employer I.D. Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $16,889,303.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of August 7, 2008 was 156,093,356.

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

PART I

ITEM 1—BUSINESS

General

Oxygen Biotherapeutics, Inc. is engaged in the business of developing biotechnology products with a focus on oxygen delivery to tissue. We are currently developing Oxycyte™, a product we believe is a safe and effective alternative to transfused blood for use in surgical and similar medical situations. In addition, we also have under development Fluorovent™, an oxygen exchange fluid for facilitating the treatment of lung conditions, and a biosensor implant product that uses an enzyme process for measuring the glucose level in subcutaneous fluid. As a fourth product opportunity we intend to develop perfluorocarbon based oxygen carriers for topical wound healing.

We received approval of our Investigational New Drug application for Oxycyte filed with the U.S. Food and Drug Administration (FDA) and began Phase I clinical studies in October 2003, which were completed in December 2003. We submitted a report on the results, which were in line with our expectations, to the FDA along with a Phase II protocol in 2004. Phase II-A clinical studies began in the fourth quarter 2004, and were completed in 2006. A further Phase II study protocol was filed with the FDA in the spring of 2008. Management is hopeful the protocol will be approved and the new study begun in 2008, and if this comes to pass the study would continue into 2009. We expect to commit a substantial portion of our financial and business resources over the next three years to testing Oxycyte and advancing this product to the point it has regulatory approval for use in one or more medical applications.

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

Oxygen Biotherapeutics was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David & Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc. On June 17, 2008, the stockholders of Synthetic Blood International approved the Agreement and Plan of Merger dated April 28, 2008, between Synthetic Blood International and Oxygen Biotherapeutics, Inc., a Delaware corporation. Oxygen Biotherapeutics was formed on April 17, 2008, by Synthetic Blood International to participate in the merger for the purpose of changing the state of domicile of Synthetic Blood International, Inc. from New Jersey to Delaware. Certificates of Merger were filed with the states of New Jersey and Delaware, and the merger was effective June 30, 2008. Under the Plan of Merger, Oxygen Biotherapeutics, Inc. is the surviving corporation and each share of Synthetic Blood International, Inc. common stock outstanding on June 30, 2008, was converted to one share of Oxygen Biotherapeutics, Inc. common stock.

Oxygen to Tissue Delivery Market

The principal function of human blood is to transport oxygen throughout the body. The lack of an adequate supply of oxygen as a result of blood loss can lead to organ dysfunction or death. The transfusion of human blood is presently the only effective means of immediately restoring diminished oxygen-carrying capacity resulting from blood loss. According to the AABB 2005 Nationwide Blood Collection and Utilization Report, over 14 million units of whole blood and red blood cells were transfused in the United States in 2004. This includes transfusions for trauma, surgery (emergency and elective), unexpected blood loss, chronic anemia, and other general medical applications.

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

Oxycyte is intended as an oxygen carrier and substitute for blood transfusion that ordinarily would be applied in cases of trauma, surgery (emergency and elective), unexpected blood loss and other general medical applications. For trauma and emergency surgical procedures, the immediate availability and universal compatibility of Oxycyte are expected to provide significant advantages over transfused blood, because we believe Oxycyte is capable of transporting higher levels of oxygen than red blood cells are able to transport.

We believe there exist potential sources of demand for which blood is not currently utilized and for which Oxycyte may be suitable. These include applications in which the required blood type is not immediately available or in which transfusions are desirable but not given for fear of a transfusion reaction due to difficulty in identifying compatible blood. For example, we believe emergicenters and surgicenters both experience events where an oxygen-carrying fluid may be useful. We also believe Oxycyte may be used by emergency medical technicians in ambulances, medical helicopters and other pre-hospital settings. In addition, the military has expressed a high level of interest in oxygen-carrying products for the resuscitation of battlefield casualties.

Based on these circumstances, we believe there may be a substantial and meaningful market for an effective oxygen carrier, and we believe Oxycyte is a viable candidate for exploiting that market.

Our primary product—Oxycyte

Our Oxycyte oxygen carrier product is a perfluorocarbon emulsified with water and a surfactant, which is provided to the patient intravenously. The physical properties of perfluorocarbon enable our product to gather oxygen from the lungs and transport the oxygen through the body releasing it along the way. Over a period of days Oxycyte gradually evaporates in the lungs from where it is exhaled. Oxycyte requires no cross matching, so it is immediately available and compatible with all blood types. Oxycyte has an extended shelf life compared to blood. Since Oxycyte is not based on any biological component, it is sterile and free of potential contamination from a donor. Further, since Oxycyte is based on readily available inert compounds, we believe it can be manufactured on a cost effective basis in amounts sufficient to meet demand.

After receiving clearance from the FDA, we conducted a Phase I clinical study on Oxycyte, which was completed in December 2003. We submitted a report on the results, which were in line with our expectations, to the FDA along with a Phase II protocol in 2004. Phase II-A clinical studies began in the fourth quarter 2004, and were completed in 2006. A further Phase II study protocol was filed with the FDA in the spring of 2008. Management is hopeful the protocol will be approved and the new study begun in 2008, and if this comes to pass the study would continue into 2009.

We use a proprietary process of perfluorocarbon production and emulsification to produce Oxycyte. We use a contract manufacturer to produce Oxycyte for our clinical testing. Our contract manufacturer for trial batches is PrimaPharm, Inc. located in San Diego, California. Based on production testing and inspection, the FDA has determined that PrimaPharm satisfies its good manufacturing practices standards with respect to the production of Oxycyte. Based on the composition and manufacturing process for Oxycyte, management believes there are a number of other manufacturers capable of producing Oxycyte in accordance with FDA regulations and in sufficient quantities for current needs. For larger batches we intend to employ the contract manufacturing services of a major pharmaceutical company in North Carolina.

Should Oxycyte successfully progress through Phase II and III testing and it appears regulatory approval for one or more medical uses is likely, we will evaluate our options for exploiting the product. These options include licensing Oxycyte to a third party for manufacture and distribution, manufacturing Oxycyte ourselves for distribution through third party distributors, manufacturing and selling the product ourselves, or establishing some other form of strategic relationship for making and distributing Oxycyte with a participant in the pharmaceutical industry. We are currently investigating and evaluating all options.

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

Several companies have developed or are in the process of developing technologies that are, or in the future may be, the basis for products that will compete with Oxycyte. We are aware of five other products at various stages of development that are intended to achieve the same result as Oxycyte. Three of these products are based on hemoglobin derivates, two from outdated human blood and the third from bovine blood. One product is also based on perfluorocarbon and the other on nanobubble oxygen technology. None of these products is approved for use in the United States. The bovine-source hemoglobin-based oxygen-carrier has been approved for human use in South Africa and a Biologics License Application, or BLA, was submitted to the FDA for its use in the United States, and it was not approved and no clinical trials in the United States are currently underway. All hemoglobin based products were targets of a very critical meta-analysis in the JAMA, the Journal of the American Medical Association, (May 21, 2008, p. 2304ff, www.jama.com) which concluded that “based on the available data, use of HBBSs (Hemoglobin-based blood substitutes) is associated with a significantly increased risk of death or MI (myocardial infarction)”. Phase III clinical trials on the other perfluorocarbon product in the U.S. were halted in 2001 and have not resumed. That product has now been licensed for development with a drug manufacturer in China.

We believe that important competitive factors in the market for oxygen carrier products will include the relative speed with which competitors can develop their respective products, complete the clinical testing and regulatory approval process, and supply commercial quantities of their products to the market. In addition to these factors, competition is expected to be based on the effectiveness of oxygen carrier products and the scope of the intended uses for which they are approved, the scope and enforceability of patent or other proprietary rights, product price, product supply, and marketing and sales capability. We believe that our competitive position will be significantly influenced by the timing of the clinical testing and regulatory filings for Oxycyte, our ability to maintain and enforce our proprietary rights covering Oxycyte and its manufacturing process, and our ability to develop capabilities for manufacturing and distributing the product ourselves or with others, should we obtain regulatory approval.

Our other products

Fluorovent

Fluorovent is an oxygen-carrying perfluorocarbon liquid that, when dispensed directly into the lungs, acts as a surfactant and effective medium for gas exchange, which increases pulmonary function and the diffusion of oxygen and carbon dioxide through the lungs into the body. The development of this product capability has applications in the treatment of acute lung disease, such as infant respiratory distress syndrome and adult respiratory syndrome. Further development of this product is currently on hold, until we have found a partner to bring this products to market.

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

Our patents and intellectual property

Perfluorocarbon products

We hold four U.S. patents (5,674,913; 5,824,703; 5,840,767; 6,167,887), three Australian patents (690,277; 722,417; 759,557), two Canadian Patents (2,239,170; 2,311,122) and, one European patent (EPO 8697678B1) pertaining to the use and application of perfluorocarbons as gas transport agents in blood substitutes and liquid ventilation. Additionally, the process of manufacturing the perfluocarbon contained in our products is extremely complicated and protected by numerous perfluorocarbon manufacturing process patents of our supplier.

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

Employees

We currently employ five individuals, one is our President and Chief Operative Officer, two are Scientific Personnel, one is our Corporate Secretary, and one is our office manager/bookkeeper. Our employees are not represented by a union or any other form of collective bargaining unit. Our Chief Executive Officer devotes part of his time to our business under a consulting agreement. We also use the services of two directors on a part-time basis through consulting arrangements.

ITEM 1A—RISK FACTORS

The following is a discussion of risks we believe to be significant with respect to our business, operations, financial condition, and other matters pertaining to an investment in our common stock. It is not possible to anticipate or predict every risk that may, in the future, prove to have a significant affect on Oxygen Biotherapeutics. Additional risks, including those that are currently not known to us or that we currently deem immaterial, may also impair our prospects and business operations.

We will need to generate income, or raise additional capital to continue our business.

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

As a result of the foregoing circumstances our independent registered public accounting firm has, and is likely in the future to, include an explanatory paragraph in their audit opinions based on uncertainty regarding our ability to continue as a going concern. An audit opinion of this type may interfere with our ability to obtain debt or equity financing. Any additional funding derived from the sale of equity securities may result in significant dilution to our existing stockholders.

We are currently a one product company, so our future depends on the success of that product.

We have limited financial resources, so at present we are using these resources solely on developing our Oxycyte oxygen carrier product. We have halted development on Fluorovent, our oxygen carrying liquid, and our implantable glucose biosensor until we found license partners for their development, or additional financing is obtained. Consequently, we are focusing all our resources on advancing Oxycyte to the point it receives regulatory approval for one or more medical uses, and if this effort is unsuccessful we may not have resources to pursue development of our other products and our business would terminate. Furthermore, by delaying development of Fluorovent and our implantable glucose biosensor, these technologies may become obsolete by the time we have sufficient capital to resume development and testing of these products, so the funds expended on these products to date would be lost, as well as our opportunity to benefit if the products could be successfully developed.

We are required to conduct additional clinical trials in the future, which are expensive and time consuming, and the outcome of the trials is uncertain.

We completed Phase I clinical trials on Oxycyte in December 2003, and completed Phase II-A clinical testing in the fourth quarter of 2004 with filings completed in the second quarter of 2008. If we are successful with our Phase II-B trials (of which there is no assurance) we will need to conduct Phase III trials. All of these clinical trials and testing will be expensive and time-consuming and the timing of the FDA review process is uncertain. Our lack of capital over the past two years has prevented us from advancing our clinical testing the way we would have preferred resulting in delays in advancing the testing of Oxycyte. The FDA or we may in the future suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks. We cannot ensure that we will be able to complete our clinical trials successfully or obtain FDA approval of Oxycyte, or that FDA approval, if obtained, will not include limitations on the indicated uses for which Oxycyte may be marketed. Our business, financial condition and results of operations are critically dependent on obtaining capital to advance our testing program and receiving FDA approval of Oxycyte. A significant delay in our planned clinical trials or a failure to achieve FDA approval would have a material adverse effect on us and could result in major setbacks, up to in the cessation of our business.

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

Oxygen Biotherapeutics began research and development activities in 1990 and is a development stage company. We have been engaged for the past 18 years in the development and testing of Oxycyte, Fluorovent, and our glucose biosensor. No revenues have been generated to date from commercial sales of any of our products. Our revenues to date have consisted solely of interest earned on funds held until applied in the development of our products. At April 30, 2008 our accumulated deficit during the development stage is $37,741,362. We will require substantial amounts of outside financing to fund future testing and development of our products. We cannot ensure that our clinical testing will be successful, that regulatory approval of Oxycyte or any of our other products will be obtained, that Oxycyte or any of our other products can be manufactured at an acceptable cost and in appropriate quantities, or that there will be a viable market for any of our products. The foregoing factors raise substantial doubt about our ability to continue as a going concern.

Presently we are focusing on developing Oxycyte, which is subject to a high level of technological risk.

We completed Phase I clinical trials on Oxycyte in December 2003, and we expect we will devote a substantial portion of our financial and managerial resources to pursuing Phase II and Phase III clinical trials on this product over the next three years. As our other products are not as far along in the development and approval process as Oxycyte, our opportunity to generate product revenues within the next four to five years is most likely dependent on successful testing and commercialization of Oxycyte for surgical and similar oxygen delivery applications. The biomedical field has undergone rapid and significant technological changes. Technological developments may result in Oxycyte becoming obsolete or non-competitive before we are able to recover any portion of the research and development and other expenses we have incurred to develop and clinically test Oxycyte. Any such occurrence would have a material adverse effect on our operations and could result in the cessation of our business.

We are not certain that we will be able to manufacture Oxycyte commercially.

Commercial-scale manufacturing of Oxycyte will require development of a manufacturing capability that is significantly larger than the capacity currently in place to produce Oxycyte for our clinical trials. We do not intend to build our own production facility, but instead will rely on third party manufacturers to produce our product. We are currently in the process of establishing an arrangement for commercial production of Oxycyte with a manufacturer in North Carolina, but there can be no assurance that we will be able to establish such an arrangement on terms acceptable to us. Moreover, in order to seek FDA approval of the sale of Oxycyte produced at a third party manufacturing facility, we may be required to conduct a portion of our clinical trials with product manufactured at that facility. Accordingly, a delay in achieving scale-up of commercial manufacturing capabilities when needed will have a material adverse effect on sales of Oxycyte. Additionally, the manufacture of Oxycyte will be subject to extensive government regulation. Among the conditions for marketing approval is that our quality control and manufacturing procedures conform to the FDA’s good manufacturing practice regulations. We cannot ensure that we will be able to obtain the necessary regulatory clearances or approvals to manufacture Oxycyte on a timely basis or at all.

There are significant competitors developing similar products.

If approved for commercial sale, Oxycyte will compete directly with established therapies for oxygen delivery, and acute blood loss and may compete with other technologies currently under development. We cannot ensure that Oxycyte will have advantages, which will be significant enough to cause medical professionals to adopt it rather than continue to use established therapies or to adopt other new technologies or products. We also cannot ensure that the cost of Oxycyte will be competitive with the cost of established therapies or other new technologies or products. The development of blood substitute products is a rapidly evolving field. As there is currently no oxygen delivery product of our kind on the market, competition to develop an efficacious and accepted product is intense. Several companies have developed or are in the process of developing technologies that are, or in the future may be, the basis for products that will compete with Oxycyte. Certain of these companies are pursuing different approaches or means of accomplishing the therapeutic effects sought to be achieved through the use of Oxycyte.

These companies and others have substantially greater financial resources, larger research and development staffs, more extensive facilities and more experience than Oxygen Biotherapeutics in testing, manufacturing, marketing and distributing medical products. We cannot ensure that one or more other companies will not succeed in developing technologies or products that will become available for commercial use prior to Oxycyte, which could be more effective or less costly than Oxycyte or would render Oxycyte obsolete or non-competitive.

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

During fiscal year ended April 30, 2008, we incurred a net loss of $6.7 million, and we incurred a net loss of $3.3 million in fiscal year 2007. We will not generate operating revenue unless and until one of our products is approved for commercial sale and sales activity begins. We will require substantial additional funds to complete clinical trials, pursue regulatory approval for our products, establish commercial scale manufacturing capabilities, and establish marketing, sales, and administrative capabilities. Expenditures for these purposes will result in substantial losses for at least the next several years. The expense and the time required to realize any product revenues or profitability are highly uncertain. We cannot ensure that we will be able to achieve product revenues or profitability on a sustained basis, or at all, and we may be unable to ever establish Oxygen Biotherapeutics as a going concern.

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

Our success is highly dependent on the continued services of a limited number of scientists and support personnel. The loss of any of these individuals could have a material adverse effect on us. In addition, our success will depend, among other factors, on the recruitment and retention of additional highly skilled and experienced management and technical personnel. We cannot ensure that we will be able to retain existing employees or to attract and retain additional skilled personnel on acceptable terms given the competition for such personnel among numerous large and well-funded pharmaceutical and health care companies, universities, and non-profit research institutions.

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

Our stock price could be volatile and your investment could suffer a decline in value.

The market price of our common stock has fluctuated significantly in response to a number of factors, many of which are beyond our control, including:

•	Regulatory developments relating to our Oxycyte oxygen carrier product;

•	Announcements by us relating to the results of our clinical trials of Oxycyte;

•	Developments relating to our efforts to obtain additional financing to fund our operations;

•	Announcements by us regarding transactions with potential strategic partners;

•	Announcements relating to oxygen carrier, or blood substitute products being developed by our competitors;

•	Changes in industry trends or conditions;

•	Our issuance of additional debt or equity securities; and

•	Sales of significant amounts of our common stock or other securities in the market.

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

The authorized capital stock of the Company consists of an aggregate of 400 million shares of common stock, of which 156,093,356 shares are issued and outstanding as of August 7, 2008 and approximately 216 million shares are reserved for issuance upon conversion or exercise of issued and outstanding notes, options, and warrants. The substantial number of shares available now and that may become available in the future for sale in the public market could cause the market price of our common stock to decline or have a depressive effect on the market price.

ITEM 1B—UNRESOLVED STAFF COMMENTS

We have not received any comments from the Securities and Exchange Commission that remain unresolved.

ITEM 2—PROPERTIES

Oxygen Biotherapeutics owns no real property and currently leases its principal administrative and laboratory facilities at 3189 Airway Avenue, Building C, Costa Mesa, California 92626. The current rent is approximately $15,400 per month. The Company also leases a laboratory facility at 800 East Leigh Street, Richmond, VA 23219 for rent of approximately $500 per month.

ITEM 3—LEGAL PROCEEDINGS

Oxygen Biotherapeutics is not presently involved in any legal proceedings and was not involved in any such proceedings during fiscal year 2008.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the quarter ended April 30, 2008.

A special meeting of stockholders was held June 17, 2008. At the special meeting, the stockholders voted on (1) the Agreement and Plan of Merger dated April 28, 2008, pursuant to which the company would change its state of incorporation from New Jersey to Delaware and the name of the company to Oxygen Biotherapeutics, Inc., and (2) the proposal to amend our 1999 Stock Plan to increase the number of shares of common stock available for awards under the plan from 4,000,000 to 12,000,000, increase the maximum number of shares covered by awards granted under the plan to an eligible participant from 4,000,000 shares to 5,000,000 shares, add provisions intended to facilitate compliance with changes in tax law, and make additional technical changes to update the plan. The stockholders approved the Agreement and Plan of Merger by a vote of 71,672,849 for, 1,956,027 against and 346,329 abstain. The stockholders approved the amendments to our 1999 Stock Plan by a vote of 64,378,513 for, 142,500 against and 30,600 abstain.

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market price, number of shareholders, and dividend policy

Quotations for the common stock of Oxygen Biotherapeutics are reported on the OTC Electronic Bulletin Board under the symbol “OXBO.” The over-the-counter quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. For the past two fiscal years, the high and low bid prices in each fiscal quarter were:

	2008		2007
Quarter	Low	High	Low	High
1st	$0.10	$0.15	$0.10	$0.18
2nd	$0.07	$0.20	$0.04	$0.15
3rd	$0.16	$0.34	$0.12	$0.22
4th	$0.26	$1.01	$0.11	$0.18

At July 17, 2008 we had approximately 1,340 shareholders of record.

Since inception of Oxygen Biotherapeutics, no dividends have been paid on the common stock. Oxygen Biotherapeutics intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,330,000		$.0234	670,000	(2)

Equity compensation plans not approved by security holders	4,490,000	(1)	$.0208	0

Total	7,820,000		$.0219	670,000

(1)	This figure includes options issued to officers and employees under individual compensation arrangements. The figure also includes options issued to directors for board and committee service that were approved by the board of directors.

(2)	In June 2008, the stockholders approved a proposal to amend our 1999 Stock Plan to increase the number of shares of common stock available for awards under the plan from 4,000,000 to 12,000,000. As a result, the number of shares remaining available for future issuances, assuming no options or rights were issued subsequent to April 30, 2008, increased to 8,670,000 shares.

Repurchases of Common Stock

There were no repurchases of equity securities by Oxygen Biotherapeutics in the fourth fiscal quarter that ended April 30, 2008.

ITEM 6—SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of financial condition and results of operations of Oxygen Biotherapeutics for the fiscal years ended April 30, 2008 and 2007. This discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

Overview

Since 1990, Oxygen Biotherapeutics has pursued the development of medical products based on perfluorocarbon technology. These products include Oxycyte™, a synthetic oxygen carrier substance, and Fluorovent™, an oxygen exchange fluid for facilitating the treatment of lung conditions. Since 1993 Oxygen Biotherapeutics has also pursued development of a glucose biosensor implant.

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

Five clinical sites have received local Institutional Review Board (IRB) approval to participate in the first Phase II trial with Oxycyte in hip surgery patients. In this first Phase II trial we were evaluating both efficacy and safety in the prevention of tissue hypoxia (the effects of reduced oxygen levels) in hip surgery patients who experience mild to moderate blood loss during surgery. While blood transfusions are typically not given during such procedures, blood loss may result in postoperative complications caused by tissue hypoxia. We closed this study in 2006 due to a lack of enrollment and completed this study and reported our findings in April 2008.

A Phase II-A trial in severe brain injury patients was started in 2006 and has been completed with good results. The Phase II-B trial protocol was filed in April 2008 and is currently under review of the FDA. A revised Phase II protocol for a study in patients with sickle cell pain crisis is ready to be filed with the FDA, as soon as the severe brain injury Phase II-B trial has been approved. Our future plans include testing Oxycyte in stroke, myocardial infarction, malignant tumors, trauma, coronary bypass surgery and decompression sickness. We expect Phase II studies will continue over at least the next two years, after which Phase III studies may be able to commence depending on results of Phase II trials, the development of acceptable protocols for Phase III trials, and the availability of financial and other resources to purse the Phase II trials.

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

Results of operations

Fiscal year 2008 compared to fiscal year 2007

For the fiscal year ended April 30, 2008, other income decreased to $105,629 from $120,027 in the fiscal year ended April 30, 2007. Other income consists principally of rental income. The decrease during 2008 is attributed to a one-time gain from the settlement of a vendor payable in fiscal 2007.

Research and development expenses increased from $752,614 for the fiscal year ended April 30, 2007, to $939,998 for the fiscal year ended April 30, 2008. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our three developmental products. We decreased expenditures relating to Oxycyte™ Phase II clinical trials during fiscal 2007 and into fiscal 2008 due to the Company’s shortage of working capital. Due to the $6.3 million financing we obtained during the third and fourth quarters of fiscal 2008, we were able to resume funding of our Phase II clinical trials and increase our lab personnel and related expenses.

General and administrative expenses of $1,992,687 for fiscal year 2008 increased 95 percent or $972,892 over fiscal year 2007 expenses of $1,019,795. This change is primarily due to a $716,000 increase in our noncash compensation relating to the issue of compensatory stock options and warrants, an increase in our payroll expenses of $144,000, and an increase in our accounting expenses of $71,000 over the amounts incurred in fiscal 2007.

Interest charges associated with the convertible notes and short-term notes, including amortization of the original issue discount, debt issue costs, common stock purchase warrant value and beneficial conversion features, aggregated to $3,611,902 for fiscal 2008 as compared to $1,678,488 for fiscal 2007. This increase is a result the significant additional financing costs related to our $6.3 million financing and the exchange of our short-term notes for five-year convertible notes during the third and fourth quarters of fiscal 2008. During the year ended April 30, 2008, we also incurred a debt extinguishment loss of $250,097 related to the exchange of our short-term notes for five-year convertible notes. The debt extinguishment was recognized in accordance with EITF 96-19 and results principally from the write off of unamortized debt discounts and debt issue costs. We also incurred a $32,113 impairment loss on our lab equipment during fiscal 2008.

For the year ended April 30, 2008, we incurred a loss of $6,721,168 compared to a loss of $3,330,870 for the previous fiscal year.

Liquidity, capital resources and plan of operation

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of April, 30, 2008, we had $4,952,717 in total current assets and working capital of $4,687,726, compared to $1,483,348 in total current assets and negative working capital of $362,286 as of April 30, 2007.

During the first and second quarters of fiscal year 2008, the Company financed operations by issuing two-year notes payable in the principal amount of approximately $282,055, on which the Company recorded an original issue discount of $16,417, and additional discounts of $67,969 related to the relative fair value of 2,815,763 warrants issued in the transaction. The Company recorded debt issue costs of $154,070 of which $120,223 was non-cash through the issuance of 1,431,000 warrants for capital raising services.

During the third quarter of fiscal year 2008, the Company received $1,000,000 from the issuance of short term bridge loans to fund operations and other working capital needs. The notes were unsecured and accrued interest at 10% per year. In addition, the Company issued five-year warrants to purchase 2,500,000 shares of common stock at $0.245 per share to investors. An additional discount of $288,750 was recorded for the relative fair value of the warrants. The Company also recorded debt issue costs of $288,750 for the value of 2,500,000 additional warrants issued for capital raising service fees. In December 2007, the Company exchanged its $1,000,000 bridge loans for five-year convertible notes with a face amount of $2,222,222. The notes are unsecured, convertible into shares of common stock at $0.247 per share, and were issued with a 55% original issue discount totaling $1,222,222. In addition, the Company issued five-year warrants to purchase 4,498,426 shares of common stock at $0.247 per share to investors. Additional discounts of $703,554 and $296,446 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively.

During the third quarter of fiscal year 2008, the Company exchanged its remaining outstanding short term loans for five-year convertible notes with a face amount of $3,982,545. The notes are unsecured, convertible into shares of common stock at $0.247 per share, and were issued with a 55% original issue discount totaling $2,190,400. In addition, the Company issued five-year warrants to purchase 8,061,831 shares of common stock at $0.247 per share to investors. Additional discounts of $1,035,945 and $756,200 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively. Pursuant to this exchange transaction, the Company recorded a debt extinguishment loss of $250,097.

During the third and fourth quarters of fiscal year 2008, the Company received a total of $6,335,000 proceeds from the sale of convertible notes, with a total face amount of $14,077,778. The notes are convertible at any time prior to maturity into a total of 56,995,053 shares of common stock, or $0.247 per share. In connection with the issuance of these obligations, the Company recorded a 55% original issue discount of $7,742,778, and additional discounts of $4,864,998 related to the relative fair value of the 28,497,501 five-year warrants to purchase common stock at $0.247 per share that were issued in the transaction, and $1,470,002 for the relative fair value of the embedded beneficial conversion feature. The Company also incurred total costs of $5,510,562 for capital raising services on these transactions. The costs of the capital raising services include a $369,215 cash fee, plus $768,337 for the fair value of 2,088,272 restricted shares of common stock, plus $4,373,010 for the fair value of warrants to purchase 21,853,086 common shares at prices ranging from $0.20 to $0.28.

Warrants totaling approximately 49.4 million and convertible notes issued during the year ended April 30, 2008 are subject to a requirement that the Company file a registration statement with the SEC to register the underlying shares, and that it be declared effective on or before January 9, 2009. If for any reason Oxygen Biotherapeutics is unable to make payment of the notes through issuance of its common stock, it would be required to make such payment with cash, which would place a severe burden on Oxygen Biotherapeutics’ limited cash and could result in a default on the note obligations.

During fiscal year 2007, the Company financed its operations by issuing short-term notes payable totaling $1,294,390 and recorded original issue discount of $72,190 and additional discount of $665,956 related to the value of warrants issued to the holders.

During the year ended April 30, 2008, net cash provided by financing activities was $7,242,709, primarily from the issuance of convertible notes and short-term notes payable, as noted above. Net cash of $2,276,209 was used to fund operating activities and $102,101 was used for investing activities, primarily for lab equipment expenditures. Consequently, our cash and cash equivalents increased from $16,234 at April 30, 2007 to $4,880,633 at April 30, 2008. We do not have any lines of credit or other borrowing arrangements with lenders.

We are in the pre-clinical and clinical trial stages in the development of our products. Under an Investigational New Drug application filed with the FDA, we completed Phase I clinical studies on Oxycyte in December 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte. We submitted a report to the FDA along with a Phase II protocol, received FDA approval, and started Phase II testing in the fourth quarter of 2004, which is expected to continue through 2009 for Phase II-b studies in severe traumatic brain injury. Even if we are successful with our Phase II study, we must then conduct a Phase III clinical study and, if that is successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other products, Fluorovent and the glucose biosensor, must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond 2009 depends on achieving license income, or obtaining outside financial resources. There is no assurance that needed license agreement, or financing will occur or that we will succeed in obtaining the necessary resources.

We are entirely dependent on outside financing to continue our operations. We will not generate operating revenue unless and until one of our products is approved for commercial sale and sales activity begins. We will require substantial additional funds to complete clinical trials, pursue regulatory approval for our products, establish commercial scale manufacturing capabilities, and establish marketing, sales, and administrative capabilities. Expenditures for these purposes will result in substantial losses for at least the next several years. The expense and the time required to realize any product revenues or profitability are highly uncertain. We cannot ensure that we will be able to achieve product revenues or profitability on a sustained basis, or at all. The foregoing factors highlight that the company must achieve license agreements, or additional financing by end of 2009.

We do have the working capital necessary to fund our operations in fiscal year 2008-2009. By end of 2009, we will need additional financing to cover administrative expenses and on-going expenses of testing Oxycyte. Management is actively seeking additional sources of equity and/or debt financing; however there is no assurance that any additional funding will be available in time. Should we be unable to obtain additional financing to meet mid-term needs, we may be forced to cease operations. Our ability to continue as a going concern depends on success of these activities.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Stock-Based Compensation –

We account for stock-based compensation as prescribed by of SFAS No. 123R, which requires stock options and warrants issued to employees and nonemployees to be valued using the fair value method. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

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

Convertible Notes –

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

Registration Payment Arrangements –

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

Recent Accounting Pronouncements –

SFAS 157—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 was originally effective for fiscal years beginning after November 15, 2007, but was partially delayed by one year for non-financial assets and liabilities as detailed within FASB Staff Position 157-2. The Company is currently evaluating SFAS 157 and FASB Staff Position 157-2, and does not believe these pronouncements will materially affect its financial position or results of operations.

SFAS 159—In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of fiscal years after November 15, 2007. The Company adopted SFAS 159 on May 1, 2008, and does not believe it will materially affect its financial position or results of operations.

SFAS No. 141(R)—In December 2007, the FASB issued Statement No. 141(R), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting – the acquisition method – to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating SFAS 141(R), and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 160—In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently evaluating SFAS 160 and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 161—In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact, if any SFAS No. 161 will have on its financial statements.

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Disclosure controls and procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, Oxygen Biotherapeutics’ management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as a result of the identification of certain material weaknesses in the internal controls over financial reporting described below, which we view as an integral part of our disclosure controls and procedures, our disclosure controls and procedures were not effective as of April 30, 2008.

Nevertheless, based on the completion of management’s internal review of our processes and procedures and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the financial statements included in this report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented.

Changes in Internal Controls

There were no changes in Oxygen Biotherapeutics’ internal control over financial reporting during the three-month period ended April 30, 2008, that materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

Management Plan to Remediate Material Weaknesses

In the first six-months of fiscal year 2009, our management is pursuing the implementation of corrective measures to address the material weaknesses described below. These measures, outlined below, are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

•

We are actively recruiting an experienced Chief Financial Officer to engage. Bringing on a new Chief Financial Officer will help us to achieve a better segregation of duties in our cash disbursement process and add a person to executive management with knowledge of US Generally Accepted Accounting Principles.

•

We obtained additional financing at the end of fiscal year 2008, which has enabled us to add administrative staff at the beginning of fiscal year 2009. The addition of administrative staff and the hiring of a Chief Financial Officer will facilitate the design and implementation of document collection and retention procedures with respect to the agreements and documents generated in our financing and business activities.

•

In fiscal year 2009 the Board of Directors intends to review existing committee charters, implement evaluation programs called for by the charters, and evaluate what changes, if any, are necessary or appropriate to make the functioning of Board committees more effective and meaningful.

•

We will examine options for an anonymous whistle blower process or system that is practical and meaningful in light of the fact that we have only four full-time employees who do have regular access to, and communication with, our executive officers and directors.

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2008. In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of April 30, 2008.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2008 related to the preparation of management’s report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

•

We have incompatible duties in our cash disbursement process. Due to our small staff and historically limited financing, our President has had to maintain responsibility for check signing and authorizing invoices and purchase orders.

•

We have not always consistently maintained final, complete and executed copies of significant contracts, including financing agreements, warrant and option agreements, and note agreements. We rely on a very small staff, and have been a party to numerous complex financing transactions that required significant changes to terms, which were not clearly and effectively processed and recorded as they occurred.

•

Given our cash position for most of the fiscal year and the limited number of accounting resources available to us, we did not maintain a sufficient amount of knowledge of US Generally Accepted Accounting Principles, did not measure board committee performance against established charters, have not implemented an anonymous whistle-blower process, and did not utilize a formal financial reporting close process that ensured sufficient levels of review of all key financial statement account reconciliations, significant judgments/estimates and period end financial statements.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended April 30, 2008. We note, however, that the material weaknesses are in our control environment and financial reporting process and could negatively impact our operating controls and procedures in future periods if they remain unaddressed by management.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B—OTHER INFORMATION

There is no information to report under this item for the quarter ended April 30, 2008.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and executive officers

Our officers and directors manage our business. The following persons are the officers and directors of Oxygen Biotherapeutics:

Name	Age	Position
Chris J. Stern, DBA	50	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Director
Richard M. Kiral, PhD	67	President, Chief Operating Officer, and Director
Bruce Spiess, MD, FAHA	53	Director
Gerald L. Klein, MD	61	Director

Robert J. Larsen served as Chief Executive Officer and Chief Financial Officer from November 2007 until his unexpected death on March 24, 2008. Chris J. Stern was appointed Chief Executive Officer at the end of March 2008, and effective July 24, 2008, was appointed Chief Financial Officer, which we expect will be an interim position until we are able to hire a Chief Financial Officer on a more permanent basis.

Our directors serve for a term beginning with election and ending with resignation, removal by the stockholders, or election of a successor by the stockholders. Executive officers serve by appointment at the discretion of the board of directors.

The following are brief biographies of each of our directors and officers.

In November 2007 Dr. Chris J. Stern joined Oxygen Biotherapeutics as Chairman of the Board. He became Chief Executive Officer in March 2008, and Chief Financial Officer ad interim in July 2008. For the past twelve years Dr. Stern has been the principal of the Institute for Efficient Management, which he founded in 1996 to provide consulting services to business on strategic planning and global marketing. Since May 2001 Dr. Stern has served as a non-executive director on the Board of Directors of Klocke of America (contract packaging) in Ft. Myers, FL. From April 2000 to March 2007 he also served as a Director of Boehme Filatex, Inc. in Reidsville, NC (specialty chemicals). In January 1996 Mr. Stern became a faculty member and associate partner of the St. Gallen Business School, and St. Gallen Management Institute, two Swiss institutions for which he still selectively teaches executive seminars. From 1997 to 1999 he simultaneously took over the position of CEO of a billion dollar urban and private development company in Germany for restructuring. Mr. Stern developed his strategic management and planning skills during tenure at the consulting practice of Diebold from January 1990 until December 1995. Dr. Stern’s first engagements were in the textile industry where he was President and CEO of Textile Dynamics Corporation from 1985 to 1990, and had various positions in a small conglomerate from 1977 until 1984. Dr. Stern is a United States citizen born in Switzerland and therefore American and Swiss dual national. He holds an MBA from the Graduate School of Business Administration in Zurich, which is affiliated with the State University of New York at Albany, and a doctorate in business administration from Trinity University.

Dr. Richard Kiral became President and Chief Operating Offcier of Oxygen Biotherapeutics in March 2008. For over five years prior to March 2008, he served as our vice president of research and development and has been responsible for developing products from Oxygen Biotherapeutics’s perfluorocarbon technology platforms. Throughout his career, Dr. Kiral has held senior management, research, and product development positions at leading pharmaceutical and medical device companies for more than 35 years. He began his career at Miles Laboratories (now Bayer) as a quality control chemist and advanced to the position of Manager of Analytical Systems Development for the company’s consumer healthcare and medical diagnostics divisions. As Director of Pharmaceutical Product Development at the McGaw division of American Hospital Supply Corporation, Dr. Kiral was responsible for the development of intravenous pharmaceuticals, infusion systems and clinically-based oral nutrition products. After leaving McGaw, Dr. Kiral joined Allergan Pharmaceuticals, a leading developer and manufacturer of vision care and dermatology products, where he held several senior management positions, including Vice President of R&D for the company’s Optical Division. While at Allergan, Dr. Kiral led a 100-person interdisciplinary R&D team in four US and European locations in the development of contact lenses and lens care products, many of which became market leaders. Prior to joining Synthetic Blood International, Dr. Kiral served as Vice President of R&D for Ioptex Research, a division of Smith & Nephew, which manufactured and marketed intraocular lenses and associated ophthalmic surgical products. In his position he was responsible for product development, R&D engineering, pilot manufacturing, and technical liaison with ophthalmologists. Dr. Kiral holds a Ph.D. in Analytical Chemistry from the University of Notre Dame in South Bend, Indiana and a B.S. degree in Chemistry from St. Vincent College in Latrobe, Pennsylvania. He is a cofounder of a pharmaceutical contract manufacturer in San Diego and currently serves on its Board of Directors.

Dr. Bruce D. Spiess, MD, FAHA, joined Oxygen Biotherapeutics Inc as a consultant, member of the Board of Directors and Chair of the Medical Advisory Board. in March 2008. His undergraduate degree in biology was from Denison University in

Granville, Ohio and his medical school training was received at Rush Medical College in Chicago. From there three years were spent at the Mayo Graduate School of medicine in Rochester, Minnesota. The last year of that training as chief resident was specialized in cardiovascular anesthesia. That training led to an instructor/assistant professorship back at Rush in Chicago where Dr. Spiess ran cardiac anesthesia and opened the new sub-specialty of liver transplant anesthesia at that university. In 1990 he was recruited to the University of Washington to be Chief of Cardiothoracic Anesthesia. In 1999 he left that position to take his present post at Virginia Commonwealth University Health Systems where he has served as Vice Chair of the Department of Anesthesiology, Chief of Cardiothoracic Anesthesia and Director of Research. Dr Spiess as director is particularly proud of the establishment of VCURES shock research center, a consortium of over 60 MD and PhD researchers. To date, VCURES has secured over 40 million dollars in extramural funding for shock research and patented/out licensed numerous medical technologies. His research has focused upon cardiac surgical care, coagulation dysfunction, blood transfusion, and the development of blood substitutes/oxygen therapeutics. Most recently he has been funded (for 7 years) by the United States Navy Office of Naval Research to investigate perfluorocarbon blood substitutes (PFC) as a treatment for decompression sickness and an adjunct to the US Navy disabled submarine initiative (DISSUB). Multiple usages for PFC’s including the treatment of traumatic brain injury, blast injury, cardiac arrest, sickle cell crisis, wound healing and other medical applications of enhanced oxygen delivery are underway. He has published over 200 peer reviewed academic articles, 25 book chapters and has edited 5 textbooks.

Dr. Gerald Klein became a director of the Oxygen Biotherapeutics in March 2008. He has served as Vice President of Global Medical and Clinical Affairs and Chief Medical Officer for Talecris Biotherapeutics, headquartered in Research Triangle Park, North Carolina, since September 2005. His responsibilities there include global clinical development and medical affairs. For two years prior to September 2005, he was the Vice President of Medical Affairs and Clinical Research at Dey LP in Napa, California. Dr. Klein earned his medical degree from the University of Brussels Medical School in Belgium, and holds board certifications issued by the American Board of Pediatrics and the American Board of Allergy and Clinical Immunology. Dr. Klein completed his undergraduate work at the University of Florida and medical degree at the Free University of Brussels. He completed a pediatric residence at New Jersey College of Medicine and fellowship in Allergy and Immunology at the University of California, Irvine. Dr. Klein practiced Allergy in San Diego Country while being on the faculty of the University CA, Irvine. He became a professor of Clinical Medicine and Pediatrics, at that institution. While being on the clinical faculty, Dr. Klein published numerous peer reviewed papers, in allergy and asthma. He was also very active in national medical organizations as served on the Board of Regents of the American College of Allergy, Asthma, and Clinical Immunology. While in practice, Dr. Klein founded San Diego Clinical Research Associates, a site management organization that he sold to Research Across America, as well as founding SDCRA, a contract research organization which was sold to Quintiles. He then joined Quintiles, as a Sr. Vice President, of clinical development. Dr. Klein spent four years there working on domestic as well as international clinical trials. After leaving Quintiles, Dr. Klein became an EVP at Clingenics, a combination of a CRO and pharmacogenomics company. During this time Dr. Klein founded Externa Pharmceutical Company, where he served as CEO. Dr. Klein was recruited to Specialty Laboratory, a large commercial and central laboratory, where he served as VP of Clinical Trials. Dr. Klein, together with some former employees from Specialty Labs, and Bay City Capital, founded Pathway Diagnostic and served as its executive vice president. He than moved to Napa, CA to join Dey LP as VP of Medical and Clinical Affairs in October 2003 and served there until September 2005 as described above.

Board meetings and committees; Code of Ethics

In the fiscal year ended April 30, 2008, the board of directors of Oxygen Biotherapeutics met five times and these meetings were attended by all of the directors. From time to time the directors also acted through written consents of the board.

The Audit Committee (the “Committee”) is the only standing committee of the Board of Directors. Mr. Stern and Dr. Klein are its current members. From November 20, 2007 to March 24, 2008, its members included Mr. Stern and Mr. Larsen. From October 8, 2007 to November 20, 2007, Robert W. Nicora was the Committee’s sole member. From May 1, 2007 to October 8, 2007, Jonathon Spees (a former independent director) was the Committee’s sole member. The Committee is responsible for financial reporting matters, internal controls, and compliance with Oxygen Biotherapeutics’ financial policies, and meets with its independent registered public accounting firm when appropriate. The Committee met four times in fiscal year 2008. The Board has determined that during their periods of service in fiscal year 2008, Mr. Larsen and Mr. Spees were “audit committee financial experts” within the meaning of Item 407(d)(5)(ii) of Regulation S-K, and that Mr. Spees was “independent” under the criteria set forth in Rule 4200(15) of the Nasdaq Marketplace Rules. The Board has also determined that Mr. Stern is an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of Regulation S-K, but that Mr. Stern is not “independent” under the criteria set forth in Rule 4200(15) of the Nasdaq Marketplace Rules.

Our board of directors now has four members. Chris J. Stern is our Chairman, Chief Executive Officer and Chief Financial Officer, Richard M. Kiral is our President and Chief Operating Offcier, and Bruce Spiess and Gerald Klein are directors. Mr. Stern, Dr. Spiess, and Dr. Klein are non-employee directors and compensated by consulting agreements. The Board has determined that none of its directors is “independent” under the criteria set forth in Rule 4200(15) of the Nasdaq Marketplace Rules. The board does not have a separately designated Nominating Committee or Compensation Committee, so the function of evaluating and nominating persons for election as directors and the function of evaluating and determining compensation arrangements for our officers, employees and consultants is performed by the entire Board.

Oxygen Biotherapeutics has adopted a Code of Ethics applicable to its chief executive officer and chief financial officer, a copy of which will be provided to any person, free of charge, upon request. A request for a copy of the Code of Ethics should be in writing and sent to Oxygen Biotherapeutics, Inc., Attn: Corporate Secretary, 3189 Airway Avenue, Building C, Costa Mesa, California 92626.

Changes in procedures for nominating directors

As a result of changing our corporate domicile to Delaware, we are now governed by new Bylaws. The new Bylaws provide, in part, that for business to be properly brought before an stockholder annual meeting by a stockholder of record, including the nomination of a director, the stockholder must have given timely notice thereof in writing to the corporate secretary. To be timely, a stockholder’s notice must be delivered to, or mailed and received at, our principal executive offices (i) not less than 120 days in advance of the date in the current year that corresponds to the date on which notice of the annual meeting was first mailed to stockholders in the prior year (unless a later date is selected by the Board of directors and communicated to the stockholders), or (ii) if no annual meeting was held in the prior year or the corresponding date on which notice of the annual meeting is sent to stockholders of record changes by more than 30 days from the date in the previous year, not less than 30 days in advance of the date that we begin printing our notice of the annual meeting to be disseminated to stockholders. A stockholder’s notice must include information as to each matter the stockholder proposes to bring before the annual meeting, the name and record address of the stockholder proposing such business, the class and numbers of shares that are beneficially owned by the stockholder, and any material interest of the stockholder in such business. If required notice has not been given on a timely basis with respect to the nomination of a person for election as a director at an annual meeting, the chairman of the annual meeting shall, if the facts warrant, declare to the meeting that the nomination was not properly brought before the meeting in accordance with the Bylaws, in which case no vote would be taken on the nomination.

Section 16(a) filings

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors and persons who own more than ten percent of a class of its equity securities registered under Section 12 to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission. Oxygen Biotherapeutics does not have a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, so its officers, directors, and ten percent stockholders are not required to, and do not, file such reports.

ITEM 11—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Oxygen Biotherapeutics did not have a separate compensation committee during the fiscal year ending April 30, 2008. Until November 20, 2007 all compensation decisions were made by the Board of Directors. The Board of Directors believed extending existing employment agreements on pre-existing terms were necessary to retain the continuing services of its executive officers under the circumstances the Company was in. Accordingly, the Board of Directors had not developed any broad based compensation objectives or policies with respect to the amount of compensation, the elements of compensation, or performance measures affecting compensation. After November 20, 2007, and for the remainder of the fiscal year, the Board of Directors made compensation decisions with unanimous approval at Board meetings. The Company has entered in performance based compensation agreements for all its Board members, and key contractors.

At its Board meeting of May 1, 2008 the Company established a compensation committee with Dr. Gerald Klein and Chris Stern as its members. All existing employment agreements will be reviewed in 2009 to include a substantial performance based component.

Summary of Compensation

The following table provides certain summary information concerning compensation earned for services rendered in all capacities to Oxygen Biotherapeutics for the fiscal years ended April 30, 2008, 2007 and 2006, by the Company’s Chief Executive Officer and the other most highly compensated executive officers of Oxygen Biotherapeutics (“Named Executive Officers”) and Directors. This information includes the dollar amount of base salaries, bonus awards, stock options and all other compensation, if any, whether paid or deferred.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(2)	All Other Compensation ($)(3)	Total
Robert Nicora (including severance pay)	2008	15,750	—	—	13,947	347,310	377,007
President until November 19, 2007	2007 2006	173,250 189,000	— —	— —	32,500 —	30,492 35,719	236,242 224,719

Richard Kiral	2008	192,840	—	—	23,756	21,337	237,933
President & COO	2007	152,847	—	—	8,000	16,379	177,226
Product Development	2006	167,742	—	—	—	23,066	190,808

Chris J. Stern	2008	75,000	—	12,460	89,644	12,460	102,104
Chairman & CEO	2007	—	—	—	—	—	—
March 25, 2008 to present	2006	—	—	—	—	—	—

Robert Larsen (4)	2008	50,000	—	—	218,429	2,750	221,179
CEO and President from November 20, 2007	2007	—	—	—	—	—	—
to March 24, 2008	2006	—	—	—	—	—	—

(1)	Mr. Stern received a grant of 14,000 common shares valued at $12,460 on April 1, 2008, and will continue to receive 14,000 shares per month as long as he serves on the Company’s Board.

(2)	The dollar values shown reflect the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in FAS 123(R), which we implemented May 1, 2006. Prior to adoption FAS 123(R), we did not record stock-based compensation expense directly in the financial statements. The assumptions we used in valuing these awards are described in Note G, to our Financial Statements included in this Form 10-K.

(3)	Mr. Nicora received a severance package valued at $239,508, plus medical premiums and retirement contributions paid for by Oxygen Biotherapeutics totaling $14,578. Mr. Kiral received a $6,600 car allowance plus medical premiums and retirement contributions paid for by Oxygen Biotherapeutics totaling $14,737. Mr. Larsen received a $2,750 car allowance and a $17,279 housing allowance paid for by Oxygen Biotherapeutics.

(4)	Mr. Larsen passed away March 24, 2008.

David H. Johnson held the position of Chief Financial Officer until his resignation August 17, 2007, which was immediately following the filing of Oxygen Biotherapeutics’ annual report on Form 10-K for the year ended April 30, 2007. Accordingly, Mr. Johnson did not perform services or functions normally associated with the office of chief financial officer for the financial reporting periods in fiscal year 2008 and Oxygen Biotherapeutics did not accrue or pay to Mr. Johnson any compensation in relation to fiscal year 2008. For his services as Chief Financial Officer in fiscal years 2007 and 2006, his compensation was $40,000 in each year.

Option grants

Oxygen Biotherapeutics adopted a stock option plan in October 1999, which was ratified by a vote of the shareholders during fiscal year ended April 30, 2001. The 1999 plan provides for the granting of incentive and non-qualified options to officers, directors, consultants and key employees to purchase up to 4,000,000 shares of Oxygen Biotherapeutics’s common stock at prices not less than the fair market value of the stock at the date of grant for incentive options. The option expiration dates are determined at the date of grant, but may not exceed ten years. The total number of options issued under the Plan at April 30, 2008 were 3,345,000 with a weighted average exercise price of $0.23.

In addition, Oxygen Biotherapeutics has issued options outside the Plan. At April 30, 2008 the total non-qualified options outstanding were 4,490,000 with a weighted average exercise price of $0.21.

The following table summarizes certain information as of April 30, 2008 concerning the stock options granted to the Named Executive Officers during the fiscal year ended April 30, 2008. No stock appreciation rights, restricted stock awards or long-term performance awards have been granted as of the date hereof and no options have been exercised.

	Grant Date	Number of Securities Underlying Options (1)		Exercise Price of Option Awards ($/Sh)		Grant Date Fair Value of Option Awards ($)(2)
Robert Nicora	8/1/07	150,000		0.13		18,000
President until November 19, 2007	11/15/07	750,000	(3)	0.33	(3)	7,947	(3)

Richard Kiral	11/19/07	100,000	(3)	0.13	(3)	3,121	(3)
President & COO	1/9/08	150,000		0.28		37,665
Product Development	4/1/08	20,000		0.85		16,426

Chris J. Stern	11/20/07	1,000,000		0.245		89,644
Chairman & CEO
March 25, 2008 to present

Robert Larsen	11/19/07	300,000	(3)	0.13	(3)	15,291	(3)
CEO and President from November 20,	11/30/07	30,000		0.18		3,064
2007 to March 24, 2008	12/31/07	30,000		0.31		5,430
	1/31/08	30,000		0.30		5,322
	2/29/08	30,000		0.33		8,820
	3/25/08	300,000		0.30		180,502

(1)	Each option listed in the table vests over a three-year period and is exercisable over a ten-year period, except for the 20,000 options granted to Mr. Kiral on 4/1/08 which vest immediately and are exercisable over a three-year period.

(2)	The dollar values shown reflect the full compensation cost of the awards as described in FAS 123R using the assumptions outlined in Note G to our Consolidated Financial Statements included in this Form 10-K.

(3)	Reflects the extension of the exercise terms of certain options and the incremental fair value of such awards. The exercise price represents the weighted average of the exercise price of the extended awards.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at April 30, 2008 with respect to the Named Executive Officers.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Robert W. Nicora	300,000	—	$0.15	10/13/09	—	—
President until November 19, 2007	150,000	—	$0.12	02/01/10	—	—
	300,000	—	$0.62	05/15/10	—	—
	150,000	—	$0.21	04/20/11	—	—
	150,000	—	$0.17	08/01/12	—	—
	150,000	—	$0.22	08/01/13	—	—
	150,000	—	$0.28	08/17/14	—	—
	100,000	50,000	$0.22	08/04/15	—	—
	50,000	100,000	$0.13	08/10/16	—	—
	—	150,000	$0.13	08/01/17	—	—

Richard Kiral	100,000	—	$0.15	10/13/09	—	—
President & COO	75,000	—	$0.12	02/01/10	—	—
Product Development	250,000	—	$0.21	04/20/11	—	—

	75,000	—	$0.30	02/01/12	—	—
	75,000	—	$0.15	02/01/13	—	—
	75,000	—	$0.15	03/01/14	—	—
	75,000	—	$0.24	02/01/15	—	—
	50,000	25,000	$0.09	03/28/16	—	—
	25,000	50,000	$0.12	03/09/17	—	—
	20,000	—	$0.85	04/01/11	—	—
	—	150,000	$0.28	01/09/18	—	—

Chris J. Stern Chairman & CEO	1,000,000	—	$0.245	11/19/10	14,000	$12,460

Robert Larsen	215,000	—	$0.12	02/01/10	—	—
CEO and President	10,000	—	$0.80	05/01/10	—	—
from November 20, 2007	300,000	—	$0.30	03/25/11	—	—
to March 24, 2008	30,000	—	$0.33	02/29/11	—	—
	10,000	—	$0.255	05/01/11	—	—
	10,000	—	$0.155	01/04/12	—	—
	30,000	—	$0.18	11/30/17	—	—
	30,000	—	$0.31	12/31/17	—	—
	30,000	—	$0.28	01/31/18	—	—
	300,000	—	$0.13	11/10/19	—	—

David H. Johnson held the position of Chief Financial Officer until his resignation August 17, 2007. On October 13, 1999 he was granted an option to purchase 100,000 shares at an exercise price of $0.15 per share that expires October 13, 2009, and on December 16, 2002, he was granted an option to purchase 100,000 shares at an exercise price of $0.17 per share that expires December 16, 2012.

Employment Contracts

Effective March 25, 2008, Dr. Chris J. Stern, the Company’s Chairman of the Board, has been appointed to the office of Chief Executive Officer and will retain his position as Chairman. At the time Mr. Stern was elected to the Board in November 2007 and appointed Chairman, the Company agreed to pay to Mr. Stern’s consulting firm a monthly fee of $15,000 for consulting services Mr. Stern provides to the Company. Furthermore, the Company agreed (i) to issue to Mr. Stern, as of the date of his election to the Board, options to purchase 1,000,000 common shares at an exercise price of $0.245 per share that expire three years from the date of grant, and (ii) if, in the two years following the date of the agreement, the Company enters into a license agreement or is sold, to issue to Mr. Stern at the closing of the transaction options to purchase an additional 4,000,000 common shares at an exercise price of $0.245 per share that expire three years from the date of grant. As a result of Mr. Stern’s appointment as Chief Executive Officer, the Board has agreed to pay Mr. Stern’s consulting company an additional $5,000 per month by way of consulting fees and also to pay the consulting company $2,500 per month for additional secretarial and administration expenses. Furthermore, the Board has also agreed (i) to issue to Mr. Stern an aggregate of 14,000 shares of the Company’s common stock on the 1st of every month, commencing with April 1, 2008, for so long as Mr. Stern serves on the Board, and (ii) to issue and pay to Mr. Stern, upon his termination as a board member by the Company for whatever reason, with or without cause, an aggregate of 100,000 shares of the Company’s common stock and the sum of $200,000, payable upon such termination.

Richard Kiral served as Vice President of Product Development through much of fiscal year 2008 for which he was compensated at the rate of $167,000 per year and was paid additional compensation in the form of an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $200,000 life insurance paid for by the corporation and payable to a beneficiary named by the insured, and the grant of an option for 75,000 shares annually. Effective March 25, 2008, the Board appointed Dr. Kiral to serve as President and Chief Operating Officer of the Company. Pursuant to an agreement executed on March 26, 2008, Dr. Kiral’s employment agreement with the Company was amended to provide for an increase in annual salary to $239,000, payment of a sum equal to annual base salary and performance bonus upon termination without Cause (as defined in the agreement), issuance on the first day of each month commencing April 1, 2008, of options to purchase 20,000 common shares with an exercise price based on market value, for so long as Dr. Kiral serves on the Board, and payment of 100,000 common shares and the sum of $200,000 upon Dr. Kiral’s termination by the Company as a board member, with or without cause.

On November 19, 2008, Robert Nicora, the former President and Chief Executive Officer resigned his positions. We entered into a severance agreement that provides for a one year severance payroll and benefits package consisting of $198,450 in gross salary, a medical plan benefit of $21,244, a car benefit of $3,850, a life insurance benefit of $4,765, and a retirement benefit of $5,198. We also paid Mr. Robert Nicora unpaid salaries of $99,225 and repaid a $39,500 loan plus $6,001 for income taxes. The payment schedule was $125,000 December 31, 2007, and three equal payments of $84,411 on February 15, 2008, May 15, 2008, and August 15, 2008.

The Company also extended the term of any employee stock options that expire within three years of the effective date of the resignation. A total of $289,994 was paid on this obligation during the period from November 20, 2007 to April 30, 2008.

Robert J. Larsen became interim President and Chief Executive Officer on November 20, 2007, and died unexpectedly on March 24, 2008. At the time he became an officer we agreed to pay to Mr. Larsen for his services at the rate of $120,000 per year and a car allowance of $550 per month, and issue to him for each month of service options to purchase 30,000 shares of our common stock exercisable for a term of three years following issuance with an exercise price equal to the market price on the date of each monthly issuance. In addition, we agreed to pay for Mr. Larsen’s housing cost in California during his service as an officer. Further, an option that Mr. Larsen held to purchase 300,000 shares of our common stock at an exercise price of $0.13 per that was scheduled to expire in February 2008 was extended to November 19, 2010. On March 25, 2008, the Board of Directors approved the issuance of options to the Estate of Robert J. Larsen to purchase 300,000 shares of common stock at an exercise price of $0.30 per share.

Director Compensation

The following table summarizes the compensation paid to directors who are not executive officers for the year ended April 30, 2008.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Jonathan J. Spees—Former Director	$8,000	$—	$8,000

Bruce Spiess—Director	$9,000	$220,164	$229,164

Gerald Klein—Director	$9,000	$220,164	$229,164

(1)	The dollar values shown reflect the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in FAS 123(R), which we implemented May 1, 2006. Prior to adoption FAS 123(R), we did not record stock-based compensation expense directly in the financial statements. The assumptions we used in valuing these awards are described in Note G to our Consolidated Financial Statements included in this Form 10-K.

Until November 19, 2007 each outside board member received compensation of $12,000 per year and options to purchase 10,000 shares of common stock exercisable over a term of ten years at an exercise price based on the closing market price of the Company’s common stock on the date of issuance. The Company also reimburses Directors for customary expenses related to attending board, committee and stockholder meetings.

Oxygen Biotherapeutics has agreed to pay to each of Drs. Klein and Spiess a consulting fee of $200/hour, resulting in a monthly fee of approximately $9,000. Furthermore, the Company agreed to issue to each of Dr. Spiess and Dr. Klein, as of the date of their respective elections, options to purchase 300,000 common shares at an exercise price of $0.30 per share that expire three years from the date of grant. If in the next two years the Company enters into a license agreement for its technology or is sold, it will also issue to each of Dr. Klein and Dr. Spiess at the closing of the transaction options to purchase an additional 300,000 common shares at an exercise price of $0.30 per share that expire three years from the date of grant.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 30, 2008, the number and percentage of the outstanding shares of common stock and warrants and options that, according to the information supplied to Oxygen Biotherapeutics, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of Oxygen Biotherapeutics, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Common Shares	Percent of Class (1)
Principal stockholders
Aventis Invest (2) Zurich, Switzerland	19,397,556	11.7%

Till Gontersweiler (3) Zurich, Switzerland	22,318,939	13.3%

Officers and directors
Chris J. Stern (4) 9431 Oglebay Court Raleigh, N.C. 27617	1,014,000	0.7%

Gerald L. Klein (4) 3044 Wyntre Ridge Way Raleigh, NC 27606	300,000	0.2%

Bruce Spiess (4) 620 Dover Bluff Court Manakin-Sabat, VA 23103	300,000	0.2%

Richard Kiral (4) 25505 Nottingham Ct. Laguna Hills, CA 92653	1,045,000	0.7%

All officers and directors as a group (4 persons)	2,659,000	1.8%

(1)	These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his options, and percentage ownership of all officers and directors as a group assuming all purchase rights held by such individuals are exercised.
(2)	The figure for Aventis Invest includes warrants to purchase 3,000,000 common shares at a price of $0.247 per share that expire February 2010, warrants to purchase 1,648,352 common shares at a price of $0.245 per share that expire March 2011, warrants to purchase 3,296,704 common shares at a price of $0.245 per share that expire May, 2011, warrants to purchase 2,250,714 shares at a price of $0.245 per share that expire August 2011, warrants to purchase 3,750,000 shares at a price of $0.245 per share that expire January 2012, and warrants to purchase 5,202,500 shares at a price of $0.245 per share that expire April 2012. Roland Schaub is the manager of Aventis Invest who exercises investment and voting control over the securities held by Aventis Invest.
(3)	The figure for Till Gontersweiler includes warrants to purchase 2,700,000 common shares at a price of $0.245 per share which expire March 2011, warrants to purchase 600,000 shares at a price of $0.245 per share that expire June 2011, warrants to purchase 7,932,876 shares at a price of $0.245 per share that expire August 2011, warrants to purchase 3,750,000 shares at a price of $0.245 per share that expire January 2012, warrants to purchase 5,202,500 shares at a price of $0.245 per share that expire April 2012, and warrants to purchase 1,566,439 shares at a price of $0.245 per share that expire January 2013.
(4)	These figures include vested options: for Mr. Stern options to purchase 1,000,000 shares of common stock; for Mr. Klein options to purchase 300,000 shares of common stock; for Mr. Kiral options to purchase 1,045,000 shares of common stock, and, for Mr. Spiess options to purchase 300,000 shares of common stock.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Aventis

Aventis Invest, a beneficial holder of five percent of Oxygen Biotherapeutics common stock, purchased bridge notes from us in 2006 and 2007 with face amounts totaling $164,835 and $58,500, respectively. In connection with the 2006 bridge notes, we issued Aventis Invest warrants to purchase 1,648,352 common shares at $0.245 per share that expire March 22, 2011. In connection with the 2007 bridge notes, we issued Aventis Invest warrants to purchase 3,296,704 common shares at $0.245 per share that expire May 23, 2011, and warrants to purchase 585,000 common shares at $0.245 per share that expire April 27, 2012. Aventis Invest also provided advisory services Oxygen Biotherapeutics during the fiscal year ended April 30, 2008, in connection with the placement of bridge notes and warrants in 2007 and convertible notes and warrants in 2008. Aventis Invest is located in Zurich, Switzerland and is managed by Roland Schaub. In consideration for the advisory services provided, we paid to Aventis Invest $250,579 in cash and issued to Aventis Invest:

•	Warrants to purchase 249,286 common shares at $0.245 per share that expired April 30, 2008
•	Warrants to purchase 2,250,714 common shares at $0.245 per share that expire August 30, 2011
•	Warrants to purchase 3,750,000 common shares at $0.245 per share that expire January 31, 2012
•	Warrants to purchase 75,000 common shares at $0.245 per share that expire April 5, 2012
•	Warrants to purchase 4,835,000 common shares at $0.245 per share that expire April 30, 2012
•	Warrants to purchase 3,000,000 common shares at $0.247 per share that expire February 1, 2010

In March 2008, Aventis Invest became the beneficial owner of 249,286 additional common shares pursuant to a cash exercise of 249,286 common stock purchase warrants at $0.245 per share, totaling $61,075.

Gontersweiler

Till Gontersweiler, a beneficial holder of five percent of Oxygen Biotherapeutics common stock, purchased bridge notes in 2006 and April 2007. In January 2008, Mr. Gontersweiler agreed to exchange the bridge notes and all accrued interest in the amount of $348,220 for our convertible notes in the aggregate principal amount of $773,822, which represents an original issue discount of 55 percent, and warrants to purchase 1,566,439 common shares at an exercise price of $0.245 per share that expire January 31, 2013. In April 2008, Till Gontersweiler became the beneficial owner of 567,124 additional common shares pursuant to a cash exercise of 567,124 common stock purchase warrants at $0.245 per share, totaling $138,945.

Nicora

Robert Nicora, an officer and director, purchased a bridge note from us in July 2007 in the principal amount of $5,300 and warrants to purchase 53,000 common shares at an exercise price of $0.245 per share that expire July 26, 2012. Mr. Nicora’s service as an officer and director ended in November 2007. In January 2008, Mr. Nicora agreed to exchange the bridge note and all accrued interest in the amount of $5,565 for our convertible notes in the aggregate principal amount of $12,367, which represents an original issue discount of 55 percent, and warrants to purchase 25,034 common shares at an exercise price of $0.245 per share that expire January 31, 2013.

Director Independence

Our board of directors has four members. Chris J. Stern is our Chairman, Chief Executive Officer and Chief Financial Officer, Richard M. Kiral is our President and Chief Operating Officer, and Bruce Spiess and Gerald Klein are directors. Mr. Stern, Dr. Spiess, and Dr. Klein are non-employee directors and compensated by consulting agreements. The Board has determined that none of its directors is “independent” under the criteria set forth in Rule 4200(15) of the Nasdaq Marketplace Rules.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND EXPENSES

The aggregate fees billed for professional services by Haskell & White LLP in 2007 and 2006 were as follows:

	2008	2007
Audit Fees	$93,640	$61,720
Tax Fees(1)	$9,913	$8,775

Total	$103,553	$70,495

(1)	Tax return and related service

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

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

(a)	Report of Independent Registered Public Accounting Firm.

(b)	Balance Sheets as of April 30, 2008 and 2007.

(c)	Statements of Operations for each of the two years in the period ended April 30, 2008 and for the period May 26, 1967 (Date of Inception) to April 30, 2008.

(d)	Statements of Stockholders’ Equity (Deficit) for each of the two years in the period ended April 30, 2008 and for the period May 26, 1967 (Date of Inception) to April 30, 2008.

(e)	Statements of Cash Flows for each of the two years in the period ended April 30, 2008 and for the period May 26, 1967 (Date of Inception) to April 30, 2008.

(f)	Notes to the Financial Statements.

INDEX TO EXHIBITS

Exhibit No.	Exhibits Required by Item 601 of Regulation S-K

2.1	Agreement and Plan of Merger dated April 28, 2008 (1)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

10.1	Agreement with Leland C. Clark, Jr., Ph.D. dated November 20, 1992 with amendments, Assignment of Intellectual Property/ Employment (2)

10.2	Agreement between the Registrant and Keith R. Watson, Ph.D. Assignment of Invention (2)

10.3	Children’s Hospital Research Foundation License Agreement dated February 28, 2001 (2)

10.4	Form of Option issued to Executive Officers and Directors (2)

10.5	Form of Option issued to Employees (2)

10.6	Form of Unsecured Promissory Note Issued 2006-2007 (3)

10.7	Form of Warrant issued to Unsecured Note Holders 2006-2007 (3)

10.8	Form of Convertible Note – 2008 (4)

10.9	Form of Warrant issued to Convertible Note Holders (4)

10.10	Form of Purchase Agreement – US Purchase (without exhibits, which are included as exhibits 10.8 and 10.9, above) (4)

10.11	Form of Purchase Agreement – Non-US Purchase (without exhibits, which are included as exhibits 10.8 and 10.9, above) (4)

10.12	Form of Purchase Agreement – US Note Exchange (without exhibits, which are included as exhibits 10.8 and 10.9, above) (4)

10.13	Form of Purchase Agreement – Non-US Note Exchange (without exhibits, which are included as exhibits 10.8 and 10.9, above) (4)

10.14	Form of Warrant issued to Financing Consultants (5)

10.15	1999 Amended Stock Plan (amended 2008)

10.16	Engagement Letter with Chris J. Stern dated November 19, 2007, as amended March 26, 2008

10.17	Business Consultant Agreement with Institute for Efficient Management, Inc., as amended March 26, 2008

10.18	Employment Agreement with Richard Kiral, as amended March 26, 2008

10.19	Engagement and Consulting Agreement with Bruce Spiess

10.20	Engagement and Consulting Agreement with Gerald L. Klein

31.1	Certification of Chief Executive Officer and Chief financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Proxy Statement dated April 29, 2008 (6)

(1)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 30, 2008, and are incorporated herein by this reference.

(2)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 13, 2004, and are incorporated herein by this reference.

(3)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on September 6, 2006, and are incorporated herein by this reference. During the period from March 2006 and through December 2007, we issued unsecured notes and common stock purchase warrants for cash to the following persons on the terms indicated:

Name	Date	Note Principal ($)	Interest Rate (%)	No. of Warrants	Warrant Price ($)	Warrant Expiration
Aventis Invest	03/22/06	54,945	9	1,648,352	0.245	03/22/11
Till Gontersweiler	03/22/06	90,000	9	2,700,000	0.245	03/22/11
Hanspeter Jaberg	04/19/06	35,000	9	1,050,000	0.245	04/19/11
Aventis Invest	05/23/06	109,890	9	3,296,704	0.245	05/23/11
Till Gontersweiler	06/14/06	20,000	9	600,000	0.245	06/14/11
Till Gontersweiler	08/30/06	200,000	9	6,000,000	0.245	08/30/11

Peter Tschirky	12/22/06	100,000	6	1,000,000	0.245	12/22/11
Arnold Pfister	12/30/06	50,000	6	500,000	0.245	12/30/11
Oskar Kaelin	01/12/07	50,000	6	500,000	0.245	01/12/12
Andre Meuter	01/29/07	50,000	6	500,000	0.245	01/29/12
Andreas Geiger	02/14/07	50,000	6	500,000	0.245	02/14/12
Andre Meuter	02/16/07	50,000	6	500,000	0.245	02/16/12
Peter Tschirky	02/16/07	130,000	6	1,300,000	0.245	02/16/12
Aventis Invest	04/05/07	15,000	6	150,000	0.245	04/05/12
Charles Hegglin	04/12/07	55,000	6	550,000	0.245	04/12/12
Aventis Invest	04/27/07	58,500	6	585,000	0.245	04/27/07

John Johnstone	07/24/07	31,800	12	318,000	0.245	07/24/12
Ivan Bergamin	07/25/07	15,900	12	159,000	0.245	07/25/12
Mark Nelson	07/25/07	10,600	12	106,000	0.245	07/25/12
Steve Abbadessa	07/26/07	31,800	12	318,000	0.245	07/26/12
Charles Yacoobian	07/26/07	21,200	12	212,000	0.245	07/26/12
Ron Saltman	07/26/07	10,600	12	106,000	0.245	07/26/12
Robert Nicora	07/26/07	5,300	12	53,000	0.245	07/26/12
Bruce Anthony	07/27/07	5,300	12	53,000	0.245	07/27/12
Dave Rock	08/09/07	11,276	12	112,763	0.245	08/09/12
Lane Martin	08/14/07	10,600	12	106,000	0.245	08/14/12
Christian Walliker	10/11/07	127,200	12	1,272,000	0.245	10/11/12

Dirk Albrecht	11/20/07	100,000	10	250,000	0.245	01/31/13
Oskar Kaelin	11/20/07	50,000	10	125,000	0.245	01/31/13
Roger Kutner	11/20/07	100,000	10	250,000	0.245	01/31/13
FIONA International SA	12/13/07	750,000	10	1,875,000	0.245	01/31/13

(4)	These documents were filed as exhibits to the quarterly report on Form 10-QSB for the period ended January 31, 2008, filed by Oxygen Biotherapeutics with the SEC on March 21, 2008, and is incorporated herein by this reference. During the period from January 31, 2008 through March 15, 2008, we issued convertible notes and common stock purchase warrants in exchange for unsecured notes issued in 2006 and 2007, and for cash. All of the convertible notes were issued with an original issue discount of 55%. The convertible notes and warrants were issued to the following persons on the terms indicated:

Name	Date	Note Principal ($)	No. of Warrants	Warrant Price ($)	Warrant Expiration
FIONA International SA	01/31/08	2,117,900	3,373,821	0.245	01/31/13
Abbadessa, Steven	01/31/08	270,756	548,089	0.245	01/31/13
Albrecht, Dirk	01/31/08	222,222	449,842	0.245	01/31/13
Anthony, Bruce	01/31/08	12,367	25,034	0.245	01/31/13
Bergamin, Ivan	01/31/08	37,100	75,101	0.245	01/31/13
Geiger, Andreas	01/31/08	116,667	236,168	0.245	01/31/13
Gontersweiler, Till	01/31/08	773,821	1,566,439	0.245	01/31/13
Hegglin, Charles	01/31/08	127,111	257,310	0.245	01/31/13
Jaberg, Hanspeter	01/31/08	77,778	157,445	0.245	01/31/13
Johnstone, John	01/31/08	339,756	687,765	0.245	01/31/13
Kaelin, Oskar	01/31/08	228,333	462,213	0.245	01/31/13
Kulick, Shell	01/31/08	52,444	106,162	0.245	01/31/13
Kutner, Roger	01/31/08	222,222	449,842	0.245	01/31/13
Martin, Lane	01/31/08	24,498	49,591	0.245	01/31/13
Meuter, Andre	01/31/08	233,889	473,460	0.245	01/31/13
Nelson, Mark	01/31/08	24,733	50,067	0.245	01/31/13
Nicora, Robert	01/31/08	12,367	25,034	0.245	01/31/13
Patkin, Todd	01/31/08	265,556	537,563	0.245	01/31/13
Pfister, Arnold	01/31/08	117,778	238,417	0.245	01/31/13
Rock, David	01/31/08	26,060	52,753	0.245	01/31/13
Saltman, Ron	01/31/08	24,733	50,067	0.245	01/31/13
Tschirky, Peter	01/31/08	538,889	1,090,868	0.245	01/31/13
Walliker, Christian	01/31/08	288,320	583,644	0.245	01/31/13
Yacoobian, Charles	01/31/08	49,467	100,136	0.245	01/31/13
Alternative Capital AG	02/29/08	3,165,552	—	—	—
FIONA International SA	02/29/08	2,777,775	—	—	—
Horizon Finance Group, Ltd.	02/29/08	4,444,440	—	—	—
Guggenheim Partner	02/29/08	—	600,000	0.247	02/28/13
Solari Bozzi, Anne-Marie	02/29/08	—	220,087	0.247	02/28/13
Schuetz, Heinz	02/29/08	—	45,088	0.247	02/28/13
Kaelin, Oskar	02/29/08	—	330,000	0.247	02/28/13
Jaberg, Hanspeter	02/29/08	—	1,250,000	0.247	02/28/13

Holdener, Edgar	02/29/08	—	166,666	0.247	02/28/13
Erwin Schaeli	02/29/08	—	200,000	0.247	02/28/13
Money Worth	02/29/08	—	333,333	0.247	02/28/13
Reiff, Dieter	02/29/08	—	195,000	0.247	02/28/13
Reiff, Nadine	02/29/08	—	300,000	0.247	02/28/13
Kleb, Peter	02/29/08	—	100,000	0.247	02/28/13
Meuter, Andre	02/29/08	—	781,730	0.247	02/28/13
OPM Invest Ltd.	02/29/08	—	1,403,374	0.247	02/28/13
Dario, Victor	02/29/08	—	1,500,000	0.247	02/28/13
Kiilerich, Kristian	02/29/08	—	1,221,973	0.247	02/28/13
Albrecht, Dirk	02/29/08	—	250,000	0.247	02/28/13
Ott, Marc	02/29/08	—	250,000	0.247	02/28/13
Walliker, Christian	02/29/08	—	6,453,744	0.247	02/28/13
Landolt, Aurelio	02/29/08	—	5,256,874	0.247	02/28/13
Schein, Martin	02/29/08	—	170,000	0.247	02/28/13
Margreff, Harold	02/29/08	222,222	449,843	0.247	02/28/13
SINITUS Nominees Ltd.	02/29/08	666,666	1,349,526	0.247	02/28/13
Apteker, James	02/29/08	222,222	449,842	0.247	02/28/13
Craparotta, Sal and Anette	02/29/08	222,222	449,842	0.247	02/28/13
Fox, Lowell	02/29/08	222,222	449,842	0.247	02/28/13
JWR Realty LLC	02/29/08	250,000	506,072	0.247	02/28/13
Nelson, Mark	02/29/08	22,222	44,984	0.247	02/28/13
Patkin, Todd	02/29/08	444,444	899,685	0.247	02/28/13
Rendon, Richard	02/29/08	228,888	463,337	0.247	02/28/13
Walsh, Kevin	02/29/08	111,111	224,921	0.247	02/28/13
Wots-Red	02/29/08	500,000	1,012,146	0.247	02/28/13
Fisher, Ryan	03/15/08	55,556	112,461	0.247	03/15/13
Mahan, Joan	03/15/08	22,222	44,984	0.247	03/15/13
Mahan, Robert	03/15/08	55,556	112,461	0.247	03/15/13
OPM Invest Ltd.	03/15/08	444,444	899,684	0.247	03/15/13
Cerri, Maria Anna	03/17/08	80,000	—	—	—
Reiff, Dieter	03/17/08	70,000	—	—	—

(5)	In connection with the financing obtained through unsecured notes in 2006 and 2007 and the convertible notes issued in 2008, we issued to persons providing finance consulting services warrants to purchase common stock. We issued warrants to the following persons on the terms indicated:

Name	Date	No. of Warrants	Warrant Price ($)	Warrant Expiration
Aventis Invest	04/30/06	249,286	0.245	04/30/08
Aventis Invest	08/30/06	2,250,714	0.245	08/30/11
Aventis Invest	01/31/07	7,500,000	0.245	01/31/12
Aventis Invest	04/05/07	75,000	0.245	04/05/12
Aventis Invest	04/30/07	9,670,000	0.245	04/30/12
Aventis Invest	02/01/08	3,000,000	0.247	02/01/10
Suzanne Lanoldt-Parker	01/31/08	1,431,000	0.245	01/31/13
Horizon Financial Capital Group, Ltd.	01/31/08	2,500,000	0.245	01/31/13
Ivan Bergamin	2/1/2008	2,500,000	0.275	02/1/10
Maylands Investment Corp.	2/1/2008	2,500,000	0.275	02/1/10
PS Capital	2/1/2008	2,500,000	0.275	02/1/10
Horizon Financial Capital Group, Ltd.	2/1/2008	3,000,000	0.247	02/1/10
Horizon Financial Capital Group, Ltd.	3/26/2008	6,264,814	0.247	03/26/13
OPM Invest Ltd	3/26/2008	2,088,272	0.247	03/26/13

(6)	The Proxy Statement is furnished, not filed, as supplemental information pursuant to the requirements of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

OXYGEN BIOTHERAPEUTICS INTERNATIONAL, INC.
August 11, 2008
/s/ Chris J. Stern
Chris J. Stern, Chief Executive Officer
(Principal Executive Officer)

August 11, 2008	/s/ Chris J. Stern
Chris J. Stern, Chief Financial Officer (interim)
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Chris J. Stern	Date: August 11, 2008
Chris J. Stern, Director

/s/ Richard M. Kiral	Date: August 11, 2008
Richard M. Kiral, Director

/s/ Gerald L. Klein	Date: August 11, 2008
Gerald L. Klein, Director

/s/ Bruce Spiess	Date: August 12, 2008
Bruce Spiess, Director

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act

By Registrants Which Have Not registered Securities Pursuant to Section 12 of the Act

The Proxy Statement dated April 29, 2008, is furnished as Exhibit 99.1 to this report.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Oxygen Biotherapeutics, Inc.

We have audited the accompanying balance sheets of Oxygen Biotherapeutics, Inc., formerly Synthetic Blood International, Inc. (a development-stage enterprise) (the “Company”) as of April 30, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for each of the years ended April 30, 2008 and 2007, and for the period from inception, May 26, 1967, through April 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s statements of operations, stockholders’ equity and cash flows for the period from inception, May 26, 1967, through April 30, 2003, were audited by other auditors whose report, dated June 30, 2003, included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the period from inception, May 26, 1967, through April 30, 2003, reflect cumulative net losses of $18,700,730. The other auditors’ report has been previously furnished to us, and our opinion expressed herein, insofar as it relates to the amounts for such prior periods, is based solely on the report of other auditors.

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

In our opinion, based on our audits, and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Oxygen Biotherapeutics, Inc., formerly Synthetic Blood International, Inc. as of April 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years ended April 30, 2008 and 2007, and for the period from inception, May 26, 1967, through April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise presently generating no revenues, has a significant deficit accumulated during the development stage, and requires substantial additional funds to complete clinical trials and pursue regulatory approvals. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying April 30, 2008 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HASKELL & WHITE LLP

Irvine, California

August 12, 2008

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	April 30, 2008	April 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,880,633	$16,234
Debt issuance costs, net of accumulated amortization of $0 and $921,678, respectively	—	1,403,806
Prepaid expenses	72,084	63,308

Total current assets	4,952,717	1,483,348
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $599,448 and $531,003	177,605	194,216
DEBT ISSUANCE COSTS, net of accumulated amortization of $213,234 and $0, respectively	5,297,289	—
PATENTS, net	129,102	144,958

	$10,556,713	$1,822,522

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$63,907	$391,627
Related party payables	103,000	84,000
Accrued liabilities	54,453	99,866
Notes payable, net of unamortized discount of $0 and $370,423, respectively	43,631	1,145,025
Convertible debentures, net of unamortized discount of $0 and $4,884, respectively	—	125,116

Total current liabilities	264,991	1,845,634

LONG TERM PORTION of convertible debentures, net of unamortized discount of $19,716,686 and $0, respectively	539,786	—

Total liabilities	804,777	1,845,634

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, undesignated, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.01 per share; authorized 200,000,000 shares; issued and outstanding 146,405,576 and 139,854,859, respectively	1,464,056	1,398,549
Additional paid-in capital	46,029,242	29,598,533
Deficit accumulated during the development stage	(37,741,362)	(31,020,194)

Total stockholders’ equity (deficit)	9,751,936	(23,112)

	$10,556,713	$1,822,522

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from May 26, 1967 (inception) to April 30, 2008

		Year ended April 30,
		2008	2007
OPERATING EXPENSES AND LOSSES
Research and development expense	$12,357,445	$939,998	$752,614
General and administrative expense	18,897,516	1,992,687	1,019,795
Loss on impairment of long-lived assets	32,113	32,113	—

Total operating expenses and losses	31,287,074	2,964,798	1,772,409
INTEREST EXPENSE	7,128,907	3,611,902	1,678,488
LOSS ON EXTINGUISHMENT OF DEBT	250,097	250,097	—
OTHER INCOME	(924,716)	(105,629)	(120,027)

NET LOSS	$(37,741,362)	$(6,721,168)	$(3,330,870)

NET LOSS PER SHARE, basic		$(0.05)	$(0.02)

NET LOSS PER SHARE, diluted		$(0.08)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, basic		141,482,244	138,232,970

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, diluted		250,012,892	138,232,970

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the two years ended April 30, 2008 and for the period

May 26, 1967 (date of inception) to April 30, 2008

	Common stock		Additional paid-in capital	Deferred compensation	Deficit accumulated during the development stage	Total stockholders’ equity (deficit)
	Number of Shares	Amount
BALANCES, May 26, 1967	$—	$—	$—	$–	$—	$—

Common stock sold, net of offering costs	105,603,252	1,056,032	16,683,920	—	—	17,739,952
Common stock issued for convertible debt	14,579,953	145,799	2,756,509	—	—	2,902,308
Issuance of common stock to employees and compensatory options	218,800	2,188	1,706,095	—	—	1,708,283
Compensation on options and warrants issued	—	—	647,750	(237,834)	—	409,916
Amortization of deferred compensation	—	—	—	128,085	—	128,085
Issuance of common stock for services rendered	1,268,994	12,690	284,795	—	—	297,485
Issuance of common stock to officers to retire shareholder loans	1,044,450	10,444	177,556	—	—	188,000
Common stock issued in conjunction with funding agreements and services rendered	5,376,365	53,764	883,160	—	—	936,924
Issuance of warrants and options	—	—	265,950	—	—	265,950
Exercise of warrants and options	5,497,305	54,974	629,427	—	—	684,401
Contributions of capital for cash and services rendered	—	—	65,700	—	—	65,700
Contributions of capital for by shareholders	—	—	581,818	—	—	581,818
Beneficial conversion on convertible debt	—	—	770,000	—	—	770,000
Warrants issued with debt instruments	—	—	702,800	—	—	702,800
Issuance of common stock for promissory notes	3,000,000	30,000	370,000	—	—	400,000
Amortization of deferred compensation	—	—	—	93,918		93,918
Net loss	—	—	—	—	(27,689,324)	(27,689,324)

BALANCES, April 30, 2006	136,589,119	$1,365,891	$26,525,480	$(15,831)	$(27,689,324)	$186,216

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED

For the two years ended April 30, 2008 and for the period

May 26, 1967 (date of inception) to April 30, 2008

	Common stock		Additional paid-in capital	Deferred compensation	Deficit accumulated during the development stage	Total stockholders’ equity (deficit)
	Number of Shares	Amount
BALANCES, April 30, 2006	136,589,119	$1,365,891	$26,525,480	$(15,831)	$(27,689,324)	$186,216
Warrants issued for services rendered	—	—	2,019,125			2,019,125
Common stock issued for convertible debt	3,265,740	32,658	302,555	—	—	335,213
Warrants issued for settlement of debt	—	—	72,000	—	—	72,000
Value of employee stock options	—	—	53,000	—	—	53,000
Warrants issued with debt instruments	—	—	626,373	—	—	626,373
Amortization of deferred compensation	—	—	—	15,831	—	15,831
Net loss	—	—	—	—	(3,330,870)	(3,330,870)

BALANCES, April 30, 2007	139,854,859	$1,398,549	$29,598,533	$—	$(31,020,194)	$(23,112)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED

For the two years ended April 30, 2008 and for the period

May 26, 1967 (date of inception) to April 30, 2008

	Common stock		Additional paid-in capital	Deferred compensation	Deficit accumulated during the development stage	Total stockholders’ equity (deficit)
	Number of Shares	Amount
BALANCES, April 30, 2007	139,854,859	$1,398,549	$29,598,533	$—	$(31,020,194)	$(23,112)
Warrants issued for services rendered	—	—	4,781,983	—	—	4,781,983
Common stock issued for services rendered	2,088,272	20,883	747,455	—	—	768,338
Common stock issued as compensation	14,000	140	12,320	—	—	12,460
Common stock issued for convertible debt	1,333,887	13,339	116,661	—	—	130,000
Compensation on options and warrants issued	—	—	769,331	—	—	769,331
Warrants issued with debt instruments	—	—	7,290,352	—	—	7,290,352
Beneficial conversion on convertible debt	—	—	2,522,648	—	—	2,522,648
Exercise of warrants and options	3,114,558	31,145	189,959	—	—	221,104
Net loss	—	—	—	—	(6,721,168)	(6,721,168)

BALANCES, April 30, 2008	146,405,576	$1,464,056	$46,029,242	$—	$(37,741,362)	$9,751,936

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from May 26, 1967 (inception) to	Year ended April 30,
	April 30, 2008	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,741,362)	$(6,721,168)	$(3,330,870)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,421,999	102,455	136,291
Amortization of deferred compensation	336,750	—	15,831
Interest on debt instruments	6,738,816	3,521,767	1,561,175
Loss (gain) on debt settlement and extinguishment	163,097	250,097	(48,000)
Loss on impairment of long-lived assets	32,113	32,113	—
Loss on disposal and write down of property and equipment and other assets	219,305	—	—
Issuance and vesting of compensatory stock options and warrants	3,060,794	769,331	53,000
Issuance of common stock below market value	695,248	—	—
Issuance of common stock as compensation	12,460	12,460	—
Issuance of common stock for services rendered	1,265,279	—
Issuance of note payable for services rendered	120,000	—	120,000
Contributions of capital through services rendered by stockholders	216,851	—	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	47,560	110,868	12,905
Accounts payable and accrued liabilities	436,954	(354,132)	342,010

Net cash used in operating activities	(22,974,136)	(2,276,209)	(1,137,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,167,849)	(83,947)	—
Capitalization of patent costs	(717,593)	(18,154)	(19,283)

Net cash used in investing activities	$(1,885,442)	$(102,101)	$(19,283)

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Period from May 26, 1967 (inception) to	Year ended April 30,
	April 30, 2008	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses	$18,836,623	$221,104	—
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from former officer loans	39,500	39,500	—
Repayments of former officer loans	(39,500)	(39,500)	—
Proceeds from issuance of notes payable, net of issuance costs	2,104,420	231,833	1,243,772
Proceeds from convertible debentures, net of issuance costs	8,807,285	6,865,785	—
Payments on notes - short-term	(572,983)	(76,013)	(70,979)
Payments on notes - long term	(291,309)	—	—

Net cash provided by financing activities	29,740,211	7,242,709	1,172,793

Net change in cash and cash equivalents	4,880,633	4,864,399	15,852
Cash and cash equivalents, beginning of period	—	16,234	382

Cash and cash equivalents, end of period	$4,880,633	$4,880,633	$16,234

Cash paid for:
Interest	$241,855	$90,135	$8,591

Income taxes	$20,739	$766	$1,148

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Non-cash financing activities during the year ended April 30, 2008:

(1)	In connection with the issuance of $282,055 of 2-year notes payable, the Company recorded discounts on notes payable related to the original issue discount of $16,417, and additional discounts of $67,969 related to the relative fair value of 2,815,763 warrants issued in the transaction. The Company recorded debt issue costs of $170,686, of which $120,223 was non-cash through the issuance of 1,431,000 warrants for capital raising services.

(2)	The Company made principal payments on its convertible debentures with a gross carrying value of $156,060 through the issuance of 1,333,887 shares of common stock. These debentures included discounts totaling $26,060, and thus had a net carrying value of $130,000.

(3)	The Company issued 2,193,148 shares of common stock in cashless exercises of 300,000 options and 8,455,333 warrants.

(4)	In connection with the issuance of a $1,000,000 short term bridge loan, the Company issued 5-year warrants to purchase 2,500,000 shares of common stock at $0.245 per share to investors. An additional discount of $288,750 was recorded for the relative fair value of the warrants. The Company also recorded debt issue costs of $288,750 for the value of 2,500,000 additional warrants issued for capital raising services.

(5)	In connection with the exchange of its $1,000,000 bridge loans for 5-year convertible debentures with a face amount of $2,222,222, the Company recorded an original issue discount of $1,222,222. In addition, the Company issued 5-year warrants to purchase 4,498,426 shares of common stock at $0.247 per share to investors. Additional discounts of $703,554 and $296,446 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively.

(6)	In connection with the exchange of its remaining outstanding short term loans for 5-year convertible debentures with a face amount of $3,982,545, the Company recorded an original issue discount of $2,190,400. In addition, the Company issued 5-year warrants to purchase 8,061,831 shares of common stock at $0.247 per share to investors. Additional discounts of $1,035,945 and $756,200 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively. Pursuant to this refinancing transaction, the Company recorded a debt extinguishment loss of $250,097.

(7)	The Company financed the prepayment of certain insurance premiums with a short-term note totaling $119,644. The Company repaid a total of $76,013 on this note during the year ended April 30, 2008.

(8)	In connection with the issuance of $6,335,000 of convertible debentures with a total face amount of $14,077,778, the Company recorded an original issue discount of $7,742,778, and additional discounts of $4,864,998 related to the relative fair value of the 28,497,501 5-year warrants to purchase common stock at $0.247 per share that were issued in the transaction and $1,470,002 for the relative fair value of the embedded beneficial conversion feature. The Company also recorded debt issue costs of $5,510,562 for capital raising services, of which $768,337 was non-cash through the issuance of 2,088,272 restricted shares of common stock, and $4,373,010 was non-cash through the issuance of 21,853,086 warrants for capital raising services.

(9)	In March 2008, the Company issued 760,000 warrants to a noteholder as compensation for the Company's failure to issue the proper amount of warrants and provide an adequate exercise term in connection with previously issued 12% notes payable. These warrants have a 3-year term and are exercisable at $0.245 per share. Interest expense of $329,137 was recorded for the fair value of these warrants.

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

Non-cash financing activities during the year ended April 30, 2007:

(1)	The Company issued short-term notes payable totaling $1,294,390 and recorded original issue discount of $72,190 and additional discount of $665,956 related to the value of warrants issued to the holders.

(2)	The Company made principal payments on its convertible debentures of $335,213 through the issuance of 3,265,740 shares of common stock.

(3)	The Company recorded debt issue costs of $2,019,125 through the issuance of 21,353,595 warrants for capital raising services.

(4)	The Company issued 1,500,000 warrants with an estimated fair value of $72,000 to settle a vendor note payable of $120,000.

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

NOTE A—DESCRIPTION OF BUSINESS AND GOING CONCERN

Description of Business—Oxygen Biotherapeutics (the Company) was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David & Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc. On June 17, 2008, the stockholders of Synthetic Blood International approved the Agreement and Plan of Merger dated April 28, 2008, between Synthetic Blood International and Oxygen Biotherapeutics, Inc., a Delaware corporation. Oxygen Biotherapeutics was formed on April 17, 2008, by Synthetic Blood International to participate in the merger for the purpose of changing the state of domicile of Synthetic Blood International from New Jersey to Delaware. Certificates of Merger were filed with the states of New Jersey and Delaware, and the merger was effective June 30, 2008. Under the Plan of Merger, Oxygen Biotherapeutics is the surviving corporation and each share of Synthetic Blood International common stock outstanding on June 30, 2008, was converted to one share of Oxygen Biotherapeutics common stock.

The Company was inactive through September 1990, when it began conducting operations for the purpose of developing a synthetic blood emulsion to act as a human blood substitute, and a method of using a perfluorocarbon compound to facilitate oxygen exchange for individuals with respiratory distress syndrome. The Company is also developing an implantable, continuous reading glucose biosensor to be used primarily by individuals with diabetes. The Company submitted an Investigational New Drug Application (IND) for Oxycyte, the Company’s alternative to transfused blood for use in surgical and similar medical situations, to the Food and Drug Administration (FDA) in 2003 and successfully conducted a Phase I safety clinical study in the fourth quarter of 2003. The results of the Phase I study were consistent with the results of preclinical animal safety studies, and showed a good safety profile for Oxycyte. The Company started Phase II clinical trials of Oxycyte in surgical patients in the fourth quarter of 2004. The protocol was successfully completed in 2006 and filed in April 2008. Fluorovent, an oxygen exchange fluid for facilitating the treatment of lung conditions, and the glucose biosensor are at the preclinical development stage, and are currently inactive, awaiting additional financing. The Company has not generated significant revenues since inception.

The accompanying consolidated financial statements include the accounts and transactions of Oxygen Biotherapeutics, Inc. and Synthetic Blood International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

Going Concern—Management believes the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit during the development stage of $37,741,362 at April 30, 2008 and used cash in operations of $2,276,209 during the year ended April 30, 2008. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Although management believes that the Company has necessary working capital to fund operations in fiscal year 2008-2009, management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying April 30, 2008 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

Cash Concentrations—The Company maintains cash balances at financial institutions, which may at times, exceed the amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) of $100,000 per institution. The Company’s cash and cash equivalents included balances uninsured by the FDIC of approximately $278,000 at April 30, 2008. A total of $4,576,563 of the Company’s cash is invested in the UBS Select Prime Institutional Money Market Fund which has an average maturity of 53 days and is rated AAA by Moody’s and Standard and Poor’s. These funds included balances uninsured by the Securities Investor Protection Corporation of approximately $4,076,000.

Property and Equipment—Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the related assets, ranging from three to ten years, or the lease term, if applicable.

Impairment of Long-Lived Assets—The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition of the asset. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and the fair value or disposable value. During the year ended April 30, 2008, the Company incurred impairment charges totaling $32,113 on a piece of laboratory equipment due to infrequency of use.

Research and Development Costs—All costs related to research and development activities are treated as expenses in the period incurred.

Loss Per Share—Basic loss per share, which excludes antidilutive securities, is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding for that particular period. In contrast, diluted loss per share considers the potential dilution that could occur from other equity instruments that would increase the total number of outstanding shares of common stock. Potentially dilutive securities, however, have not been included in the fiscal year 2007 diluted loss per share computation because their effect is antidilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of approximately 204.8 million in fiscal year 2007, respectively. Such amounts include shares potentially issuable under outstanding options, warrants and convertible debentures.

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

Fair Value of Financial Instruments—The Company’s balance sheet includes the following financial instruments: cash and cash equivalents, short-term notes payable, and convertible debentures. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments It is not practicable for the Company to estimate the fair value of its convertible debentures as such estimates cannot be made without incurring excessive costs. The significant terms of the Company’s convertible debentures are described in Note D. At April 30, 2008 the debentures had a gross carrying value of $20,256,242, with an original issue discount totaling $11,155,401.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

Employee Stock Options and Stock-Based Compensation — Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment,” using a modified prospective application. Earlier periods were not restated. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

Prior to adopting SFAS No. 123(R), as permitted, the Company elected to follow APB 25 in accounting for its employee stock options. According to APB 25, no compensation expense was recognized since the exercise price of the Company’s stock options generally equaled the market price of the underlying stock on the date of grant. The Company transitioned to SFAS No. 123 by utilizing SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). In accordance with SFAS No. 148, the Company disclosed the effects of stock-based employee compensation on reported net income or loss and earnings or loss per share in the footnotes to its annual and interim financial statements.

Given that the Company previously followed APB 25 and SFAS No. 148 in accounting for its employee stock options, the impact of adopting the expense recognition requirements of SFAS 123(R) was significant to the Company’s results of operations, but not its financial position. The Company’s net loss for the years ended April 30, 2008 and 2007 includes approximately $769,000 and $53,000 of non-cash stock-based employee compensation costs, respectively.

The Company continues to follow EITF Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with EITF Issue 96-18, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. The Company’s net loss for the years ended April 30, 2008 and 2007 includes expenses of approximately $4,782,000 and $2,019,000, respectively, for non-cash stock-based compensation for options issued to consultants and other non-employees.

Recent Accounting Pronouncements

SFAS 157—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 was originally effective for fiscal years beginning after November 15, 2007, but was partially delayed by one year for non-financial assets and liabilities as detailed within FASB Staff Position 157-2. The Company is currently evaluating SFAS 157 and FASB Staff Position 157-2, and does not believe these pronouncements will materially affect its financial position or results of operations.

SFAS 159—In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of fiscal years after November 15, 2007. The Company adopted SFAS 159 on May 1, 2008, and does not believe it will materially affect its financial position or results of operations.

SFAS No. 141(R)—In December 2007, the FASB issued Statement No. 141(R), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

Statement. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting – the acquisition method – to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating SFAS 141(R), and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 160—In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently evaluating SFAS 160 and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 161—In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company has not determined the impact, if any SFAS No. 161 will have on its financial statements.

NOTE C—PATENTS

The Company’s intangible assets consist of expenditures associated with patents related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent applications. These assets are amortized on a straight-line method over their estimated useful lives, which range from eight to ten years. The Company reviews these intangible assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the year ended April 30, 2008, management believes no indications of impairment existed.

Patents consist of the following at April 30:

	2008	2007
Patents	$349,164	$331,010

Less accumulated amortization	(220,062)	(186,052)

	$129,102	$144,958

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

The amortization expense for years ended April 30, 2008 and 2007 was $34,010 and $32,137, respectively. The unamortized balance of patents is estimated to be amortized over the next five years and thereafter as follows:

Fiscal Year ending April 30:
2009	$29,099
2010	24,380
2011	20,678
2012	16,183
2013	12,431
Thereafter	26,331

$129,102

NOTE D—NOTES PAYABLE

Fiscal Year 2008:

In July and August 2007, the Company issued $282,055 of 2-year notes payable for working capital needs. The notes were unsecured and were issued with an original issue discount of $16,417, and additional discounts of $67,969 related to the relative fair value of 2,815,763 warrants issued in the transaction. Of the total discounts of $84,386, $26,230 was amortized into interest and the remaining balance of $58,156 was included in the loss on debt extinguishment. The Company recorded debt issuance costs of $170,686, of which $120,223 was through the issuance of 1,431,000 warrants and $50,463 was paid in cash for capital raising services.

In November and December 2007, the Company received $1,000,000 from the issuance of short term bridge loans to fund operations and other working capital needs. The notes were unsecured and paid interest at 10% per year. In addition, the Company issued 5-year warrants to purchase 2,500,000 shares of common stock at $0.245 per share to investors. An additional discount of $288,750 was recorded for the relative fair value of the warrants. In connection with the bridge financing, the Company issued 2,500,000 warrants for capital raising services and recorded debt issue costs of $288,750 which represents the fair value of these warrants.

In December 2007, the Company exchanged its $1,000,000 bridge loans for 5-year convertible debentures with a face amount of $2,222,222. The notes are unsecured, convertible into shares of common stock at $0.247 per share, and were issued with a 55% original issue discount totaling $1,222,222. In addition, the Company issued 5-year warrants to purchase 4,498,426 shares of common stock at $0.247 per share to investors. Additional discounts of $703,554 and $296,446 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively. The Company incurred no debt extinguishment costs in this exchange.

In January 2008, the Company exchanged its remaining outstanding short term loans for 5-year convertible debentures with a face amount of $3,982,545. The notes are unsecured, convertible into shares of common stock at $0.247 per share, and were issued with a 55% original issue discount totaling $2,190,400. In addition, the Company issued 5-year warrants to purchase 8,061,831 shares of common stock at $0.247 per share to investors. Additional discounts of $1,035,945 and $756,200 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively. Pursuant to this exchange transaction, the Company recorded a debt extinguishment loss of $191,941. The Company determined that the exchange of notes should be accounted for as complete debt extinguishment as opposed to a debt modification, pursuant to the guidance in EITF 02-04 and EITF 96-19. The key components of this determination were as follows: (a) no concessions were granted to the Company by the existing note holders; and (b) the modification of terms was deemed substantial enough to be treated as an extinguishment, since the present value of the new notes exceeded the present value of the exchanged notes by more than 10%.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

During the third and fourth quarters of the year ended April 30, 2008, the Company received a total of $6,335,000 proceeds from the sale of 5-year convertible debentures, with a total face amount of $14,077,778. The debentures are unsecured and convertible at any time prior to maturity into a total of 56,995,053 shares of common stock, or $0.247 per share. In connection with the issuance of these obligations, the Company recorded a 55% original issue discount of $7,742,778, and additional discounts of $4,864,998 related to the relative fair value of the 28,497,501 5-year warrants to purchase common stock at $0.247 per share that were issued in the transaction, and $1,470,002 for the relative fair value of the beneficial conversion feature. The Company also incurred total costs of $5,510,562 for capital raising services on these transactions. The costs of the capital raising services include $369,215 paid in cash, $768,337 for the fair value of 2,088,272 restricted shares of common stock, and $4,373,010 for the fair value of 21,853,086 warrants.

Fiscal Year 2007:

During the fiscal year ended April 30, 2007, the Company received a net amount of $1,222,200 from the issuance of 1-year notes payable. The notes are unsecured, issued with original issue discounts ranging from 6% to 9% totaling $72,190 and pay interest ranging from 6% to 18% per year. In addition, the Company issued warrants to purchase 22,941,699 shares of common stock at $0.245 per share. Additional discount of $665,956 was recorded for the relative fair value of the warrants computed using the Black-Scholes pricing model. Total discount on the notes of $738,146 will be amortized as additional interest expense over the one-year life of the notes payable.

In connection with the placement of the notes, the Company paid fees totaling $106,000 and issued 5-year warrants to purchase 21,353,595 shares of common stock at $0.245 per share with a fair value of $2,019,000. Total debt issue costs of $2,125,000 have been capitalized and will be written-off to interest expense over the one-year life of the notes payable.

Interest charges associated with the notes payable, including amortization of the original issue discount, common stock purchase warrant value and beneficial conversion feature, aggregated $1,893,294 and $879,488 for the years ended April 30, 2008 and 2007. Interest charges associated with the amortization of debt issue costs aggregated $1,718,608 and $799,000 for the years ended April 30, 2008 and 2007.

The Company’s long-term debt at April 30, 2008 matures as follows:

Year ending April 30,
2009	$—
2010	—
2011	—
2012	—
2013	20,256,472

Total scheduled maturities	20,256,472

Less unamortized discount at April 30, 2008	(19,716,686)

$539,786

NOTE E—COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases its office and laboratory space under two operating leases that include fixed annual increases and expire in May 2009 and July 2015. Rent expense amounted to approximately $189,500 and $184,800 for the periods ended April 30, 2008 and 2007.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

The approximate future minimum payments for these leases are as follows:

2009	$180,600
2010	176,500
2011	176,000
2012	176,000
2013	176,000
Thereafter	396,100

$1,281,200

Litigation—The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements. At April 30, 2008 the Company is not a party to any litigation matters.

Employment Contracts— Effective March 25, 2008, Dr. Chris J. Stern, the Company’s Chairman of the Board, has been appointed to the office of Chief Executive Officer and will retain his position as Chairman. At the time Mr. Stern was elected to the Board in November 2007 and appointed Chairman, the Company agreed to pay to Mr. Stern’s consulting firm a monthly fee of $15,000 for consulting services that Mr. Stern provides to the Company. Furthermore, the Company agreed (i) to issue to Mr. Stern, as of the date of his election to the Board, options to purchase 1,000,000 common shares at an exercise price of $0.245 per share that expire three years from the grant date, and (ii) if, in the two years following the date of the agreement, the Company enters into a license agreement or is sold, the Company will issue to Mr. Stern at the closing of the transaction, options to purchase an additional 4,000,000 common shares at an exercise price of $0.245 per share that expire three years from the grant date. As a result of Mr. Stern’s appointment as Chief Executive Officer, the Board has agreed to pay Mr. Stern’s consulting company an additional $5,000 per month by way of consulting fees and also to pay the consulting company $2,500 per month for additional secretarial and administration expenses. Furthermore, the Board has also agreed (i) to issue to Mr. Stern an aggregate of 14,000 shares of the Company’s common stock on the 1st of every month, commencing with April 1, 2008, for so long as Mr. Stern serves on the Board, and (ii) to issue and pay to Mr. Stern, upon his termination as a board member by the Company for whatever reason, with or without cause, an aggregate of 100,000 shares of the Company’s common stock and the sum of $200,000, payable upon such termination.

On February 1, 2000 the Board of Directors approved a two-year employment contract with Richard Kiral, as Vice President of Product Development. Mr. Kiral’s current base annual salary is $167,000 for the year ending April 2008 and includes an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $200,000 life insurance payable by the corporation and payable to a beneficiary named by the insured, and options granted for 75,000 shares annually. The contract will renew automatically annually unless terminated by either party. Mr. Kiral’s employment agreement provides that he is to receive a minimum severance payment equal to 9 months of his annual salary period in the event of a change in control as defined. Effective March 25, 2008, the Board appointed Dr. Richard M. Kiral to serve as President and Chief Operating Officer of the Company. Pursuant to an agreement executed on March 26, 2008, Dr. Kiral’s employment agreement with the Company has been amended to provide for payment of a sum equal to Dr. Kiral’s annual base salary and performance bonus upon Dr. Kiral’s termination without cause, as that term is defined in the employment agreement. Furthermore, the Board has increased Dr. Kiral’s monthly compensation by $6,000 and has agreed to (i) to issue to Dr. Kiral an aggregate of 20,000 options to purchase shares of the Company’s common stock, at a price to be determined, on the 1st of every month, commencing with April 1, 2008, for so long as Dr. Kiral serves on the Board, and (ii) to issue and pay to Dr. Kiral, upon his termination as a board member by the Company for whatever reason, with or without cause, an aggregate of 100,000 shares of the Company’s common stock and the sum of $200,000, payable upon such termination.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

Effective November 20, 2007, Robert W. Nicora, the Company’s President, Chief Executive Officer and Chief Financial Officer resigned from all officer positions and from his directorship. In accordance with his employment agreement, Mr. Nicora is entitled to receive a total amount of $378,233 which includes accrued salaries, repayment of advances and severance payments. A total of $289,994 was paid on this obligation during the period from November 20, 2007 to April 30, 2008.

Robert J. Larsen, a member of the Company’s Board of Directors and its former interim President and Chief Executive Officer, died unexpectedly on March 24, 2008. On March 25, 2008, the Board of Directors approved the issuance of options to the Estate of Robert J. Larsen to purchase 300,000 shares of common stock at an exercise price of $0.30 per share.

Other Agreements—The Company has entered into agreements with its two of its Board members and a consultant whereby it will grant 3-year options for a total of 900,000 shares at an exercise of price of $0.30 per share in the event the Company enters into a license agreement, undergoes a change of control, or is sold.

Registration Requirement—Warrants totaling 49,410,844 and convertible notes issued during the year ended April 30, 2008 are subject to a requirement that the Company file a registration statement with the SEC to register the underlying shares, and that it be declared effective on or before January 9, 2009. In the event that the Company does not have an effective registration statement as of that date, or if at some future date the registration ceases to be effective, then the Company is obligated to pay liquidated damages to each holder in the amount of 1% of the aggregate market value of the stock, as measured on January 9, 2009 or at the date the registration statement ceases to be effective. As an additional remedy for non-registration of the shares, the holders would also receive the option of a cashless exercise of their warrant or conversion shares.

The agreement underlying the issue of the above warrants (“Warrant Agreement”) asserts that, prior to September 30, 2008, the Company is required to take action to submit to the shareholders of the Company a proposal to amend the Company’s articles of incorporation to increase the number of authorized shares of common stock by such amount as is necessary to reserve for issuance the maximum aggregate number of warrant shares then issued or potentially issuable in the future upon exercise of the Warrant Agreement. As a result of the June 30, 2008 merger (further described in Note K), this action was completed and the number of authorized common shares was increased from 200 million common shares, par value $0.01, to 400 million common shares, par value $0.0001.

NOTE F—STOCKHOLDERS’ EQUITY

Fiscal Year 2008:

Pursuant to the exercise of 50,000 options and 871,410 warrants for cash, the Company issued 921,410 shares of its common stock and received proceeds of $221,104. In addition, the Company issued 2,193,148 shares of common stock in cashless exercises of 300,000 options and 8,455,333 warrants.

In connection with the issuance of $282,055 of 2-year notes payable, the Company recorded a discount of $67,969 related to the relative fair value of 2,815,763 warrants issued in the transaction. The Company recorded debt issue costs of $170,686, of which $120,223 was through the issuance of 1,431,000 warrants for capital raising services.

The Company issued 5-year warrants to purchase 2,500,000 shares of common stock at $0.245 per share to investors that provided $1,000,000 in bridge financing. A discount of $288,750 was recorded for the relative fair value of the warrants. In connection with the bridge financing, the Company issued 2,500,000 warrants for capital raising services and recorded debt issue cost of $288,750 which represents the fair value of these warrants estimated using the Black-Scholes valuation model. The warrants are exercisable at a price of $0.245 per share. In addition, the Company paid $100,000 in cash for capital raising services.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

In the exchange its $1,000,000 bridge loans for 5-year convertible debentures, the Company issued 5-year warrants to purchase 4,498,426 shares of common stock at $0.247 per share to investors. Discounts of $703,554 and $296,446 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively.

In the exchange of its remaining outstanding short term loans for 5-year convertible debentures with a face amount of $3,982,545, the Company issued 5-year warrants to purchase 8,061,831 shares of common stock at $0.247 per share to investors. Discounts of $1,035,945 and $756,200 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively.

In connection with the Company’s $6,335,000 financing as described in Note D, the Company recorded discounts of $4,864,998 related to the relative fair value of the 28,497,501 5-year warrants to purchase common stock at $0.247 per share, and $1,470,002 for the relative fair value of the beneficial conversion feature. The Company also incurred total costs of $5,510,562 for capital raising services on these transactions. The costs of the capital raising services include a $369,215 paid in cash, $768,337 for the fair value of 2,088,272 restricted shares of common stock, and $4,373,010 for the fair value of 21,853,086 warrants.

In March 2008, the Company issued 760,000 warrants to a noteholder as compensation for the Company’s failure to issue the proper amount of warrants and provide an adequate exercise term in the original 2006 issuance. These warrants have a 3-year term and are exercisable at $0.245 per share. Interest expense of $329,137 was recorded for the fair value of these warrants.

The Company made principal payments on its convertible notes payable with a net carrying value of $130,000 through the issuance of 1,333,887 shares of common stock.

In April 2008, the Company issued 14,000 shares of its common stock as compensation to its Chief Executive Officer, valued at $12,460.

As further described in Note E, warrants totaling 41,057,783 and convertible notes issued during the year ended April 30, 2008 are subject to a requirement that the Company file a registration statement with the SEC to register the underlying shares, and that it be declared effective on or before January 9, 2009. EITF 00-19 provides guidance to proper recognition, measurement, and classification of certain freestanding financial instruments that are indexed to, and potentially settled in, any entity’s own stock. If an issuer does not control the form of settlement, an instrument is classified as an asset or liability. An issuer is deemed to “control the settlement” if it has both the contractual right to settle in equity shares and the ability to deliver equity shares. EITF 00-19 states that the existence of a contractual requirement for the issuer to deliver registered shares is one of the conditions that is considered outside the control of the issuer. However, the Financial Accounting Standards Board issued a FASB Staff Position on EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”) in December 2006. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. Pursuant to the guidance in EITF 00-19 and FSP EITF 00-19-2, the Company has accounted for the warrants as equity instruments in the accompanying financial statements.

The Company determined that the conversion feature embedded in the convertible debentures satisfied the definition of a conventional convertible instrument under the guidance provided in ETIF 00-19 and ETIF 05-02, as the conversion option’s value may only be realized by the holder by exercising the option and receiving a fixed number of shares. As such, the embedded conversion option in the notes payable qualifies for equity classification under ETIF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible debentures and common stock purchase warrants based on their relative estimated fair values. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible debentures contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible debentures to the common stock purchase warrants. The amounts recorded for the original issue discount, common stock purchase warrants and the beneficial conversion feature are amortized as interest expense over the terms of the convertible debentures.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

Fiscal Year 2007:

The Company made principal payments on convertible debentures issued in 2006 of $335,216 through the issuance of 3,265,740 shares of common stock for the year ended April 30, 2007. At April 30, 2007, 590,914 shares were convertible by the note holders under the debenture agreements at $0.22 per share, and all of these conversions were made during fiscal year 2008.

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

The shares underlying the convertible debentures and warrants are subject to a registration rights agreement that requires the Company to effect a registration statement and then maintain the effectiveness of the registration statement for a defined period of time. If the Company fails to comply with the related contractual terms, then liquidated damages penalties accrue to the Company in an amount not to exceed 20% of the investors’ investment. Management believes that such penalties reasonably represent the difference between the value of a registered share and an unregistered share of the Company’s common stock, and therefore, the Company has accounted for the warrants as equity instruments in the accompanying financial statements pursuant to the guidance in EITF 00-19 and FSP EITF 00-19-2.

NOTE G—STOCK OPTIONS AND WARRANTS

In September 1999, the Company’s Board of Directors approved the 1999 Stock Plan (the “1999 Plan”) which provides for the granting of incentive and nonstatutory stock options to employees, directors and consultants to purchase up to 4,000,000 shares of the Company’s common stock. The 1999 Plan was approved by stockholders on October 10, 2000. Options granted under the 1999 Plan are exercisable at various dates up to four years and have expiration periods of generally ten years. As of April 30, 2008, the Company had 3,345,000 qualified stock options outstanding under the 1999 Plan. In addition, the Company has 4,490,000 non-qualified stock options outstanding as of April 30, 2008. All options granted in the three fiscal years ended April 30, 2008 were granted at fair market value. As of April 30, 2008, there were 655,000 options available for grant under the 1999 Plan.

Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for share-based instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to May 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The Company elected to employ the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation. For the year ended April 30, 2008, the Company recorded share-based compensation expense of approximately $769,000. The adoption of SFAS No. 123R did not affect cash flow.

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

The fair value of each option grant was estimated at the grant date using the Black-Scholes option-pricing model using the following assumptions: an average risk-free interest rate of 2.8% for 2008 and 4.7% for 2007; average volatility of 94% for 2008 and 101% for 2007; zero dividend yield for all years; and expected life of 3-10 years.

The estimated weighted average fair value of options granted during the years ended April 30, 2008 and 2007 was $0.32 and $0.12, respectively

The following table summarizes certain information related to the Company’s stock options:

	Year ended April 30, 2008		Year ended April 30, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	6,075,000	$0.18	5,935,000	$0.19
Granted	2,745,000	0.27	280,000	0.13
Forfeited	(635,000)	0.17	(140,000)	0.19
Exercised	(350,000)	0.13	—	—

Outstanding, end of year	7,835,000	$0.22	6,075,000	$0.18

The following table summarizes information about stock options outstanding at April 30, 2008:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.09 to $0.13	2,700,000	2.6	$0.12	2,331,667	$0.12
$0.15 to $0.24	1,925,000	3.4	$0.18	1,786,667	$0.18
$0.25 to $0.33	2,805,000	3.5	$0.28	2,560,000	$0.28
$0.44 to $0.85	405,000	2.2	$0.64	405,000	$0.64

	7,835,000			7,083,333

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

As of April 30, 2008, the unamortized compensation expense related to outstanding unvested options was approximately $83,000. The Company expects to amortize this expense over the remaining vesting period of these stock options.

The Company issues new shares to satisfy stock option and warrant exercises. The total intrinsic value of options exercised during the years ended April 30, 2008 and 2007 was approximately $50,000 and $0, respectively.

The following table summarizes the Company’s stock warrant information during the years ended April 30:

	2008		2007
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	78,254,555	$0.25	39,972,654	$0.28
Granted	72,917,607	0.25	45,795,294	0.25
Forfeited	(16,197,500)	0.25	(7,513,393)	0.36
Exercised	(9,326,743)	0.24	—	—

Outstanding, end of year	125,647,919	$0.25	78,254,555	$0.25

The fair value of each warrant was estimated at the grant date using the Black-Scholes option-pricing model using the following assumptions: an average risk-free interest rate of 2.0% for 2008 and 4.0% for 2007; average volatility of 92.9% for 2008 and 70.3% for 2007; zero dividend yield for all years; and expected life of 2-5 years.

Warrant activity for the years ended April 30, 2008 and 2007 was as follows:

Fiscal 2008:

In connection with the issuance of $282,055 of 2-year notes payable, the Company recorded a discount of $67,969 related to the relative fair value of 2,815,763 warrants issued in the transaction. The Company recorded debt issue costs of $170,686, of which $120,223 was non-cash through the issuance of 1,431,000 warrants for capital raising services.

The Company issued 5-year warrants to purchase 2,500,000 shares of common stock at $0.245 per share to investors that provided $1,000,000 in bridge financing. A discount of $288,750 was recorded for the relative fair value of the warrants. In connection with the bridge financing, the Company issued 2,500,000 warrants for capital raising services and recorded debt issue cost of $288,750 which represents the fair value of these warrants estimated using the Black-Scholes valuation model. The warrants are exercisable at a price of $0.245 per share. In addition, the Company paid $100,000 in cash for capital raising services.

In the exchange its $1,000,000 bridge loans for 5-year convertible debentures, the Company issued 5-year warrants to purchase 4,498,426 shares of common stock at $0.247 per share to investors. Discounts of $703,554 and $296,446 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively.

In the exchange of its remaining outstanding short term loans for 5-year convertible debentures with a face amount of $3,982,545, the Company issued 5-year warrants to purchase 8,061,831 shares of common stock at $0.247 per share to investors. Discounts of $1,035,945 and $756,200 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively.

In connection with the Company’s $6,335,000 financing as described in Note D, the Company recorded discounts of $4,864,998 related to the relative fair value of the 28,497,501 5-year warrants to purchase common stock at

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

$0.247 per share that were issued in the transaction, and $1,470,002 for the relative fair value of the beneficial conversion feature. The Company also incurred total costs of $5,510,562 for capital raising services on these transactions. The costs of the capital raising services include $369,215 paid in cash, $768,337 for the fair value of 2,088,272 restricted shares of common stock, and $4,373,010 for the fair value of 21,853,086 warrants.

In March 2008, the Company issued 760,000 warrants to a noteholder as compensation for the Company’s failure to issue the proper amount of warrants and provide an adequate exercise term in the original 2006 issuance. These warrants have a 3-year term and are exercisable at $0.245 per share. Interest expense of $329,137 was recorded for the fair value of these warrants.

Pursuant to the exercise of 871,410 warrants for cash, the Company issued 871,410 shares of its common stock and received proceeds of $221,104. In addition, the Company issued 2,023,148 shares of common stock in cashless exercises of 8,455,333 warrants.

Fiscal 2007:

The Company issued warrants to the debt holders for the purchase of 22,941,699 shares of common stock at $0.245 per share in connection with the issuance of short-term notes payable. In addition, the Company issued 5-year warrants to purchase 21,353,595 shares of common stock at $0.245 per share with a fair value of $2,019,000 as part of a placement fee for the notes.

The Company issued 3-year warrants to purchase 1,500,000 shares of common stock at $0.245 per share in satisfaction of a note payable with a recorded value of $120,000.

NOTE H—INCOME TAXES

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through April 30, 2008. The Company’s federal net operating loss carryforwards as of April 30, 2008 are approximately $35,700,000. Loss carryforwards totaling approximately $900,000 expired in the fiscal year ended April 30, 2008. The remaining loss carryforwards will continue to expire at various times through April 30, 2028. Deferred tax assets of approximately $15,900,000 and $13,400,000 at April 30, 2008 and 2007, respectively, include the effects of these net operating loss carryforwards and research and development credit carryforwards. A valuation allowance has been provided for the full amount of the deferred tax assets due to the uncertainty of realization. Utilization of the Company’s net operating loss carryforwards will be limited based on ownership changes under Section 382 of the Internal Revenue Code.

The provision for income taxes was $0 for each of the two years ended April 30, 2008:

The deferred tax benefit differs from the amount computed by applying the federal income tax rate as follows:

	Years ended April 30,
	2008	2007
Statutory federal tax rate	35%	35%
State income taxes, net of federal benefit	9%	9%
Valuation allowance	(44)%	(44)%

	0%	0%

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts used for income tax purposes and the amounts used for income tax purposes. The components of deferred tax assets are as follows:

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

	As of April 30,
	2008	2007
Net operating loss carryforwards	$15,900,000	$13,400,000
Valuation allowance	(15,900,000)	(13,400,000)

Net deferred tax asset	$—	$—

In June 2006, The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the Interpretation is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company’s reassessment of its tax positions in accordance with Interpretation No. 48 did not have an effect on the Company’s results of operations, financial condition or liquidity. As of April 30, 2008, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending April 30, 2005 through 2007. The Company’s state income tax returns are open to audit under the statute of limitations for the years ended April 30, 2005 through 2007. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

NOTE I—RELATED PARTIES

During fiscal years 2008 and 2007, the Company paid $95,200 and $17,334, respectively, to a specialty contract manufacturer of pharmaceutical products to manufacture the Company’s perfluorocarbon-based blood substitute and therapeutic oxygen carrier, for upcoming clinical trials. The Company had no balances due to this entity as of April 30, 2008 and 2007. An officer of the Company is a minority shareholder and director of this specialty manufacturer.

Robert Nicora, an officer and director, purchased a bridge note from the Company in July 2007 in the principal amount of $5,300 and warrants to purchase 53,000 common shares at an exercise price of $0.245 per share that expire July 26, 2012. Mr. Nicora’s service as an officer and director ended in November 2007. In January 2008, Mr. Nicora agreed to exchange the bridge note and all accrued interest in the amount of $5,565 for the Company’s convertible notes in the aggregate principal amount of $12,367, which represents an original issue discount of 55 percent, and warrants to purchase 25,034 common shares at an exercise price of $0.245 per share that expire January 31, 2013.

As of April 30, 2008 and 2007, the Company had approximately $128,000 and $84,000, respectively, payable to directors of the Company.

NOTE J—SUBSEQUENT EVENTS

From May 1, 2008 through August 12, 2008, the Company received an additional $2,144,715 in cash and issued 7,845,000 shares for the exercise of common stock warrants.

From May 1, 2008 through August 12, 2008, the Company issued 56,000 shares of its common stock as compensation to its Chief Executive Officer, valued at $44,800. During the same period the Company also issued 411,250 shares in exchange for consulting services valued at $296,100, and 1,375,530 shares in exchange for the conversion of notes with a face amount of $339,756.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008 and 2007

On June 17, 2008, the stockholders of Synthetic Blood International, Inc. approved the amendment of the Company’s 1999 Stock Plan to increase the number of shares of common stock available for awards under the plan from 4,000,000 to 12,000,000, increase the maximum number of shares covered by awards granted under the plan to an eligible participant from 4,000,000 shares to 5,000,000 shares, and make additional technical changes to update the plan. Persons eligible to receive grants under the Plan consist of all of the Company’s employees (including executive officers and employee directors), non-employee directors, and consultants and advisors who perform services for the Company.

As discussed in Note A, on June 17, 2008, the stockholders of Synthetic Blood International, Inc. approved the Agreement and Plan of Merger dated April 28, 2008 (“Plan of Merger”), between Synthetic Blood International and Oxygen Biotherapeutics, Inc., a Delaware corporation. Oxygen Biotherapeutics was formed on April 17, 2008, by Synthetic Blood International to participate in the merger for the purpose of changing the state of domicile of Synthetic Blood International from New Jersey to Delaware. Certificates of Merger were filed with the states of New Jersey and Delaware, and the merger was effective June 30, 2008. Under the Plan of Merger, Synthetic Blood International has been merged with and into Oxygen Biotherapeutics, which is the surviving corporation. As a result of the merger: (a) Each share of Synthetic Blood International common stock outstanding on June 30, 2008, has been converted to one share of Oxygen Biotherapeutics common stock; (b) The name of the corporation is changed to Oxygen Biotherapeutics, Inc.; (c) The number of authorized common shares changed from 200,000,000 common shares, par value $0.01, to 400,000,000; (d) The Certificate of Incorporation and Bylaws of Oxygen Biotherapeutics are now the charter documents for the corporation; and (e) The General Corporation Law of the State of Delaware now applies to the corporation, rather than the New Jersey Business Corporation Act.