Form 10-Q
period 2008-07-31
OXYGEN BIOTHERAPEUTICS, INC.
filed 2008-09-22
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2008

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of September 12, 2008: 156,515,324 shares of common stock, par value $0.0001.

FORM 10-Q

OXYGEN BIOTHERAPEUTICS, INC.

*	Item 3 of Part I is not included in this filing as it is not required for Smaller Reporting Companies as defined in Rule 12b-2 of the Exchange Act

Part I-Financial Information

ITEM 1.	FINANCIAL STATEMENTS.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED BALANCE SHEETS

	July 31, 2008	April 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,087,826	$4,880,633
Prepaid expenses	52,669	72,084

Total current assets	6,140,495	4,952,717
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $616,237 and $599,448	174,895	177,605
DEBT ISSUANCE COSTS, net of accumulated amortization of $488,799 and $213,234, respectively	5,021,763	5,297,289
PATENTS, net	125,178	129,102
LICENSING RIGHTS, net	361,008	—
OTHER ASSETS	50,000	—

	$11,873,339	$10,556,713

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$101,797	$63,907
Accrued liabilities	55,384	54,453
Consulting fees payable to Fiona International SA	205,770	—
Due to stockholders	140,000	—
Related party payables	63,994	103,000
Note payable	10,979	43,631

Total current liabilities	577,924	264,991
LONG TERM PORTION of convertible notes, net of debt discount of $18,815,711 and $19,716,686 , respectively	1,101,005	539,786

Total liabilities	1,678,929	804,777

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, undesignated, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 155,668,106 and 146,405,576, respectively	15,567	1,464,056
Additional paid-in capital	52,168,420	46,029,242
Deficit accumulated during the development stage	(41,989,577)	(37,741,362)

Total stockholders’ equity (deficit)	10,194,410	9,751,936

	$11,873,339	$10,556,713

See accompanying notes to consolidated condensed financial statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Period from May 26, 1967 (inception) to July 31, 2008	Three months ended July 31,
		2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES AND LOSSES
Research and development expense	$12,665,733	$308,288	$151,492
General and administrative expense	21,716,097	2,818,581	213,486
Loss on impairment of long-lived assets	32,113	—	—

Total operating expenses and losses	34,413,943	3,126,869	364,978
INTEREST EXPENSE	8,305,409	1,176,502	676,965
LOSS ON EXTINGUISHMENT OF DEBT	250,097	—	—
OTHER INCOME	(979,872)	(55,156)	(14,716)

NET LOSS	$(41,989,577)	$(4,248,215)	$(1,027,227)

NET LOSS PER SHARE, basic		$(0.028)	$(0.007)

NET LOSS PER SHARE, diluted		$(0.075)	$(0.007)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, basic		150,788,446	140,120,879

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, diluted		363,644,834	140,120,879

See accompanying notes to consolidated condensed financial statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Period from May 26, 1967 (inception) to July 31, 2008	Three months ended July 31,
		2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,989,577)	$(4,248,215)	$(1,027,227)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,454,825	32,826	18,311
Amortization of deferred compensation	336,750	—	—
Interest on debt instruments	7,915,318	1,176,502	606,217
Bad debt expense	12,500	12,500	—
Loss (gain) on debt settlement and extinguishment	163,097	—	—
Loss on impairment of long-lived assets	32,113	—	—
Loss on disposal and write down of property and equipment and other assets	219,305	—	—
Issuance and vesting of compensatory stock options and warrants	5,003,712	1,942,918	11,293
Issuance of common stock below market value	695,248	—	—
Issuance of common stock as compensation	46,760	34,300	—
Issuance of common stock for services rendered	1,265,279	—	—
Issuance of note payable for services rendered	120,000	—	—
Contributions of capital through services rendered by stockholders	216,851	—	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	16,975	(30,585)	27,881
Accounts payable and accrued liabilities	642,539	205,585	314,744

Net cash used in operating activities	(23,848,305)	(874,169)	(48,781)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,181,928)	(14,079)	—
Capitalization of patent costs	(720,985)	(3,392)	(6,215)
Purchase of licensing rights	(16,228)	(16,228)	—

Net cash used in investing activities	$(1,919,141)	$(33,699)	$(6,215)

See accompanying notes to consolidated condensed financial statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

	Period from May 26, 1967 (inception) to July 31, 2008	Three months ended July 31,
		2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses	$20,984,337	$2,147,714	$—
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from former officer loans	39,500	—	39,500
Repayments of former officer loans	(39,500)	—	—
Proceeds from issuance of notes payable, net of issuance costs	2,104,420	—	125,000
Proceeds from convertible notes, net of issuance costs	8,807,285	—	—
Payments on notes - short-term	(605,636)	(32,653)	—
Payments on notes - long term	(291,309)	—	—

Net cash provided by financing activities	31,855,272	2,115,061	164,500

Net change in cash and cash equivalents	6,087,826	1,207,193	109,504
Cash and cash equivalents, beginning of period	—	4,880,633	16,234

Cash and cash equivalents, end of period	$6,087,826	$6,087,826	$125,738

Cash paid for:
Interest	$241,855	$—	$—

Income taxes	$20,739	$—	$3,719

See accompanying notes to consolidated condensed financial statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

Non-cash financing activities during the three months ended July 31, 2008:

(1)	The Company issued 1,375,530 shares of common stock for the conversion of notes payable with a gross carrying value of $339,756, at a conversion price of $0.247 per share. These notes included discounts totaling $319,135, and thus had a net carrying value of $20,621. The unamortized discounts of $319,135 were recognized as interest expense upon conversion.

(2)	As further discussed in Note 4, the Company entered into a license agreement in May 2008 with Virginia Commonwealth University (“Licensor”) whereby the Company obtained certain rights in connection with three of the Licensor’s patents. The purchase price of these licensing rights totaled $369,728, which included a $16,228 cash payment by the Company plus the issuance of five-year warrants to purchase 500,000 shares of common stock at $0.42 per share. These warrants were valued at $353,500. In connection with the license agreement, the Company also paid the Licensor $50,000 as a deposit towards future royalties.

(3)	During the first quarter 2008, the Company received a total of $2,147,714 from the exercise of warrants. Due to errors made by the Company in the pricing of certain warrant exercise transactions, $140,000 of this total is owed back to the related investors. The Company has included this obligation in current liabilities. Additionally, the Company is owed $12,500 for a similar warrant exercise pricing error with another investor. This amount has been expensed as a bad debt, as the Company does not intend to take further action to collect this receivable.

Non-cash financing activities during the three months ended July 31, 2007:

(1)	In connection with the issuance of $132,979 of two-year notes payable, the Company recorded discounts on notes payable related to the original issue discount of $7,979, and additional discounts of $37,984 related to the relative fair value of 1,329,787 warrants issued in the transaction.

(2)	The Company made principal payments on its convertible notes payable of $36,000 through the issuance of 470,246 shares of common stock.

(3)	The Company recorded debt issue costs of $72,638 of which $56,681 was non-cash through the issuance of 1,329,787 warrants for capital raising services.

See accompanying notes to consolidated condensed financial statements.

OXYGEN BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

Oxygen Biotherapeutics (the Company) was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David & Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc. On June 17, 2008, the stockholders of Synthetic Blood International approved the Agreement and Plan of Merger dated April 28, 2008, between Synthetic Blood International and Oxygen Biotherapeutics, Inc., a Delaware corporation.

The accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of July 31, 2008, and the results of its operations for the three months ended July 31, 2008 and 2007, and for the period from May 26, 1967 (inception) to July 31, 2008, and its cash flows for the three months ended July 31, 2008 and 2007, and for the period from May 26, 1967 (inception) to July 31, 2008. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008 filed with the Commission on August 13, 2008.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at July 31, 2008, has an accumulated deficit of $41,989,577, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Although management believes that the Company has necessary working capital to fund operations in fiscal year 2008-2009, management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying July 31, 2008 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

2. RECENT ACCOUNTING PRONOUNCMENTS

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate the adoption of SFAS 162 to have a material impact on its results of operations, financial position, or cash flows.

OXYGEN BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

2. RECENT ACCOUNTING PRONOUNCMENTS (CONTINUED)

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per shared. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 is effective for the Company in the quarter ending July 31, 2009. The Company is currently assessing the impact of FSP EITF 03-6-1, but does not expect that such adoption will have a material effect on its results of operations, financial position, or cash flows.

3. STOCK-BASED COMPENSATION

The fair value of the Company’s stock options is determined using a Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123R (“Share-Based Payment”) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The fair value of stock options granted is recognized as compensation expense over the requisite service period. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Effective May 1, 2006, the Company adopted SFAS No 123R, using a modified prospective application. Prior to May 1, 2006, the Company measured employee and board member compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) whereby compensation expense is recognized for the excess, if any, of the fair value of the Company’s common stock over the option price on the date the option is granted.

The Company uses the historical stock price volatility to value stock options within the Black-Scholes option pricing model. The expected term of stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for the Company, which management believes are indicative of future exercise behavior. For the risk free interest rate, the Company uses the observed interest rates appropriate for the term that the options are expected to be outstanding.

The Company’s net loss for the three months ended July 31, 2008 and 2007 includes approximately $68,000 and $11,000 of non-cash stock-based compensation costs. As of July 31, 2008, there was approximately $71,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

The fair value of each option grant during the three months ended July 31, 2008 was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions: an average risk-free interest rate of 3.95%; average volatility of 105.34%; zero dividend yield for all years; expected life of 10 years; and an estimated forfeiture rate of 14.8%. There were no option grants during the three months ended July 31, 2007.

4. LICENSING RIGHTS

In May 2008, the Company entered into a license agreement with Virginia Commonwealth University (“Licensor”) whereby Oxygen Biotherapeutics obtained a worldwide, exclusive license to valid claims under three of the Licensor’s patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications, except that we can terminate the agreement at any time on not less than 90 days advance notice.

OXYGEN BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

4. LICENSING RIGHTS (CONTINUED)

The Company has an obligation to diligently pursue product development and pursue, at its expense, prosecution of the patent applications covered by the agreement. The Company paid an initial fee of $50,000 in cash and paid an additional $16,228 to the Licensor as reimbursement of costs paid by the Licensor on patent applications and related work. The Company also issued to the licensor a warrant for the purchase of 500,000 shares of common stock at an exercise price of $0.42 per share that expires May 22, 2013. These warrants were valued at $353,500.

The $50,000 initial fee is fully credited towards future royalty or sublicensing revenue payments to the Licensor. This fee has been accounted for as a deposit and is included in other assets at July 31, 2008.

The $16,228 reimbursement costs and the $353,500 value of the 500,000 warrants discussed above were capitalized as licensing rights and are being amortized over a period of ten years. Accumulated amortization on the licensing rights at July 31, 2008 totaled $8,720.

The Company agreed to pay to the Licensor a royalty on net sales of licensed products as follows:

Net Sales	Applicable Royalty
Up to $10 million	25%
Over $10 million to $49 million	15%
Over $49 million	10%

The Company also agrees to pay to the Licensor a percentage of sublicensing revenue received from sub-licensees or other third parties in regards to the licensed patents, equal to 33% of any such third party payments, which may be reduced to 25% if the Company completes pre-clinical studies on a licensed product, reduced further to 20% if the Company completes Phase I clinical studies, reduced further to 17% if the Company completes Phase II clinical studies, and reduced further to 10% if the Company completes Phase III clinical studies on a licensed product.

The Company agreed to pay a $20,000 annual maintenance fee to the Licensor, starting in May 2009 and payable in each following May as long as the agreement is in force. The maintenance fee payments will be fully credited towards future royalty or sublicensing revenue payments to the Licensor.

The Company agreed to pay a $50,000 annual minimum royalty to the Licensor, starting in May 2009 and payable in each following May as long as the agreement is in force. The minimum royalty fee payments will be fully credited towards future royalty or sublicensing revenue payments to the Licensor.

Lastly, the agreement provides that the Company will make the following minimum milestone payments to the Licensor, with respect to the first licensed product to achieve each milestone. However, if new licensed products are separately patentable, the same milestone payments shall apply to them.

Clinical Indication	Medical Device

$25,000 upon filing of IND	$25,000 upon filing of FDA 510K or PMA

$100,000 upon completion of Phase I clinical trial	$250,000 upon receipt of FDA or foreign equivalent marketing approval

$200,000 upon completion of Phase II human clinical trial

$300,000 upon completion of Phase III human clinical trial

$500,000 upon receipt of FDA or foreign equivalent marketing approval

OXYGEN BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

5. STOCKHOLDERS’ EQUITY

During the three months ended July 31, 2008:

(1)	The Company issued 1,375,530 shares of common stock for the conversion of convertible notes with a gross carrying value of $339,756, at a conversion price of $0.247 per share. These convertible notes included discounts totaling $319,135, and thus had a net carrying value of $20,621. The unamortized discounts of $319,135 were recognized as interest expense upon conversion.

(2)	Pursuant to the exercise of warrants, the Company issued 7,845,000 shares and received a total of $2,147,714. Due to errors made by the Company in the pricing of certain warrant exercise transactions, $140,000 of this total is owed back to the related investors. The Company has included this obligation in current liabilities. Additionally, the Company is owed $12,500 for a similar warrant exercise pricing error with another investor. This amount has been expensed as a bad debt, as the Company does not intend to take further action to collect this receivable.

(3)	The Company issued 42,000 shares of its common stock as compensation to its Chief Executive Officer, valued at $34,300.

On June 17, 2008, the stockholders of the Company approved the amendment of the Company’s 1999 Stock Plan to increase the number of shares of common stock available for awards under the plan from 4,000,000 to 12,000,000, increase the maximum number of shares covered by awards granted under the plan to an eligible participant from 4,000,000 shares to 5,000,000 shares, and make additional technical changes to update the plan. Persons eligible to receive grants under the Plan consist of all of the Company’s employees (including executive officers and employee directors), non-employee directors, and consultants and advisors who perform services for the Company.

The following table summarizes the Company’s stock warrant information during the quarter ended July 31, 2008:

	The Quarter Ended July 31, 2008
	Warrants	Weighted Average Exercise Price
Outstanding as of April 30, 2008	125,647,919	$0.25
Granted	3,532,000	0.27
Exercised	(7,845,000)	0.27
Forfeited	—	—

Outstanding as of July 31, 2008	121,334,919	$0.25

As of July 31, 2008, potentially issuable shares of common stock included 7,925,000 options, 121,334,919 warrants, and 80,528,972 conversion shares. Diluted earnings per share for the quarter ended July 31, 2008 was calculated assuming exercise of the above options and warrants and conversion of all of the outstanding convertible debt as of the beginning of the quarter. Upon conversion of the debt to common stock it is assumed that the Company would recognize $23,837,474 in additional interest expense for the write off of the related debt discounts and debt issuance costs, less $857,367 in discount and issuance cost amortization expense that would be eliminated in the conversion.

6. RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2008, the Company paid $39,245 in severance payments to Robert Nicora, a former President and Chief Executive Officer of the Company.

As of July 31, 2008 the Company had approximately $63,994 payable to current and former directors of the Company.

OXYGEN BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

7. INCOME TAXES

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

8. COMMITMENTS AND CONTINGENCIES

Employment Agreements — Effective March 25, 2008, Dr. Chris J. Stern, the Company’s Chairman of the Board, was appointed to the office of Chief Executive Officer and will retain his position as Chairman. At the time Mr. Stern was elected to the Board in November 2007 and appointed Chairman, the Company agreed to pay to Mr. Stern’s consulting firm a monthly fee of $15,000 for consulting services that Mr. Stern provides to the Company. Furthermore, the Company agreed (i) to issue to Mr. Stern, as of the date of his election to the Board, options to purchase 1,000,000 common shares at an exercise price of $0.245 per share that expire three years from the grant date, and (ii) if, in the two years following the date of the agreement, the Company enters into a license agreement or is sold, the Company will issue to Mr. Stern at the closing of the transaction, options to purchase an additional 4,000,000 common shares at an exercise price of $0.245 per share that expire three years from the grant date. As a result of Mr. Stern’s appointment as Chief Executive Officer, the Board has agreed to pay Mr. Stern’s consulting company an additional $5,000 per month by way of consulting fees and also to pay the consulting company $2,500 per month for additional secretarial and administration expenses. Furthermore, the Board has also agreed (i) to issue to Mr. Stern an aggregate of 14,000 shares of the Company’s common stock on the 1st of every month, commencing with April 1, 2008, for so long as Mr. Stern serves on the Board, and (ii) to issue and pay to Mr. Stern, upon his termination as a board member by the Company for whatever reason, with or without cause, an aggregate of 100,000 shares of the Company’s common stock and the sum of $200,000, payable upon such termination.

OXYGEN BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Effective November 20, 2007, Robert W. Nicora, the Company’s President, Chief Executive Officer and Chief Financial Officer resigned from all officer positions and from his directorship. In accordance with his employment agreement, Mr. Nicora is entitled to receive a total amount of $378,233 which includes accrued salaries, repayment of advances and severance payments. A total of $39,245 was paid on this obligation during the current quarter, and the remaining balance due to Mr. Nicora as of July 31, 2008 was $48,994.

Consulting Agreement—On May 5, 2008 the Company entered into a consulting agreement with Fiona International SA for the provision of consulting services concerning licensing of the Company’s Oxycyte product and other corporate matters. The agreement was effective through August 4, 2008, and involved the following remuneration: (a) Cash payments during the current quarter totaling $87,500; (b) the issuance of 3,032,000 five year common stock purchase warrants with an exercise price of $0.247 during the current quarter; (c) and the issuance of 411,250 shares of common stock on August 1, 2008. At July 31, 2008, the Company’s obligation on this agreement totaled $205,770, and is included in current liabilities.

Other Agreements—The Company has entered into agreements with its two of its Board members and a consultant whereby it will grant 3-year options for a total of 900,000 shares at an exercise of price of $0.30 per share in the event the Company enters into a license agreement, undergoes a change of control, or is sold.

Registration Requirement—Warrants totaling 49,410,844 and convertible notes with a face amount of $20,256,472 and conversion shares totaling 82,010,008 issued during the year ended April 30, 2008 are subject to a requirement that the Company file a registration statement with the SEC to register the underlying shares, and that it be declared effective on or before January 9, 2009. In the event that the Company does not have an effective registration statement as of that date, or if at some future date the registration ceases to be effective, then the Company is obligated to pay liquidated damages to each holder in the amount of 1% of the aggregate market value of the stock, as measured on January 9, 2009 or at the date the registration statement ceases to be effective. As an additional provision for non-registration of the shares, the holders would also receive the option of a cashless exercise of their warrant or conversion shares.

The agreement underlying the issue of the above warrants (“Warrant Agreement”) asserts that, prior to September 30, 2008, the Company is required to take action to submit to the shareholders of the Company a proposal to amend the Company’s articles of incorporation to increase the number of authorized shares of common stock by such amount as is necessary to reserve for issuance the maximum aggregate number of warrant shares then issued or potentially issuable in the future upon exercise of the Warrant Agreement. As a result of the June 30, 2008 merger (further described in Note 9), this action was completed and the number of authorized common shares was increased from 200 million common shares, par value $0.01, to 400 million common shares, par value $0.0001.

OXYGEN BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

9. MERGER

On June 17, 2008, the stockholders of Synthetic Blood International, Inc. approved the Agreement and Plan of Merger dated April 28, 2008 (“Plan of Merger”), between Synthetic Blood International and Oxygen Biotherapeutics, Inc., a Delaware corporation. Oxygen Biotherapeutics was formed on April 17, 2008, by Synthetic Blood International to participate in the merger for the purpose of changing the state of domicile of Synthetic Blood International from New Jersey to Delaware. Certificates of Merger were filed with the states of New Jersey and Delaware, and the merger was effective June 30, 2008. Under the Plan of Merger, Synthetic Blood International has been merged with and into Oxygen Biotherapeutics, which is the surviving corporation. As a result of the merger: (a) Each share of Synthetic Blood International common stock outstanding on June 30, 2008, has been converted to one share of Oxygen Biotherapeutics common stock; (b) The name of the corporation is changed to Oxygen Biotherapeutics, Inc.; (c) The number of authorized common shares changed from 200,000,000 common shares, par value $0.01, to 400,000,000, par value $0.001; (d) The Certificate of Incorporation and Bylaws of Oxygen Biotherapeutics are now the charter documents for the corporation; and (e) The General Corporation Law of the State of Delaware now applies to the corporation, rather than the New Jersey Business Corporation Act.

10. SUBSEQUENT EVENTS

From August 1, 2008 through September 12, 2008, the Company received an additional $77,910 in cash and issued 318,000 shares for the exercise of common stock warrants.

From August 1, 2008 through September 12, 2008, the Company issued 28,000 shares of its common stock as compensation to its Chief Executive Officer, valued at $19,600. During the same period the Company also issued 411,250 shares in exchange for consulting services valued at $296,100, and 89,968 shares in exchange for the conversion of notes with a face amount of $22,222.

On September 11, 2008, the Company entered into a consulting agreement with Robert F. Diegelmann, Ph.D., Professor of Biochemistry, Anatomy and Emergency Medicine at Virginia Commonwealth University Medical Center. Dr. Diegelmann has agreed to conduct research, advance development, and assist with permitting for the Company’s topical wound-healing therapy based on the Company’s perfluorocarbon based oxygen carrier technology. The agreement is for a term of three years, and the Company has agreed to pay Dr. Diegelmann $9,000 per month for his services. The agreement also provides for additional incentive compensation. Upon successful registration of a 510K application for the first product, the agreement provides that the Company will issue to Dr. Diegelmann options to purchase 100,000 common shares under the Company’s stock plan. In addition, the Company agreed to pay Dr. Diegelmann a success fee equal to one percent of net revenue from the Company’s direct product sales. If the Company sells or licenses the product rights to a third party, the Company agrees to pay Dr. Diegelmann a transaction fee based on the aggregate consideration the Company receives, equal to five percent of the first $1,000,000, four percent of the next $1,000,000, three percent of the next $1,000,000, two percent of the next $1,000,000 and one percent for each $1,000,000 of consideration above $4,000,000 up to a maximum of $250,000.

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

RESULTS OF OPERATIONS

Three months ended July 31, 2008 and 2007

Research and Development expenses for the three months ended July 31, 2008 were $308,288, compared to $151,492 for the same period in the prior year. Due to the financing we obtained during the third and fourth quarters of fiscal 2008, we were able to resume funding of our Phase II clinical trials and increase our laboratory supplies and related expenses. Phase II expenses totaled $49,071 for the quarter ended July 31, 2008, compared to $800 for the quarter ended July 31, 2007. Laboratory supplies totaled $34,553 during the quarter ended July 31, 2008, compared to $917 during the quarter ended July 31, 2007. Consulting fees for our clinical studies totaled $20,570 during the quarter ended July 31, 2008, compared to $0 during the quarter ended January 31, 2007. Additionally, we incurred $19,700 in contract manufacturing costs for Oxycyte and $14,755 of equipment rental costs in the current quarter that we did not incur in the quarter ended July 31, 2007. Because of the nature of our ongoing research and development activities and depending on our cash flow levels, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the three months ended July 31, 2008 were $2,818,581, compared to $213,486 for the same period in the prior year. During the current quarter we incurred $2,168,202 of consulting fees that we did not incur during the same period in the prior year. Of this $2,168,202 total, $1,874,932 was non-cash expense through the issuance of common stock purchase warrants. Our contract management costs increased by $149,799 in the current quarter, and this change is primarily due to our current Chief Executive Officer being compensated as an independent contractor, and an increase in consulting fees paid to two of our non-officer directors. Other significant changes in our administrative expenses during the quarter ended July 31, 2008 included a $56,694 increase in our noncash compensation relating to the issue of compensatory stock options, a $51,161 increase in our administrative payroll, an $83,117 increase in our investor relations, a $41,020 increase in our accounting expenses and a $27,653 increase in our legal expenses over the amounts incurred during the quarter ended July 31, 2007.

The net loss for the three months ended July 31, 2008 was $4,248,215 compared to a net loss of $1,027,227 for the same period in the prior year. Total operating expenses increased $2,761,891 during the quarter ended July 31, 2008 over the comparable period in 2007. In addition to the items noted above, interest expense increased $499,537. This increase during the current quarter was due to the $319,135 of interest expense we incurred in the current quarter on a debt conversion. We also incurred additional interest costs associated with our notes payable and related amortization of associated debt discounts as a result of our $6.3 million financing and the exchange of our short-term notes for 5 year convertible notes during the third and fourth quarters of fiscal 2008. Additionally, other income increased $40,440 in the quarter ended July 31, 2008 compared to the same period ended January 31, 2007 due to additional interest that we earned on our cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

Oxygen Biotherapeutics has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of July 31, 2008, we had $6,140,495 of total current assets and working capital of $5,562,571. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

During the third quarter of fiscal year 2008, the Company exchanged its outstanding short term loans for five-year convertible notes with a face amount of $6,204,767. The notes are unsecured, convertible into shares of common stock at $0.247 per share, and were issued with a 55% original issue discount totaling $3,412,622. In addition, the Company issued five-year warrants to purchase 12,560,257 shares of common stock at $0.247 per share to investors. Additional discounts of $1,739,499 and $1,052,646 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively. Pursuant to this exchange transaction, the Company recorded a debt extinguishment loss of $250,097.

During the third and fourth quarters of fiscal year 2008, the Company received a total of $6,335,000 in cash from the sale of convertible notes, with a total face amount of $14,077,778. The notes are convertible at any time prior to maturity into a total of 56,995,053 shares of common stock, or $0.247 per share. In connection with the issuance of these obligations, the Company recorded a 55% original issue discount of $7,742,778, and additional discounts of $4,864,998 related to the relative fair value of the 28,497,501 five-year warrants to purchase common stock at $0.247 per share that were issued in the transaction, and $1,470,002 for the relative fair value of the embedded beneficial conversion feature. The Company also incurred total costs of $5,510,562 for capital raising services on these transactions. The costs of the capital raising services include a $369,215 cash fee, plus $768,337 for the fair value of 2,088,272 restricted shares of common stock, plus $4,373,010 for the fair value of warrants to purchase 21,853,086 common shares at prices ranging from $0.20 to $0.28.

During the quarter ended July 31, 2008, net cash provided by financing activities was $2,115,061, which included $2,147,714 proceeds from the exercise of warrants, less $32,653 in repayments on a short term note. Of the $2,147,714 proceeds received from warrant exercises, we have an obligation to return $140,000 due to a pricing error in the exercise. This obligation is included in our current liabilities at July 31, 2008. Net cash of $874,169 was used to fund operating activities and $33,699 was used for investing activities, which included $14,079 in lab equipment expenditures, $16,228 for the purchase of licensing rights on three patents, and $3,392 of other capitalized patents costs. Consequently, our cash and cash equivalents increased from $1,207,193 at April 30, 2008 to $6,087,826 at July 31, 2008. We do not have any lines of credit or other borrowing arrangements with lenders.

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

We do have the working capital necessary to fund our operations in fiscal year 2009. By end of 2009, we will need additional financing to cover administrative expenses and on-going expenses of testing Oxycyte. Management is actively seeking additional sources of equity and/or debt financing; however there is no assurance that any additional funding will be available in time. Should we be unable to obtain additional financing to meet mid-term needs, we may be forced to cease operations. Our ability to continue as a going concern depends on success of these activities.

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

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the discussion and information presented in this report contain forward-looking statements that involve risks and uncertainties. Oxygen Biotherapeutics’ actual results could differ materially from those presented in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Oxygen Biotherapeutics’ Annual Report on Form 10-K for the year ended April 30, 2008 and subsequent filings made with the Securities and Exchange Commission.

Although Oxygen Biotherapeutics believes that the expectations reflected in the forward-looking statements are reasonable, Oxygen Biotherapeutics cannot guarantee future results, levels of performance or achievements. Moreover, neither Oxygen Biotherapeutics nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Oxygen Biotherapeutics is under no obligation to update any of the forward-looking statements after the filing of this report to conform such statements to actual results or changes in expectations.

ITEM 4T.	CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4T includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, Oxygen Biotherapeutics’ management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2008. Because of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were not effective as of July 31, 2008.

Material Weaknesses

In our annual report on Form 10-K for the year ended April 30, 2008, we reported that our disclosure controls and procedures were not effective as of April 30, 2008, because of material weaknesses in our internal control over financial reporting. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls. As a result of management’s review and evaluations that were completed after the end of fiscal year 2008 related to the preparation of management’s report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

•

Given our cash position for most of fiscal year 2008 and the limited number of accounting resources available to us, we did not maintain sufficient accounting personnel knowledgeable in US Generally Accepted Accounting Principles, did not measure board committee performance against established charters, have not implemented an anonymous whistle-blower process, and did not utilize a formal financial reporting close process that ensured sufficient levels of review of all key financial statement account reconciliations, significant judgments/estimates and period end financial statements.

Changes in Internal Controls

There were no changes in Oxygen Biotherapeutics’ internal control over financial reporting during the three-month period ended July 31, 2008, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s conclusions regarding material weaknesses disclosed in our Form 10-K for the year ended April 30, 2008, were reached at the end of the first quarter of fiscal year 2009. Following the end of the first quarter, our management has pursued, and will continue to pursue, implementation of corrective measures to address the material weaknesses described above. These measures, outlined below, are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

•

We are actively recruiting an experienced Chief Financial Officer to engage. Bringing on a new Chief Financial Officer will help us to achieve a better segregation of duties in our cash disbursement process and add a person to executive management with knowledge of US Generally Accepted Accounting Principles.

•

We are adding administrative staff. The addition of administrative staff and the hiring of a Chief Financial Officer will facilitate the design and implementation of document collection and retention procedures with respect to the agreements and documents generated in our financing and business activities.

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

We believe the remediation measures described above will, if we can effectively implement the measures, remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Part II-Other Information

ITEM 1.	LEGAL PROCEEDINGS

Oxygen Biotherapeutics is not presently involved in any legal proceedings and was not involved in any such proceedings during the quarter ended July 31, 2008.

ITEM 1A.	RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by Oxygen Biotherapeutics, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include progress in our product development and testing activities, obtaining financing for operations, development of new technologies and other competitive pressures, legal and regulatory initiatives affecting our products, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in the 2008 Annual Report on Form 10-K and in subsequent reports on Form 10-Q, actual results may differ from those in the forward-looking statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2008, Oxygen Biotherapeutics issued 1,375,530 shares of common stock to John Johnstone upon the conversion of a previously outstanding convertible note in the principal amount of $339,756. In August 2008, Oxygen Biotherapeutics issued 89,968 shares of common stock to Joan Mahan upon the conversion of a previously outstanding convertible note in the principal amount of $22,222. The securities were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933.

Oxygen Biotherapeutics issued 14,000 common shares at the beginning of each month from May through September 2008 (a total 70,000 shares of common stock) to Chris J. Stern, its Chief Executive Officer, valued at $53,900, pursuant to the terms of the compensation arrangement for Mr. Stern. The securities were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

Oxygen Biotherapeutics issued to Richard Kiral, its Chief Operating Officer, options to purchase 20,000 shares at the beginning of each month from May through September 2008 pursuant to the terms of the compensation arrangement for Mr. Kiral, as follows:

Date of Grant	Exercise Price per Share	Expiration Date
May 1, 2008	$0.77	May 1, 2018
June 1, 2008	$0.88	June 1, 2018
July 1, 2008	$0.82	July 1, 2018
August 1, 2008	$0.72	August 1, 2018
September 1, 2008	$0.64	September 1, 2018

The securities issued to Mr. Kiral were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

In July and September, 2008, Steven Abbadessa exercised two warrants to purchase a total of 663,000 shares of common stock for $163,125. The securities were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

Under a consulting agreement with Fiona International SA discussed below under “Item 5. Other Information,” we issued to Fiona as compensation for services 411,250 shares of our restricted common stock, warrants to purchase 1,385,000 common shares at an exercise price of $0.247 per share that expire May 5, 2013, and warrants to purchase 1,647,000 common shares at an exercise price of $0.247 per share that expire July 1, 2013. The securities issued were valued at a total of $1,874,932, and were issued in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 and/or Regulation S adopted thereunder.

In May 2008, we issued to Virginia Commonwealth University a warrant for the purchase of 500,000 shares of our restricted common stock at an exercise price of $0.42 per share that expires May 22, 2013. The warrant was issued as partial consideration for a license granted to us by Virginia Commonwealth University discussed below under “Item 5. Other Information,” and was issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE AMONG SECURITY HOLDERS

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

ITEM 5.	OTHER INFORMATION

License Agreement

In May 2008, Oxygen Biotherapeutics entered into a license agreement with Virginia Commonwealth University (“Licensor”) whereby Oxygen Biotherapeutics obtained a worldwide, exclusive license to valid claims under three of the Licensor’s patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications, except that we can terminate the agreement at any time on not less than 90 days advance notice.

We have an obligation to diligently pursue product development and pursue, at our expense, prosecution of the patent applications covered by the agreement. We paid an initial fee of $50,000 in cash and paid an additional $16,288 to the Licensor as reimbursement of costs paid by the Licensor on patent applications and related work. We also issued to the licensor a warrant for the purchase of 500,000 shares of our restricted common stock at an exercise price of $0.42 per share that expires May 22, 2013.

We agreed to pay to the Licensor a running royalty on net sales of licensed products as follows:

Net Sales	Applicable Royalty
Up to $10 million	25%
Over $10 million to $49 million	15%
Over $49 million	10%

We also agrees to pay to the Licensor a percentage of sublicensing revenue received from sub-licensees or other third parties in regards to the licensed patents, equal to 33% of any such third party payments, which may be reduced to 25% if we complete pre-clinical studies on a licensed product, reduced further to 20% if we complete Phase I clinical studies, reduced further to 17% if we complete Phase II clinical studies, and reduced further to 10% if we complete Phase III clinical studies on a licensed product.

We agreed to pay a $20,000 annual maintenance fee to the Licensor, starting in May 2009 and payable in each following May as long as the agreement is in force. The maintenance fee payments will be fully credited towards future royalty or sublicensing revenue payments to the Licensor.

We agreed to pay a $50,000 annual minimum royalty to the Licensor, starting in May 2009 and payable in each following May as long as the agreement is in force. The minimum royalty fee payments will be fully credited towards future royalty or sublicensing revenue payments to the Licensor.

Lastly, the agreement provides that we will make the following minimum milestone payments to the Licensor, with respect to the first licensed product to achieve each milestone. However, if new licensed products are separately patentable, the same milestone payments shall apply to them.

Clinical Indication	Medical Device

$25,000 upon filing of IND	$25,000 upon filing of FDA 510K or PMA

$100,000 upon completion of Phase I clinical trial	$250,000 upon receipt of FDA or foreign equivalent marketing approval

$200,000 upon completion of Phase II human clinical trial

$300,000 upon completion of Phase III human clinical trial

$500,000 upon receipt of FDA or foreign equivalent marketing approval

Consulting Agreement- Fiona

On May 5, 2008, we entered into a consulting agreement with Fiona International SA, an offshore Panamanian company. Under the agreement Fiona agreed to provide consulting services for a term of three months with respect to licensing our products to third parties and other corporate and administrative matters. Under the agreement we paid to Fiona $87,500 in cash, issued to Fiona 411,250 shares of our restricted common stock, issued to Fiona warrants to purchase 1,385,000 common shares at an exercise price of $0.247 per share that expire May 5, 2013, and issued to Fiona warrants to purchase 1,647,000 common shares at an exercise price of $0.247 per share that expire July 1, 2013.

Consulting Agreement- Diegelmann

On September 11, 2008, Oxygen Biotherapeutics entered into a consulting agreement with Robert F. Diegelmann, Ph.D., Professor of Biochemistry, Anatomy and Emergency Medicine at Virginia Commonwealth University Medical Center. Dr. Diegelmann has agreed to conduct research, advance development, and assist with permitting for our topical wound-healing therapy based on our perfluorocarbon based oxygen carrier technology. The agreement is for a term of three years, and Oxygen Biotherapeutics has agreed to pay Dr. Diegelmann $9,000 per month for his services. The agreement also provides for additional incentive compensation. Upon successful registration of a 510K application for the first product, the agreement provides we will issue to Dr. Diegelmann an option to purchase 100,000 common shares under our stock plan. In addition, we agreed to pay Dr. Diegelmann a success fee equal to one percent of net revenue from our direct product sales. If we sell or license the product rights to a third party we agreed to pay Dr. Diegelmann a transaction fee based on the aggregate consideration we receive equal to five percent of the first $1,000,000, four percent of the next $1,000,000, three percent of the next $1,000,000, two percent of the next $1,000,000 and one percent for each $1,000,000 of consideration above $4,000,000 up to a maximum of $250,000.

ITEM 6.	EXHIBITS.

(a)	Exhibits:

10.1	License Agreement with Virginia Commonwealth University dated May 22, 2008

10.2	Common Stock Purchase Warrant issued to Virginia Commonwealth University dated May 22, 2008

10.3	Consulting Agreement with Fiona International SA dated May 5, 2008

10.4	Form Common Stock Purchase Warrant issued to Fiona International SA on May 5, 2008 (1,385,000 shares) and July 1, 2008 (1,647,000 shares)

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXYGEN BIOTHERAPEUTICS INTERNATIONAL, INC.

September 19, 2008	/s/ Chris J. Stern
Chris J. Stern, Chief Executive Officer
(Principal Executive Officer)

September 19, 2008	/s/ Chris J. Stern
Chris J. Stern, Chief Financial Officer (interim)
(Principal Financial Officer and Principal
Accounting Officer)