Form 10-Q
period 2008-10-31
OXYGEN BIOTHERAPEUTICS, INC.
filed 2008-12-22
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2008

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

YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2008: 159,761,385 shares of common stock, par value $0.0001.

FORM 10-Q

OXYGEN BIOTHERAPEUTICS, INC.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Consolidated Condensed Balance Sheets as of October 31, 2008 (unaudited) and April 30, 2008	3

	Consolidated Condensed Statements of Operations for the six Months Ended October 31, 2008 and 2007, and for the Period From May 26, 1967 (inception) to October 31, 2008 (unaudited)	4

	Consolidated Condensed Statements of Cash Flows for the six Months Ended October 31, 2008 and 2007, and for the Period From May 26, 1967 (inception) to October 31, 2008 (unaudited)	5

	Notes to Consolidated Condensed Financial Statements	8

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 4T. Controls and Procedures	16

PART II.	OTHER INFORMATION

	Item 1. Legal Proceedings	17

	Item 1A. Risk Factors	17

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

	Item 3. Defaults Upon Senior Securities	18

	Item 4. Submission of Matters to a Vote of Security Holders	18

	Item 5. Other Information	18

	Item 6. Exhibits	18

	Signatures	18

*	Item 3 of Part I is not included in this filing as it is not required for Smaller Reporting Companies as defined in Rule 12b-2 of the Exchange Act

Part I-Financial Information

ITEM 1.	FINANCIAL STATEMENTS.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED BALANCE SHEETS

	October 31, 2008	April 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,204,555	$4,880,633
Prepaid expenses	18,353	72,084

Total current assets	5,222,908	4,952,717
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $631,870 and $599,448	168,813	177,605
DEBT ISSUANCE COSTS, net of accumulated amortization of $764,325and $213,234, respectively	4,746,237	5,297,289
PATENTS, net	86,569	129,102
LICENSING RIGHTS, net	358,917	—
OTHER ASSETS	150,000	—

	$10,733,444	$10,556,713

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$27,307	$63,907
Accrued liabilities	74,932	54,453
Related party payables	—	103,000
Note payable	—	43,631

Total current liabilities	102,239	264,991
LONG TERM PORTION of convertible notes, net of debt discount of $19,183,377 and $19,716,686 , respectively	1,643,992	539,786

Total liabilities	1,746,231	804,777

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, undesignated, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 159,761,385 and 146,405,576, respectively	15,975	1,464,056
Additional paid-in capital	54,872,893	46,029,242
Deficit accumulated during the development stage	(45,901,655)	(37,741,362)

Total stockholders’ equity (deficit)	8,987,213	9,751,936

	$10,733,444	$10,556,713

See accompanying notes to consolidated condensed financial statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Period From May 26, 1967 (inception) to October 31, 2008	Three Months Ended October 31,		Six Months Ended October 31,
		2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES AND LOSSES
Research and development	$12,889,902	$224,169	$118,871	$532,457	$270,363
General and administrative	23,836,679	2,120,582	178,628	4,939,163	392,114
Loss on impairment of long-lived assets	39,225	7,112	—	7,112	—

Total operating expenses and losses	36,765,806	2,351,863	297,499	5,478,732	662,447
INTEREST EXPENSE	9,944,464	1,639,055	653,376	2,815,557	1,330,341
LOSS ON EXTINGUISHMENT OF DEBT	250,097	—	—	—	—
OTHER INCOME AND GAINS	(1,058,712)	(78,840)	(18,936)	(133,996)	(33,652)

NET LOSS	$(45,901,655)	$(3,912,078)	$(931,939)	$(8,160,293)	$(1,959,166)

NET LOSS PER SHARE, BASIC AND DILUTED		$(0.0249)	$(0.007)	$(0.0372)	$(0.005)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		157,194,649	140,518,275	219,278,696	140,319,577

See accompanying notes to consolidated condensed financial statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Period from May 26, 1967 (inception) to October 31,	Six months ended October 31,
		2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(45,901,655)	$(8,160,293)	$(1,959,166)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,472,474	50,475	33,356
Amortization of deferred compensation	336,750	—	—
Interest on debt instruments	9,554,374	2,815,558	989,837
Bad debt expense	12,500	12,500	—
Loss (gain) on debt settlement and extinguishment	163,097	—	—
Loss on impairment of long-lived assets	39,225	7,112	—
Loss (gain)on disposal or assignment and write down of property and equipment and other assets	192,683	(26,622)	—
Issuance and vesting of compensatory stock options and warrants	6,496,742	3,435,948	24,093
Issuance of common stock below market value	695,248	—	—
Issuance of common stock as compensation	72,660	60,200	—
Issuance of common stock for services rendered	1,561,379	296,100	—
Issuance of note payable for services rendered	120,000	—	—
Contributions of capital through services rendered by stockholders	216,851	—	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	51,291	3,731	56,010
Accounts payable and accrued liabilities	177,833	(259,121)	391,177

Net cash used in operating activities	(24,738,548)	(1,764,412)	(464,693)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and other assets	(1,191,479)	(23,630)	(8,335)
Capitalization of patent costs	(764,152)	(46,559)	—
Purchase of licensing rights	(23,470)	(23,470)	—

Net cash used in investing activities	$(1,979,101)	$(93,659)	$(8,335)

See accompanying notes to consolidated condensed financial statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

	Period from May 26, 1967 (inception) to July 31, 2008	Six months ended October 31,
		2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses	$21,062,247	$2,225,624	$—
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from former and current officer loans	39,500	—	39,500
Repayments of former and current officer loans	(39,500)	—	—
Proceeds from issuance of notes payable, net of issuance costs	2,104,420	—	418,025
Proceeds from convertible notes, net of issuance costs	8,807,285	—	—
Payments on notes - short-term	(616,614)	(43,631)	—
Payments on notes - long term	(291,309)	—	—

Net cash provided by financing activities	31,922,204	2,181,993	457,525

Net change in cash and cash equivalents	5,204,555	323,922	(15,503)
Cash and cash equivalents, beginning of period	—	4,880,633	16,234

Cash and cash equivalents, end of period	$5,204,555	$5,204,555	$731

Cash paid for:
Interest	$241,855	$—	$—

Income taxes	$20,739	$—	$3,719

See accompanying notes to consolidated condensed financial statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

Non-cash financing activities during the six months ended October 31, 2008:

(1)	The Company issued 4,697,560 shares of common stock for the conversion of notes payable with a gross carrying value of $1,160,298, at a conversion price of $0.247 per share. These notes included discounts totaling $1,073,095, and thus had a net carrying value of $87,203. The unamortized discounts of $1,073,905 was recognized as interest expense upon conversion.

(2)	As further discussed in Note 4, the Company entered into a license agreement in May 2008 with Virginia Commonwealth University (“Licensor”) whereby the Company obtained certain rights in connection with three of the Licensor’s patents. The purchase price of these licensing rights totaled $369,728, which included a $16,228 cash payment by the Company plus the issuance of five-year warrants to purchase 500,000 shares of common stock at $0.42 per share. These warrants were valued at $376,970. In connection with the license agreement, the Company also paid the Licensor $50,000 as a deposit towards future royalties.

(3)	During the first six months of 2008, the Company received a total of $2,225,624 from the exercise of warrants. Due to errors made by the Company in the pricing of certain warrant exercise transactions, $140,000 of this total was owed back to the related investors. The Company paid off this obligation in the during this period and therefore there are no amounts related this obligation shown on the balance sheet.. Additionally, the Company is owed $12,500 for a similar warrant exercise pricing error with another investor. This amount has been expensed as a bad debt, as the Company does not intend to take further action to collect this receivable.

(4)	The Company assigned patents related to their glucose monitoring technology with a total historical cost of $180,751 and accumulated amortization of $107,373 to Glucometrics, Inc for a 10 % interest in Glucometrics, Inc. and the right to receive royalty payments on revenues received by Glucometrics, Inc on any products developed using our patented technology. The total investment was recorded at $100,000 and we recognized a gain of $26,622 on the assignment of the patents to Glucometrics, Inc.

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

The accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of October 31, 2008, and the results of its operations for the six months ended October 31, 2008 and 2007, and for the period from May 26, 1967 (inception) to October 31, 2008, and its cash flows for the six months ended October 31, 2008 and 2007, and for the period from May 26, 1967 (inception) to October 31, 2008. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008 filed with the Commission on August 13, 2008.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at October 31, 2008, has an accumulated deficit of $45,901,655, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Although management believes that the Company has necessary working capital to fund operations in fiscal year 2008-2009, management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying October 31, 2008 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

OXYGEN BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

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

In October 2008, the FASB issued Staff Position No EITF. 08-9, “Milestones Method of Revenue Recognition” (“EITF 08-9”). EITF 08-9 addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting. The FASB staff could not reach agreement on transition of EITF 08-9. The Company does not anticipate the adoption of Staff Position No EITF 08-9 to have a material impact on its results of operations, financial position, or cash flows.

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

The Company’s net loss for the six months ended October 31, 2008 and 2007 includes approximately $1,552,415 and $24,093 of non-cash stock-based compensation costs. As of October 31, 2008, there was approximately $87,527 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

The fair value of each option grant during the six months ended October 31, 2008 was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions: an average risk-free interest rate of 3.95%; average volatility of 105.34%; zero dividend yield for all years; expected life of 10 years; and an estimated forfeiture rate of 14.8%. There were 5,150,000 option grants during the six month period ending October 31, 2008.

The effect of potentially issuable shares of common stock was not included in the calculation of diluted loss per share given that the effect would be anti-dilutive.

4. LICENSING RIGHTS AND PATENTS

VCU License Agreement. In May 2008, the Company entered into a license agreement with Virginia Commonwealth University (“Licensor”) whereby Oxygen Biotherapeutics obtained a worldwide, exclusive license to valid claims under three of the Licensor’s patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications, except that we can terminate the agreement at any time on not less than 90 days advance notice.

The Company has an obligation to diligently pursue product development and also pursue new patent applications covered by this agreement; both at its own cost. The Company paid an initial fee of $50,000 in cash and paid an additional $23,470 to the Licensor as reimbursement of costs paid by the Licensor on patent applications and related work. The Company also issued to the licensor a warrant for the purchase of 500,000 shares of common stock at an exercise price of $0.42 per share that expires May 22, 2013. These warrants were valued at $353,500.

OXYGEN BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

(UNAUDITED)

4. LICENSING RIGHTS AND PATENTS (CONTINUED)

The $50,000 initial fee is fully credited towards future royalty or sublicensing revenue payments to the Licensor. This fee has been accounted for as a deposit and is included in other assets at October 31, 2008.

The $23,470 reimbursement costs and the $353,500 value of the 500,000 warrants discussed above were capitalized as licensing rights and are being amortized over a period of ten years. Accumulated amortization on the licensing rights at October 31, 2008 totaled $18,054.

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

$200,000 upon completion of Phase II human clinical trial

$300,000 upon completion of Phase III human clinical trial

$500,000 upon receipt of FDA or foreign equivalent marketing approval

As of October 31, 2008, the Company has not met any of the milestones identified above and therefore has not incurred any liabilities related to this licensing agreement.

Glucometrics License Agreement. In September 2008, the Company assigned all of its patent rights on glucose monitoring technology to Glucometrics, Inc. The agreement calls for Glucometrics, Inc to have exclusive rights to this technology for the entire life of the patent.. In exchange for the use of these patent rights the Company acquired a ten percent interest in Glucometrics, Inc and acquired the right to receive royalty payments on revenues generated by any product developed by Glucometrics that uses our glucose monitoring technology. The patents assigned to Glucometrics. Inc had a cost of $180,751 and had accumulated amortization of $107,373. The Company valued the entire investment in Glucometrics, Inc at $100,000 and has recognized a gain on the assignment of patent rights in the amount of $26,622. In the future, the Company will recognize in revenue any royalty payments received as part of this agreement. The company is accounting for this investment on the cost method of accounting. Management used Level 3 inputs, as defined by Financial Accounting Standard No. 157 “Fair Value Measurements” in order to value the Glucometrics investment, due to no observable market data. The transaction between the two companies is deemed to be an arms-length transaction.

The Glucometrics, Inc agreement calls for royalties to be paid to Oxygen Biotherapeutics, Inc as follows:

Net sales related to the marketing of an implantable licensed product:

Net Sales	Applicable Royalty
Up to $10 million	10%
Over $10 million to $49 million	8%
Over $49 million	6%

Net sales related to the marketing of a non-implantable licensed product:

Net Sales	Applicable Royalty
Up to $10 million	8%
Over $10 million to $49 million	6%
Over $49 million	4%

OXYGEN BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

5. STOCKHOLDERS’ EQUITY

During the six months ended October 31, 2008:

(1)	The Company issued 4,697,560 shares of common stock for the conversion of notes payable with a gross carrying value of $1,160,298, at a conversion price of $0.247 per share. These notes included discounts totaling $1,073,095, and thus had a net carrying value of $87,203. The unamortized discounts of $1,073,095 were recognized as interest expense upon conversion.

(2)	Pursuant to the exercise of warrants, the Company issued 7,845,000 shares and received a total of $2,225,624. Due to errors made by the Company in the pricing of certain warrant exercise transactions, $140,000 of this total is owed back to the related investors. The Company has included this obligation in current liabilities. Additionally, the Company is owed $12,500 for a similar warrant exercise pricing error with another investor. This amount has been expensed as a bad debt, as the Company does not intend to take further action to collect this receivable.

(3)	The Company issued 84,000 shares of its common stock as compensation to its Chief Executive Officer, valued at $60,200.

(4)	The Company issued 411,250 shares of its common stock to Fiona International at a price of .270 per share for a total value of $296,100 in payment of professional fundraising consultation services.

(5)	The Company issued a total of 5,150,000 options to employees, including 4,000,000 to the CEO for services performed, with exercise prices ranging from $0.245 to $0.72 and all having a three-year term. The company charged approximately $1.4 million to compensation expense during the six months ended October 31, 2008 as a result of these issuances.

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

The following table summarizes the Company’s stock warrant information during the six month period ended October 31, 2008:

	The six month period Ended October 31, 2008
	Warrants	Weighted Average Exercise Price
Outstanding as of April 30, 2008	125,647,919	$0.25
Granted	3,532,000	0.27
Exercised	(8,163,000)	0.27
Forfeited	—	—

Outstanding as of October 31, 2008	121,016,919	$0.25

As of October 31, 2008, potentially issuable shares of common stock included 12,985,000 options, 121,016,919 warrants, and 77,312,445 conversion shares. Diluted earnings per share for the quarter ended October 31, 2008 was calculated assuming exercise of the above options and warrants and conversion of all of the outstanding convertible debt as of the beginning of the quarter. Upon conversion of the debt to common stock it is assumed that the Company would recognize $22,198,416 in additional interest expense for the write off of the related debt discounts and debt issuance costs.

6. RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2008, the Company paid $87,000 in severance payments to Robert Nicora, a former President and Chief Executive Officer of the Company.

OXYGEN BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - CONTINUED

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

The utilization of net operating loss carry-forwards will likely be limited based on past and future issuances of common and preferred stock due to the ownership change provisions of Internal Revenue Code Section 382.

8. COMMITMENTS AND CONTINGENCIES

Employment Agreements—Effective March 25, 2008, Dr. Chris J. Stern, the Company’s Chairman of the Board, was appointed to the office of Chief Executive Officer and will retain his position as Chairman. At the time Mr. Stern was elected to the Board in November 2007 and appointed Chairman, the Company agreed to pay to Mr. Stern’s consulting firm a monthly fee of $15,000 for consulting services that Mr. Stern provides to the Company. Furthermore, the Company agreed (i) to issue to Mr. Stern, as of the date of his election to the Board, options to purchase 1,000,000 common shares at an exercise price of $0.245 per share that expire three years from the grant date, and (ii) if, in the two years following the date of the agreement, the Company enters into a license agreement or is sold, the Company will issue to Mr. Stern at the closing of the transaction, options to purchase an additional 4,000,000 common shares at an exercise price of $0.245 per share that expire three years from the grant date. As a result of Mr. Stern’s appointment as Chief Executive Officer, the Board has agreed to pay Mr. Stern’s consulting Company an additional $5,000 per month by way of consulting fees and also to pay the consulting Company $2,500 per month for additional secretarial and administration expenses. Furthermore, the Board has also agreed (i) to issue to Mr. Stern an aggregate of 14,000 shares of the Company’s common stock on the 1st of every month, commencing with April 1, 2008, for so long as Mr. Stern serves on the Board, and (ii) to issue and pay to Mr. Stern, upon his termination as a board member by the Company for whatever reason, with or without cause, an aggregate of 100,000 shares of the Company’s common stock and the sum of $200,000, payable upon such termination.

As a result of the Glucometrics, Inc licensing agreement Mr. Stern has met the requirements stated above and therefore has been issued 4,000,000 options to purchase common shares at an exercise price of $0.245. See footnote #5.

On February 1, 2000 the Board of Directors approved a two-year employment contract with Richard Kiral, as Vice President of Product Development. Mr. Kiral’s current base annual salary is $247,000 for the year ending April 2009 and includes an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $200,000 life insurance payable by the corporation and payable to a beneficiary named by the insured, and options granted for 75,000 shares annually. The contract will renew automatically annually unless terminated by either party. Mr. Kiral’s employment agreement provides that he is to receive a minimum severance payment equal to 9 months of his annual salary period in the event of a change in control as defined. Effective March 25, 2008, the Board appointed Dr. Richard M. Kiral to serve as President and Chief Operating Officer of the Company. Pursuant to an agreement executed on March 26, 2008, Dr. Kiral’s employment agreement with the Company has been amended., The Board has increased Dr. Kiral’s monthly compensation by $6,000 and has agreed to (i) to issue to Dr. Kiral an aggregate of 20,000 options to purchase shares of the Company’s common stock, at a price to be determined, on the 1st of every month, commencing with April 1, 2008, for so long as Dr. Kiral serves on the Board, and (ii) to issue and pay to Dr. Kiral, upon his termination as a board member by the Company for whatever reason, with or without cause, an aggregate of 100,000 shares of the Company’s common stock and the sum of $200,000, payable upon such termination.

Effective November 20, 2007, Robert W. Nicora, the Company’s President, Chief Executive Officer and Chief Financial Officer resigned from all officer positions and from his directorship. In accordance with his employment agreement, Mr. Nicora is entitled to receive a total amount of $378,233 which includes accrued salaries, repayment of advances and severance payments. A total of $39,245 was paid on this obligation during the current six month period and the Company does not have any obligation on this agreement as of October, 31, 2008.

Effective September 26,2008, The Board of Directors approved the appointment of Charles H. Seeman to the position of Chief Financial Officer and Executive Vice President, Finance and Administration. In accordance with his employment agreement, Mr. Seeman is entitled to receive a base salary of $100,000, a $800 a month car allowance and upon approval of the Chief Executive Officer a grant to purchase 50,000 shares of the Company stock at a price to be determined on the grant date and additional grants of 50,000 shares each at each successful completion of each year of service. Mr. Seeman is also entitled to receive a bonus equal to 10 percent of his base salary for each year of service upon the approval of the Chief Executive Officer.

OXYGEN BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Consulting Agreements—On May 5, 2008 the Company entered into a consulting agreement with Fiona International SA for the provision of consulting services concerning licensing of the Company’s Oxycyte product and other corporate matters. The agreement was effective through August 4, 2008, and involved the following remuneration: (a) Cash payments during the current quarter totaling $87,500; (b) the issuance of 3,032,000 five year common stock purchase warrants with an exercise price of $0.247 during the current quarter; (c) and the issuance of 411,250 shares of common stock on August 1, 2008. At October 31, 2008, the Company did not have any obligation under this agreement.

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

The Company is preparing a 510K application that may be ready to file with the FDA in the first semester of 2009, and should that occur the Company would be obligated to issue Dr. Diegelmann options to purchase 100,000 shares of the Company’s common shares.

Other Agreements—The Company has entered into agreements with two of its Board members and a consultant whereby it will grant 3-year options for a total of 900,000 shares at an exercise of price of $0.30 per share in the event the Company enters into a license agreement, undergoes a change of control, or is sold.

As a result of the Glucometrics, Inc licensing agreement; Dr. Bruce Spies (board member), Dr. Gerry Klein (board member and Dr. Ross Bullock (consultant) received these options.

Registration Requirement—Warrants totaling 49,410,844 and convertible notes with a face amount of $20,256,472 and conversion shares totaling 82,010,008 issued during the year ended April 30, 2008 are subject to a requirement that the Company file a registration statement with the SEC to register the underlying shares, and that it be declared effective on or before January 9, 2009. In the event that the Company does not have an effective registration statement as of that date, or if at some future date the registration ceases to be effective, then the Company is obligated to pay liquidated damages to each holder in the amount of 1% of the aggregate market value of the stock, as measured on January 9, 2009 or at the date the registration statement ceases to be effective. As an additional provision for non-registration of the shares, the holders would also receive the option of a cashless exercise of their warrant or conversion shares. During the first quarter of it’s fiscal 2009, the Company filied an registration statement, however, the Company has withdrawn the registration statement and is currently in the process of resolving the registration requirement issue with the holders of the notes and warrants.

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

10. SUBSEQUENT EVENTS

On October 23, 2008 Company representatives and representatives of the United States Food and Drug Administration (FDA) met to discuss the how the Company can proceed in the indication of Oxycete ® as a treatment for traumatic brain injury (TBI). As a result of this meeting, the Company is planning to propose a revision in the planned phase II-B study to make it a dose escalation study. The new study format allows the Company and the FDA to gain a better understanding of how perfluorocarbon’s react in the human body.

In November, 2008, the Company granted Charles H. Seeman, CPA, The Chief Financial Officer and Executive Vice President Finance and Administration, options to purchase and additional 50,000 shares of the Companies common stock under the bonus plan in his employment agreement.

On December 2, 2008 the Company announced a broad product development plan that included a wound product to be introduced to the consumer market.

In December, 2008, the Company withdrew the registration statement required by the convertible notes and is currently in the process of resolving the registration requirement issue with the holders of the notes and warrants.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Since 1990, Oxygen Biotherapeutics has pursued the development of medical products based on perfluorocarbon technology. These products include Oxycyte™, a synthetic oxygen carrier substance, and Fluorovent™, an oxygen exchange fluid for facilitating the treatment of lung conditions. Since 1993 Oxygen Biotherapeutics has also pursued development of a glucose biosensor implant, which we recently licensed to a third party for development. In September 2008 we engaged a researcher to pursue application of the same perfluorocarbon oxygen carrier technology to development of topical wound healing therapies.

The nature of our business is to spend years in development and testing of pharmaceutical and medical device products, take products through a lengthy and expensive process of regulatory review by the FDA, and, if successful in showing the product is efficacious and obtaining FDA approval, commercialize the product. During the periods of development and regulatory review we have no product to sell and no revenue. Nevertheless, we incur substantial costs pursuing this process, which requires cash that comes from outside sources. We rely on outside financing to fund our operations, and will for the foreseeable future. That means we must continue to show progress with our products and be able to locate investors willing to commit their funds to a speculative venture that will ultimately be successful only if we can actually bring a product to market and gain a meaningful level of market acceptance and penetration. Because of these factors a larger number of biotechnology products under development fail, and there is no assurance that the products we have under development will not suffer the same fate.

We received approval of the Investigational New Drug application we filed with the FDA on Oxycyte and began Phase I clinical tests in October 2003. We completed the clinical tests in December 2003. The results of the Phase I tests were in line with our safety and efficacy expectations for the performance of Oxycyte. We started Phase II testing in 2004.

Five clinical sites received local Institutional Review Board approval to participate in the first Phase II trial with Oxycyte in hip surgery patients. In this first Phase II trial we were evaluating both efficacy and safety in the prevention of tissue hypoxia (the effects of reduced oxygen levels) in hip surgery patients who experience mild to moderate blood loss during surgery. We closed this study in 2006 due to a lack of enrollment.

A Phase II-A trial in severe brain injury patients was started in 2006 and has been completed with good results. The Phase II-B trial protocol was filed in April 2008. In October 2008, we met with the FDA regarding the trial protocol. The FDA requested additional information on the patient experience of the participants in the Phase II-A trial for purposes of evaluating potential side-effects associated with the use of Oxycyte, including thrombocytopenia, which is a deficiency of platelets in the blood that could then cause bleeding into the tissues, bruising and or slow blood clotting after injury. We are collecting the information and intend to resubmit the Phase II-B protocol to the FDA for approval, which may also include an additional proposal for conducting a dosing study. If the dosing study shows lower doses of Oxycyte can achieve acceptable therapeutic results, and concerns the FDA has with respect to side effects may be ameliorated. Our objective is to file the revised Phase II-B protocol in the first quarter of calendar year 2009. We have also been working on a Phase II protocol for a study in patients with sickle cell pain crisis to be filed with the FDA, but we do not plan on pursuing that filing until our Phase II-B protocol for brain injury is approved by the FDA. Our future plans include testing Oxycyte in stroke, myocardial infarction, malignant tumors, trauma, coronary bypass surgery and decompression sickness. We expect Phase II studies will continue through the end of 2010, at a minimum, after which Phase III studies may be able to commence depending on results of Phase II trials, the development of acceptable protocols for Phase III trials, and the availability of financial and other resources to pursue the Phase II trials.

While pursuing Oxycyte, we are increasing our focus on a new application of perfluorocarbon oxygen carrier technology to therapies applied to the skin, rather than infused, for treating wounds and abrasions. To that end we recently licensed certain technology related to that application from Virginia Commonwealth University and engaged the services of an independent consultant to pursue research and development of the therapies.

Fluorovent is still at the animal testing stage and we have not filed any applications with the FDA for human testing of this product. Since we will likely devote less of our time and resources to advancing this product because of the priority placed on Oxycyte and topical therapies, we do not expect we will be in a position to file any application for this product with the FDA in the near future. Since our priority for the foreseeable future is Oxycyte and topical wound therapy, the following discussion of our business focuses primarily on those products.

Our biosensor implant is still at the animal testing stage of development and we have not filed any applications with the FDA for human testing. Since we do not expect to commit significant resources to development of this technology in the foreseeable future, we recently licensed the technology to an unrelated party who is more focused on research and development in the area of glucose testing and related technologies.

Results of operations – three-months and six-months ended October 31, 2008 compared to three-months and six-months ended October 31, 2007

Research and Development expenses for the three months ended October 31, 2008 were $224,169 compared to $118,871 for the same period in the prior year. This increase was due to additional costs related to conducting the Phase II-A and Phase II-B study in Traumatic Brain Injury (TBI) (increase of $59,587, costs related to the use of research and development specialists on a contract basis to assist the Company in conducting the Phase II-A and Phase II-B studies mentioned above. For the six months ended October 31, 2008, research and development costs were $532,457 compared to $270,363 for the same period in the prior year, Again the majority of the increase in total costs from period to period is due largely to an acceleration of the Oxycete ® development program. Both the three-month and six-month increases in total cost was financed by the latest round of convertible debenture issuance by the Company.

All Phase II related expenses for the three-month and six-month periods ended October 31, 2008, totaled approximately $49,070 and $81,767 respectively, compared to $800 for both comparable periods in 2007. Laboratory supplies for the three-month and six-month periods ended October 31, 2008, were $34,553 and $42,000, respectively, compared to $1,750 for both comparable periods in 2007. Consulting fees for our clinical studies contributed approximately $17,483 to our expenses during the quarter ended October 31, 2008, and $38,053 during the six months ended October 31, 2008, but during the six-month period ended October 31, 2007, there were no consulting fees associated with our clinical trials. Additionally, we incurred approximately $0 in contract manufacturing costs for Oxycyte and approximately $14,545 of equipment rental costs in the second quarter ended October 31, 2008, and approximately $19,700 in contract manufacturing costs and approximately $29,299 of equipment rental costs for the six-month period ended October 31, 2008, none of which we incurred in the six-month period ended October 31, 2007 Because of the nature of our ongoing research and development activities and depending on our cash flow levels, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the three months ended October 31, 2008 were $2,120,582, compared to approximately $178,628 for the same period in the prior year. $1,970,285 of this increase is due to the use of specialized management consultants retained under contract management agreements $1,484,429 of this increase is due to costs related to the issuance of stock options, $1,970,285 of this increase is due to the use of specialized management consultants retained under contract management agreements, and approximately $295,187 in increases to other costs related to General and Administrative expenses. General and

Administrative expenses for the six months ended October 31, 2008 were $4,939,163, compared to approximately $392,114 for the same period in the prior year. Approximately $2,288,421 of this increase is due to the use of specialized management consultants retained under contract management agreements, approximately $1,528,330 of this increase is due to costs related to the issuance of stock options, approximately $114,140 of this increase is due to costs related to investor relations. The remaining $616,158 was due to increases in various other General and Administrative related expenses.

The net loss for the three months ended October 31, 2008 was $3,912,078 compared to a net loss of $931,939 for the same period in the prior year, and the net loss for the six months ended October 31, 2008 was $8,160,293 compared to a net loss of $1,959,166 for the same period in 2007. In addition to the items noted above, interest expense increased approximately $985,679 during the three months ended October 31, 2008 over the comparable period in 2007, to a total of $1,639,055 in interest expense during the quarter. Interest expense increased approximately $1,485,226 during the six months ended October 31, 2008 over the comparable period in 2007, to a total of $2,815,557 in interest expense during the comparable period in 2007. A significant portion of these increases in interest expense are attributable to the sale of convertible notes, with a total face value of $14,077,778, in the third and fourth quarters of fiscal year 2008.

Liquidity, capital resources and plan of operation

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of October 31, 2008, we had $5,222,908 of total current assets and working capital of $5,120,669. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

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

During the third and fourth quarters of fiscal year 2008, the Company received a total of $6,335,000 in cash from the sale of convertible notes, with a total face amount of $14,077,778. The notes are convertible at any time prior to maturity into a total of 56,995,053 shares of common stock, or at a conversion rate of $0.247 per share. In connection with the issuance of these obligations, the Company recorded a 55% original issue discount of $7,742,778, and additional discounts of $4,864,998 related to the relative fair value of the 28,497,501 five-year warrants to purchase common stock at $0.247 per share that were issued in the transaction, and $1,470,002 for the relative fair value of the embedded beneficial conversion feature. The Company also incurred total costs of $5,510,562 for capital raising services on these transactions. The costs of the capital raising services include a $369,215 cash fee, plus $768,337 for the fair value of 2,088,272 restricted shares of common stock, plus $4,373,010 for the fair value of warrants to purchase 21,853,086 common shares at prices ranging from $0.20 to $0.28.

During the six months ended October 31, 2008, net cash provided by financing activities was $2,181,993, which included $ 2,225,624 proceeds from the exercise of warrants, less $43,631 in repayments on a short term note. Of the $ 2,225,624 proceeds received from warrant exercises, we returned $140,000 due to a pricing error in the exercise. Net cash of $ 2,518,373 was used to fund operating activities and $ 93,659 was used for investing activities, which included $11,466 in lab equipment expenditures, $ 70, 028 for the purchase of licensing rights on three patents and other patent additions, and the remaining $12,165 on other equipment. Consequently, our cash and cash equivalents increased from $4,880,633 at April 30, 2008 to $5,204,555 at October 31, 2008. We do not have any lines of credit or other borrowing arrangements with lenders.

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

We do have the working capital necessary to fund our operations in fiscal year 2009. We believe that as early as July 31, 2009, latest end of 2009 we will need additional financing to cover administrative expenses and on-going expenses of testing Oxycyte. Management is actively seeking additional sources of equity and/or debt financing; however there is no assurance that any additional funding will be available in time. Furthermore, management is hoping to generate income in 2009. Should we be unable to obtain additional financing, or income, to meet mid-term needs, we may be forced to cease operations. Our ability to continue as a going concern depends on success of these activities.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon the financial statements presented in this report, which have been prepared in accordance with Accounting Principles Generally Accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including those related to stock-based compensation and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Stock-Based Compensation—We account for stock-based compensation as prescribed by of SFAS No. 123R, which requires stock options and warrants issued to employees and nonemployees to be valued using the fair value method. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

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

Convertible Notes—If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to EITF Issue No. 98-5 (“EITF 98-05”), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Registration Payment Arrangements—In connection with prior private placements of our common stock and warrants to purchase shares of our common stock, we entered into agreements that committed us to timely register the shares of common stock purchased as well as the shares underlying the issued warrants. Those registration agreements specified potential cash penalties if we did not timely register the related shares with the SEC.

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

In connection with the preparation of this report, Oxygen Biotherapeutics’ management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of October31, 2008. Because of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were not effective as of October 31, 2008.

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

•

We are adding administrative staff. The addition of administrative staff will facilitate the design and implementation of document collection and retention procedures with respect to the agreements and documents generated in our financing and business activities.

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

Changes in Internal Controls

There were no changes in Oxygen Biotherapeutics’ internal control over financial reporting during the three month period ended October 31, 2008, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting, except that we have hired a Chief Financial Officer that has helped us to achieve a better segregation of duties in our cash disbursement process and added a person to executive management with knowledge of US Generally Accepted Accounting Principles.

Part II-Other Information

ITEM 1.	LEGAL PROCEEDINGS

Oxygen Biotherapeutics is not presently involved in any legal proceedings and was not involved in any such proceedings during the six month period ended October 31, 2008.

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

In October 2008, Oxygen Biotherapeutics issued 3,132,879 shares of common stock to a convertible note holder upon the conversion of a previously outstanding convertible note in the principal amount of $773,822. In September 2008, Oxygen Biotherapeutics issued 99,183 shares of common stock to a convertible note holder upon the conversion of a previously outstanding convertible note in the principal amount of $24,498. In August 2008 Oxygen Biotherapeutics issued 89,968 shares of common stock to a convertible note holder upon the conversion of a previously outstanding convertible note in the principal amount of $22,222. The securities were issued in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933.

Oxygen Biotherapeutics issued 14,000 common shares at the beginning of each month from August through December 2008 (a total 70,000 shares of common stock) to Chris J. Stern, its Chief Executive Officer, valued at $36,120, pursuant to the terms of the compensation arrangement for Mr. Stern. The securities were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

Oxygen Biotherapeutics issued to Richard Kiral, its Chief Operating Officer, options to purchase 20,000 shares at the beginning of each month from August through December 2008 pursuant to the terms of the compensation arrangement for Mr. Kiral. The exercise prices range from $0.42 to $0.72, and the options expire 3 years following the date of issuance. Oxygen Biotherapeutics issued to Joan Mahan, its corporate secretary, options to purchase 10,000 shares at the beginning of each month from August through December 2008 pursuant to the terms of the compensation arrangement for Ms. Mahan. The exercise prices range from $0.42 to $0.72, and the options expire 3 years following the date of issuance. The foregoing securities were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

Oxygen Biotherapeutics issued to Chris Stern, its Chief Executive Officer, options to purchase 4,000,000 shares as a result of the signed license agreement with Glucometrics, pursuant to the terms of the compensation arrangement for Mr. Stern. The exercise price is $0.245 and the options expire 3 years following the date of issuance.

Oxygen Biotherapeutics also issued to employees and officers, options to purchase 970,000 shares during the period from August through December 2008, pursuant to the terms of their compensation arrangements. The exercise prices range from $0.42 to $0.72, and the options expire 3 years following the date of issuance.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE AMONG SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

On September 22, 2008, we entered into a license agreement with Glucometrics, Inc., an unrelated third party, pursuant to which we licensed the intellectual property pertaining to our implanted glucose biosensor to monitor blood glucose for the development, manufacture, and marketing of products that use or incorporate the intellectual property. In exchange for the license we acquired:

•	a 10% equity interest in Glucometrics;

•

the right to receive a royalty payment on implantable products equal to 10% of the first $10 million in net sales, 8% of the next $40 million of net sales, and 6% of net sales equal to or greater than $50 million;

•

the right to receive a royalty payment on non-implantable products equal to 8% of the first $5 million in net sales, 6% of the next $20 million of net sales, and 4% of net sales equal to or greater than $25 million; and

•	participation in fees and payments made under sublicensing arrangements.

The term of the license agreement is for the life of the patent right licensed under the agreement.

ITEM 6.	EXHIBITS.

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXYGEN BIOTHERAPEUTICS INTERNATIONAL, INC.

December 22, 2008	/s/ Chris J. Stern
Chris J. Stern, Chief Executive Officer
(Principal Executive Officer)

December 22 ,2008	/s/ Charles H. Seeman
Charles H. Seeman, Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)