Form 10-Q
period 2009-01-31
OXYGEN BIOTHERAPEUTICS, INC.
filed 2009-03-16
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 002-31909

OXYGEN BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2593535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2530 Meridian Parkway, Suite 3005, Durham, North Carolina 27713

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

YES  ☐         NO  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of March 12, 2009: 227,746,391 shares of common stock, par value $0.0001.

FORM 10-Q

OXYGEN BIOTHERAPEUTICS, INC.

INDEX

		Page

PART I.	FINANCIAL INFORMATION *	1

	Item 1. Financial Statements	1

	Consolidated Condensed Balance Sheets as of January 31, 2009 (unaudited) and April 30, 2008	1

	Consolidated Condensed Statements of Operations for the Three Months and Nine Months Ended January 31, 2009 and 2008 and for the Period From May 26, 1967 (inception) to January 31, 2009 (unaudited)	2

	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended January 31, 2009 and 2008, and for the Period From May 26, 1967 (inception) to January 31, 2009 (unaudited)	3

	Notes to Consolidated Condensed Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 4T. Controls and Procedures	15

PART II.	OTHER INFORMATION *	16

	Item 1. Legal Proceedings	16

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

	Item 3. Defaults Upon Senior Securities	16

	Item 4. Submission of Matters to a Vote of Security Holders	16

	Item 5. Other Information	16

	Item 6. Exhibits	16

	Signatures	16

* Item 3 of Part I and Item 1A of Part II are not included in this filing as they are not required for Smaller Reporting Companies as defined in Rule 12b-2 of the Exchange Act.

Part I-Financial Information

ITEM 1.	FINANCIAL STATEMENTS.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED BALANCE SHEETS

	January 31, 2009	April 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,146,010	$4,880,633
Prepaid expenses	133,562	72,084

Total current assets	4,279,572	4,952,717
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $646,225 and $599,448	213,102	177,605
DEBT ISSUANCE COSTS, net of accumulated amortization of $2,308,161 and $213,234, respectively	3,202,401	5,297,289
PATENTS, net	96,278	129,102
LICENSING RIGHTS, net	439,895	—
OTHER ASSETS	163,558	—

	$8,394,806	$10,556,713

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$78,954	$63,907
Accrued liabilities	60,613	54,453
Related party payables	—	103,000
Note payable	460,842	43,631

Total current liabilities	600,409	264,991
LONG TERM PORTION of convertible notes, net of debt discount of $ 11,574,101 and $19,716,686 , respectively	1,191,633	539,786

Total liabilities	1,792,042	804,777

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, undesignated, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 183,824,561 and 146,405,576, respectively	18,380	1,464,056
Additional paid-in capital	60,842,558	46,029,242
Deficit accumulated during the development stage	(54,258,174)	(37,741,362)

Total stockholders’ equity (deficit)	6,602,764	9,751,936

	$8,394,806	$10,556,713

See accompanying notes to consolidated condensed financial statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Period From May 26, 1967 (inception) to January 31, 2009	Three Months Ended January 31,		Nine Months Ended January 31,
		2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES AND LOSSES
Research and development	$13,329,979	$440,077	$222,142	$972,534	$492,505
General and administrative	24,360,142	523,463	635,915	5,462,626	1,028,029
Loss on impairment of long-lived assets	39,225	—	—	7,112	—

Total operating expenses and losses	37,729,346	963,540	858,057	6,442,272	1,520,534
INTEREST EXPENSE	17,366,380	7,421,916	1,238,903	10,237,473	2,569,244
LOSS ON EXTINGUISHMENT OF DEBT	250,097	—	250,097	—	250,097
OTHER INCOME AND GAINS	(1,087,649)	(28,937)	(21,678)	(162,933)	(55,330)

NET LOSS	$(54,258,174)	$(8,356,519)	$(2,325,379)	$(16,516,812)	$(4,284,545)

NET LOSS PER SHARE, BASIC AND DILUTED		$(.051)	$(.160)	$(.105)	$(.030)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED		162,643,672	141,460,300	156,842,035	140,699,818

See accompanying notes to consolidated condensed financial statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Period from May 26, 1967 (inception) to January 31, 2009	Nine months ended January 31,
		2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,258,174)	$(16,516,812)	$(4,284,545)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,512,623	90,625	25,347
Amortization of deferred compensation	336,750	—	—
Interest on debt instruments	16,976,290	10,237,473	2,479,109
Bad debt expense	12,500	12,500	—
Loss on debt settlement and extinguishment	163,097	—	250,097
Loss on impairment of long-lived assets	39,225	7,112	—
Loss (gain) on disposal or assignment and write down of property and equipment and other assets	192,683	(26,622)	—
Issuance and vesting of compensatory stock options and warrants	4,638,473	1,577,679	161,575
Issuance of common stock below market value	695,248	—	—
Issuance of common stock as compensation	86,240	73,780	—
Issuance of common stock for services rendered	3,436,311	2,171,032	—
Issuance of note payable for services rendered	120,000	—	—
Contributions of capital through services rendered by stockholders	216,851	—	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	(77,738)	(125,298)	113,106
Accounts payable and accrued liabilities	215,161	(221,793)	(360,855)

Net cash used in operating activities	(25,694,460)	(2,720,324)	(1,616,166)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, equipment and other assets	(1,257,236)	(89,387)	(16,340)
Capitalization of patent costs	(773,653)	(56,060)	—
Purchase of licensing rights	(114,735)	(114,735)	—

Net cash used in investing activities	$(2,145,624)	$(260,182)	$(16,340)

See accompanying notes to consolidated condensed financial statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS—CONTINUED

	Period from May 26, 1967 (inception) to January 31, 2009	Nine months ended January 31,
		2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses	$21,062,248	$2,225,625	$—
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from former and current officer loans	39,500	—	39,500
Repayments of former and current officer loans	(39,500)	—	—
Proceeds from issuance of notes payable, net of issuance costs	2,104,420	19,999	265,638
Proceeds from convertible notes, net of issuance costs	8,807,285	—	2,295,154
Payments on notes—short-term	(552,725)	—	(43,781)
Payments on notes—long term	(291,309)	—	—

Net cash provided by financing activities	31,986,094	2,245,624	2,556,511

Net change in cash and cash equivalents	4,146,010	(734,623)	924,005
Cash and cash equivalents, beginning of period	—	4,880,633	16,234

Cash and cash equivalents, end of period	$4,146,010	$4,146,010	$940,239

Cash paid for:
Interest	$241,855	$—	$96,103

Income taxes	$20,739	$—	$581

See accompanying notes to consolidated condensed financial statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS—CONTINUED

Non-cash financing activities during the nine months ended January 31, 2009:

(1)	The Company issued 27,343,205 shares of common stock for the conversion of notes payable with a gross carrying value of $7,093,526, at a conversion price of $0.247 per share. These notes included discounts totaling $6,334,234, and thus had a net carrying value of $759,292. The unamortized discounts of $ 6,334,234 was recognized as interest expense upon conversion.

(2)	As further discussed in Note 4, the Company entered into a license agreement in May 2008 with Virginia Commonwealth University (“Licensor”) whereby the Company obtained certain rights in connection with three of the Licensor’s patents. The purchase price of these licensing rights totaled $369,728, which included a $16,228 cash payment by the Company plus the issuance of five-year warrants to purchase 500,000 shares of common stock at $0.42 per share. These warrants were valued at $376,970. In connection with the license agreement, the Company also paid the Licensor $50,000 as a deposit towards future royalties.

(3)	During the first nine months of fiscal year ending April 30, 2009, the Company received a total of $2,225,624 from the exercise of warrants. Due to errors made by the Company in the pricing of certain warrant exercise transactions, $140,000 of this total was owed back to the related investors. The Company paid off this obligation during this period and therefore there are no amounts related this obligation shown on the balance sheet. Additionally, the Company is owed $12,500 for a similar warrant exercise pricing error with another investor. This amount has been expensed as a bad debt, as the Company does not intend to take further action to collect this receivable.

(4)	The Company assigned patents related to their glucose monitoring technology with a total historical cost of $180,751 and accumulated amortization of $107,373 to Glucometrics, Inc for a 10 % interest in the company and the right to receive royalty payments on revenues received by Glucometrics, Inc on any products developed using our patented technology. The total investment was recorded at $100,000 and we recognized a gain of $26,622 on the assignment of the patents to Glucometrics, Inc.

Non-cash financing activities during the nine months ended January 31, 2008:

(1)	In connection with the issuance of $282,055 of two-year notes payable, the Company recorded discounts on notes payable related to the original issue discount of $16,417, and additional discounts of $70,282 related to the relative fair value of 2,820,550 warrants issued in the transaction.

(2)	The Company made principal payments on its convertible notes payable of $130,000 through the issuance of 1,228,381 shares of common stock.

(3)	The Company recorded debt issue costs of $542,820 of which $408,973 was non-cash through the issuance of 5,320,550 warrants for capital raising services.

(4)	The Company issued 1,113,066 shares of common stock in a cashless exercise of 6,590,903 warrants.

(5)	In November and December 2007, the Company received $1,000,000 from the issuance of short term bridge loans to fund operations and other working capital needs. The notes are unsecured and pay interest at 10% per year. In addition, the Company issued 5-year warrants to purchase 2,500,000 shares of common stock at $0.245 per share to investors. An additional discount of $288,750 was recorded for the relative fair value of the warrants (see (6)).

(6)	In December 2007, the Company exchanged its $1,000,000 bridge loans (see (5)) for 5 year convertible debentures with a face amount of $2,222,222. The notes are unsecured and were issued with a 55% original issue discount totaling $1,222,222. In addition, the Company issued 5-year warrants to purchase 4,498,426 shares of common stock at $0.247 per share to investors. Additional discounts of $703,554 and $296,446 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively.

(7)	In January 2008, the Company exchanged its remaining outstanding short term loans for 5 year convertible debentures with a face amount of $3,982,545. The notes are unsecured and were issued with a 55% original issue discount totaling $2,190,400. In addition, the Company issued 5-year warrants to purchase 8,061,831 shares of common stock at $0.247 per share to investors. Additional discounts of $1,035,945 and $756,200 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively. Pursuant to this refinancing transaction, the Company recorded a debt extinguishment loss of $250,097.

(8)	The Company financed the prepayment of certain insurance premiums with a short-term note totaling $119,644. The Company repaid a total of $43,781 on this note during the nine months ended January 31, 2008.

(9)	As of January 31, 2008, the Company had received a total of $1,429,000 towards the $6,075,000 convertible notes (Note 3). On a pro rata basis, the Company has recorded the 55% original issue discount of $1,746,556 and accrued debt issuance costs totaling $2,090,280 in connection with proceeds received. This accrual consists of the fair value of the 6,428,250 investor warrants ($1,051,662) and a beneficial conversion feature ($377,338) which have been recorded as discounts to the related notes payable, plus $661,280 for capital raising services. The accrued costs of the capital raising services consist a of $100,030 cash finders’ fee, plus $176,420 for the fair value of 588,066 restricted shares of common stock, plus $384,830 for the fair value of 2,352,263 finders’ warrants that are exercisable at $0.247 per share. All of the accrued warrants on these transactions will not be issued until the full $6,075,000 is received by the Company.

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

The accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of January 31, 2009, and the results of its operations for the three months and nine months ended January 31, 2009 and 2008, and for the period from May 26, 1967 (inception) to January 31, 2009, and its cash flows for the nine months ended January 31, 2009 and 2008, and for the period from May 26, 1967 (inception) to January 31, 2009. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2008 filed with the Commission on August 13, 2008.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at January 31, 2009, has an accumulated deficit of $54,258,174, continues to sustain operating losses on a monthly basis, and expects to incur operating losses for the foreseeable future. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Although management believes that the Company has necessary working capital to fund operations through calendar year 2009, management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying January 31, 2009 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141R) effective for fiscal years beginning after December 15, 2008. The new standard is based on a fair value model and requires an acquirer to measure all assets acquired and liabilities assumed at their respective fair values at the date of acquisition. This includes measuring non controlling (minority) interests at fair value. SFAS 141R establishes principles and requirements for recognizing and measuring goodwill arising from a business combination, and any gain from a bargain purchase. SFAS 141R establishes new disclosure standards and significantly alters the accounting for contingent consideration, pre-acquisition contingencies, in-process research and development and restructuring costs. It requires expensing of acquisition-related costs as incurred. Transactions consummated after the effective date of SFAS 141R apply the new standard prospectively. Existing guidance in SFAS 141 applies to business combinations consummated prior to the effective date of SFAS 141R. The Company does not anticipate the adoption of SFAS 141R to have a material impact on its results of operations, financial position, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS 160) which amends Accounting Research Bulletin No. 51 and provides accounting and reporting standards for noncontrolling (minority) interests in a subsidiary and deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests to be presented separately within equity in the consolidated statement of financial position. Consolidated net income attributable to the parent and noncontrolling interests are to be separately presented on the face of the statement of operations. A change in ownership that does not affect control of a subsidiary is to be accounted for as an equity transaction. A change in ownership that affects control results in recognition of a gain or loss and remeasurement at fair value of any remaining noncontrolling interest. Because SFAS 160 requires that a noncontrolling interest continue to be attributed its share of losses, a noncontrolling interest could have a negative carrying balance. SFAS 160 is effective for fiscal years beginning after December 15, 2008. In the year of adoption, presentation and disclosure requirements will apply retrospectively to all periods presented. The Company does not expect adopting SFAS 160 will materially affect its consolidated financial statements or results of operations.

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

In June 2008, the FASB issued EITF 07-05, “Determining whether an instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Management is evaluating what effect EITF 07-05 will have on Oxygen Biotherapeutics, Inc financial position and operating results.

OXYGEN BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

2. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

The Company’s net loss for the nine months ended January 31, 2009 and 2008 includes approximately $1,577,679 and $24,093 of non-cash stock-based compensation costs. As of January 31, 2009, there was approximately $127,363 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

The fair value of each option grant during the nine months ended January 31, 2009 was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions: an average risk-free interest rate of 3.95%; average volatility of 105.34%; zero dividend yield for all years, expected life of either 3 years or 10 years depending on the option agreement, and an estimated forfeiture rate of 25.6%. There were 4,570,000 options to purchase shares of the Company’s common stock during the nine months period ending January 31, 2009.

4. LICENSING RIGHTS AND PATENTS

In May 2008, the Company entered into a license agreement with Virginia Commonwealth University (“Licensor”) whereby Oxygen Biotherapeutics obtained a worldwide, exclusive license to valid claims under three of the Licensor’s patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications, except that the Company can terminate the agreement at any time on not less than 90 days advance notice.

OXYGEN BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

4. LICENSING RIGHTS AND PATENTS (CONTINUED)

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

The $50,000 initial fee is fully credited towards future royalty or sublicensing revenue payments to the Licensor. This fee has been accounted for as a deposit and is included in other assets at January 31, 2009.

The $16,228 reimbursement costs and the $353,500 value of the 500,000 warrants discussed above were capitalized as licensing rights and are being amortized over a period of ten years. Accumulated amortization on the licensing rights at January 31, 2009 totaled $28,340. The Company agreed to pay to the Licensor a royalty on net sales of licensed products as follows:

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

As of January 31, 2009, the Company has not met any of the milestones identified above and therefore has not incurred any liabilities related to this licensing agreement. The Company expects to have to pay $25,000 under this agreement at the completion of the Traumatic Brain Injury/ Spinal cord trial and we expect this to be completed sometime in the first quarter of fiscal 2012. The Company expects to pay an additional $50,000 during the second quarter of calendar 2009 under this agreement because of the development of a wound product (medical device) and a dermatology product (wound device).

In September 2008, the Company assigned all of its patent rights on glucose monitoring technology to Glucometrics, Inc. The agreement calls for Glucometrics, Inc to have exclusive rights to this technology for the entire life of the patent. In exchange for the use of these patent rights the Company acquired a ten percent interest in Glucometrics, Inc and acquired the right to receive royalty payments on revenues generated by any product developed by Glucometrics that uses our glucose monitoring technology. The patents assigned to Glucometrics. Inc had a cost of $180,751 and had accumulated amortization of $107,373. The Company valued the entire investment in Glucometrics, Inc at $100,000, The Company believes that $100,000 represents the fair value of assets received from Glucometrics in an arms-length- agreement. The Company has recognized a gain on the assignment of patent rights in the amount of $26,622. In the future, the Company will recognize in revenue any royalty payments received as part of this agreement. The Company records all such equity acquisitions using the cost method.

One of the officers of Glucometrics, Inc is a former employee of Synthetic Blood International and did extensive research work under the guidance of Dr. Leland Clark, Founder of Synthetic Blood International. Both he and Dr. Richard Kiral, President and Chief Operating Officer of Oxygen Biotherapeutics, Inc worked on Dr. Clark’s team during the same period of time.

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

OXYGEN BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

5. STOCKHOLDERS’ EQUITY

During the nine months ended January 31, 2009:

(1)	The Company issued 27,343,205 shares of common stock for the conversion of notes payable with a gross carrying value of $7,093,526, at a conversion price of $0.247 per share. These notes included discounts totaling $6,334,234, and thus had a net carrying value of $759,292. The unamortized discounts of $ 6,334,234 was recognized as interest expense upon conversion.

(2)	Pursuant to the exercise of warrants, the Company issued 8,163,000 shares and received a total of $2,225,624. Due to errors made by the Company in the pricing of certain warrant exercise transactions, $140,000 of this total is owed back to the related investors. The Company has included this obligation in current liabilities. Additionally, the Company is owed $12,500 for a similar warrant exercise pricing error with another investor. This amount has been expensed as a bad debt, as the Company does not intend to take further action to collect this receivable.

(3)	The Company issued 126,000 shares of its common stock as compensation to its Chief Executive Officer, valued at $73,780.

(4)	The Company issued 411,250 shares of its common stock to Fiona International at a price of $0.27 per share for a total value of $296,100 in payment for consulting services related to licensing of the Company’s Oxycyte product and other corporate matters.

(5)	The Company issued a total of 5,520,000 options to employees as compensation during the nine-month period ending January 31, 2009 which included 4,000,000 shares to the Chief Executive Officer for services rendered in relation to the negotiating of a royalty agreement. The 5,520,000 options had exercise prices ranging from $0.245 to $0.720 and also contained three-year terms. The company charged $1,577,679 to compensation expense during the nine-month period ending January 31, 2009.

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

The following table summarizes the Company’s stock warrant information during the nine month period ended January 31, 2009:

	The nine month period Ended January 31, 2009
	Warrants	Weighted Average Exercise Price
Outstanding as of April 30, 2008	125,647,919	$0.25
Granted	3,532,000	0.27
Exercised	(8,163,000)	0.27
Forfeited	(2,500)	—

Outstanding as of January 31, 2009	121,014,419	$0.25

As of January 31, 2009, potentially issuable shares of common stock included 13,305,000 options and 121,014,419 warrants.

6. RELATED PARTY TRANSACTIONS

During the nine months ended January 31, 2009, the Company paid $ 88,238 in severance payments to Robert Nicora, a former President and Chief Executive Officer of the Company.

OXYGEN BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—CONTINUED

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

The utilization of net operating loss carry forwards will likely be limited based on past and future issuances of common and preferred stock due to the ownership change provisions of Internal Revenue Code Section 382.

8. COMMITMENTS AND CONTINGENCIES

Employment Agreements — Effective March 25, 2008, Dr. Chris J. Stern, the Company’s Chairman of the Board, was appointed to the office of Chief Executive Officer and will retained his position as Chairman. At the time Dr. Stern was elected to the Board in November 2007 and appointed Chairman, the Company agreed to pay to Dr. Stern’s consulting firm a monthly fee of $15,000 for consulting services that Dr. Stern provides to the Company, issued to him options to purchase 1,000,000 common shares at an exercise price of $0.245 per share that expire three years from the grant date, and subsequently issued to him in September 2008 under his agreement with the Company options to purchase an additional 4,000,000 common shares at an exercise price of $0.245 per share that expire three years from the grant date. As a result of Dr. Stern’s appointment as Chief Executive Officer, the Board has agreed to pay Dr. Stern’s consulting company an additional $5,000 per month by way of consulting fees and also to pay the consulting company $2,500 per month for additional secretarial and administration expenses. Furthermore, the Board also agreed (i) to issue to Dr. Stern an aggregate of 14,000 shares of the Company’s common stock on the 1st of every month, commencing with April 1, 2008, for so long as Dr. Stern serves on the Board, and (ii) to issue and pay to Dr. Stern, upon his termination as a board member by the Company for whatever reason, with or without cause, an aggregate of 100,000 shares of the Company’s common stock and the sum of $200,000, payable upon such termination.

OXYGEN BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

On February 1, 2000 the Board of Directors approved a two-year employment contract with Dr. Richard Kiral, as Vice President of Product Development. Dr. Kiral’s current base annual salary is $247,000 for the year ending April 2009 and includes an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $200,000 life insurance payable by the corporation and payable to a beneficiary named by the insured, and options granted for 75,000 shares annually. The contract will renew automatically annually unless terminated by either party. Dr. Kiral’s employment agreement provides that he is to receive a minimum severance payment equal to 9 months of his annual salary period in the event of a change in control as defined. Effective March 25, 2008, the Board appointed Dr. Kiral to serve as President and Chief Operating Officer of the Company. Pursuant to an agreement executed on March 26, 2008, Dr. Kiral’s employment agreement with the Company has been amended to provide for payment of a sum equal to Dr. Kiral’s annual base salary in the event of Dr. Kiral’s termination without cause, as that term is defined in the employment agreement. Furthermore, the Board has increased Dr. Kiral’s monthly compensation by $6,000 and has agreed to (i) to issue to Dr. Kiral an aggregate of 20,000 options to purchase shares of the Company’s common stock, at a price to be determined, on the 1st of every month, commencing with April 1, 2008, for so long as Dr. Kiral serves on the Board, and (ii) to issue and pay to Dr. Kiral, upon his termination as a board member by the Company for whatever reason, with or without cause, an aggregate of 100,000 shares of the Company’s common stock and the sum of $200,000, payable upon such termination.

Effective November 20, 2007, Robert W. Nicora, the Company’s President, Chief Executive Officer and Chief Financial Officer resigned from all officer positions and from his directorship. In accordance with his employment agreement, Mr. Nicora is entitled to receive a total amount of $378,233 which includes accrued salaries, repayment of advances and severance payments. A total of $88,238 was paid on this obligation during the current nine month period and the Company has a $15,000 obligation on this agreement as of January 31, 2009.

Effective September 26,2008, The Board of Directors approved the appointment of Charles H. Seeman to the position of Chief Financial Officer and Executive Vice President, Finance and Administration. In accordance with his employment agreement, Mr. Seeman is entitled to receive a base salary of $100,000, a $800 a month car allowance and upon approval of the Chief Executive Officer a grant to purchase 50,000 shares of the Company stock at a price of $.460 per share and additional grants of 50,000 shares each at each successful completion of each year of service. Mr. Seeman is also entitled to receive a bonus equal to 10 percent of his base salary for each year of service upon the approval of the Chief Executive Officer.

Consulting Agreement—On May 5, 2008 the Company entered into a consulting agreement with Fiona International SA for the provision of consulting services concerning licensing of the Company’s Oxycyte product and other corporate matters. The agreement was effective through August 4, 2008, and involved the following remuneration: (a) Cash payments during the current quarter totaling $87,500; (b) the issuance of 3,032,000 five year common stock purchase warrants with an exercise price of $0.247 during the current quarter; (c) and the issuance of 411,250 shares of common stock on August 1, 2008. At January 31,2009, the Company did not have any obligation under this agreement.

Other Agreements—The Company has entered into agreements with two of its Board members and a consultant whereby it will grant 3-year options for a total of 1,800,000 shares at an exercise of price of $0.30 per share in the event the Company enters into a license agreement, undergoes a change of control, or is sold.

As a result of the Glucometrics, Inc licensing agreement; Dr. Bruce Spies (board member), Dr. Gerry Klein (board member) and Dr. Ross Bullock (consultant) received these options. Each board member received his shares in two installments: 300,000 shares dated March 26, 2008 and an additional 300,000 shares each dated September 24, 2009. All of these options carry a 3 year expiration date.

Registration Requirement—Warrants totaling 49,410,844 and convertible notes with a face amount of $20,256,472 and conversion shares totaling 82,010,008 issued during the year ended April 30, 2008 are subject to a requirement that the Company file a registration statement with the SEC to register the underlying shares, and that it be declared effective on or before January 9, 2009. As of March 12, 2009, the Company has received signed waivers from all but four of these warrant holders and the company believes it does not have any obligation under this agreement.

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

OXYGEN BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—CONTINUED

(UNAUDITED)

9. MERGER

On June 17, 2008, the stockholders of Synthetic Blood International, Inc. approved the Agreement and Plan of Merger dated April 28, 2008 (“Plan of Merger”), between Synthetic Blood International and Oxygen Biotherapeutics, Inc., a Delaware corporation. Oxygen Biotherapeutics was formed on April 17, 2008, by Synthetic Blood International to participate in the merger for the purpose of changing the state of domicile of Synthetic Blood International from New Jersey to Delaware. Certificates of Merger were filed with the states of New Jersey and Delaware, and the merger was effective June 30, 2008. Under the Plan of Merger, Synthetic Blood International has been merged with and into Oxygen Biotherapeutics, which is the surviving corporation. As a result of the merger: (a) each share of Synthetic Blood International common stock outstanding on June 30, 2008, has been converted to one share of Oxygen Biotherapeutics common stock; (b) the name of the corporation is changed to Oxygen Biotherapeutics, Inc.; (c) the number of authorized common shares changed from 200,000,000 common shares, par value $0.01, to 400,000,000, par value $0.0001; (d) the Certificate of Incorporation and Bylaws of Oxygen Biotherapeutics are now the charter documents for the corporation; and (e) the General Corporation Law of the State of Delaware now applies to the corporation, rather than the New Jersey Business Corporation Act.

10. SUBSEQUENT EVENTS

On January 23, 2009 the company received a letter from the United States Food and Drug Administration (FDA) claiming two deficiencies still pending in our Traumatic Brain Injury indication proposal. The Company disagrees with the FDA’s interpretation of data and on February 4, 2009 submitted rebuttal to the FDA’s claim. On February 10, 2009 the Company asked the FDA CBER Ombudsman to mediate in the process.

The Board of Directors approved a new employment agreement with Mr. Stern effective February 1, 2009, that supercedes all prior compensatory arrangements with Mr. Stern and his associates. The agreement is effective for a one-year term commencing February 1, 2009, and automatically renews for additional one-year terms, unless Mr. Stern terminates the agreement in advance of renewal or the Company gives Mr. Stern at least 120 days advance notice that it elects not to renew at the end of the then current term. Under the agreement Mr. Stern will receive as compensation:

•	Annual base salary of $300,000;

•

Cash bonus equal to one percent of base salary for each two percent of the Company’s annual goals and/or milestones achieved, which are established annually by the Board of Directors; provided, that no bonus is paid unless at least 100 percent of annual goals and/or milestones are achieved (the Board has not yet established 2009 annual goals or milestones on which to base the payment of any bonus);

•	14,000 shares of the restricted common stock of the Company on a monthly basis (a total of 168,000 shares per year);

•	Fixed monthly automobile allowance of $800;

•	Fixed payment of $2,500 per month for secretarial and related office support; and

•	Other employee benefits.

If Mr. Stern ceases to be a director of the Company for any reason, he is entitled to receive $200,000 in cash and 100,000 restricted common shares. Furthermore, if Mr. Stern is terminated without cause or Mr. Stern terminates the agreement for good reason, then he is entitled to receive one-year of base salary, all bonuses then payable, and the economic value of the replacement cost for one-year of the other benefits under the agreement, and he has the right to exercise immediately all outstanding options, vested and unvested, on the terms set forth in the options he holds, including “cashless exercise” through conversion of the options to common shares based on the difference between market price and exercise price. In connection with the adoption of this agreement, the Company agreed that options previously issued to Mr. Stern to purchase 1,000,000 common shares at an exercise price of $0.245 per share that originally expired in November 2010 are extended to November 2017, options to purchase 4,000,000 common shares at an exercise price of $0.245 per share that originally expired in September 2011 are extended to September 2018, and all of the options are amended to allow for “cashless exercise” through conversion of the options to common shares based on the difference between market price and exercise price.

On February 22, 2009 the Company signed a memorandum of understanding (MOU) with Virginia Commonwealth University to jointly establish the Purple Heart Injury Lab (PHIL) to focus on development of battlefield injury treatment and then translate such treatments for civil commercial use. The MOU requires that the two organizations develop a business plan for the operation of PHIL within ninety (90) days of the signing of this MOU. To fund the PHIL initiative, on February 22, 2009 the Company filed a Senate Defense Appropriation request for $15 million in federal funding for the PHIL initiative.

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

The nature of our business is to spend years in development and testing of pharmaceutical and medical device products, take products through to the stage of 2-B trials with the United States Food and Drug Administration (FDA) and after 2B trials have been completed we then contract with a major pharmaceutical manufacturer to market and distribute the product under royalty contract. During the periods of development and regulatory review we have no product to sell and no revenue. Nevertheless, we incur substantial costs pursuing this process, which requires cash that comes from outside sources. We rely on outside financing to fund our operations, and will for the foreseeable future. That means we must continue to show progress with our products and be able to locate investors willing to commit their funds to a speculative venture that will ultimately be successful only if we can actually bring a product to market and gain a meaningful level of market acceptance and penetration. Because of these factors a larger number of biotechnology products under development fail, and there is no assurance that the products we have under development will not suffer the same fate.

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

A Phase II-A trial in severe brain injury patients was started in 2006 and has been completed with good results. The Phase II-B trial protocol was filed in April 2008. In October 2008, we met with the FDA regarding the trial protocol. The FDA requested additional information on the patient experience of the participants in the Phase II-A trial for purposes of evaluating potential side-effects associated with the use of Oxycyte, including thrombocytopenia, which is a deficiency of platelets in the blood that could then cause bleeding into the tissues, bruising and or slow blood clotting after injury. We collected the information and submitted a response to the FDA; which we believe addressed all of their concerns and included an additional proposal for conducting a dosing study. The FDA responded that they felt that there were still two deficiencies outstanding and we have engaged the FDA Ombudsman to review our documentation and mediate the process on our behalf. In conjunction with the application to conduct trials in the United States, we have initiated the process to conduct the same study in Switzerland. We believe that even though the process is different in Switzerland; the information obtained in the Swiss study can be used in the United States as well. The goal of Swiss dosing study is to show that lower doses of Oxycyte can achieve acceptable therapeutic results. Our objective is to file a Phase II-B type study with Swiss-med during the second quarter of calendar year 2009, and simultaneously work on resolving the issues with the U.S. FDA. We have also been working on a Phase II protocol for a study in patients with sickle cell pain crisis to be filed with the FDA, but we do not plan on pursuing that filing until our other Phase II-B protocol is approved by the FDA. Our future plans include testing Oxycyte in stroke, myocardial infarction, malignant tumors, trauma, coronary bypass surgery and decompression sickness. We expect Phase II studies will continue through the end of 2011, at a minimum, after which Phase III studies may be able to commence depending on results of Phase II trials. The business model of the Company is to develop indications and then out-license them to a partner once they are ready to begin Phase III trials.

While pursuing Oxycyte, we are increasing our focus on a new application of perfluorocarbon oxygen carrier technology to therapies applied to the skin, rather than infused, for treating wounds and abrasions. To that end we recently licensed certain technology related to that application from Virginia Commonwealth University and engaged the services of an independent consultant to pursue research and development of the therapies. Also the Company has developed a wound dressing in gel form and is currently in the FDA filing process for this topical wound dressing; which we believe will qualify as a non-prescription drug.

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

Results of operations – Quarter ended January 31, 2009 compared to quarter ended January 31, 2008

Research and Development expenses for the three months ended January 31, 2009 were $440,077 as compared to $222,142 for the same period in the prior year. The bulk of this increase, $133,511, was due to costs associated with Oxycete development and the additional costs related to conducting the Phase II-A and Phase II-B study in Traumatic Brain Injury (TBI) . General and Administration expenses for the three month period ended January 31, 2009 were $523,463 as compared to $635,915 for the same period in the prior year. The bulk of this decrease was due to a decrease in the value of stock options issued. Finally the company recorded an additional $6,183,013 in interest cost in the quarter-ended January 31, 2009 as compared to the quarter-ended January 31, 2008. The reason for this $6,183,013 increase in interest cost was due to the Company exchanging its convertible debt instruments into common stock and the related recording of unamortized discounts on these notes as interest expense when converted. Overall the Company reported a net loss of $8,356,519 during the quarter-ending January 31, 2009 as compared with net loss of $2,325,379 for the same period in the prior year.

Results of operations – nine month period ended January 31, 2009 compared to nine month period ended January 31, 2008

Research and development expenses for the nine month period ending January 31, 2009 were $972,534 as compared to $492,505 for the same period in the prior year. Approximately one-half of this increase was again due to costs associated with Oxycete development and the additional costs related to conducting the Phase II-A and Phase II-B study in Traumatic Brain Injury (TBI) General and Administrative expenses for the nine-month period ending January 31, 2009 were $5,462,636 as compared to $1,028,029 for the same period in the prior year. $1,416,105 of this increase was due to the issuance of stock options to key employees. The Company also incurred additional costs of $2,298,930 related to the use of professional consultants to help resolve regulatory issues and an additional $332,902 to help manage the FDA trials . Finally the Company recorded an additional $7,668,229 in interest cost during the nine month period ending January 31, 2009 as compared to the same period ending January 31, 2008. The reason for this $7,668,229 increase in interest cost was due to the Company exchanging its convertible debt instruments into common stock and the related recording of unamortized discounts on these notes as interest expense when converted. Overall the Company reported a net loss of $16,516,812 during the nine-month period ending January 31, 2009 as compared with net loss of $4,284,545 for the same period in fiscal year 2008. Because of the nature of our ongoing research and development activities and depending on our cash flow levels, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

Liquidity, capital resources and plan of operation

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of January 31, 2009 we had $4,279,572 of total current assets and working capital of $3,679,163. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

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

During the nine month period ended January 31, 2009, the Company issued 27,343,205 shares of common stock for the conversion of notes payable with a gross carrying value of $7,093,526, at a conversion price of $0.247 per share. These notes included discounts totaling $6,334,234, and thus had a net carrying value of $759,292. The unamortized discounts of $6,334,234 was recognized as interest expense upon conversion.

During the nine months ended January 31, 2009, net cash provided by financing activities was $2,245,624, which included $2,225,625 proceeds from the exercise of warrants, plus an additional $19,999 in financing from a short term note. Of the $ 2,225,624 proceeds received from warrant exercises, we returned $140,000 due to a pricing error in the exercise. Net cash of $ 2,720,324 was used to fund operating activities and $ 260,182 was used for investing activities, which included $11,466 in lab equipment expenditures, $ 70, 028 for the purchase of licensing rights on three patents and other patent additions, and the remaining $12,165 on other equipment. Consequently, our cash and cash equivalents increased from $4,880,633 at April 30, 2008 to $4,146,010 at January 31, 2009. We do not have any lines of credit or other borrowing arrangements with lenders.

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

        We do have the working capital necessary to fund our operations through the first quarter of calendar year 2010. We believe that as early as July 31, 2009, latest end of 2009 we will need additional financing to cover administrative expenses and on-going expenses of testing Oxycyte. Management is actively seeking additional sources of equity and/or debt financing; however there is no assurance that any additional funding will be available in time. Furthermore, management is hoping to generate income in 2009. Should we be unable to obtain additional financing, or income, to meet mid-term needs, we may be forced to cease operations. Our ability to continue as a going concern depends on success of these activities.

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

ITEM 4T.	CONTROLS AND PROCEDURES.

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

In connection with the preparation of this report, Oxygen Biotherapeutics’ management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009. Because of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were not effective as of January 31, 2009.

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

Changes in Internal Controls

The changes in Oxygen Biotherapeutics’ internal control over financial reporting during the three-month period ended January 31, 2009, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

•

During the 3rd quarter of 2009 we added a computer server that will be used to maintain all corporate documents. We also developed a program to track changes in company debt and equity instruments. Also during the current quarter we developed a high-level Sarbanes-Oxley test plan and developed an employee handbook that stresses the importance of internal controls in each job function.

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

Part II-Other Information

ITEM 1.	LEGAL PROCEEDINGS.

Oxygen Biotherapeutics is not presently involved in any legal proceedings and was not involved in any such proceedings during the nine-month period ended January 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE AMONG SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXYGEN BIOTHERAPEUTICS INTERNATIONAL, INC.

March 13 2009	/s/ Chris J. Stern
Chris J. Stern, Chief Executive Officer
(Principal Executive Officer)

March 13 2009	/s/ Charles H. Seeman, CPA
Charles H. Seeman, CPA Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)