Form 10-K
period 2009-04-30
OXYGEN BIOTHERAPEUTICS, INC.
filed 2009-08-12
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2009

Commission File No. 002-31909

OXYGEN BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2593535
(State of Incorporation)	(IRS Employer I.D. Number)

2530 Meridian Parkway, Suite 3084, Durham, North Carolina 27713

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number and area code: (919) 806-4414

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $63,105,747.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of August 5, 2009 was 293,692,570.

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

PART I

ITEM 1—BUSINESS

General

Oxygen Biotherapeutics, Inc. (“Oxygen Biotherapeutics” or “OBI”) is engaged in the business of developing biotechnology products with a focus on oxygen delivery to tissue. We are currently developing Oxycyte™, a product we believe is a safe and effective oxygen carrier for use in surgical and similar medical situations. We have developed a family of perfluorocarbon based oxygen carriers for use in personal care, topical wound healing, and other topical indications. In addition, we also have under development Fluorovent™, an oxygen exchange fluid for facilitating the treatment of lung conditions, and out licensed our rights to a biosensor implant product that uses an enzyme process for measuring the glucose level in subcutaneous fluid. During the fiscal years ended April 30, 2009 and 2008, we spent approximately $1,598,807 and $939,998, respectively, on research and development.

We received approval of our Investigational New Drug application for Oxycyte filed with the U.S. Food and Drug Administration (FDA) and began Phase I clinical studies in October 2003, which were completed in December 2003. We submitted a report on the results, which were in line with our expectations, to the FDA along with a Phase II protocol in 2004. Phase II-A clinical studies began in the fourth quarter 2004, and were completed in 2006. A further Phase II study protocol was filed with the FDA in the spring of 2008, but put on clinical hold due to safety concerns raised by the regulatory agency. Management decided to take a radically different approach to trials from the past and filed a revised protocol as a dose-escalation study with the regulatory authorities in Switzerland and Israel. The trial already has received Ethic Commission approval in three Cantons of Switzerland, and one site in Israel. Management is hopeful the protocol will be approved and the new study should begin in early September of 2009. We expect to commit a substantial portion of our financial and business resources over the next three years to testing Oxycyte and advancing this product to the point it has regulatory approval for use in one or more medical applications.

In April 2009, OBI pursued another avenue with the FDA by filing an application with the FDA to obtain orphan drug designation for Oxycyte for the treatment of patients with severe, closed-head Traumatic Brain Injury (TBI). If granted, orphan drug status would entitle Oxycyte to seven years of marketing exclusivity for the orphan TBI indication after FDA approval. The orphan drug designation in cases of severe, closed-head TBI is in addition to Oxycyte use in treating other injuries and conditions.

OBI filed a Cosmetic Product Ingredient Statement (CPIS) with the FDA for Dermacyte™ Gel, its new Oxycyte-based cosmetic product. The gel is an oxygen-rich formulation of Oxycyte, which OBI believes will promote skin health and other desirable cosmetic benefits when applied to the skin. A CPIS is a voluntary registration with the FDA recommended for a cosmetic product’s proposed commercial introduction. We are now evaluating the market opportunities for this product, so we have not entered into any agreements for the manufacture and marketing of Dermacyte.

In March 2009, OBI reached a development and commercial supply agreement with Hospira Worldwide, Inc., to participate in the advancement and manufacture of clinical-grade Oxycyte. During the development phase of the agreement, which is expected to last at least through the end of 2009, Hospira will provide services in connection with establishing Oxycyte commercial production formulation, manufacturing processes, testing protocols, validation procedures, and regulatory approvals for commercial production. For these services, OBI will pay to Hospira a total of $876,000 upon achieving specified milestones in the development phase. Following successful completion of the development phase, OBI has agreed to purchase all of its requirements for commercial distribution of Oxycyte from Hospira at prices to be negotiated by the parties for an initial term of seven years, which is automatically renewed at the end of the initial and each renewal term for an additional two years, unless terminated after the initial term by either party on not less than 36 months advance notice. Hospira will formulate, fill, finish and label Oxycyte in accordance with good manufacturing practice standards required by applicable regulations for the production of drugs. OBI believes Hospira will have sufficient manufacturing capacity to supply the amount of Oxycyte OBI may need for commercial distribution in the foreseeable future.

On February 23, 2009, OBI signed a memorandum of understanding with an educational institution (MOU) to establish a federal defense appropriation-funded joint venture focusing on developing new treatments for military battlefield injuries. The joint venture initially intended to establish an entity to be known as the Purple Heart Injury Laboratories (PHIL) in Richmond, VA as jointly managed and operated research laboratory focusing on healing battlefield injuries with new therapies and concepts. This facility initially was to be a segment of Virginia Commonwealth University Reanimation Engineering Shock Center (VCURES) and the initial funding for the joint venture was sought through an appropriation request in the 2009/2010 federal defense budget. In May 2009 we reviewed the potential of PHIL and decided to establish PHIL as a not for profit entity within a broader concept of multiple academic institution. On June 29, 2009, we established PHIL as a not for profit corporation and intend to file an application with the Internal Revenue Service for 501(c)(3) status. PHIL will initially seek grant moneys, private donations, government appropriations, and federal budget line-items to pursue scientific research and new therapies that focus on healing battlefield injuries. A licensing agreement between PHIL and OBI gives the rights to all military application for Oxycyte to PHIL, and in return OBI receives a first right of refusal to participate in a majority ownership in all commercial and civil applications resulting from any research conducted by PHIL.

In February 2009, OBI engaged PFC Pharma Focus AG, a Swiss contract research organization (CRO) to supervise a proposed Phase II Oxycyte dose escalation clinical trial in Switzerland and Israel for TBI. OBI has completed the filing processes for the clinical trial protocol in Switzerland and Israel with the relevant ethic committees and governmental bodies and is expecting the trial to start by September 2009. The terms of the contract call for PFC Pharma Focus, AG to bill Oxygen Biotherapeutics as work is performed.

In May 2009, OBI signed a limited purpose cooperative research and development agreement (LP-CRADA) for equipment/material transfer (from non-NAVY provider to NAVY recipient) with the Naval Medical Research Center and Walter Reed Army Institute of Research for an IND to use Oxycyte in Decompression sickness. The terms of this agreement give the Naval Medical Research Center the right to use our compound in any way they see fit and also require that the Naval Medical Research Center to purchase Oxycyte from Oxygen Biotherapeutics. The Navy will invest up to $3.8 million in a three-year program for trials of Oxycyte in decompression sickness and related spinal cord injury.

Fluorovent is still at the animal testing stage and we have not filed any applications with the FDA for human testing of that product. We have out licensed our biosensor to a company named Glucometrics, Inc. in exchange for a ten percent ownership in the company and license fees from revenues. Since we will likely devote less of our time and resources to advancing these products because of the priority placed on Oxycyte, we do not expect we will be in a position to develop these products without license partners. Since our priority for the foreseeable future is Oxycyte, the following discussion of our business focuses primarily on that product.

Oxygen Biotherapeutics was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David & Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc. Effective June 30, 2008, we changed the domiciliary state of the corporation to Delaware and changed the company name to Oxygen Biotherapeutics, Inc.

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

The use of donated blood in transfusion therapy, while effective in restoring an adequate supply of oxygen in the body of the recipient, has several limitations. Although testing procedures exist to detect the presence of certain diseases in blood, these procedures cannot eliminate completely the risk of blood-borne disease. Transfused blood also can be used only in recipients having a blood type compatible with that of the donor. Delays in treatment, resulting from the necessity of blood typing prior to transfusion, together with the limited shelf life of blood and the limited availability of certain blood types, impose constraints on the immediate availability of compatible blood for transfusion. There is no commercially available blood substitute in this country that addresses these problems. The regulatory authorities in the U.S. are very skeptical regarding blood substitutes and OBI assessed chances of getting a blood substitute approved by the FDA as very limited. Therefore, OBI changed its direction away from synthetic blood to oxygen to tissue delivery.

Oxycyte is intended as an oxygen carrier that ordinarily would be applied in cases of trauma, surgery (emergency and elective), and other general medical applications. For trauma and emergency surgical procedures, Oxycyte’s immediate availability, universal compatibility, and the absence of risk of blood borne diseases provide significant advantages over transfused blood or other proposed oxygen delivery systems based on biological material.

We believe there exist potential sources of demand for which blood is not currently utilized and for which Oxycyte may be suitable. These include applications in which the required blood type is not immediately available or in which transfusions are desirable but not given for fear of a transfusion reaction due to difficulty in identifying compatible blood. For example, we believe emergicenters and surgicenters both experience events where an oxygen-carrying fluid may be useful. We also believe Oxycyte may be used by emergency medical technicians in ambulances, medical helicopters and other pre-hospital settings. In addition, the military has expressed a high level of interest in oxygen-carrying products for the treatment of battlefield injuries.

Based on these circumstances, we believe there may be a substantial and meaningful market for an effective oxygen carrier, and we believe Oxycyte is a viable candidate for exploiting that market.

Our primary product—Oxycyte

Our Oxycyte oxygen carrier product is a perfluorocarbon emulsified with water and a surfactant, which is provided to the patient intravenously. The physical properties of perfluorocarbon enable our product to gather oxygen from the lungs and transport the oxygen through the body releasing it along the way. Over a period of days Oxycyte gradually evaporates in the lungs from where it is exhaled. Oxycyte requires no cross matching, so it is immediately available and compatible with all patients. Oxycyte has an extended shelf life compared to blood. Since Oxycyte is not based on any biological component, it is sterile and free of potential contamination from a donor. Further, since Oxycyte is based on readily available inert compounds, we believe it can be manufactured on a cost effective basis in amounts sufficient to meet demand.

After receiving clearance from the FDA, we conducted a Phase I clinical study on Oxycyte, which was completed in December 2003. We submitted a report on the results, which were in line with our expectations, to the FDA along with a Phase II protocol in 2004. Phase II-A clinical studies began in the fourth quarter 2004, and were completed in 2006. A further Phase II study protocol was filed with the FDA in the spring of 2008, at which time the FDA requested additional safety information and data. OBI is pursuing a testing program aborad to address this issue, as well as to advance the compliance with the regulatory requirements in other countries to allow commercialization of Oxycyte. OBI subsequently filed the protocol for a dose escalation and safety study in 128 patients in Switzerland and Israel. The study will be a double-blind study in up to six centers in Switzerland and up to five centers in Israel. Management is hopeful the protocol will be approved in both countries and the new study would be completed in the first half of 2010.

We use a proprietary process of perfluorocarbon production and emulsification to produce Oxycyte. We use a contract manufacturer to produce Oxycyte for our clinical testing. Our contract manufacturer for trial batches is PrimaPharm, Inc. located in San Diego, California. Based on the composition and manufacturing process for Oxycyte, management believes there are a number of other manufacturers capable of producing Oxycyte in accordance with FDA regulations and in sufficient quantities for current needs. For larger batches we intend to employ the contract manufacturing services of Hospira, a major pharmaceutical company in North Carolina.

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

Several companies have developed, or are in the process of developing, technologies that are, or in the future may be, the basis for products that will compete with Oxycyte. We are aware of five other products at various stages of development that are intended to achieve the same result as Oxycyte. Three of these products are based on hemoglobin derivates, two from outdated human blood and the third from bovine blood. One product is also based on perfluorocarbon and the other on nanobubble oxygen technology. None of these products is approved for use in the United States. The bovine-source hemoglobin-based oxygen-carrier has been approved for human use in South Africa and a Biologics License Application (BLA) was submitted to the FDA for its use in the United States, and this was not approved and no clinical trials in the United States are currently underway. All hemoglobin based products were targets of a very critical meta-analysis in the JAMA, the Journal of the American Medical Association, (May 21, 2008, p. 2304ff, www.jama.com) which concluded that “based on the available data, use of HBBSs (Hemoglobin-based blood substitutes) is associated with a significantly increased risk of death or MI (myocardial infarction)”. Phase III clinical trials on the other perfluorocarbon product in the U.S. were halted in 2001 and have not resumed. That product has now been licensed for development with a drug manufacturer in China.

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

During our last fiscal year, we have developed a range of topical Perfluocarbon gels based on the Oxycyte compound.

Dermacyte

Dermacyte is a topical gel consisting of Perfluocarbon, a surfactant, and water. The effects of Dermacyte are similar to Oxycyte. Dermacyte has passed all safety and toxicity tests and has filed a Cosmetic Product Ingredient Statement (CPIS). Dermacyte claims to deliver a moist andoxygen-rich environment to the skin when it is applied topically in small doses. The Company believes the product will promote skin health and other desirable cosmetic benefits when applied to the skin. The market for oxygen carrying cosmetics includes anti-aging, anti-wrinkle, skin abrasions, and minor skin defects. In a market acceptance test, the product will be sold as a concentrate in sterile packs of 8 doses of 0.4ml. The strategy for Dermacyte is to market it as a high-level cosmetic in various specific formulations. Packaging will be between half an ounce and an ounce. The Company is currently working on the manufacturing setup. We intend to market this product through licensing partners and through e-commerce on www.buydermacyte.com.

Wundecyte

Wundecyte is an evolution of the topical gel to be used as wound healing gel. OBI has filed the designation application for a medical device. Depending on how the FDA classifies the product, more or less extensive preclinical and clinical studies need to be conducted with the compound. Wundecyte can be packaged in blister packs of eight (similar to Dermacyte) to be applied in single doses. We are also developing indications combined with bandages. The product development plan foresees Wundecyte to emerge into more complex wound healing indications, also in combination with oxygen producing technologies based on hydrogen peroxide.

Rosacyte

Rosacyte is an evolution of the topical gel to be used as a healing gel against Rosacea.

Acnecyte

Acnecyte is an evolution of the topical gel to be used as a healing gel against Acne.

Duracyte

Duracyte is an evolution of the topical gel to be used as a sensory stimulant for sexual intercourse.

Our other products

Fluorovent

Fluorovent is an oxygen-carrying perfluorocarbon liquid that, when dispensed directly into the lungs, acts as a surfactant and effective medium for gas exchange, which increases pulmonary function and the diffusion of oxygen and carbon dioxide through the lungs into the body. The development of this product capability has applications in the treatment of acute lung disease, such as infant respiratory distress syndrome (IRDS) and adult respiratorydistress syndrome (ARDS). Further development of this product is currently on hold, until we have found a partner to participate in the development and testing of the product

Implanted glucose biosensor

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

The primary market for this product are diabetics. A study sponsored by the National Institutes of Diabetes and Digestive and Kidney Diseases, showed that “tight diabetes control” (keeping blood sugar levels close to normal by frequent blood sugar testing, several daily insulin shots, and lifestyle changes) was associated with a major reduction in diabetic complications. Current glucose testing devises are based on “finger sticking” to obtain a blood sample for testing, which we believe results in less frequent and less regular monitoring of glucose levels. Consequently, we believe there is a meaningful market for a painless automatic monitoring product.

On September 22, 2008, we entered into a license agreement with Glucometrics, Inc., an unrelated third party, pursuant to which we licensed the intellectual property pertaining to our biosensor implant product for the development, manufacture, and marketing of products that use or incorporate the intellectual property. In exchange for the license we acquired:

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

Our patents and intellectual property

Perfluorocarbon products

We hold three U.S. patents (5,824,703; 5,840,767; 6,167,887), with remaining life’s of five years, seven years, and nine years respectively, three Australian patents (690,277; 722,417; 759,557), two Canadian patents (2,239,170; 2,311,122) pertaining to the use and application of perfluorocarbons as gas transport agents in blood substitutes and liquid ventilation. Additionally, we have filed numerous patent applications for treatment of traumatic brain injury, novel combinatorial approaches to enhance oxygen transport to tissues, gas based wound and tissue therapeutics, methods of treating acne, deep immersion floatation therapy for burn victims, perfluocarbon gel formulations, and perfluocarbon formulations, methods and compositions for controlled and sustained production and delivery of peroxides and/or oxygen for biological and industrial applications. Also, the process of manufacturing the perfluocarbon contained in our products is extremely complicated and protected by numerous perfluorocarbon manufacturing process patents of our supplier.

Biosensor

We have three U.S. patents (5,914,026; 5,964,993 6,343,225) and two Australian patents (720,712; 734,003) that protect what we believe are important design features of our implanted glucose biosensor. We also hold exclusive licenses to three fundamental biosensor patents that represent the core technology used on our product.

Trademarks and Domain Names

We have filed trademark applications for Oxygen Biotherapeutics, and Oxycyte. We had to resolve a dispute with the Mentholateum Company to amend the trademark application for Oxycyte to delete reference to acne products. That dispute was resolved amicably and without payments in May 2009. Oxygen Biotherapeutics has also filed trademark applications for DIFT, Acnecyte, Dermacyte, Wundecyte, Duracyte, Adurocyte, Defense Medicine, Defense Biomedicals, Frontrunners of Defense Medicine, and At the Forefront of Defense Medicine.

We own the following domain names: Oxybiomed(.com, .net), Oxybiotech.com, Oxybiotherapeutics.com, Oxygenbiotherapeutics.com Oxycyte.com, Purpleheartlab(.org, .com, .net, .US), Acnecyte.com, Buydermacyte.com, Nicocyte.com, Oxyrx.net, Rosacyte.com, and Wundecyte.com.

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

The steps required before a biological product may be sold commercially in the United States include pre clinical testing, the submission to the FDA of an Investigational New Drug application, clinical trials in humans to establish the safety and effectiveness of the product, the submission to the FDA of a Biologics License Application, or (BLA), relating to the product and the manufacturing facilities to be used to produce the product for commercial sale, and FDA approval of a BLA. After a BLA is submitted there is an initial review by FDA to be sure that all of the required elements are included in the submission. There can be no assurance that the application will be accepted for filing or that the FDA may not issue a refusal to file, or RTF. If a RTF is issued, there is opportunity for dialogue between the sponsor and the FDA in an effort to resolve all concerns. There can be no assurance that such a dialogue will be successful in leading to the filing of the BLA. If the submission is filed, there can be no assurance that the full review will result in product approval.

Pre clinical tests include evaluation of product chemistry and studies to assess the safety and effectiveness of the product and its formulation. The results of the pre-clinical tests are submitted to the FDA as part of the application. The goal of clinical testing is the demonstration in adequate and well-controlled studies of substantial evidence of the safety and effectiveness of the product in the setting of its intended use. The results of pre clinical and clinical testing are submitted to the FDA from time to time throughout the trial process. In addition, before approval for the commercial sale of a product can be obtained, results of the pre clinical and clinical studies must be submitted to the FDA in the form of a BLA. The testing and approval process requires substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the condition being treated, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional pre-clinical studies or clinical trials may be requested during the FDA review process and may delay product approval. After FDA approval for its initial indications, further clinical trials may be necessary to gain approval for the use of a product for additional indications. FDA may also require post-marketing testing, which can involve significant expense, to monitor for adverse effects.

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

Our regulatory strategy is to pursue Phase II clinical testing and initial regulatory approval of Oxycyte in Switzerland, and Israel. We then intend to use the results of these tests to pursue FDA approval for Phase III clinical tests and marketing approval of Oxycyte in the United States.

Employees

We currently employ twelve individuals including our Chief Executive Officer, President and Chief Operations Officer, Chief Financial Officer, a fourth is our Vice President of our War-fighter division and governmental affairs, three science professionals, two clinical affairs professionals, one accounting professional, and two administrative people. Our employees are not represented by a union or any other form of collective bargaining unit. We also use the services of three directors on a part-time basis through consulting arrangements.

ITEM 1A—RISK FACTORS

Not Applicable.

ITEM 1B—UNRESOLVED STAFF COMMENTS

We have not received any comments from the Securities and Exchange Commission that remain unresolved.

ITEM 2—PROPERTIES

Oxygen Biotherapeutics owns no real property. We lease our principal executive office at 2530 Meridian Parkway, Durham North Carolina 27713 and its principal laboratory facilities at 3189 Airway Avenue, Building C, Costa Mesa, California 92626. The current rent is approximately $11,313 and $15,400 per month respectively. We also lease a laboratory facility at 800 East Leigh Street, Richmond, VA 23219 for rent of approximately $500 per month.

ITEM 3—LEGAL PROCEEDINGS

Oxygen Biotherapeutics is not presently involved in any legal proceedings and was not involved in any such legal proceedings during fiscal year 2009.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended April 30, 2009.

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

	2009		2008
Quarter	Low	High	Low	High
1st	$0.56	$0.93	$0.10	$0.15
2nd	$0.31	$0.77	$0.07	$0.20
3rd	$0.15	$0.45	$0.16	$0.34
4th	$0.22	$0.34	$0.26	$1.01

At July 14, 2009 we had approximately 1,376 shareholders of record.

Since inception of Oxygen Biotherapeutics, no dividends have been paid on the common stock. Oxygen Biotherapeutics intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	9,871,668		$0.248	2,128,332

Equity compensation plans not approved by security holders	3,000,000	(1)	$0.236	0

Total	12,871,668		$0.245	2,128,332

(1)	This figure includes options issued to nonemployee directors and consultants under individual compensation arrangements.

Repurchases of Common Stock

There were no repurchases of its common stock by Oxygen Biotherapeutics in the fourth fiscal quarter that ended April 30, 2009.

ITEM 6—SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of financial condition and results of operations of Oxygen Biotherapeutics for the fiscal years ended April 30, 2009 and 2008. This discussion and analysis should be read in conjunction with the financial statements and notes included elsewhere herein.

Overview

Oxygen Biotherapeutics is engaged in the business of developing biotechnology products with a focus on oxygen delivery to tissue. We are currently developing Oxycyte™, a product we believe is a safe and effective oxygen carrier for use in surgical and similar medical situations. We have developed a family of perfluorocarbon based oxygen carriers for use in personal care, topical wound healing, and other topical indications. In addition, we also have under development Fluorovent™, an oxygen exchange fluid for facilitating the treatment of lung conditions, and have out-licensed our rights to a biosensor implant product that uses an enzyme process for measuring the glucose level in subcutaneous fluid.

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

We received approval of our Investigational New Drug application for Oxycyte filed with the U.S. Food and Drug Administration (FDA) and began Phase I clinical studies in October 2003, which were completed in December 2003. We submitted a report on the results, which were in line with our expectations, to the FDA along with a Phase II protocol in 2004. Phase II-A clinical studies began in the fourth quarter 2004, and were completed in 2006. A further Phase II study protocol was filed with the FDA in the spring of 2008, but put on clinical hold due to safety concerns raised by the regulatory agency. Management decided to take a radically different approach to trials from the past and filed a revised protocol as a dose-escalation study with the regulatory authorities in Switzerland, and Israel. The trial already has received Ethic Commission approval in three Cantons of Switzerland, and one site in Israel. Management is hopeful the protocol will be approved in August and the new study begun in September 2009. We expect to commit a substantial portion of our financial and business resources over the next three years to testing Oxycyte and advancing this product to the point it has regulatory approval for use in one or more medical applications.

In April 2009, OBI filed an application with the FDA to obtain orphan drug designation for Oxycyte for the treatment of patients with severe, closed-head traumatic brain injury (TBI). If granted, orphan drug status would entitle Oxycyte to seven years of marketing exclusivity for the orphan TBI indication after FDA approval. The orphan drug designation in cases of severe, closed-head TBI would be in addition to Oxycyte use in treating other injuries and conditions.

In March 2009, OBI reached a development and commercial supply agreement with Hospira Worldwide, Inc., to participate in advancement and manufacture clinical-grade Oxycyte. During the development phase of the agreement, which is expected to last at least through the end of 2009, Hospira will provide services in connection with establishing Oxycyte commercial production formulation, manufacturing processes, testing protocols, validation procedures, and regulatory approvals for commercial production. For these services, OBI will pay to Hospira a total of $876,000 upon achieving specified milestones in the development phase. Following successful completion of the development phase, OBI has agreed to purchase all of its requirements for commercial distribution of Oxycyte from Hospira at prices to be negotiated by the parties for an initial term of seven years, which is automatically renewed at the end of the initial and each renewal term for an additional two years, unless terminated after the initial term by either party on not less than 36 months advance notice. Hospira will formulate, fill, finish and label Oxycyte in accordance with good manufacturing practice standards required by applicable regulations for the production of drugs. OBI believes Hospira will have sufficient manufacturing capacity to supply the amount of Oxycyte OBI may need for commercial distribution in the foreseeable future.

In February 2009, OBI engaged PFC Pharma Focus AG, a Swiss contract research organization to supervise a proposed Phase II Oxycyte dose escalation clinical trial in Switzerland and Israel for TBI. OBI has completed the filing processes for the clinical trial protocol in Switzerland and Israel with the relevant ethic committees and governmental bodies and is expecting the trial to start by September 2009. The terms of the contract call for PFC Pharma Focus, AG to bill Oxygen Biotherapeutics as work is performed.

Results of operations-Fiscal year ended April 30, 2009 as compared to fiscal year ended April 30, 2008

Total research and development expenses for the fiscal year ended April 30, 2009 were $1,598,807 as compared to $939, 998 for the same period in the prior year. The bulk of this $658,809 increase in research and development costs is due to the start of Phase II-A and Phase II-B studies in TBI, which was $284,077 in 2009 as compared to $53,919 costs related to clinical study activity in fiscal year ended April 30, 2008. This is an increase in clinical study management costs of $230,158. Also we incurred costs related to using consulting firms of $220,417 in the fiscal year ended April 30, 2009 as compared to just $36, 872 in the fiscal year ended April 30, 2008. This increase of $183,545 was due to our needing a specific type of professional experience to manage the clinical trials approval process of the United States Food and Drug Administration (FDA). Finally, as a result of increased clinical trial activity we had to manufacture more Oxycyte during the fiscal year ended April 30, 2009 than was manufactured during the fiscal year ended April 30, 2008. The total cost to manufacture Oxycyte during fiscal year 2009 was $151,400 as compared to just $95,200 in manufacturing cost during fiscal year 2008; resulting in an increase in manufacturing costs of $56,200.

Total general and administrative expenses for fiscal year 2009 were $7,002,518 as compared to $1,992,687 for the prior year. The bulk of this $5,009,831 increase in general and administration costs were due to the increased use of professional consultants. The amount spent on professional consultants providing accounting, legal and regulatory advice to management during fiscal year 2009 was $3,287,911 as compared to just $128,758 for the prior fiscal year. This increase of $3,159,153 was needed because management was restructuring debt instruments, entering into long-term manufacturing agreements, and trying to raise capital. The cost of management incentives, such as stock options and stock awards, increased to $1,963,578 in fiscal year 2009 as compared to $1,260,362 in the prior year. This increase of $703,216 was primarily due to the options awarded as a result of closing the Glucometrics licensing agreement in the fall of 2008. The costs related to the manufacturing of Oxycyte increased by $348,415 because we needed an increased supply of Oxycyte in preparation of the start of clinical trials in Europe and Israel later this year.

Interest charges associated with the convertible notes and short-term notes, including amortization of the original issue discount, debt issue costs, common stock purchase warrant value and beneficial conversion features, aggregated to $24,856,041 for fiscal 2009 as compared to $3,611,902 for fiscal 2008. This increase is the result of significant note conversions in fiscal 2009 and amortization of the discounts and debt issue costs for the notes still outstanding as of April 30, 2009.

For the year ended April 30, 2009, we incurred a loss of $33,218,840 compared to a loss of $6,721,168 for the previous fiscal year.

Liquidity, capital resources and plan of operation

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of April, 30, 2009, we had $2,745,084 in total current assets and working capital of $2,271,330, compared to $4,952,717 in total current assets and working capital of $4,687,726 as of April 30, 2008.

During fiscal year 2009, We raised $2,098,125 from the exercise of warrants

During the first and second quarters of fiscal year 2008, OBI financed operations by issuing two-year notes payable in the principal amount of approximately $282,055, on which the Company recorded an original issue discount of $16,417, and additional discounts of $67,969 related to the relative fair value of 2,815,763 warrants issued in the transaction. OBI recorded debt issue costs of $154,070 of which $120,223 was non-cash through the issuance of 1,431,000 warrants for capital raising services.

During the third quarter of fiscal year 2008, we received $1,000,000 from the issuance of short term bridge loans to fund operations and other working capital needs. The notes were unsecured and accrued interest at 10% per year. In addition, we issued five-year warrants to purchase 2,500,000 shares of common stock at $0.245 per share to investors. An additional discount of $288,750 was recorded for the relative fair value of the warrants. We also recorded debt issue costs of $288,750 for the value of 2,500,000 additional warrants issued for capital raising service fees. In January 2008 we exchanged our $1,000,000 bridge loans for five-year convertible notes with a face amount of $2,222,222. The notes are unsecured, convertible into shares of common stock at $0.247 per share, and were issued with a 55% original issue discount totaling $1,222,222. In addition, we issued five-year warrants to purchase 4,498,426 shares of common stock at $0.247 per share to investors. Additional discounts of $703,554 and $296,446 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively.

During the third quarter of fiscal year 2008, we exchanged its remaining outstanding short term loans for five-year convertible notes with a face amount of $3,982,545. The notes are unsecured, convertible into shares of common stock at $0.247 per share, and were issued with a 55% original issue discount totaling $2,190,400. In addition, we issued five-year warrants to purchase 8,061,831 shares of common stock at $0.247 per share to investors. Additional discounts of $1,035,945 and $756,200 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively. Pursuant to this exchange transaction, we recorded a debt extinguishment loss of $250,097.

During the third and fourth quarters of fiscal year 2008, OBI received a total of $6,335,000 proceeds from the sale of convertible notes, with a total face amount of $14,077,778. The notes are convertible at any time prior to maturity into a total of 56,995,053 shares of common stock, or $0.247 per share. In connection with the issuance of these obligations, OBI recorded a 55% original issue discount of $7,742,778, and additional discounts of $4,864,998 related to the relative fair value of the 28,497,501 five-year warrants to purchase common stock at $0.247 per share that were issued in the transaction, and $1,470,002 for the relative fair value of the embedded beneficial conversion feature. OBI also incurred total costs of $5,510,562 for capital raising services on these transactions. The costs of the capital raising services include a $369,215 cash fee, plus $768,337 for the fair value of 2,088,272 restricted shares of common stock, plus $4,373,010 for the fair value of warrants to purchase 21,853,086 common shares at prices ranging from $0.20 to $0.28.

During the last fiscal year, OBI issued 80,585,436 shares of common stock for the conversion of notes payable with a gross carrying value of $19,904,605 at a conversion price of $0.247 per share.

During the fiscal year ended April 30, 2009, net cash provided by financing activities was $2,100,199, primarily from the exercise of warrants. Net cash of $4,057,633 was used to fund operating activities and $367,327 was used for investing activities. Consequently, our cash and cash equivalents decreased from $4,880,633 at April 30, 2008 to $2,555,872 at April 30, 2009. We do not have any lines of credit or other borrowing arrangements with lenders.

We are in the pre-clinical and clinical trial stages in the development of our products. Under an Investigational New Drug application filed with the FDA, we completed Phase I clinical studies on Oxycyte in December 2003. The results of the Phase I study were in line with our expectations for the performance of Oxycyte. We submitted a report to the FDA along with a Phase II protocol, received FDA approval, and started Phase II testing in the fourth quarter of 2004, which is expected to continue through 2009 for Phase II-b studies in severe traumatic brain injury. Even if we are successful with our Phase II study, we must then conduct a Phase III clinical study and, if that is successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other products, must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond 2009 depends on achieving license income, or obtaining outside financial resources. There is no assurance that needed license agreement, or financing will occur or that we will succeed in obtaining the necessary resources.

On June 8, 2009, Oxygen Biotherapeutics entered into a securities purchase agreement with Vatea Fund, Segregated Portfolio, an investment fund formed under the laws of the Cayman Islands (the “Financing Transaction”). Under the terms of the agreement, Vatea Fund purchased on July 10, 2009, 20 million shares of our restricted common stock at a price of $0.25 per share, or a total of $5 million. Furthermore, the agreement establishes milestones for the achievement of product development and regulatory targets and other objectives, after which Vatea Fund is required to purchase 60 million additional shares for $15 million. Including the initial investment in July 2009, and assuming all milestones are achieved in a timely manner, the Financing Transaction provides for the purchase of a maximum of 80 million shares being sold for $20 million. The number of shares issued is subject to adjustment for stock dividends, stock splits, reverse stock splits, and similar transactions.

In June 2009, OBI commenced a limited offering to persons holding outstanding warrants to purchase approximately 120.4 million common shares of OBI to exchange the warrants for cash and restricted common stock of OBI. On July 20, 2009, OBI closed the transaction. OBI acquired from 45 persons, and cancelled, 52.1 million common stock purchase warrants with an exercise price of $0.247 per share and an additional 18.8 million warrants with an exercise price of $0.245 per share, or a total of 70.9 million warrants. In exchange for the cancelled warrants OBI issued to the holders 35,456,500 shares of restricted common stock and paid to them $2,836,520 in cash.

Because of the agreement with the Vatea Fund, We believe we will have the working capital necessary to fund our operations through fiscal year April 30, 2010. But our ability to continue as a going concern depends on the success of the activities described above.

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

In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock, when the potential cash penalties were included in registration payment arrangements, the estimated fair value of the warrants would be recorded as a liability, with an offsetting reduction to additional paid-in capital received from the private placement. The fair value of the warrants would be estimated using the Black-Scholes option pricing model.

Under EITF 00-19, the estimated fair value of the warrants would be re-measured at each reporting date and on the date of effectiveness of the related registration statement, with the increase in fair value recorded as other expense in our Statement of Operations.

In December 2006, the FASB issued FASB Staff Position, or FSP, EITF No. 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that companies that enter into agreements to register securities will be required to recognize a liability if a payment to investors for failing to fulfill the agreement is probable and can be reasonably estimated. This accounting differs from the guidance in EITF 00-19, which required a liability to be recognized and measured at fair value, regardless of probability.

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

Long-Lived Assets –

Our intangible assets consist of patents related to our various technologies. These assets are amortized on a straight-line method over their estimated useful life. We review these intangible assets for impairment at least annually or more often if events and circumstances warrant in accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

Recent Accounting Pronouncements –

SFAS No.159—In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of fiscal years after November 15, 2007. The Company adopted SFAS 159 on May 1, 2008, and does not believe it will materially affect its financial position or results of operations.

SFAS No. 141(R)—In December 2007, the FASB issued Statement No. 141(R), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting – the acquisition method – to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating SFAS 141(R), and has not yet determined its potential impact on its future results of operations or financial position. The adoption of SFAS No. 141(R) did have a material affect on the company’s financial position and results of operations.

SFAS No. 160—In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 . This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently evaluating SFAS 160 and has not yet determined its potential impact on its future results of operations or financial position.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable, as management believes that OBI does not have instruments that are sensitive to market risk. Our debt instruments bear interest at fixed interest rates.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth at the end of this report beginning with the index to financial statements on page F-1.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A(T)—CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Changes in Internal Controls

In April 2009 OBI created the position of Accounting Manager and staffed this position with an experienced Certified Public Accountant. The addition of this additional accounting professional allowed OBI to segregate duties in the accounting department and this enabled OBI to enhance the control environment. Also during the fourth quarter of fiscal year ended April 30, 2009 we increased the size of our board and added a board member that meets the definition of “independent” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules, and added a non-director consultant to our audit committee that meets the definition of a “finance expert” as outlined under item 407(d) of Regulation S-K.

Management Plan to Remediate Material Weaknesses

In the first six months of fiscal year 2010, management is pursuing the implementation of corrective measures to address the material weaknesses described below. These measures, outlined below, are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

•

Implement a process for internal control testing as prescribed by the Sarbanes-Oxley Act of 2002. As a result of this internal control testing we will identify the remediation actions needed to allow us to implement an effective system of internal controls over financial reporting. Currently we are working on reviewing and revamping the policies and procedures.

•

Implement remediation actions to allow for good entity level controls. In particular, we are working on a detailed entity level control matrix, and engaged the overall participation of the board of directors.

•	We will evaluate the need for us to create a Chief Audit Executive function

•	We will move all accounting function to one centralized location

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

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

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

        Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2009. In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of April 30, 2009.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2009 related to the preparation of management’s report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

•

Because of turnover in the accounting function during the fiscal year , we did not maintain a sufficient amount of knowledge of US Generally Accepted Accounting Principles, did not measure board committee performance against established charters, have not implemented an anonymous whistle-blower process, did not strengthen entity level controls, and did not utilize a formal financial reporting close process that ensured sufficient levels of review of all key financial statement reconciliations, significant judgment estimates and period end financial statements.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended April 30, 2009. We note, however, that the material weaknesses are in our control environment and financial reporting process and could negatively impact our operating controls and procedures in future periods if they remain unaddressed by management. To address the material weakness described above, we have made significant changes to our control environment and financial reporting process. The changes are outlined below:

•	We now process all transactions from a centralized location

•	We now have two experienced Certified Public Accountants on staff

•	We now require approval of all accounts payable invoices by a “C” level executive

•	We now store all significant contracts, including financial agreements, warrants and option agreements, and note agreements in a centralized location

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B—OTHER INFORMATION

There is no information to report under this item for the quarter ended April 30, 2009.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and executive officers

Our officers and directors manage our business. The following persons are the officers and directors of Oxygen Biotherapeutics:

Name	Age	Position
Dr. Chris J. Stern, DBA	52	Chairman of the Board, Chief Executive Officer and Director
Dr. Richard M. Kiral, PhD	68	President, Chief Operating Officer, and Director
Dr. Bruce Spiess, MD, FAHA*	54	Director
Dr. Gerald L. Klein, MD*	62	Director
J. Melville Engle	59	Director
Charles H. Seeman, CPA	46	Chief Financial Officer and Executive Vice President Finance and Administration
Kirk Harrington	42	Vice President, Warfighter Division and Governmental Affairs.

Our directors serve for a term beginning with election and ending with resignation, removal by the stockholders, or election of a successor by the stockholders. Executive officers serve by appointment at the discretion of the board of directors.

*Dr. Bruce Spiess and Dr. Gerald Klein serve in duel capacities; they are both members of our board of directors and also members of our medical advisory board.

The following are brief biographies of each of our directors and officers.

In November 2007 Dr. Chris J. Stern joined Oxygen Biotherapeutics as Chairman of the Board. He became Chief Executive Officer in March 2008, and served briefly as Chief Financial Officer ad interim for the three months ending September 30, 2008. For the past twelve years Dr. Stern has been the principal of the Institute for Efficient Management, which he founded in 1996 to provide consulting services to business on strategic planning and global marketing. Since May 2001 Dr. Stern has served as a non-executive director on the Board of Directors of Klocke of America (contract packaging) in Ft. Myers, FL. From April 2000 to March 2007 he also served as a Director of Boehme Filatex, Inc. in Reidsville, NC (specialty chemicals). In January 1996 Dr. Stern became a faculty member and associate partner of the St. Gallen Business School, and St. Gallen Management Institute, two Swiss institutions for which he still selectively teaches executive seminars. From 1997 to 1999 he simultaneously took over the position of CEO of a billion dollar urban and private development company in Germany for restructuring. Dr. Stern developed his strategic management and planning skills during tenure at the consulting practice of Diebold from January 1990 until December 1995. Dr. Stern’s first engagements were in the textile industry where he was President and CEO of Textile Dynamics Corporation from 1985 to 1990, and had various positions in a small conglomerate from 1977 until 1984. Dr. Stern is a United States citizen born in Switzerland and therefore American and Swiss dual national. He holds an MBA from the Graduate School of Business Administration in Zurich, which is affiliated with the State University of New York at Albany, and a doctorate in business administration from Trinity University.

Dr. Richard Kiral became President and Chief Operating Officer of Oxygen Biotherapeutics in March 2008. For over five years prior to March 2008, he served as our vice president of research and development and has been responsible for developing products from Oxygen Biotherapeutics’s perfluorocarbon technology platforms. Throughout his career, Dr. Kiral has held senior management, research, and product development positions at leading pharmaceutical and medical device companies for more than 35 years. He began his career at Miles Laboratories (now Bayer) as a quality control chemist and advanced to the position of Manager of Analytical Systems Development for the company’s consumer healthcare and medical diagnostics divisions. As Director of Pharmaceutical Product Development at the McGaw division of American Hospital Supply Corporation, Dr. Kiral was responsible for the development of intravenous pharmaceuticals, infusion systems and clinically-based oral nutrition products. After leaving McGaw, Dr. Kiral joined Allergan Pharmaceuticals, a leading developer and manufacturer of vision care and dermatology products, where he held several senior management positions, including Vice President of R&D for the company’s Optical Division. While at Allergan, Dr. Kiral led a 100-person interdisciplinary R&D team in four US and European locations in the development of contact lenses and lens care products, many of which became market leaders. Prior to joining Oxygen Biotherapeutics, Inc, Dr. Kiral served as Vice President of R&D for Ioptex Research, a division of Smith & Nephew, which manufactured and marketed intraocular lenses and associated ophthalmic surgical products. In his position he was responsible for product development, R&D engineering, pilot manufacturing, and technical liaison with ophthalmologists. Dr. Kiral holds a Ph.D. in Analytical Chemistry from the University of Notre Dame in South Bend, Indiana and a B.S. degree in Chemistry from St. Vincent College in Latrobe, Pennsylvania. He is a cofounder of a pharmaceutical contract manufacturer in San Diego and currently serves on its Board of Directors.

Dr. Bruce D. Spiess, MD, FAHA, joined Oxygen Biotherapeutics as a consultant, member of the Board of Directors and Chair of the Medical Advisory Boardin March 2008. His undergraduate degree in biology was from Denison University in Granville, Ohio and his medical school training was received at Rush Medical College in Chicago. From there three years were spent at the Mayo Graduate School of medicine in Rochester, Minnesota. The last year of that training as chief resident was specialized in cardiovascular anesthesia. That training led to an instructor/assistant professorship back at Rush in Chicago where Dr. Spiess ran cardiac anesthesia and opened the new sub-specialty of liver transplant anesthesia at that university. In 1990 he was recruited to the University of Washington to be Chief of Cardiothoracic Anesthesia. In 1999 he left that position to take his present post at Virginia Commonwealth University Health Systems where he has served as Vice Chair of the Department of Anesthesiology, Chief of Cardiothoracic Anesthesia and Director of Research. Dr Spiess as director is particularly proud of the establishment of VCURES shock research center, a consortium of over 60 MD and PhD researchers. To date, VCURES has secured over 40 million dollars in extramural funding for shock research and patented/out licensed numerous medical technologies. His research has focused upon cardiac surgical care, coagulation dysfunction, blood transfusion, and the development of blood substitutes/oxygen therapeutics. Most recently he has been funded (for 7 years) by the United States Navy Office of Naval Research to investigate perfluorocarbon blood substitutes (PFC) as a treatment for decompression sickness and an adjunct to the US Navy disabled submarine initiative (DISSUB). Multiple usages for PFC’s including the treatment of traumatic brain injury, blast injury, cardiac arrest, sickle cell crisis, wound healing and other medical applications of enhanced oxygen delivery are underway. He has published over 200 peer reviewed academic articles, 25 book chapters and has edited five textbooks.

Dr. Gerald Klein became a director of Oxygen Biotherapeutics in March 2008. He has served as Vice President of Global Medical and Clinical Affairs and Chief Medical Officer for Talecris Biotherapeutics, headquartered in Research Triangle Park, North Carolina, since September 2005. His responsibilities there include global clinical development and medical affairs. For two years prior to September 2005, he was the Vice President of Medical Affairs and Clinical Research at Dey LP in Napa, California. Dr. Klein earned his medical degree from the University of Brussels Medical School in Belgium, and holds board certifications issued by the American Board of Pediatrics and the American Board of Allergy and Clinical Immunology. Dr. Klein completed his undergraduate work at the University of Florida and medical degree at the Free University of Brussels. He completed a pediatric residence at New Jersey College of Medicine and fellowship in Allergy and Immunology at the University of California, Irvine. Dr. Klein practiced Allergy in San Diego Country while being on the faculty of the University CA, Irvine. He became a professor of Clinical Medicine and Pediatrics, at that institution. While being on the clinical faculty, Dr. Klein published numerous peer reviewed papers, in allergy and asthma. He was also very active in national medical organizations as served on the Board of Regents of the

American College of Allergy, Asthma, and Clinical Immunology. While in practice, Dr. Klein founded San Diego Clinical Research Associates, a site management organization that he sold to Research Across America, as well as founding SDCRA, a contract research organization which was sold to Quintiles. He then joined Quintiles, as a Sr. Vice President, of clinical development. Dr. Klein spent four years there working on domestic as well as international clinical trials. After leaving Quintiles, Dr. Klein became an EVP at Clingenics, a combination of a CRO and pharmacogenomics company. During this time Dr. Klein founded Externa Pharmceutical Company, where he served as CEO. Dr. Klein was recruited to Specialty Laboratory, a large commercial and central laboratory, where he served as VP of Clinical Trials. Dr. Klein, together with some former employees from Specialty Labs, and Bay City Capital, founded Pathway Diagnostic and served as its executive vice president. He than moved to Napa, CA to join Dey LP as VP of Medical and Clinical Affairs in October 2003 and served there until September 2005 as described above.

J. Melville Engle joined Oxygen Biotherapeutics as a director in March 2009. Mr. Engle has over 27 years experience in leading both large and small companies. He has also raised money on Wall Street, launched hundreds of products, and has a broad management and financial background, including six years at Dey LP, where he was the firm’s president and Chief Executive Officer. Dey LP a Napa California based specialty pharmaceutical company, is focused on the development and commercialization of products for respiratory, allergy, and other breathing disorders. Mr. Engle’s background also includes senior executive positions with Merck Generics Group, a division of Merck KGaA, and Allergan, In 2002 the Securities and Exchange Commission advised Mr. Engle it intended to institute a cease and desist proceeding against him alleging violations of Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934, and rules 12b-20, 13-a-1, 13a-13 and 13b2-1 adopted under the Securities Exchange Act of 1934, which pertain to the filing of periodic reports without false or misleading statements, proper and accurate recording and accounting for revenue and financial transactions, and establishing and maintaining internal accounting control procedures and processes designed to correctly record and report financial information and prevent fraud. Without admitting or denying the allegations, Mr. Engle agreed under a settlement offer to the entry of an order in January 2003 requiring him to cease and desist from committing or causing any future violations of the statutory provisions and rules noted above.

Charles H. Seeman, CPA became Chief Financial Officer and Executive Vice President Finance and Administration of the Oxygen Biotherapeutics in September 2008. Before that he was a senior manager with a large international Sarbanes-Oxley and Internal audit consulting firm and in this role helped Ford Motor Company restructure their entire Sarbanes-Oxley compliance program and Internal Audit function. Prior to working as a Sarbanes-Oxley and Internal Audit consultant, Mr. Seeman was with a very large personal computer manufacturing company located in the Raleigh-Durham area. Mr. Seeman joined the firm as a Senior Manager of Internal Audit and then was moved to their international business controls function. In the business controls function, Mr. Seeman was responsible for all the controls activity related to the area’s of Accounting, Treasury and Tax Accounting. Before joining this large personal computer manufacturer, Mr. Seeman was the Chief Financial Officer of a mid-sized privately-held catalog company. Before that Mr. Seeman was the Director of Financial Reporting for a publicly traded on-line computer based services company. Prior to this, he was the Chief Financial Officer of a large privately-held textile manufacturer, where he both was appointed interim Chief Executive Officer and also worked to secure a buyer of the company when the sitting president became ill. Mr. Seeman began his career in public accounting: first with a large regional firm and then with a national big-four firm. Mr. Seeman ended his career in public accounting in a senior management role with national firm and had extensive experience in SEC reporting, private-placement financing. Mr. Seeman is a Certified Public Accountant and teaches accounting at various local colleges.

Kirk Harrington became an officer of Oxygen Biotherapeutics in March 2009. He is an 18-year army veteran who in 2006 was appointed by the United States Department of State as a senior advisor to the Government of Iraq. During this appointment, Mr. Harrington served as the sole diplomat to the Iraqi Ministries of Transportation, and Construction and Housing. In this role he oversaw every facet of Iraqi reconstruction efforts to include new implementation of roads, bridges, ports, airfields, and railroads. His background also includes lecturing on Middle Eastern affairs at the US Military Academy, West Point and he is a founding member of Emerging Foreign Market Collaboration, LLC Which is a New-York based government consulting firm.

Board meetings and committees: Code of Ethics

In the fiscal year ended April 30, 2009, the board of directors of Oxygen Biotherapeutics met six times and these meetings were attended by all of the directors. From time to time the directors also acted through written consents of the board.

The Audit Committee (the “Committee”) is a standing committee of the Board of Directors. J. Melville Engle, a director and Edward Sitnik, an independent consultant, are its current members. The Committee is responsible for financial reporting matters, internal controls, and compliance with Oxygen Biotherapeutics’ financial policies, and meets with its independent registered public accounting firm when appropriate. The Committee met four times in fiscal year 2009. The Board has determined that Edward Sitnik, a non-director consultant and member of the Committee, has the experience and qualifications to meet the standard for an “audit committee financial expert” within the meaning of Item 407(d)(5)(ii) of Regulation S-K.

        The Compensation Committee is also a standing committee of the Board of Directors. This committee currently has two members, Dr. Gerald Klein and J. Melville Engle, and is responsible for compensation guidelines and policies and compliance with Oxygen Biotherapeutics’ human resource policies. The committee was established in early 2009 and has met once during fiscal year 2009.

Our board of directors now has five members: Dr. Chris J. Stern is our Chairman and Chief Executive Officer, Dr. Richard M. Kiral is our President and Chief Operating Officer, and Dr. Bruce Spiess, Dr. Gerald Klein and J. Melville Engle are Directors. Dr. Spiess, Dr. Klein and J. Melville Engle are non-employee directors and compensated by consulting agreements. The Board has determined that one of its directors (J. Melville Engle) is “independent” under the criteria set forth in Rule 5065 (a) (2) of the Nasdaq Listing Rules. The board does not have a separately designated Nominating Committee, so the function of evaluating and nominating persons for election as directors and the function of evaluating and determining compensation arrangements for our officers, employees and consultants is performed by the entire Board.

Oxygen Biotherapeutics has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer, a copy of which will be provided to any person, free of charge, upon request. A request for a copy of the Code of Ethics should be in writing and sent to Oxygen Biotherapeutics, Inc., Attn: Corporate Secretary, 2530 Meridian Parkway, Suite 3084, Durham, North Carolina 27713.

Changes in procedures for nominating directors

There have been no changes in procedures for nominating directors since the last time such procedures were reported in a filing with the Securities and Exchange Commission.

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

ITEM 11—EXECUTIVE COMPENSATION

Summary of Compensation

The following table provides certain summary information concerning compensation earned for services rendered in all capacities to Oxygen Biotherapeutics for the fiscal years ended April 30, 2009, 2008 and 2007, by its Chief Executive Officer and the other most highly compensated executive officers of Oxygen Biotherapeutics (“Named Executive Officers”). This information includes the dollar amount of base salaries, bonus awards, stock options and all other compensation, if any, whether paid or deferred.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(2)	All Other Compensation ($)	Total
Dr. Richard Kiral	2009	293,128	1,015	—	130,437	9,600	434,180
President & COO	2008	192,840	—	—	23,756	21,337	237,933
Product Development	2007	152,847	—	—	8,000	16,379	177,226

Dr. Chris J. Stern	2009	89,919	—	77,433	1,275,138	2,400	1,444,890
Chairman & CEO	2008	75,000	—	12,460	89,644	12,460	189,564
March 25, 2008 to present

Charles H. Seeman, CPA CFO	2009	64,282	6,064	—	16,904	5,600	92,850
October 1, 2008 to present

(1)	Dr. Stern receives a grant of 14,000 shares per month as long as he serves on OBI’s Board.
(2)	The dollar values shown reflect the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in FAS 123(R), which we implemented May 1, 2006. Prior to adoption FAS 123(R), we did not record stock-based compensation expense directly in the financial statements. The assumptions we used in valuing these awards are described in Note G, to our Financial Statements included in this Form 10-K.

Option grants

In September 1999, the Company’s Board of Directors approved the 1999 Stock Plan (the “1999 Plan”) which provides for the granting of incentive and nonstatutory stock options to employees and directors to purchase up to 4,000,000 shares of the Company’s common stock. The 1999 Plan was approved by stockholders on October 10, 2000. Options granted under the 1999 Plan are exercisable at various dates up to four years and have expiration periods of generally ten years. On June 17, 2008, the stockholders of OBI approved an amendment to the 1999 Plan to increase the number of shares of common stock available for awards under the plan from 4,000,000 to 12,000,000, to increase the maximum number of shares covered by awards granted under the 1999 Plan to an eligible participant from 4,000,000 shares to 5,000,000 shares, and to make additional technical changes to update the plan. Persons eligible to receive grants under the 1999 Plan consist of all of OBI’s employees, including executive officers and employee directors. As of April 30, 2009 and 2008, OBI had 9,871,668 and 3,345,000 outstanding options under the 1999 Plan, respectively. As of April 30, 2009 and 2008, there were 2,128,332 and 665,000, respectively, options available for grant under the 1999 Plan.

In addition, Oxygen Biotherapeutics has issued options outside the 1999 Plan. At April 30, 2009 the total non-qualified options outstanding were 3,000,000 with a weighted average exercise price of $.28.

The following table summarizes certain information as of April 30, 2009 concerning the stock options granted to the Named Executive Officers during the fiscal year ended April 30, 2009. No stock appreciation rights, restricted stock awards or long-term performance awards have been granted as of April 30, 2009.

	Grant Date	Number of Securities Underlying Options (1)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards ($)(2)
Dr. Richard Kiral	05/01/08	20,000	0.77	13,604
President & COO	06/01/08	20,000	0.88	15,846
	07/01/08	20,000	0.82	15,694
	08/01/08	20,000	0.74	9,708
	09/01/08	20,000	0.64	8,412
	10/01/08	20,000	0.36	4,780
	11/01/08	20,000	0.39	5,148
	12/01/08	20,000	0.31	4,084
	01/01/09	20,000	0.26	3,392
	01/09/09	50,000	0.26	11,925
	01/09/09	50,000	0.26	11,925
	01/09/09	50,000	0.26	11,925
	02/02/09	20,000	0.31	5,436
	03/01/09	20,000	0.26	4,560
	04/01/09	20,000	0.23	3,998

Dr. Chris J. Stern	09/22/08	4,000,000	0.42	1,275,138
Chairman & CEO

Charles H. Seeman, CPA	12/23/08	50,000	0.46	14,905
CFO	04/01/09	10,000	0.23	1,999

(1)	Each option listed in the table vests over a period ranging from immediate to three years and is exercisable over a ten-year period.
(2)	The dollar values shown reflect the full compensation cost of the awards as described in FAS 123R using the assumptions outlined in Note G to our Consolidated Financial Statements included in this Form 10-K.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at April 30, 2009 with respect to the Named Executive Officers.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)
Dr. Richard Kiral	100,000	—	$0.15	10/13/09	—	—
President & COO	75,000	—	$0.12	02/01/10	—	—
	250,000	—	$0.20	04/20/11	—	—
	75,000	—	$0.30	02/01/12	—	—
	75,000	—	$0.15	03/01/14	—	—
	75,000	—	$0.15	02/01/13	—	—
	75,000	—	$0.24	02/01/15	—	—
	75,000	—	$0.09	03/28/16	—	—
	50,000	25,000	$0.12	03/09/17	—	—
	50,000	100,000	$0.28	01/09/18	—	—
	20,000	—	$0.85	04/01/18	—	—
	20,000	—	$0.77	05/01/18	—	—
	20,000	—	$0.88	06/01/18	—	—
	20,000	—	$0.82	07/01/18	—	—
	20,000	—	$0.72	08/01/18	—	—
	20,000	—	$0.64	09/01/18	—	—
	20,000	—	$0.42	10/01/18	—	—
	20,000	—	$0.39	11/01/18	—	—
	20,000	—	$0.31	12/01/18	—	—
	20,000	—	$0.26	01/01/19	—	—
	—	150,000	$0.26	01/09/19	—	—
	20,000	—	$0.26	03/01/19	—	—
	20,000	—	$0.23	04/01/19	—	—

Dr. Chris J. Stern	1,000,000	—	$0.24	11/19/10	14,000	$12,460
Chairman & CEO	4,000,000	—	$0.24	09/22/18	—	—

Charles H. Seeman, CPA	—	50,000	$0.46	12/23/18	—	—
CFO	—	10,000	$0.23	04/01/19	—	—

Employment Contracts

The Board of Directors approved a new employment agreement with Chris Stern effective February 1, 2009, that supersedes all prior compensatory arrangements with Mr. Stern and his associates. The agreement is effective for a one-year term commencing February 1, 2009, and automatically renews for additional one-year terms, unless Mr. Stern terminates the agreement in advance of renewal or OBI gives Mr. Stern at least 120 days advance notice that it elects not to renew at the end of the then current term. Under the agreement Mr. Stern will receive as compensation an annual base salary of $300,000; a cash bonus equal to one percent of base salary for each two percent of OBI’s annual goals and/or milestones achieved, which are established annually by the Board of Directors (provided, that no bonus is paid unless at least 100 percent of annual goals and/or milestones are achieved); 14,000 shares of the restricted common stock of OBI issued monthly; fixed monthly automobile allowance of $800; and fixed payment of $2,500 per month for secretarial and related office support.

If Mr. Stern ceases to be a director of OBI for any reason, he is entitled to receive $200,000 in cash and 100,000 restricted common shares. Furthermore, if Mr. Stern is terminated without cause or Mr. Stern terminates the agreement for good reason, then he is entitled to receive one-year of base salary, all bonuses then payable, and the economic value of the replacement cost for one-year of the other benefits under the agreement, and he has the right to exercise immediately all outstanding options, vested and unvested, on the terms set forth in the options he holds, including “cashless exercise” through conversion of the options to common shares based on the difference between market price and exercise price. In connection with the adoption of this agreement, OBI agreed that options previously issued to Mr. Stern to purchase 1,000,000 common shares at an exercise price of $0.245 per share and a three-year term are extended to November 2017, options to purchase 4,000,000 common shares at an exercise price of $0.245 per share and a three-year term are extended to September 2018, and all of the options are amended to allow for “cashless exercise” through conversion of the options to common shares based on the difference between market price and exercise price. In the fourth quarter of the year ending April 30, 2009, OBI recognized an additional expense of $408,868 due to the revaluation of these previously granted option agreements.

Dr. Richard Kiral served as Vice President of Product Development through much of fiscal year 2008 for which he was compensated at the rate of $167,000 per year and was paid additional compensation in the form of an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $200,000 life insurance paid for by the corporation and payable to a beneficiary named by the insured, and the grant of an option for 75,000 shares annually. Effective March 25, 2008, the Board appointed Dr. Kiral to serve as President and Chief Operating Officer of the Company.

Pursuant to an agreement executed on March 26, 2008 and restated February 1, 2009, Dr. Kiral’s employment with Oxygen Biotherapeutics is for an initial one-year term renewing February 1, 2009 and automatically renewing for an additional one-year term unless Dr. Kiral terminates the agreement in advance of the renewal or Oxygen Biotherapeutics gives Dr. Kiral at least 120 days advance notice that it elects not to renew for another term. The agreement automatically terminates at or after attainment of age 70 (retirement age). Under the agreement Dr. Kiral will receive the following compensation package:

•	Annual base salary of $240,000.

•

Cash bonus equal to one percent of base salary for each two percent of Oxygen Biothyerapeutics annual goals and / or milestones achieved, which are established annually by the Board of Directors provided that no bonus is paid unless 100 % of annual goals and /or milestones are achieved.

•	Issuance on the first day of each month commencing April 1, 2008 of options to purchase 20,000 common shares with the exercise price based on market value.

•	Annual grant of options to purchase 150,000 common shares with an exercise price based on market value.

•	Fixed monthly automobile allowance of $800.

•	Medical and dental insurance under plans for the other officers of Oxygen Biotherapeutics.

•	Right to participate in pension, retirement, insurance stock, and other plans established from time to time for the participation of all full-time employees of Oxygen Biotherapeutics.

•	Four weeks paid vacation each year.

•	If Dr. Kiral ceases to be a director of Oxygen Biotherapeutics for any reason, he is entitled to receive $200,000 in cash and 100,000 restricted common shares.

•

If Dr. Kiral is terminated without cause or Dr. Kiral terminates the agreement for good reason, then he is entitled to receive one-year of base salary, all bonuses then payable, and the economic value of the replacement cost for one-year benefits under the agreement, and he has the right to exercise immediately all outstanding options, vested and unvested on the terms set forth in the options he holds, including “cashless exercise” through conversion of the options to common shares based on the difference between market price and exercise price.

•

For purposes of the agreement “cause” means willful misconduct, conflict of interest or breach of fiduciary duty or a material breach of any provision of the employment agreement, and “good reason” includes Oxygen Biotherapeutics giving notice to Dr. Kiral it does not intend to renew agreement at the end of the then current term, any person or group acquires 25% or more in the outstanding stock ownership, there is a change in a majority of the Board, there is a merger or sale of substantially all the assets, or there is a breach of certain terms of the agreement by Oxygen Biotherapeutics.

We have agreed to pay Charles H. Seeman an annual salary of $120,000, as well as an $800 per month car allowance, participation in our employee benefit plans, and other customary benefits. We will also pay Mr. Seeman a $30,000 cash bonus within fifteen days following the filing of our first periodic report under the Securities Exchange Act of 1934 that reports our disclosure controls and procedures are effective, provided such periodic report is filed before September 22, 2009. We will pay an additional bonus of $10,000 on or before October 7, 2009, if all required reports under the Securities Exchange Act of 1934 are filed during the one-year period ending September 22, 2009 within applicable deadlines, subject to Mr. Seeman’s continued employment on September 22, 2009. Mr. Seeman was granted an option effective December 23, 2008 under our 1999 Amended Stock Plan to purchase 50,000 common shares that will vest, subject to continued employment, on September 23, 2009, and be exercisable for a term of three years from vesting at an exercise price of $0.46 per share, which was market price on the date of employment. Subject to his continued employment we will grant options under the 1999 Amended Stock Plan to Mr. Seeman annually in September to purchase 50,000 common shares that will vest, subject to continued employment, one year following the date of grant and be exercisable for a term of three years from vesting at an exercise price equal to the market price for the common stock on the trading day prior to the date of grant.

Director Compensation

The following table summarizes the compensation paid to directors who are not executive officers for the year ended April 30, 2009.

Name	Fees Earned or Paid in Cash	Option Awards (1)		Total
Dr. Bruce Spiess—Director	$108,000		$97,140	$205,140

Dr. Gerald Klein—Director	$108,000		$97,140	$205,140

J. Melville Engle—Director	$18,000	$		$18,000

(1)	The dollar values shown reflect the compensation cost of the awards, before reflecting forfeitures, over the requisite service period, as described in FAS 123(R), which we implemented May 1, 2006. Prior to adoption FAS 123(R), we did not record stock-based compensation expense directly in the financial statements. The assumptions we used in valuing these awards are described in Note G to our Consolidated Financial Statements included in this Form 10-K.
(2)	J. Melville Engle was appointed to OBI’s Board of Directors on March 18, 2009.

Oxygen Biotherapeutics has agreed to pay to each of Drs. Klein and Spiess a consulting fee of $200/hour, with the expectation of using and paying for approximately $9,000 of services per month. We issued to each of Dr. Spiess and Dr. Klein, as of the date of their respective elections, options to purchase 300,000 common shares at an exercise price of $0.30 per share that expire three years from the date of grant. We further agreed that if in the next two years Oxygen Biotherapeutics enters into a license agreement for its technology or is sold, it will also issue to each of Dr. Klein and Dr. Spiess at the closing of the transaction options to purchase an additional 300,000 common shares at an exercise price of $0.30 per share that expire three years from the date of grant. In September 2008, we entered into a license agreement pertaining to our biosensor implant product, and we issued an option on 300,000 shares to each of Drs. Klein and Spiess. Oxygen Biotherapeutics has agreed to pay to Mr. Engle a consulting fee of $200/hour, with a minimum monthly retainer of $9,000. With respect to Mr. Engle, we issued to Mr. Engle an option to purchase 600,000 shares at an exercise price of $0.23 per share that expires March 17, 2012, of which options on 300,000 shares vested in March 2009, and the remaining options vest on the earlier of March 17, 2010, and the date Oxygen Biotherapeutics enters into a license agreement for one of its products or technologies (in each case subject to Mr. Engle still serving as a director on such date).

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of July 29, 2009 the number and percentage of the outstanding shares of common stock and warrants and options that, according to the information supplied to Oxygen Biotherapeutics, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to the knowledge of Oxygen Biotherapeutics, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Common Shares	Percent of Class (1)
Principal stockholders
Aventis Invest (2) Limmatquai 72 Postfach 8022 Zurich, Switzerland	16,148,270	5.2%

Vatea Fund, Segregated Portfolio (3) Rue Du Borgeaud 10-B Gland, Switzerland 1196	20,000,0000	6.8%

Officers and directors
Dr. Chris J. Stern (4) 9431 Oglebay Court Raleigh, N.C. 27617	5,173,351	1.0%

Dr. Gerald L. Klein (4) 3044 Wyntre Ridge Way Raleigh, NC 27606	600,000	0.2%

Dr. Bruce Spiess (4) 620 Dover Bluff Court Manakin-Sabat, VA 23103	600,000	0.2%

Dr. Richard Kiral (4) 25505 Nottingham Ct. Laguna Hills, CA 92653	1,435,000	0.4%

Charles H. Seeman, CPA (4) 6516 Austin Creek Drive Wake Forest, NC 27587	60,000	0.0%

J. Melville Engle (4) 1 Remington Court Napa, CA 94558	300,000	0.1%

Kirk Harrington (4) 52-18 Van Loon Street Apartment 4-B Elmhurst, NY 11373	30,000	0.0%

All Officers and Directors (7 persons)	8,198,351	1.9%

(1)	These figures represent the percentage of ownership of the named individuals assuming each of them alone has exercised his options, and percentage ownership of all officers and directors as a group assuming all purchase rights held by such individuals are exercised.
(2)	The figure for Aventis Invest includes warrants to purchase 1,648,352 common shares that expire March 2011, warrants to purchase 3,296,704 common shares that expire March, 2011, warrant to purchase 3,296,704 common shares that expire May 2011, warrants to purchase 2,250,714 shares that expire August 2011, warrants to purchase 3,750,000 shares that expire January 2012, and warrants to purchase 5,202,500 shares that expire April 2012. All of these warrants to purchase common shares have a price of $0.245 per share. Roland Schaub is the manager of Aventis Invest who exercises investment and voting control over the securities held by Aventis Invest.
(3)	Gregory Pepin is an Investment Manager for Vatea Fund, Segregated Portfolio, so Mr. Pepin may be deemed to hold voting and investment control with respect to the shares held by Vatea Fund. Mr. Pepin is also a Senior Vice President of Melixia SA, which is the holder of 1,000,000 shares of OBI common stock, but Vatea Fund disclaims any control or beneficial interest with respect to said shares.
(4)	These figures include vested options: for Dr. Stern options to purchase 5,000,000 shares of common stock; for Dr. Klein options to purchase 600,000 shares of common stock; for Dr. Kiral options to purchase 1,435,000 shares of common stock, for Dr. Spiess options to purchase 600,000 shares of common stock, for Mr. Seeman options to purchase 60,000 shares of common stock, for Mr. Engle option to purchase 300,000 shares of common stock, and for Mr. Harrington options to purchase 30,000 shares of common stock.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

None

Director Independence

Our Board of Directors has five members. Dr. Chris J. Stern is our Chairman and Chief Executive Officer, Dr. Richard M. Kiral is our President and Chief Operating Officer, and Dr. Bruce Spiess, Dr. Gerald Klein, and J. Melville Engle are Directors. Dr. Spiess, and Dr. Klein are non-employee directors and compensated by consulting agreements. The Board has determined that one of its directors (J. Melville Engle) is “independent” under the criteria set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND EXPENSES

The aggregate fees billed for professional services by professional accounting firms in 2009 and 2008 were as follows:

	2009	2008
Audit Fees	$261,164	$93,640
Tax Fees(1)	$5,470	$9,913

Total	$266,634	$103,553

(1)	Tax return and related service

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

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

(a)	Reports of Independent Registered Public Accounting Firm.

(b)	Balance Sheets as of April 30, 2009 and 2008.

(c)	Statements of Operations for each of the two years ended April 30, 2009 and April 30, 2008 and for the period May 26, 1967 (Date of Inception) to April 30, 2009.

(d)	Statements of Stockholders’ Equity (Deficit) for each of the two years ended April 30, 2009 and April 30, 2008 and for the period May 26, 1967 (Date of Inception) to April 30, 2009.

(e)	Statements of Cash Flows for each of the two years ended April 30, 2009 and April 30, 2008 and for the period May 26, 1967 (Date of Inception) to April 30, 2009.

(f)	Notes to the Financial Statements.

INDEX TO EXHIBIT

Exhibit No.	Exhibits Required by Item 601 of Regulation S-K
2.1	Agreement and Plan of Merger dated April 28, 2008 (1)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

10.1	Agreement with Leland C. Clark, Jr., Ph.D. dated November 20, 1992 with amendments, Assignment of Intellectual Property/ Employment (2)

10.2	Agreement between the Registrant and Keith R. Watson, Ph.D. Assignment of Invention (2)

10.3	Children’s Hospital Research Foundation License Agreement dated February 28, 2001 (2)

10.4	Form of Option issued to Executive Officers and Directors (2)

10.5	Form of Option issued to Employees (2)

10.6	Form of Warrant issued to Unsecured Note Holders 2006-2007 (3)

10.7	Form of Convertible Note – 2008 (4)

10.8	Form of Warrant issued to Convertible Note Holders (4)

10.9	Form of Purchase Agreement – US Purchase (without exhibits, which are included as exhibits 10.8 and 10.9, above) (4)

10.10	Form of Purchase Agreement – Non-US Purchase (without exhibits, which are included as exhibits 10.8 and 10.9, above) (4)

10.11	Form of Purchase Agreement – US Note Exchange (without exhibits, which are included as exhibits 10.8 and 10.9, above) (4)

10.12	Form of Purchase Agreement – Non-US Note Exchange (without exhibits, which are included as exhibits 10.8 and 10.9, above) (4)

10.13	Form of Warrant issued to Financing Consultants (5)

10.14	1999 Amended Stock Plan (amended 2008) (5)

10.15	Engagement Letter with Chris J. Stern dated November 19, 2007, as amended March 26, 2008 (5)

10.16	Business Consultant Agreement with Institute for Efficient Management, Inc., as amended March 26, 2008 (5)

10.17	Employment Agreement with Richard Kiral, as amended March 26, 2008 (5)

10.18	Engagement and Consulting Agreement with Bruce Spiess (5)

10.19	Engagement and Consulting Agreement with Gerald L. Klein (5)

10.20	Business Consultant Agreement with Edward Sitnik

10.21	Agreement with Hospira to manufacture Oxycyte

10.22	Business Consultant Agreement with J. Melville Engle

10.23	Employment Agreement with Kirk Harrington

10.24	Employment Agreement with Charles H. Seeman, CPA

10.25	Employment Agreement with Richard Kiral, restated February 1, 2009

10.26	Securities Purchase Agreement (including exhibits) between OBI and Vatea Fund, Segregated Portfolio dated June 8, 2009 (6)

10.27	Form of Exchange Agreement dated July 20, 2009 (7)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 30, 2008, and are incorporated herein by this reference.
(2)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 13, 2004, and are incorporated herein by this reference.

(3)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on September 6, 2006, and are incorporated herein by this reference.
(4)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 21, 2008, and are incorporated herein by this reference.
(5)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 13, 2008, and are incorporated herein by this reference.
(6)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 8, 2009.
(7)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on July 21, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

OXYGEN BIOTHERAPEUTICS, INC.
August 12, 2009
/s/ Chris J. Stern
Chris J. Stern, Chief Executive Officer
(Principal Executive Officer)

August 12, 2009	/s/ Charles H. Seeman, CPA
Charles H. Seeman, CPA Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Chris J. Stern	Date: August 12, 2009
Chris J. Stern, Director

/s/ Richard M. Kiral	Date: August 12, 2009
Richard M. Kiral, Director

/s/ Gerald L. Klein	Date: August 12, 2009
Gerald L. Klein, Director

/s/ Bruce Spiess	Date: August 12, 2009
Bruce Spiess, Director

/s/ J. Melville Engle	Date: August 12, 2009
J. Melville Engle, Director

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act

By Registrants Which Have Not registered Securities Pursuant to Section 12 of the Act

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Oxygen Biotherapeutics, Inc.

We have audited the accompanying balance sheet of Oxygen Biotherapeutics, Inc., formerly Synthetic Blood International, Inc. (a development-stage enterprise) (the “Company”) as of April 30, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year ended April 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxygen Biotherapeutics, Inc., formerly Synthetic Blood International Inc. as of April 30, 2008, and the results of its operations and its cash flows for the year ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

HASKELL & WHITE LLP

Irvine, California

August 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Oxygen Biotherapeutics, Inc.

We have audited the accompanying consolidated balance sheet of Oxygen Biotherapeutics, Inc., formerly, Synthetic Blood International, Inc. (a development-stage enterprise) (the “Company”), as of April 30, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and for the period from inception, May 26, 1967, through April 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company’s statement of operations, stockholders’ equity (deficit) and cash flows for the period from inception, May 26, 1967, through April 30, 2008, were audited by other auditors whose report dated August 12, 2008, includes an explanatory paragraph regarding substantial doubt about the company’s ability to continue as a going concern. The financials for the period from inception, May 26, 1967, through April 30, 2008, reflect cumulative net losses of $37,741,362. The other auditors report has been previously furnished to us, and our opinion expressed herein, insofar as it relates to the amounts for such prior periods, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxygen Biotherapeutics, Inc., formerly Synthetic Blood International, Inc. as of April 30, 2009, and the results of its operations and its cash flows for the year then ended, and from the period from inception, May 26, 1967, through April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise presently generating no operating revenues, has a significant deficit accumulated during the development stage, and requires substantial additional funds to complete clinical trials and pursue regulatory approvals. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying April 30, 2009 consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHERRY, BEKAERT & HOLLAND, L.L.P.

Raleigh, North Carolina

August 12, 2009

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	April 30, 2009	April 30, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,555,872	$4,880,633
Accounts receivable	32,286	—
Prepaid expenses	156,926	72,084

Total current assets	2,745,084	4,952,717
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $666,388 and $599,448, respectively	210,355	177,605
DEBT ISSUANCE COSTS, net of accumulated amortization of $5,476,779 and $213,234, respectively	33,783	5,297,289
PATENTS AND LICENSE RIGHTS, net of accumulated amortization of $100,898 and 220,062, respectively	650,222	129,102
OTHER ASSETS	163,393	—

	$3,802,837	$10,556,713

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$195,569	$63,907
Related party payables	—	103,000
Accrued liabilities	241,518	54,453
Notes payable	36,666	43,631

Total current liabilities	473,753	264,991

LONG TERM PORTION of convertible debentures, net of unamortized discount of $124,152 and $19,716,686, respectively	227,715	539,786

Total liabilities	701,468	804,777

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, undesignated, authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 236,025,200 and 146,405,576 respectively	23,621	1,464,056
Additional paid-in capital	74,037,950	46,029,242
Deficit accumulated during the development stage	(70,960,202)	(37,741,362)

Total stockholders’ equity (deficit)	3,101,369	9,751,936

	$3,802,837	$10,556,713

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from May 26, 1967
	(inception) to	Year ended April 30,
	April 30, 2009	2009	2008
OPERATING EXPENSES AND LOSSES
Research and development expense	$13,956,252	$1,598,807	$939,998
General and administrative expense	25,900,034	7,002,518	1,992,687
Loss on impairment of long-lived assets	32,113	—	32,113

Total operating expenses and losses	39,888,399	8,601,325	2,964,798
INTEREST EXPENSE	31,984,948	24,856,041	3,611,902
LOSS ON EXTINGUISHMENT OF DEBT	250,097	—	250,097
OTHER INCOME	(1,163,242)	(238,526)	(105,629)

NET LOSS	$(70,960,202)	$(33,218,840)	$(6,721,168)

NET LOSS PER SHARE, basic		$(0.19)	(0.05)

NET LOSS PER SHARE, diluted		$(0.19)	(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, basic		173,270,340	141,482,244
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, diluted		173,270,340	250,012,892

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the two years ended April 30, 2009

	Common stock		Additional		Deficit accumulated during the	Total
	Number of Shares	Amount	paid-in capital	Deferred compensation	development stage	stockholders’ equity (deficit)
BALANCES, April 30, 2007	139,854,859	$1,398,549	$29,598,533	$—	$(31,020,194)	$(23,112)
Warrants issued for services rendered	—	—	4,781,983	—	—	4,781,983

Common stock issued for services rendered	2,088,272	20,883	747,455	—	—	768,338
Common stock issued for compensation	14,000	140	12,320	—	—	12,460
Common stock issued for convertible debt	1,333,887	13,339	116,661	—	—	130,000
Compensation on options and warrants issued	—	—	769,331	—	—	769,331
Warrants issued with convertible debt	—	—	7,290,352	—	—	7,290,352
Beneficial conversion on convertible debt	—	—	2,522,648	—	—	2,522,648
Exercise of warrants and options	3,114,558	31,145	189,959	—	—	221,104
Net loss	—	—	—	—	(6,721,168)	(6,721,168)

BALANCES, April 30, 2008	146,405,576	$1,464,056	$46,029,242	$—	$(37,741,362)	$9,751,936

Common stock issued for convertible debt	80,585,436	21,699	19,882,906	—	—	19,904,605
Issuance of common stock to employees	141,302	428	77,005	—	—	77,433
Issuance of common stock for services	411,250	41	296,059			296,100
Compensation on options issued	—	—	1,963,578	—	—	1,963,578
Issuance of warrants	—	—	2,228,432	—	—	2,228,432
Exercise of warrants and options	8,481,636	78,511	2,019,614	—	—	2,098,125
Common stock par value change	—	(1,541,114)	1,541,114	—	—	—
Net loss	—	—	—	—	(33,218,840)	(33,218,840)

BALANCES, April 30, 2009	236,025,200	$23,621	$74,037,950	$—	$(70,960,202)	$3,101,369

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period May 26, 1967 (date of inception) to April 30, 2009

	Common stock		Additional		Deficit accumulated during the	Total
	Number of Shares	Amount	paid-in capital	Deferred compensation	development stage	stockholders’ equity (deficit)
BALANCES, May 26, 1967	—	$—	$—	$–	$—	$—
Common stock sold, net of offering costs	105,603,252	1,056,032	16,683,920	—	—	17,739,952
Common stock issued for convertible debt	99,765,016	213,495	23,058,631	—	—	23,272,126
Issuance of common stock to employees and compensatory options	374,102	2,756	1,848,420	—	—	1,851,176
Compensation on options and warrants issued	—	—	3,380,239	(237,834)	—	3,142,405
Amortization of deferred compensation	—	—	—	237,834	—	237,834
Issuance of common stock for services rendered	3,768,516	33,614	1,328,309	—	—	1,361,923
Issuance of common stock to officers to retire shareholder loans	1,044,450	10,444	177,556	—	—	188,000
Common stock issued in conjunction with funding agreements and services rendered	5,376,365	53,764	883,160	—	—	936,924
Issuance of warrants and options	—	—	9,367,910	—	—	9,367,910
Exercise of warrants and options	17,093,499	164,630	2,839,000	—	—	3,003,630
Contributions of capital for cash and services rendered	—	—	65,700	—	—	65,700
Contributions of capital by shareholders	—	—	581,818	—	—	581,818
Beneficial conversion on convertible debt	—	—	3,292,648	—	—	3,292,648
Warrants issued with debt instruments	—	—	8,619,525	—	—	8,619,525
Issuance of common stock for promissory notes	3,000,000	30,000	370,000	—	—	400,000

Common stock par value change	—	(1,541,114)	1,541,114	—	—	—
Net loss	—	—	—	—	(70,960,202)	(70,960,202)

BALANCES, April 30, 2009	236,025,200	$23,621	$74,037,950	$—	$(70,960,202)	$3,101,369

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from May 26, 1967 (inception) to	Year ended April 30,
	April 30, 2009	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,960,202)	$(33,218,840)	$(6,721,168)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,442,474	20,475	102,455
Amortization of deferred compensation	336,750	—	—
Interest on debt instruments	31,594,854	24,856,041	3,521,767
Loss (gain) on debt settlement and extinguishment	163,097		250,097
Loss on impairment of long-lived assets	32,113		32,113
Loss on disposal and write down of property and equipment and other assets	219,305	—	—
Issuance and vesting of compensatory stock options and warrants	6,899,304	3,838,510	769,331
Issuance of common stock below market value	695,248	—	—
Issuance of common stock as compensation	385,993	373,533	12,460
Issuance of common stock for services rendered	1,265,279	—	—
Issuance of note payable for services rendered	120,000	—	—
Contributions of capital through services rendered by stockholders	216,851	—	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	(86,482)	(134,042)	110,868
Accounts payable and accrued liabilities	643,644	206,690	(354,132)

Net cash used in operating activities	(27,031,772)	(4,057,633)	(2,276,209)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,267,540)	(99,691)	(83,947)
Capitalization of patent costs	(985,229)	(267,636)	(18,154)

Net cash used in investing activities	$(2,252,769)	$(367,327)	$(102,101)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses	$20,934,751	$2,098,125	221,104
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from former officer loans	39,500		39,500
Repayments of former officer loans	(39,500)		(39,500)
Proceeds from issuance of notes payable, net of issuance costs	2,194,565	90,145	231,833
Proceeds from convertible debentures, net of issuance costs	8,807,285		6,865,785
Payments on notes - short-term	(661,054)	(88,071)	(76,013)
Payments on notes - long term	(291,309)	—	—

Net cash provided by financing activities	31,840,410	2,100,199	7,242,709

Net change in cash and cash equivalents	2,555,872	(2,324,761)	4,864,399
Cash and cash equivalents, beginning of period	—	4,880,633	16,234

Cash and cash equivalents, end of period	$2,555,872	$2,555,872	$4,880,633

Cash paid for:
Interest	$244,624	$2,769	$90,135

Income taxes	$27,528	$6,789	$766

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-cash financing activities during the year ended April 30, 2009:

(1)	The Company made principal payments on its convertible debentures with a gross carrying value of $19,904,605 through the issuance of 80,585,436 shares of common stock. The Company recognized interest expense of $21,775,567 for the unamortized discounts and debt issue costs associated with the converted debentures.

Non-cash financing activities during the year ended April 30, 2008:

(1)	In connection with the issuance of $282,055 of 2-year notes payable, the Company recorded discounts on notes payable related to the original issue discount of $16,417, and additional discounts of $67,969 related to the relative fair value of 2,815,763 warrants issued in the transaction. The Company recorded debt issue costs of $170,686, of which $120,223 was non-cash through the issuance of 1,431,000 warrants for capital raising services.

(2)	The Company made principal payments on its convertible debentures with a gross carrying value of $156,060 through the issuance of 1,333,887 shares of common stock. These debentures included discounts totaling $26,060, and thus had a net carrying value of $130,000.

(3)	The Company issued 2,193,148 shares of common stock in cashless exercises of 300,000 options and 8,455,333 warrants.

(4)	In connection with the issuance of a $1,000,000 short term bridge loan, the Company issued 5-year warrants to purchase 2,500,000 shares of common stock at $0.245 per share to investors. An additional discount of $288,750 was recorded for the relative fair value of the warrants. The Company also recorded debt issue costs of $288,750 for the value of 2,500,000 additional warrants issued for capital raising services.

(5)	In connection with the exchange of its $1,000,000 bridge loans for 5-year convertible debentures with a face amount of $2,222,222, the Company recorded an original issue discount of $1,222,222. In addition, the Company issued 5-year warrants to purchase 4,498,426 shares of common stock at $0.247 per share to investors. Additional discounts of $703,554 and $296,446 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively.

(6)	In connection with the exchange of its remaining outstanding short term loans for 5-year convertible debentures with a face amount of $3,982,545, the Company recorded an original issue discount of $2,190,400. In addition, the Company issued 5-year warrants to purchase 8,061,831 shares of common stock at $0.247 per share to investors. Additional discounts of $1,035,945 and $756,200 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively. Pursuant to this refinancing transaction, the Company recorded a debt extinguishment loss of $250,097.

(7)	The Company financed the prepayment of certain insurance premiums with a short-term note totaling $119,644. The Company repaid a total of $76,013 on this note during the year ended April 30, 2008.

(8)	In connection with the issuance of $6,335,000 of convertible debentures with a total face amount of $14,077,778, the Company recorded an original issue discount of $7,742,778, and additional discounts of $4,864,998 related to the relative fair value of the 28,497,501 5-year warrants to purchase common stock at $0.247 per share that were issued in the transaction and $1,470,002 for the relative fair value of the embedded beneficial conversion feature. The Company also recorded debt issue costs of $5,510,562 for capital raising services, of which $768,337 was non-cash through the issuance of 2,088,272 restricted shares of common stock, and $4,373,010 was non-cash through the issuance of 21,853,086 warrants for capital raising services.

(9)	In March 2008, the Company issued 760,000 warrants to a noteholder as compensation for the Company’s failure to issue the proper amount of warrants and provide an adequate exercise term in connection with previously issued 12% notes payable. These warrants have a 3-year term and are exercisable at $0.245 per share. Interest expense of $329,137 was recorded for the fair value of these warrants.

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2009 and 2008, and for the years then ended.

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

The Company was inactive through September 1990, when it began conducting operations for the purpose of developing a synthetic blood emulsion to act as a human blood substitute, and a method of using a perfluorocarbon compound to facilitate oxygen exchange for individuals with respiratory distress syndrome. The Company is also developing an implantable, continuous reading glucose biosensor to be used primarily by individuals with diabetes. The Company submitted an Investigational New Drug Application (IND) for Oxycyte, the Company’s alternative to transfused blood for use in surgical and similar medical situations, to the Food and Drug Administration (FDA) in 2003 and successfully conducted a Phase I safety clinical study in the fourth quarter of 2003. The results of the Phase I study were consistent with the results of preclinical animal safety studies, and showed a good safety profile for Oxycyte. The Company started Phase II clinical trials of Oxycyte in surgical patients in the fourth quarter of 2004. The protocol was successfully completed in 2006 and filed in April 2008. This protocol was put on clinical hold due to safety concerns raised by the regulatory agency. In April 2009, the Company filed an application with the FDA to obtain orphan drug designation for Oxycyte for the treatment of patients with severe, closed-head Traumatic Brain Injury (TBI). The Company filed a Cosmetic Product Ingredient Statement (CPIS) with the FDA for Dermacyte™ Gel, its new Oxycyte-based cosmetic product. The gel is an oxygen-rich formulation of Oxycyte, which OBI believes will promote skin health and other desirable cosmetic benefits when applied to the skin. A CPIS is a voluntary registration with the FDA recommended for a cosmetic product’s proposed commercial introduction. The Company is currently evaluating the market opportunities for this product and has not entered into any agreements for the manufacture and marketing of Dermacyte. Fluorovent, an oxygen exchange fluid for facilitating the treatment of lung conditions, and the glucose biosensor are at the preclinical development stage and are currently inactive. The Company has not generated significant revenues since inception.

The accompanying consolidated financial statements include the accounts and transactions of Oxygen Biotherapeutics, Inc. and Synthetic Blood International, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

Going Concern—Management believes the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit during the development stage of $70,960,202 and $37,741,362 at April 30, 2009 and 2008, respectively, and used cash in operations of $4,057,633 and $2,276,209 during the years ended April 30, 2009 and 2008, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Although management believes that the Company has necessary working capital to fund operations in fiscal year 2009-2010, management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying April 30, 2009 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Cash Concentrations—The Company maintains cash balances at financial institutions, which may at times, exceed the amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) of $250,000 per institution. The Company’s cash and cash equivalents included balances uninsured by the FDIC of approximately $31,353 at April 30, 2009. A total of $2,205,289 of the Company’s cash is invested in the Western Asset Government Money Market Fund which has an average maturity of 54 days and is rated AAA by Moody’s and Standard and Poor’s. These funds included balances uninsured by the Securities Investor Protection Corporation of approximately $1,705,289.

Property and Equipment—Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the related assets, ranging from three to ten years, or the lease term, if applicable.

Impairment of Long-Lived Assets—The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition of the asset. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and the fair value or disposable value. During the year ended April 30, 2008, the Company recorded impairment charges totaling $32,113 on a piece of laboratory equipment due to infrequency of use.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2009 and 2008, and for the years then ended.

Research and Development Costs—All costs related to research and development activities are treated as expenses in the period incurred.

Loss Per Share—Basic loss per share, which excludes antidilutive securities, is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding for that particular period. In contrast, diluted loss per share considers the potential dilution that could occur from other equity instruments that would increase the total number of outstanding shares of common stock. Such amounts include shares potentially issuable under outstanding options, warrants and convertible debentures. Potentially dilutive securities, however, have not been included in the fiscal year 2009 diluted loss per share computation because their effect is antidilutive. If such shares were included in diluted EPS, they would have resulted in weighted-average common shares of approximately 369.3 million in fiscal year 2009. Such amounts include shares potentially issuable under outstanding options, warrants, and convertible debentures.

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

Fair Value of Financial Instruments—The Company’s balance sheet includes the following financial instruments: cash and cash equivalents, short-term notes payable, and convertible debentures. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments It is not practicable for the Company to estimate the fair value of its convertible debentures as such estimates cannot be made without incurring excessive costs. The significant terms of the Company’s convertible debentures are described in Note D. At April 30, 2009 and 2008 the debentures had a gross carrying value of $351,867 and $20,256,242, respectively, with discounts totaling $124,152 and $11,155,401, respectively.

Employee Stock Options and Stock-Based Compensation—Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for share-based instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to May 1, 2006, the Company accounted for share-based compensation to employees in accordance with APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The Company elected to employ the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented have not been restated to reflect the fair value method of expensing share-based compensation. For the years ended April 30, 2009 and 2008, the Company recorded share-based compensation expense of approximately $1,672,158 and $769,000, respectively for stock options granted to employees. In addition, the Company recorded compensation expense of $77,433 and $12,460, respectively for the fair value of common stock issued to the CEO.

The Company continues to follow EITF Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with EITF Issue 96-18, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The Company recognizes this expense over the period in which the services are provided. The Company’s net loss for the years ended April 30, 2009 and 2008 includes expenses of approximately $2,519,852 and $4,782,000, respectively, for non-cash stock-based compensation for options and warrants issued to consultants and other non-employees. In addition, during the year ended April 30, 2009, the Company recorded $296,100 for the fair value of common stock issued to consultants.

Recent Accounting Pronouncements

SFAS No.159—In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of fiscal years after November 15, 2007. The Company adopted SFAS 159 on May 1, 2008, and it did not materially affect its financial position or results of operations.

SFAS No. 141(R)—In December 2007, the FASB issued Statement No. 141(R), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting – the acquisition method – to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The adoption of SFAS No. 141(R) did have a material affect on the company’s financial position and results of operations.

SFAS No. 160—In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2009 and 2008, and for the years then ended.

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

NOTE C—LICENSING RIGHTS AND PATENTS

In May 2008, the Company entered into a license agreement with Virginia Commonwealth University (“Licensor”) whereby the Company obtained a worldwide, exclusive license to valid claims under three of the Licensor’s patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications, except that the Company can terminate the agreement at any time on not less than 90 days advance notice. As of April 30, 2009, management has no intention of terminating the agreement.

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

The $50,000 initial fee is fully credited towards future royalty or sublicensing revenue payments to the Licensor. This fee has been accounted for as a deposit and is included in other assets at April 30, 2009.

The $16,228 reimbursement costs and the $353,500 value of the 500,000 warrants discussed above were capitalized as licensing rights and are being amortized over the legal life of the underlying patents. Accumulated amortization on the licensing rights at April 30, 2009 totaled $12,473.

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

As of April 30, 2009, the Company has not met any of the milestones identified above and therefore has not incurred any liabilities related to this licensing agreement. The Company expects to have to pay $25,000 under this agreement at the completion of the Traumatic Brain Injury (TBI) study and we expect this to be completed sometime in the first quarter of fiscal 2012. The Company expects to pay an additional $50,000 during the second quarter of Fiscal 2010 under this agreement because of the development of a wound product (medical device) and a dermatology product (wound device).

In September 2008, the Company assigned all of its patent rights on glucose monitoring technology to Glucometrics, Inc. One of the officers of Glucometrics, Inc. is a former employee of Synthetic Blood International and did extensive research work under the guidance of Dr. Leland Clark, founder of Synthetic Blood International. Both he and Dr. Richard Kiral, President and Chief Operating Officer of Oxygen Biotherapeutics, Inc. worked on Dr. Clark’s team during the same period of time.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2009 and 2008, and for the years then ended.

The agreement calls for Glucometrics, Inc to have exclusive rights to this technology for the entire life of the patent. In exchange for the use of these patent rights the Company acquired a ten percent interest in Glucometrics, Inc and acquired the right to receive royalty payments on revenues generated by any product developed by Glucometrics that uses the glucose monitoring technology. The patents assigned to Glucometrics, Inc. had a cost of $186,893 and had accumulated amortization of $72,700 on the date the patents were assigned. The Company valued the investment in Glucometrics, Inc. at $114,193, the value of the patents transferred.

The Glucometrics, Inc agreement calls for royalties to be paid to Oxygen Biotherapeutics, Inc as follows:

Net sales related to the marketing of an implantable licensed product:

Net Sales	Applicable Royalty
Up to $10 million	10%
Over $10 million to $50 million	8%
Over $50 million	6%

Net sales related to the marketing of a non-implantable licensed product:

Net Sales	Applicable Royalty
Up to $5 million	8%
Over $5 million to $25 million	6%
Over $25 million	4%

In the future, the Company will recognize in revenue any royalty payments received as part of this agreement.

The Company capitalizes expenditures associated with patents and trademarks related to the Company’s various technologies. Capitalized costs include amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of patent and trademark applications. These assets are amortized on a straight-line method over their legal life of 20 years. The Company reviews these intangible assets for impairment quarterly in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of April 30, 2009, management believes no indications of impairment existed.

Patents and License Rights consist of the following at April 30:

	2009	2008
Patents	$254,893	$349,164
License Rights	496,227	—
Less accumulated amortization	(100,898)	(220,062)

	$650,222	$129,102

The amortization expense for years ended April 30, 2009 and 2008 was $32,236 and $34,010, respectively. The unamortized balance of patents and license rights estimated to be amortized over the next five years and thereafter as follows:

Fiscal Year ending April 30:
2010	$42,126
2011	42,126
2012	42,126
2013	42,126
2014	40,735
Thereafter	440,983

$650,222

NOTE D—NOTES PAYABLE

During the third and fourth quarters of the year ended April 30, 2008, the Company received a total of $6,335,000 proceeds from the sale of 5-year convertible debentures, with a total face amount of $14,077,778. The debentures are unsecured and convertible at any time prior to maturity into a total of 56,995,053 shares of common stock, or $0.247 per share. In connection with the issuance of these obligations, the Company recorded a 55% original issue discount of $7,742,778, and additional discounts of $4,864,998 related to the relative fair value of the 28,497,501 5-year warrants to purchase common stock at $0.247 per share that were issued in the transaction, and $1,470,002 for the relative fair value of the beneficial conversion feature. During the year ending April 30, 2009, the Company repaid $13,799,437 of the principal balance of these debentures through the issuance of 55,868,166 shares of common stock. The Company recognized interest expense of $1,669,717 and $329,843 for the years ending April 30, 2009 and 2008, respectively, related to amortization of the discounts. The Company also recognized additional interest expense of $11,975,116 for the unamortized discounts at the date of conversion. As of April 30, 2009 and 2008, these notes had a principal balance of $278,325 and $14,077,778 and unamortized discounts of $103,944 and $13,747,923, respectively.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2009 and 2008, and for the years then ended.

The Company incurred total costs of $5,510,562 for capital raising services on these transactions. The costs of the capital raising services include $369,215 paid in cash, $768,337 for the fair value of 2,088,272 restricted shares of common stock, and $4,373,010 for the fair value of 21,853,086 warrants. During the years ending April 30, 2009 and 2008, the Company recorded interest expense of $765,900 and $213,234, respectively, in amortization of these costs. In 2009, the Company recorded an additional $4,497,645 of interest expense for the unamortized issuance costs recognized upon conversion. As of April 30, 2009 and 2008, the unamortized debt issuance costs were $33,783 and $5,297,289, respectively.

In January 2008, the Company exchanged its remaining outstanding short term loans for 5-year convertible debentures with a face amount of $3,982,545. The notes are unsecured, convertible into shares of common stock at $0.247 per share, and were issued with a 55% original issue discount totaling $2,190,400. In addition, the Company issued 5-year warrants to purchase 8,061,831 shares of common stock at $0.247 per share to investors. Additional discounts of $1,035,945 and $756,200 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively. Pursuant to this exchange transaction, the Company recorded a debt extinguishment loss of $191,941. The Company determined that the exchange of notes should be accounted for as complete debt extinguishment as opposed to a debt modification, pursuant to the guidance in EITF 02-04 and EITF 96-19. The key components of this determination were as follows: (a) no concessions were granted to the Company by the existing note holders; and (b) the modification of terms was deemed substantial enough to be treated as an extinguishment, since the present value of the new notes exceeded the present value of the exchanged notes by more than 10%. During the years ended April 30, 2009 and 2008, the Company repaid $3,930,841 and $26,060 of the principal balance of these debentures through the issuance of 15,914,336 and 105,506 shares of common stock, respectively. The Company recognized interest expense of $387,914 and $126,687 for the years ended April 30, 2009 and 2008, respectively, related to amortization of the discounts. In 2009 and 2008, the Company recorded an additional $3,444,212 and $25,241, respectively, of interest expense for the unamortized discounts recognized upon conversion. As of April 30, 2009 and 2008, these notes had a principal balance of $25,644 and $3,956,485 and unamortized discounts of $0 and $3,829,798, respectively.

In November and December 2007, the Company received $1,000,000 from the issuance of short term bridge loans to fund operations and other working capital needs. The notes were unsecured and paid interest at 10% per year. In addition, the Company issued 5-year warrants to purchase 2,500,000 shares of common stock at $0.245 per share to investors. An additional discount of $288,750 was recorded for the relative fair value of the warrants. In connection with the bridge financing, the Company issued 2,500,000 warrants for capital raising services and recorded debt issue costs of $288,750 which represents the fair value of these warrants. These discounts and debt issuance costs were recognized as interest expense in December 2007 when these notes were exchanged for the convertible debentures described below.

In December 2007, the Company exchanged its $1,000,000 bridge loans for 5-year convertible debentures with a face amount of $2,222,222. The notes are unsecured, convertible into shares of common stock at $0.247 per share, and were issued with a 55% original issue discount totaling $1,222,222. In addition, the Company issued 5-year warrants to purchase 4,498,426 shares of common stock at $0.247 per share to investors. Additional discounts of $703,554 and $296,446 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively. The Company incurred no debt extinguishment costs in this exchange. During the year ended April 30, 2009, the Company repaid $2,174,325 of the principal balance of these debentures through the issuance of 8,802,935 shares of common stock. The Company recognized interest expense of $261,063 and $83,256 for the years ended April 30, 2009 and 2008, respectively, related to amortization of the discounts. In 2009, the Company recorded an additional $1,858,594 of interest expense for the unamortized discounts recognized upon conversion. As of April 30, 2009 and 2008, these notes had a principal balance of $47,897 and $2,222,222 and unamortized discounts of $20,208 and $2,139,865, respectively.

In July and August 2007, the Company issued $282,055 of 2-year notes payable for working capital needs. The notes were unsecured and were issued with an original issue discount of $16,417, and additional discounts of $67,969 related to the relative fair value of 2,815,763 warrants issued in the transaction. Of the total discounts of $84,386, $26,230 was amortized into interest and the remaining balance of $58,156 was included in the loss on debt extinguishment. The Company recorded debt issuance costs of $170,686, of which $120,223 was through the issuance of 1,431,000 warrants and $50,463 was paid in cash for capital raising services. These discounts and debt issuance costs were recognized as interest expense in January 2008 when these notes were exchanged for the convertible debentures described above.

Interest charges associated with the notes payable, including amortization of the original issue discount, common stock purchase warrant value, beneficial conversion feature, and debt issue costs aggregated $24,856,041 and $3,611,902 for the years ended April 30, 2009 and 2008, respectively.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2009 and 2008, and for the years then ended.

The Company’s long-term debt at April 30, 2009 matures as follows:

Year ending April 30,
2010	$—
2011	—
2012	—
2013	351,867

Total scheduled maturities	351,867
Less unamortized discount at April 30, 2009	(124,152)

$227,715

NOTE E—COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases its office and laboratory space under three operating leases that include fixed annual increases and expire in May 2010 and July 2015. Rent expense amounted to approximately $223,975 and $189,500 for the periods ended April 30, 2009 and 2008, respectively. In 2009, the Company entered into a month-to-month lease agreement for offsite storage space. Rent expense for this lease was $2,400 for the year ended April 30, 2009.

The Company has sublet a portion of its lab facility it California to an unrelated third party. The sublease consists of 12 month term with the option to renew. At each renewal period, the monthly rental income escalates 5%. For the years ended April 30, 2009 and 2008, the Company recorded $76,444 and $75,015 as other income for the rents received under the sublease agreement.

The future minimum payments for the long-term, non-cancelable lease are as follows:

Year ending April 30,
2010	$172,130
2011	172,130
2012	172,130
2013	172,130
2014	172,130
Thereafter	215,163

$1,075,813

Litigation—The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements. At April 30, 2009 the Company is not a party to any litigation matters.

Consulting Agreement—On May 5, 2008 the Company entered into a consulting agreement with Fiona International SA to provide services related to licensing of the Company’s Oxycyteproduct and other corporate matters. The agreement was effective through August 4, 2008, and involved the following remuneration: (a) Cash payments totaling $87,500; (b) the issuance of 3,032,000 five year common stock purchase warrants with an exercise price of $0.247; (c) and the issuance of 411,250 shares of common stock on August 1, 2008. At April 30,2009, the Company did not have any further obligation under this agreement.

Employment Contracts—The Board of Directors approved a new employment agreement with Dr. Stern effective February 1, 2009, that supersedes all prior compensatory arrangements with Dr. Stern and his associates. The agreement is effective for a one-year term commencing February 1, 2009, and automatically renews for additional one-year terms, unless Dr. Stern terminates the agreement in advance of renewal or the Company gives Dr. Stern at least 120 days advance notice that it elects not to renew at the end of the then current term. Under the agreement Dr. Stern will receive as compensation an annual base salary of $300,000; a cash bonus equal to one percent of base salary for each two percent of the Company’s annual goals and/or milestones achieved, which are established annually by the Board of Directors; provided, that no bonus is paid unless at least 100 percent of annual goals and/or milestones are achieved; 14,000 shares of the restricted common stock of the Company issued monthly; fixed monthly automobile allowance of $800; and fixed payment of $2,500 per month for secretarial and related office support.

If Dr. Stern ceases to be a director of the Company for any reason, he is entitled to receive $200,000 in cash and 100,000 restricted common shares. Furthermore, if Dr. Stern is terminated without cause or Dr. Stern terminates the agreement for good reason, then he is entitled to receive one-year of base salary, all bonuses then payable, and the economic value of the replacement cost for one-year of the other benefits under the agreement, and he has the right to exercise immediately all outstanding options, vested and unvested, on the terms set forth in the options he holds, including “cashless exercise” through conversion of the options to common shares based on the difference between market price and exercise price. In connection with the adoption of this agreement, the Company agreed that options previously issued to Dr. Stern to purchase 1,000,000 common shares at an exercise price of $0.245 per share and a three-year term are extended to November 2017 (ten-year term), options to purchase 4,000,000 common shares at an exercise price of $0.245 per share and a three-year term are extended to September 2018 (ten-year term), and all of the options are amended to allow for “cashless exercise” through conversion of the options to common shares based on the difference between market price and exercise price. In the fourth quarter of year ending April 30, 2009, the company recognized an additional expense of $408,868 due to the revaluation of these previously granted option agreements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2009 and 2008, and for the years then ended.

On February 22, 2008(amended by Board resolution on March 26, 2008) the Board of Directors approved a two-year employment contract with Dr. Richard Kiral, as President and Chief Operating Officer of the Company. Dr. Kiral’s current base annual salary is $247,000 as of April 30, 2009 and includes an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $200,000 life insurance policy payable to a beneficiary named by the insured. In addition, as compensation for his role as a member of the Board, Dr. Kiral will be granted 20,000 qualified stock options each month in accordance with the 1999 Plan (NOTE G). The contract will renew automatically annually unless terminated by either party. Dr. Kiral’s employment agreement provides that he is to receive a minimum severance payment equal to 12 months of his annual salary in the event of Dr. Kiral’s termination without cause, as that term is defined in the employment agreement. The Board also agree to issue and pay to Dr. Kiral, upon his termination as a board member by the Company for whatever reason, with or without cause, an aggregate of 100,000 shares of the Company’s common stock and the sum of $200,000, payable upon such termination.

Effective November 20, 2007, Robert W. Nicora, the Company’s President, Chief Executive Officer and Chief Financial Officer resigned from all officer positions and from his directorship. In accordance with his employment agreement, Mr. Nicora is entitled to receive a total amount of $378,233 which includes accrued salaries, repayment of advances and severance payments. A total of $378,223 was paid on this obligation during the period from November 20, 2007 to April 30, 2009.

Robert J. Larsen, a member of the Company’s Board of Directors and its former interim President and Chief Executive Officer, died unexpectedly on March 24, 2008. On March 25, 2008, the Board of Directors approved the issuance of options to the Estate of Robert J. Larsen to purchase 300,000 shares of common stock at an exercise price of $0.30 per share. The Board of Directors also approved the Estate of Robert J. Larsen the right to cashless exercise of all of Mr. Larsen’s outstanding options. During the year ending April 30, 2009, the Company issued to the Estate of Robert J. Larsen 318,686 shares of common stock in a cashless exercise of 515,000 options.

401(k) Retirement Plan—The Company sponsors a 401(k) Retirement Savings Plan (the Plan) for all eligible employees. Full-time employees over the age of 18 are eligible to participate in the Plan after 90 days of continuous employment. Participants may elect to defer earnings into the Plan up to the annual IRS limits and the Company provides a matching contribution up to the amount of the employee deferral, or 3% of the participants’ annual salary, whichever is less. The Plan is managed by a third-party trustee. For the period ended April 30, 2009 and 2008, the Company recorded $9,869 and $8,886, respectively, for matching contributions expense.

Registration Requirement—Warrants totaling 49,410,844 and convertible notes issued during the year ended April 30, 2008 are subject to a requirement that the Company file a registration statement with the SEC to register the underlying shares, and that it be declared effective on or before January 9, 2009. In the event that the Company does not have an effective registration statement as of that date, or if at some future date the registration ceases to be effective, then the Company is obligated to pay liquidated damages to each holder in the amount of 1% of the aggregate market value of the stock, as measured on January 9, 2009 or at the date the registration statement ceases to be effective. As an additional remedy for non-registration of the shares, the holders would also receive the option of a cashless exercise of their warrant or conversion shares. As of April 30, 2009, approximately 10,000,000 of these warrants are subject to the registration requirement.

The agreement underlying the issue of the above warrants (“Warrant Agreement”) asserts that, prior to September 30, 2008, the Company is required to take action to submit to the shareholders of the Company a proposal to amend the Company’s articles of incorporation to increase the number of authorized shares of common stock by such amount as is necessary to reserve for issuance the maximum aggregate number of warrant shares then issued or potentially issuable in the future upon exercise of the Warrant Agreement. As a result of the June 30, 2008 merger (further described in Note J), this action was completed and the number of authorized common shares was increased from 200 million common shares, par value $0.01, to 400 million common shares, par value $0.0001.

NOTE F—STOCKHOLDERS’ EQUITY

Fiscal Year 2009:

(1)	The Company issued 80,585,436 shares of common stock for the conversion of notes payable with a gross carrying value of $19,904,605 at a conversion price of $0.247 per share.

(2)	Pursuant to the exercise of warrants, the Company issued 8,163,000 shares and received a total of $2,225,624. Due to errors made by the Company in the pricing of certain warrant exercise transactions, $140,000 of this total was paid to the related investors. Additionally, the Company is owed $12,500 for a similar warrant exercise pricing error with another investor. This amount has been expensed as a bad debt, as the Company does not intend to take further action to collect this receivable.

(3)	The Company issued 141,302 shares of its common stock as compensation to its Chief Executive Officer, valued at $77,433.

(4)	The Company issued 411,250 shares of its common stock to Fiona International at a price of $0.72 per share for a total value of $296,100 in payment for consulting services related to licensing of the Company’s Oxycyte product and other corporate matters.

(5)	The Company issued a total of 5,560,000 options to employees and consultants as compensation during the year ended April 30, 2009, which included 4,000,000 shares to the Chief Executive Officer for services rendered in relation to the negotiating of a royalty agreement. The 5,560,000 options had exercise prices ranging from $0.23 to $0.720 and were issued with 3-10 year terms. The Company charged $1,963,578 to expense for the computed fair value of the options on the grant date.

(6)	The Company issued warrants to purchase 3,532,000 shares of common stock to consultants and others in exchange for services and acquired patent technology. The warrants had exercise prices ranging from $0.24 to $0.47 and were issued with 2 - 5 year terms. The Company charged $1,874,932 to expense and capitalized $353,500 for the computed fair value of the warrants on the grant date.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2009 and 2008, and for the years then ended.

(7)	The Company issued 318,836 shares of common stock in a cashless exercise of 515,000 stock options.

Fiscal Year 2008:

(1)	Pursuant to the exercise of 50,000 options and 871,410 warrants for cash, the Company issued 921,410 shares of its common stock and received proceeds of $221,104. In addition, the Company issued 2,193,148 shares of common stock in cashless exercises of 300,000 options and 8,455,333 warrants.

(2)	In connection with the issuance of $282,055 of 2-year notes payable, the Company recorded a discount of $67,969 related to the relative fair value of 2,815,763 warrants issued in the transaction. The Company recorded debt issue costs of $170,686, of which $120,223 was through the issuance of 1,431,000 warrants for capital raising services.

(3)	The Company issued 5-year warrants to purchase 2,500,000 shares of common stock at $0.245 per share to investors that provided $1,000,000 in bridge financing. A discount of $288,750 was recorded for the relative fair value of the warrants. In connection with the bridge financing, the Company issued 2,500,000 warrants for capital raising services and recorded debt issue cost of $288,750 which represents the fair value of these warrants estimated using the Black-Scholes valuation model. The warrants are exercisable at a price of $0.245 per share. In addition, the Company paid $100,000 in cash for capital raising services.

(4)	In the exchange its $1,000,000 bridge loans for 5-year convertible debentures, the Company issued 5-year warrants to purchase 4,498,426 shares of common stock at $0.247 per share to investors. Discounts of $703,554 and $296,446 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively.

(5)	In the exchange of its remaining outstanding short term loans for 5-year convertible debentures with a face amount of $3,982,545, the Company issued 5-year warrants to purchase 8,061,831 shares of common stock at $0.247 per share to investors. Discounts of $1,035,945 and $756,200 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively.

(6)	In connection with the Company’s $6,335,000 financing as described in Note D, the Company recorded discounts of $4,864,998 related to the relative fair value of the 28,497,501 5-year warrants to purchase common stock at $0.247 per share, and $1,470,002 for the relative fair value of the beneficial conversion feature. The Company also incurred total costs of $5,510,562 for capital raising services on these transactions. The costs of the capital raising services include a $369,215 paid in cash, $768,337 for the fair value of 2,088,272 restricted shares of common stock, and $4,373,010 for the fair value of 21,853,086 warrants.

(7)	In March 2008, the Company issued 760,000 warrants to a noteholder as compensation for the Company’s failure to issue the proper amount of warrants and provide an adequate exercise term in the original 2006 issuance. These warrants have a 3-year term and are exercisable at $0.245 per share. Interest expense of $329,137 was recorded for the fair value of these warrants.

(8)	The Company made principal payments on its convertible notes payable with a net carrying value of $130,000 through the issuance of 1,333,887 shares of common stock.

(9)	In April 2008, the Company issued 14,000 shares of its common stock as compensation to its Chief Executive Officer, valued at $12,460.

As further described in Note D, warrants totaling 41,057,783 and convertible notes issued during the year ended April 30, 2008 are subject to a requirement that the Company file a registration statement with the SEC to register the underlying shares, and that it be declared effective on or before January 9, 2009. EITF 00-19 provides guidance to proper recognition, measurement, and classification of certain freestanding financial instruments that are indexed to, and potentially settled in, any entity’s own stock. If an issuer does not control the form of settlement, an instrument is classified as an asset or liability. An issuer is deemed to “control the settlement” if it has both the contractual right to settle in equity shares and the ability to deliver equity shares. EITF 00-19 states that the existence of a contractual requirement for the issuer to deliver registered shares is one of the conditions that is considered outside the control of the issuer. However, the Financial Accounting Standards Board issued a FASB Staff Position on EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”) in December 2006. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. Pursuant to the guidance in EITF 00-19 and FSP EITF 00-19-2, the Company has accounted for the warrants as equity instruments in the accompanying financial statements, and the Company has not recorded any amounts with respect to the separately measured registration rights agreement and the Company does not believe such payment to be probable.

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

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2009 and 2008, and for the years then ended.

NOTE G—STOCK OPTIONS AND WARRANTS

In September 1999, the Company’s Board of Directors approved the 1999 Stock Plan (the “1999 Plan”) which provides for the granting of incentive and nonstatutory stock options to employees and directors to purchase up to 4,000,000 shares of the Company’s common stock. The 1999 Plan was approved by stockholders on October 10, 2000. Options granted under the 1999 Plan are exercisable at various dates up to four years and have expiration periods of generally ten years. On June 17, 2008, the stockholders of the Company approved the amendment of the Company’s 1999 Stock Plan to increase the number of shares of common stock available for awards under the plan from 4,000,000 to 12,000,000, to increase the maximum number of shares covered by awards granted under the plan to an eligible participant from 4,000,000 shares to 5,000,000 shares, and to make additional technical changes to update the plan. Persons eligible to receive grants under the Plan consist of all of the Company’s employees, including executive officers and employee directors. As of April 30, 2009 and 2008, the Company had 9,871,668 and 3,345,000 outstanding options under the 1999 Plan, respectively. As of April 30, 2009 and 2008, there were 2,128,332 and 665,000, respectively, options available for grant under the 1999 Plan.

Effective May 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes accounting for share-based instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

Year ended April 30,	2009	2008
Average risk-free interest rate	2.9%	2.8%
Average volatility	92%	94%
Dividend yield	0%	0%
Expected term	3-10 years	3-10 years
Forfeiture rate	12%	14.1%

The Company uses historical data among other factors to estimate the expected volatility, the expected option life, and the expected forfeiture rate. The risk-free rate is based on the interest rate paid on a U.S. Treasury issue with a term similar to the estimated life of the option. For the years ended April 30, 2009 and 2008, the Company recorded compensation expense of $1,672,158 and $769,000, respectively. The estimated weighted average fair value of options granted during the years ended April 30, 2009 and 2008 was $0.41 and $0.32, respectively. As of April 30, 2009 and 2008, the unamortized compensation expense related to outstanding unvested options was approximately $161,773 and $83,000, respectively. The Company expects to amortize this expense over the remaining vesting period of these stock options.

The Company follows EITF Issue 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees. In accordance with EITF Issue 96-18, these stock options and warrants issued as compensation for services to be provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. For the years ended April 30, 2009 and 2008, the Company measured the cost of issued warrants and non-qualified stock options based on the calculated fair value on the grant date using the Black-Scholes option pricing model using the following assumptions:

Year ended April 30,	2009	2008
Average risk-free interest rate	3.2%	2.0%
Average volatility	95.1%	92.9%
Dividend yield	0%	0%
Expected term	2-5 years	2-5 years

The Company recognizes this expense over the period in which the services are provided. For the years ended April 30, 2009 and 2008, the Company recorded expenses of $2,519,852 and $4,782,000, respectively, for non-cash stock-based compensation for options and warrants issued to consultants and other non-employees.

The Company issued a total of 4,660,000 options to employees as compensation during the year ending April 30, 2009 which included 4,000,000 shares to the Chief Executive Officer for services rendered in relation to the royalty agreement with Glucometrics, Inc. (Note C). The 4,660,000 options had exercise prices ranging from $0.23 to $0.72 and were issued with 10 year terms. The company charged $1,672,158 to compensation expense during the year ending April 30, 2009 for the computed fair value of these options. During the year ended April 30, 2008, the Company issued a total of 845,000 options to employees as compensation. The 845,000 options had exercise prices ranging from $0.13 to $0.85 and were issued with 10 year terms. The company charged $769,000 to compensation expense during the year ending April 30, 2008.

In addition, during the year ended April 30, 2009, the Company recognized expense of $291,420 for the computed fair value of 900,000 non-qualified options issued to non-employee directors and consultants in conjunction with the Glucometrics, Inc. licensing agreement (Note C). These options were granted with an exercise price of $0.30 and a 3 year term. During the year ended April 30, 2008, the Company recognized expense of $491,362 for the computed fair value of 900,000 non-qualified options issued to non-employee directors and consultants. The options were granted with an exercise price of $0.30 and a 3 year term. As of April 30, 2009 and 2008, the Company had 3,000,000 and 4,490,000, respectively, non-qualified options outstanding.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2009 and 2008, and for the years then ended.

The following table summarizes certain information related to the Company’s outstanding stock options at April 30, 2009 and 2008:

Year ended April 30,	2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	7,835,000	$0.22	6,075,000	$0.18
Granted	5,560,000	0.27	2,745,000	0.27
Forfeited	(204,696)	0.13	(635,000)	0.17
Exercised	(318,636)	0.13	(350,000)	0.13

Outstanding, end of year	12,871,668	$0.25	7,835,000	$0.22

The following table summarizes information about vesting and exercise price for the Company’s outstanding options at April 30, 2009:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.09 to $0.13	2,291,667	1.5	$0.12	1,913,333	$0.12
$0.15 to $0.24	1,990,000	2.4	$0.18	1,940,000	$0.18
$0.25 to $0.33	8,055,000	6.9	$0.26	7,661,667	$0.26
$0.44 to $0.85	535,001	5.0	$0.64	465,000	$0.66

	12,871,668			11,980,000

Warrant activity for the years ended April 30, 2009 and 2008 was as follows:

Fiscal 2009:

(1)	In May 2008, the Company issued warrants to purchase 1,385,000 shares of common stock to FIONA International as compensation for consulting fees for development of Oxycyte. The warrants were granted with a strike price of $0.247 with a term of 2 years. The Company recorded compensation expense of $786,265 for the computed fair value of the warrants at the grant date.

(2)	In May 2008, the Company issued warrants to purchase 500,000 shares of common stock to VCU Intellectual Property Foundation as compensation for the exclusive rights to patent technology. See NOTE C for further discussion of the License Agreement. The warrants were granted with a strike price of $0.42 with a term of 5 years. The Company capitalized expense of $353,500 for the computed fair value of the warrants at the grant date.

(3)	In July 2008, the Company issued warrants to purchase 1,647,000 shares of common stock to FIONA International as compensation for consulting fees for development of Oxycyte. The warrants were granted with a strike price of $0.247 with a term of 2 years. The Company recorded compensation expense of $1,088,667 for the computed fair value of the warrants at the grant date.

(4)	Pursuant to the exercise of warrants, the Company issued 8,163,000 shares and received a total of $2,225,624. Due to errors made by the Company in the pricing of certain warrant exercise transactions, $140,000 of this total was paid back to the related investors. Additionally, the Company is owed $12,500 for a similar warrant exercise pricing error with another investor. This amount has been expensed as a bad debt, as the Company does not intend to take further action to collect this receivable.

Fiscal 2008:

(1)	In connection with the issuance of $282,055 of 2-year notes payable, the Company recorded a discount of $67,969 related to the relative fair value of 2,815,763 warrants issued in the transaction. The Company recorded debt issue costs of $170,686, of which $120,223 was non-cash through the issuance of 1,431,000 warrants for capital raising services.

(2)	The Company issued 5-year warrants to purchase 2,500,000 shares of common stock at $0.245 per share to investors that provided $1,000,000 in bridge financing. A discount of $288,750 was recorded for the relative fair value of the warrants. In connection with the bridge financing, the Company issued 2,500,000 warrants for capital raising services and recorded debt issue cost of $288,750 which represents the fair value of these warrants estimated using the Black-Scholes valuation model. The warrants are exercisable at a price of $0.245 per share. In addition, the Company paid $100,000 in cash for capital raising services.

(3)	In the exchange its $1,000,000 bridge loans for 5-year convertible debentures, the Company issued 5-year warrants to purchase 4,498,426 shares of common stock at $0.247 per share to investors. Discounts of $703,554 and $296,446 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2009 and 2008, and for the years then ended.

(4)	In the exchange of its remaining outstanding short term loans for 5-year convertible debentures with a face amount of $3,982,545, the Company issued 5-year warrants to purchase 8,061,831 shares of common stock at $0.247 per share to investors. Discounts of $1,035,945 and $756,200 were recorded for the relative fair values of the warrants and beneficial conversion feature, respectively.

(5)	In connection with the Company’s $6,335,000 financing as described in Note D, the Company recorded discounts of $4,864,998 related to the relative fair value of the 28,497,501 5-year warrants to purchase common stock at $0.247 per share that were issued in the transaction, and $1,470,002 for the relative fair value of the beneficial conversion feature. The Company also incurred total costs of $5,510,562 for capital raising services on these transactions. The costs of the capital raising services include $369,215 paid in cash, $768,337 for the fair value of 2,088,272 restricted shares of common stock, and $4,373,010 for the fair value of 21,853,086 warrants.

(6)	In March 2008, the Company issued 760,000 warrants to a noteholder as compensation for the Company’s failure to issue the proper amount of warrants and provide an adequate exercise term in the original 2006 issuance. These warrants have a 3-year term and are exercisable at $0.245 per share. Interest expense of $329,137 was recorded for the fair value of these warrants.

(7)	Pursuant to the exercise of 871,410 warrants for cash, the Company issued 871,410 shares of its common stock and received proceeds of $221,104. In addition, the Company issued 2,023,148 shares of common stock in cashless exercises of 8,455,333 warrants.

The following table summarizes the Company’s stock warrant information during the years ended April 30:

	2009		2008
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding, beginning of year	125,647,919	$0.25	78,254,555	$0.25
Granted	3,532,000	0.27	72,917,607	0.25
Exercised	(8,163,000)	0.27	(16,197,500)	0.25
Forfeited	(5,000)	0.10	(9,326,743)	0.24

Outstanding, end of year	121,011,919	$0.25	125,647,919	$0.25

The fair value of each warrant was estimated at the grant date using the Black-Scholes option-pricing model using the following assumptions: an average risk-free interest rate of 3.2% and 2.0% for 2009 and 2008, respectively; average volatility of 95.1% and 92.9% for 2009 and 2008, respectively; zero dividend yield for all years; and expected life of 2-5 years.

The Company issues new shares to satisfy stock option and warrant exercises. The total intrinsic value of options and warrants exercised during the years ended April 30, 2009 and 2008 was approximately $4,457,228 and $50,000 respectively.

NOTE H—INCOME TAXES

No provision for federal and state income taxes has been recorded as the Company has incurred net operating losses through April 30, 2009. The Company’s federal net operating loss carryforwards as of April 30, 2009 are approximately $60,250,000. Loss carryforwards totaling approximately $875,000 expired in the fiscal year ended April 30, 2009. The remaining loss carryforwards will continue to expire at various times through April 30, 2029. Deferred tax assets of approximately $26,510,000 and $15,900,000 at April 30, 2009 and 2008, respectively, include the effects of these net operating loss carryforwards and research and development credit carryforwards. A valuation allowance has been provided for the full amount of the deferred tax assets due to the uncertainty of realization. Utilization of the Company’s net operating loss carryforwards will be limited based on ownership changes under Section 382 of the Internal Revenue Code.

The provision for income taxes was $0 for each of the two years ended April 30, 2009 and 2008.

The deferred tax benefit differs from the amount computed by applying the federal income tax rate as follows:

	Years ended April 30,
	2009	2008
Statutory federal tax rate	35%	35%
State income taxes, net of federal benefit	9%	9%
Valuation allowance	(44)%	(44)%

	0%	0%

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2009 and 2008, and for the years then ended.

Deferred income taxes reflect the tax effect of temporary differences between the carrying amounts used for income tax purposes and the amounts used for income tax purposes. The components of deferred tax assets are as follows:

	As of April 30,
	2009	2008
Net operating loss carryforwards	$26,510,000	$15,900,000
Valuation allowance	(26,510,000)	(15,900,000)

Net deferred tax asset	$—	$—

In June 2006, The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the Interpretation is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The impact of the Company’s reassessment of its tax positions in accordance with Interpretation No. 48 did not have an effect on the Company’s results of operations, financial condition or liquidity. As of April 30, 2009, the Company does not have any unrecognized tax benefits related to various federal and state income tax matters. The Company will recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending April 30, 2005 through 2009. The Company’s state income tax returns are open to audit under the statute of limitations for the years ended April 30, 2005 through 2009. The Company does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

NOTE I—RELATED PARTIES

During fiscal year 2008, the Company paid $95,200 to a specialty contract manufacturer of pharmaceutical products to manufacture the Company’s perfluorocarbon-based blood substitute and therapeutic oxygen carrier for upcoming clinical trials. The Company had no amounts due to this entity as of April 30, 2008. An officer of the Company is a minority shareholder and director of this specialty manufacturer.

Robert Nicora, an officer and director, purchased a bridge note from the Company in July 2007 in the principal amount of $5,300 and warrants to purchase 53,000 common shares at an exercise price of $0.245 per share that expire July 26, 2012. Mr. Nicora’s service as an officer and director ended in November 2007. In January 2008, Mr. Nicora agreed to exchange the bridge note and all accrued interest in the amount of $5,565 for the Company’s convertible notes in the aggregate principal amount of $12,367, which represents an original issue discount of 55 percent, and warrants to purchase 25,034 common shares at an exercise price of $0.245 per share that expire January 31, 2013. As of April 30, 2009, the Company paid $774 of this note through the issuance of 3,132 shares of common stock. The outstanding balance of the note as of April 30, 2009 and 2008 was $11,593 and $12,367, respectively.

As of April 30, 2009 and 2008, the Company had approximately $0 and $128,000, respectively, payable to directors of the Company.

NOTE J—MERGER

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

NOTE K—SUBSEQUENT EVENTS

On February 22, 2009 the Company signed a memorandum of understanding (MOU) with Virginia Commonwealth University (VCU) to jointly establish the Purple Heart Injury Lab (PHIL) to focus on development of battlefield injury treatment and then translate such treatments for civil commercial use. The MOU requires that the two organizations develop a business plan for the operation of PHIL within ninety (90) days of the signing of this MOU. To fund the PHIL initiative, on February 22, 2009 the Company filed a Senate Defense Appropriation request for $15 million in federal funding for the PHIL initiative. On May 12, 2009 VCU withdrew their support of the PHIL initiative.

On June 8, 2009, the Company entered into a securities purchase agreement with Vatea Fund, Segregated Portfolio, an investment fund formed under the laws of the Cayman Islands (the “Financing Transaction”). Under the terms of the agreement, Vatea Fund purchased on July 10, 2009, 20 million shares of the Company’s restricted common stock at a price of $0.25 per share, or a total of $5 million. Furthermore, the agreement establishes milestones for the achievement of product development and regulatory targets and other objectives, after which Vatea Fund is required to purchase additional shares of common stock at a price of $0.25 per share.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of April 30, 2009 and 2008, and for the years then ended.

Target dates are the estimated dates by which the corresponding milestone will be accomplished. If a milestone is not achieved by its corresponding target date, then the date is automatically extended for three months. Thereafter, if a milestone is not achieved by its extended target date, the Company and Vatea Fund shall negotiate in goodfaith agreement on a new target date for the milestone, but if no agreement is reached within 30 days Vatea Fund has no obligation to purchase any shares with respect to that milestone should it subsequently be achieved. The obligation of Vatea Fund to purchase any additional shares upon achieving milestones ends for any milestones not achieved by September 30, 2011.

The number of shares Vatea Fund is required to purchase depends on whether the Company is able to acquire and cancel outstanding warrants to purchase common stock. If less than 60 million outstanding warrants are acquired and canceled, Vatea Fund is obligated to purchase 40 million additional shares for $10 million, but if more than 60 million warrants are acquired and canceled, Vatea Fund will purchase 60 million additional shares for $15 million. Including the initial investment in July 2009, and assuming all milestones are achieved in a timely manner, the securities purchase agreements provides for a minimum of 60 million shares being sold for $15 million and a maximum of 80 million shares for $20 million. The number of shares issued is subject to adjustment for stock dividends, stock splits, reverse stock splits, and similar transactions. On July 17, 2009, the Company repurchased 70,913,000 outstanding warrants.

After Vatea Fund purchases 40 million shares for $10 million, including the initial sale of shares in July 2009, the Company agreed to elect to the board of directors a person nominated by Vatea Fund.

Vatea Fund was introduced to the Company through the efforts of two consultants in Europe. For its services, OBI has agreed to pay one of the consultants

(1)	Cash in amount equal to 10% of the payment paid at each closing in the Financing Transaction where the sum of the payment paid for our shares at that closing and the payments for all shares sold in closings prior to that closing, but subsequent to the last closing with respect to which a cash fee was paid to the consultant, equals or exceeds $5,000,000; and

(2)	Shares of restricted common stock in an amount equal to 5% of the shares issued at each closing, rounded to the nearest whole share, which (assuming all milestones are achieved on time) is a minimum of 3 million common shares and a maximum of 4 million shares.

The shares will be issued to Vatea Fund and the consultant in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder based on their representations that they are “accredited investors” as defined in Rule 501 of Regulation D. The shares of the Company’s common stock issued in the securities purchase agreement will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.