Form 10-Q
period 2009-07-31
OXYGEN BIOTHERAPEUTICS, INC.
filed 2009-09-17
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 002-31909

OXYGEN BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2593535
(State of Incorporation)	(I.R.S. Employer Identification Number)

2530 Meridian Parkway, Suite 3084, Durham, North Carolina 27713

(Address of Principal Executive Office)

919-806-4414

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of September 15, 2009: 293,767,389 shares of common stock, par value $0.0001.

*	Item 3 of Part I is not included in this filing as it is not required for Smaller Reporting Companies as defined in Rule 12b-2 of the Exchange Act

Part I-Financial Information

ITEM 1	FINANCIAL STATEMENTS

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED BALANCE SHEETS

	July 31, 2009	April 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,502,222	$2,555,872
Accounts receivable	43,421	32,286
Prepaid expenses	227,610	156,926

Total current assets	2,773,253	2,745,084
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $680,827 and $666,388	209,080	210,355
DEBT ISSUANCE COSTS, net of accumulated amortization of $0 and $5,476,779, respectively	—	33,783
PATENTS AND LICENSE RIGHTS, net of accumulated amortization of $112,316 and $100,898, respectively	712,354	650,222
OTHER ASSETS	233,393	163,393

	$3,928,080	$3,802,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$259,435	$195,569
Accrued liabilities	265,905	241,518
Note payable	35,475	36,666

Total current liabilities	560,815	473,753
LONG TERM PORTION of convertible notes, net of debt discount of $30,510 and $124,152, respectively	7,960	227,715

Total liabilities	568,775	701,468

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, authorized 10,000,000 shares; non issued or outstanding
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 293,679,242 and 236,025,201, respectively	29,385	23,621
Additional paid-in capital	76,686,800	74,037,950
Deficit accumulated during the development stage	(73,356,880)	(70,960,202)

Total stockholders’ equity	3,359,305	3,101,369

	$3,928,080	$3,802,837

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Period from May 26, 1967 (Inception) to July 31, 2009	Three months ended July 31,
		2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES AND LOSSES
Research and development expense	$14,501,507	$545,255	$308,288
General and administrative expense	27,645,314	1,745,280	2,818,581
Loss on impairment of long-lived assets	32,113	—	—

Total operating expenses and losses	42,178,934	2,290,535	3,126,869
INTEREST EXPENSE	32,112,373	127,426	1,176,502
LOSS ON EXTINGUISHMENT OF DEBT	250,097	—	—
OTHER INCOME	(1,184,524)	(21,283)	(55,156)

NET LOSS	$73,356,880	$2,396,678	$4,248,215

NET LOSS PER SHARE, basic		$(0.009)	$(0.028)
NET LOSS PER SHARE, diluted		$(0.009)	$(0.075)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, basic		246,229,232	150,788,446
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, diluted		246,229,232	363,644,834

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Period from May 26, 1967 (Inception) to July 31, 2009	Three months ended July 31,
		2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(73,356,880)	$(2,396,678)	$(4,248,215)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,468,330	25,856	32,826
Amortization of deferred compensation	336,750	—	—
Interest on debt instruments	31,722,280	127,426	1,176,502
Bad debt expense	12,500	—	12,500
Loss (gain) on debt settlement and extinguishment	150,597	—	—
Loss on impairment of long-lived assets	32,113	—	—
Loss on disposal and write down of property and equipment and other assets	219,305	—	—
Issuance and vesting of compensatory stock options and warrants	7,274,908	375,604	1,942,918
Issuance of common stock below market value	695,248	—	—
Issuance of common stock as compensation	394,358	8,365	34,300
Issuance of common stock for services rendered	1,660,279	395,000	—
Issuance of note payable for services rendered	120,000	—	—
Contributions of capital through services rendered by stockholders	216,851	—	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	(168,301)	(81,819)	(30,585)
Accounts payable and accrued liabilities	661,896	18,252	205,585

Net cash used in operating activities	(28,559,766)	(1,527,994)	(874,169)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,280,703)	(13,164)	(14,079)
Capitalization of patent costs	(1,042,551)	(73,550)	(3,392)
Purchase of licensing rights	(16,228)	—	(16,228)

Net cash used in investing activities	(2,339,482)	(86,714)	(33,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses	25,359,751	4,425,000	2,147,714
Repurchase of outstanding warrants	(2,836,520)	(2,836,520)	—
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from former officer loans	39,500	—	—
Repayments of former officer loans	(39,500)	—	—
Proceeds from issuance of notes payable, net of issuance costs	2,194,565	—	—
Proceeds from convertible notes, net of issuance costs	8,807,285	—	—
Payments on notes - short-term	(688,477)	(27,422)	(32,653)
Payments on notes - long term	(291,309)	—	—

Net cash provided by financing activities	33,401,470	1,561,058	2,115,061

Net change in cash and cash equivalents	2,502,222	(53,650)	1,207,193
Cash and cash equivalents, beginning of period	—	2,555,872	4,880,633

Cash and cash equivalents, end of period	$2,502,222	$2,502,222	$6,087,826

Cash paid for:
Interest	$244,624	—	—
Income taxes	$27,528	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

Non-cash financing activities during the three months ended July 31, 2009:

(1)	The Company issued 1,162,612 shares of common stock for the conversion of notes payable with a gross carrying value of $287,166, at a conversion price of $0.247 per share. These notes included a discount totaling $93,642, and thus had a net carrying value of $193,524. The unamortized discount of $93,242 was recognized as interest expense upon conversion.

(2)	As further discussed in Note 3, the Company issued 35,456,500 shares of common stock and paid $2,836,520 to repurchase 70,912,999 outstanding warrants.

Non-cash financing activities during the three months ended July 31, 2008:

(1)	The Company issued 1,375,530 shares of common stock for the conversion of notes payable with a gross carrying value of $339,756, at a conversion price of $0.247 per share. These notes included discounts totaling $319,135, and thus had a net carrying value of $20,621. The unamortized discounts of $319,135 were recognized as interest expense upon conversion.

(2)	As further discussed in Note 4, the Company entered into a license agreement in May 2008 with Virginia Commonwealth University (“Licensor”) whereby the Company obtained certain rights in connection with three of the Licensor’s patents. The purchase price of these licensing rights totaled $369,728, which included a $16,228 cash payment by the Company plus the issuance of five-year warrants to purchase 500,000 shares of common stock at $0.42 per share. These warrants were valued at $353,500. In connection with the license agreement, the Company also paid the Licensor $50,000 as a deposit towards future royalties.

(3)	During the first quarter 2008, the Company received a total of $2,147,714 from the exercise of warrants. Due to errors made by the Company in the pricing of certain warrant exercise transactions, $140,000 of this total is owed back to the related investors. The Company has included this obligation in current liabilities. Additionally, the Company is owed $12,500 for a similar warrant exercise pricing error with another investor. This amount has been expensed as a bad debt, as the Company does not intend to take further action to collect this receivable.

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

The accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of July 31, 2009, and the results of its operations for the three months ended July 31, 2009 and 2008, and for the period from May 26, 1967 (inception) to July 31, 2009, and its cash flows for the three months ended July 31, 2009 and 2008, and for the period from May 26, 1967 (inception) to July 31, 2009. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009 filed with the Commission on August 12, 2009.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at July 31, 2009, has an accumulated deficit of $73,485,667. Through July 31, 2009, the Company has sustained operating losses on a monthly basis, and expects to incur operating losses through the remainder of fiscal year 2010. The Company requires substantial funds to complete clinical trials and pursue regulatory approvals. Due to the initial closing of the Securities Purchase Agreement with Vatea Fund in July and achieving the initial milestone in August (as further discussed in note 5), management believes that the Company has necessary working capital to fund operations through the first quarter of fiscal year 2011.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying July 31, 2009 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to generate cash from future operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

2. RECENT ACCOUNTING PRONOUNCMENTS

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141R) effective for fiscal years beginning after December 15, 2008. The new standard is based on a fair value model and requires an acquirer to measure all assets acquired and liabilities assumed at their respective fair values at the date of acquisition. This includes measuring non controlling (minority) interests at fair value. SFAS 141R establishes principles and requirements for recognizing and measuring goodwill arising from a business combination, and any gain from a bargain purchase. SFAS 141R establishes new disclosure standards and significantly alters the accounting for contingent consideration, pre-acquisition contingencies, in-process research and development and restructuring costs. It requires expensing of acquisition-related costs as incurred. Transactions consummated after the effective date of SFAS 141R apply the new standard prospectively. Existing guidance in SFAS 141 applies to business combinations consummated prior to the effective date of SFAS 141R. The Company’s adoption of SFAS 141R did not have a material impact on its results of operations, financial position, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (SFAS 160) which amends Accounting Research Bulletin No. 51 and provides accounting and reporting standards for noncontrolling (minority) interests in a subsidiary and deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests to be presented separately within equity in the consolidated statement of financial position. Consolidated net income attributable to the parent and noncontrolling interests are to be separately presented on the face of the statement of operations. A change in ownership that does not affect control of a subsidiary is to be accounted for as an equity transaction. A change in ownership that affects control results in recognition of a gain or loss and remeasurement at fair value of any remaining noncontrolling interest. Because SFAS 160 requires that a noncontrolling interest continue to be attributed its share of losses, a noncontrolling interest could have a negative carrying balance. SFAS 160 is effective for fiscal years beginning after December 15, 2008. In the year of adoption, presentation and disclosure requirements will apply retrospectively to all periods presented. The Company’s adoption of SFAS 160 did not materially affect its consolidated financial statements or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company’s adoption of SFAS 162 did not have a material impact on its results of operations, financial position, or cash flows.

In June 2008, the FASB issued EITF 07-05, “Determining whether an instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”, (“EITF 07-05”). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The Company adopted EITF 07-05 on May 1, 2009. Adopting EITF 07-05 did not have a material impact on its results of operations, financial position, or cash flows.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF 03-6-1-05 on May 1, 2009. Adopting EITF 03-6-1 did not have a material impact on its results of operations, financial position, or cash flows.

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

3. STOCK-BASED COMPENSATION AND WARRANTS

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

The Company’s net loss for the three months ended July 31, 2009 and 2008 includes approximately $119,423 and $68,000, respectively, of non-cash stock-based compensation costs. As of July 31, 2009, there was approximately $165,114 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

The fair value of each option grant during the three months ended July 31, 2009 was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions: an average risk-free interest rate of 1.76%; average volatility of 105.68%; zero dividend yield for all years; expected life of 3 to 10 years; and an estimated forfeiture rate of 11.5%.

The following table summarizes the Company’s stock option information during the quarter ended July 31, 2009:

	The quarter ended July 31, 2009
	Options	Weighted Average Exercise Price
Outstanding as of April 30, 2009	12,871,668	$0.250
Granted	845,000	0.234
Exercised	—	—
Forfeited	—	—

Outstanding as of July 31, 2009	13,716,668	$0.249

In May 2009, the Company, as part of a consulting agreement with an unrelated third party to provide services in connection with the company’s Share Purchase Agreement, agreed to extend the term of 2,266,666 outstanding warrants that were set to expire on May 31, 2009. The term for these warrants was extended through January 31, 2011. The Company recorded $256,181 in compensation expense for the difference in the computed fair values of the modified warrants and the original warrants at the modification date.

In July 2009, the holders of 89,719,187 outstanding warrants accepted an exchange agreement (the “Agreement”). The terms of the Agreement allowed the Company to settle the warrants by paying the holder cash ($0.04/warrant share) and issuing Common Stock (1/2 share/warrant share). In accordance with the Agreement, the Company also had, at its sole discretion, the option to exchange all, a portion of, or none of the holders’ warrants. The original warrants had strike prices ranging from $0.245 - $0.247; a 5-year term; and were issued between April 2006 and October 2008. All of these warrants were valued using the Black-Sholes-Merton Option Pricing Model and were recorded in stockholders’ equity in accordance with EITF 96-18 and EITF 00-19 when they were originally issued.

On July 20, 2009, the Company exchanged 70,912,999 warrants in accordance with the terms of the Agreement. The remaining 18,806,188 warrants were reissued to the original holders with the original terms. The 70,912,999 warrants were returned to the Company and cancelled in exchange for $2,836,520 and 35,456,500 shares of restricted common stock.

The following table summarizes the Company’s stock warrant information during the quarter ended July 31, 2009:

	The quarter ended July 31, 2009
	Warrants	Weighted Average Exercise Price
Outstanding as of April 30, 2009	121,011,919	$0.250
Granted	—	—
Exercised	—	—
Exchanged	(70,912,999)	0.246

Outstanding as of July 31, 2009	50,098,920	$0.256

As of July 31, 2009, potentially issuable shares of common stock included 13,716,668 options, 50,098,920 warrants, and 261,985 conversion shares. Diluted earnings per share for the quarter ended July 31, 2009 was calculated assuming exercise of the above options and warrants and conversion of all of the outstanding convertible debt as of the beginning of the quarter. Upon conversion of the debt to common stock it is assumed that the Company would recognize $30,510 in additional interest expense for the write off of the related debt discounts, less $1,540 in discount amortization expense that would be eliminated in the conversion.

4. LICENSING RIGHTS

In May 2008, the Company entered into a license agreement with Virginia Commonwealth University (“Licensor”) whereby Oxygen Biotherapeutics obtained a worldwide, exclusive license to valid claims under three of the Licensor’s patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications unless by the Company elects to terminate the agreement prior to patent expiration.

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

The $16,228 reimbursement costs and the $353,500 value of the 500,000 warrants discussed above were capitalized as licensing rights and are being amortized over the legal life of the underlying patents. As of July 31, 2009, the Company has capitalized an additional $136,223 in legal costs incurred to maintain the underlying patents. Accumulated amortization on the licensing rights at July 31, 2009 totaled $18,775.

The $50,000 initial fee is fully credited towards future royalty or sublicensing revenue payments to the Licensor. This fee has been accounted for as a deferred cost of sale and is included in other assets at July 31, 2009.

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

The Company agreed to pay a $20,000 annual maintenance fee to the Licensor, starting in May 2009 and payable in each following May as long as the agreement is in force. The maintenance fee payments will be fully credited towards future royalty or sublicensing revenue payments to the Licensor. In May 2009, the Company recorded the $20,000 fee as a deferred cost of sale and the payment is reported in other assets at July 31, 2009.

The Company agreed to pay a $50,000 annual minimum royalty to the Licensor, starting in May 2009 and payable in each following May as long as the agreement is in force. The minimum royalty fee payments will be fully credited towards future royalty or sublicensing revenue payments to the Licensor. In May 2009, the Company recorded the $50,000 royalty as a deferred cost of sale and the payment is reported in other assets at July 31, 2009.

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

$200,000 upon completion of Phase II human clinical trial

$300,000 upon completion of Phase III human clinical trial

$500,000 upon receipt of FDA or foreign equivalent marketing approval

As of July 31, 2009, the Company has not met any of the stated milestones.

5. STOCKHOLDERS’ EQUITY

During the three months ended July 31, 2009:

(1)	The Company issued 1,162,612 shares of common stock for the conversion of convertible notes with a gross carrying value of $287,166, at a conversion price of $0.247 per share. These convertible notes included discounts totaling $93,642, and thus had a net carrying value of $193,524. The unamortized discounts of $93,642 were recognized as interest expense upon conversion.

(2)	As further discussed in Note 3, the Company issued 34,456,500 shares of common stock and $2,836,520 in cash to warrant holders in exchange for 70,912,999 outstanding warrants. The warrants were returned to the Company and cancelled.

(3)	As further discussed in Note 3, the company recorded $119,423 for the computed fair value of options issued to employees, nonemployee directors, and consultants.

(4)	The Company issued 34,922 shares of its common stock as compensation to its Chief Executive Officer, valued at $8,365.

(5)	The Company issued 1,000,000 shares of common stock to Malexia as compensation for services provided in closing the Securities Purchase Agreement with the Vatea Fund. The Company recognized $395,000 as compensation expense for the fair value of the shares issued.

(6)	The Company received $4,425,000 (net of closing costs) from the issuance of 20,000,000 shares of common stock at $0.25 per share.

(7)	The Company extended the term for 2,266,666 outstanding warrants. The company recorded $256,181 as additional compensation cost for the computed fair value of the modification.

On June 8, 2009, the Company entered into a securities purchase agreement with Vatea Fund, Segregated Portfolio, an investment fund formed under the laws of the Cayman Islands (the “Financing Transaction”). Under the terms of the agreement, Vatea Fund purchased on July 10, 2009, 20 million shares of the Company’s restricted common stock at a price of $0.25 per share, or a total of $5 million. Furthermore, the agreement establishes milestones for the achievement of product development and regulatory targets and other objectives, after which Vatea Fund is required to purchase up to 60 million additional shares of common stock at a price of $0.25 per share.

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

Including the initial investment in July 2009, and assuming all milestones are achieved in a timely manner, the securities purchase agreement provides for a maximum of 80 million shares being sold for $20 million. The number of shares issued is subject to adjustment for stock dividends, stock splits, reverse stock splits, and similar transactions.

After Vatea Fund purchases 40 million shares for $10 million, including the initial sale of shares in July 2009, the Company agreed to elect to the board of directors a person nominated by Vatea Fund.

Vatea Fund was introduced to the Company through the efforts of two consultants in Europe. For its services, the Company paid one of the consultants

1)	Cash in amount equal to 10% of the payment paid at each closing in the Financing Transaction where the sum of the payment paid for our shares at that closing and the payments for all shares sold in closings prior to that closing, but subsequent to the last closing with respect to which a cash fee was paid to the consultant, equals or exceeds $5,000,000; and

2)	Shares of restricted common stock in an amount equal to 5% of the shares issued at each closing, rounded to the nearest whole share, which (assuming all milestones are achieved on time) is a minimum of 3 million common shares and a maximum of 4 million shares.

6. RELATED PARTY TRANSACTIONS

During the three months ended July 31, 2009, the Company issued 3,132 shares of common stock for the conversion of a convertible note with a gross carrying value of $774, at a conversion price of $0.247 per share to Robert Nicora, a former President and Chief Executive Officer of the Company. The unamortized discount attributable to the conversion of $626 was recognized as interest expense upon conversion.

As of July 31, 2009 the convertible note has a gross carrying value of $10,819 with discounts totaling $8,724. The net carrying value of the convertible note payable to Mr. Nicora, former President and Chief Executive Officer of the Company is $2,095. In accordance with the convertible note agreement, the Company will continue to make monthly installment payments through January 2013.

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

8. COMMITMENTS AND CONTINGENCIES

Registration Requirement - As of July 31, 2009, 670,000 outstanding warrants issued during the year ended April 30, 2008 are subject to a requirement that the Company file a registration statement with the SEC to register the underlying shares, and that it be declared effective on or before January 9, 2009. In the event that the Company does not have an effective registration statement as of that date, or if at some future date the registration ceases to be effective, then the Company is obligated to pay liquidated damages to each holder in the amount of 1% of the aggregate market value of the stock, as measured on January 9, 2009 or at the date the registration statement ceases to be effective. As an additional remedy for non-registration of the shares, the holders would also receive the option of a cashless exercise of their warrant or conversion shares.

9. SUBSEQUENT EVENTS

In August 2009, the Company amended the Security Purchase Agreement (“SPA,” or “the Agreement”) with the Vatea Fund (“the Fund”). The amendment provided an alternate milestone schedule by which the Fund would purchase additional shares of the Company’s common stock.

In August 2009, the Company received formal approval from Swissmedic to begin Phase II clinical trials of Oxycyte in Switzerland. The Swissmedic approval triggered the first milestone payment in the amended SPA described above. On September 4, 2009, the Company called the milestone on the alternate milestone schedule. In accordance with the Agreement, the Fund is required to purchase an additional 24,000,000 shares of common stock at $0.25 per share, or $6,000,000, on or before December 10, 2009.

In August 2009, the Company issued 50,000 options to Michael Jebsen, Chief Financial Officer, in accordance with his employment agreement.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Oxygen Biotherapeutics (“the Company,” “we,” “our”) is engaged in the business of developing biotechnology products with a focus on oxygen delivery to tissue. We are currently developing Oxycyte™, a product we believe is a safe and effective oxygen carrier for use in surgical and similar medical situations. We have developed a family of perfluorocarbon based oxygen carriers for use in personal care, topical wound healing, and other topical indications. In addition, we also have under development Fluorovent™, an oxygen exchange fluid for facilitating the treatment of lung conditions, and entered into license agreements with unrelated third parties for our rights to a biosensor implant product that uses an enzyme process for measuring the glucose level in subcutaneous fluid.

The nature of our business is to spend years in development and testing of pharmaceutical and medical device products, take products through a lengthy and expensive process of regulatory review by the FDA, and, if successful in showing the product is efficacious and obtaining FDA approval, commercialize the product. During the periods of development and regulatory review we have no product to sell and no revenue. We incur substantial costs pursuing this process, which requires financing from outside sources. We must continue to show progress with our products and be able to locate investors willing to commit their funds to a speculative venture that may ultimately be successful only if we can bring a product to market and gain a meaningful level of market acceptance and penetration. Because of these factors a larger number of biotechnology products under development fail, and there is no assurance that the products we have under development will not suffer the same fate.

We received approval of our Investigational New Drug application for Oxycyte filed with the U.S. Food and Drug Administration (FDA) and began Phase I clinical studies in October 2003, which were completed in December 2003. We submitted a report on the results, which were in line with our expectations, to the FDA along with a Phase II protocol in 2004. Phase II-A clinical studies began in the fourth quarter 2004, and were completed in 2006. A further Phase II study protocol was filed with the FDA in the spring of 2008, but put on clinical hold due to safety concerns raised by the regulatory agency. Management decided to take a radically different approach to trials from the past and filed a revised protocol as a dose-escalation study with the regulatory authorities in Switzerland and Israel. The protocol has received Ethic Commission approval in Switzerland and Israel, and Swissmedic approved the protocol in August 2009. The new study will begin in September 2009. We expect to commit a substantial portion of our financial and business resources over the next three years to testing Oxycyte and advancing this product to regulatory approval for use in one or more medical applications.

In July 2009 the Company filed a 510K medical device application for its wound gel Wundecyte™ with the U.S. Food and Drug Administration (FDA). If granted, we will be able to market its topical gel to treat wounds and abrasions over the counter. If not granted, we will have to pursue the standard device approval route. Since trials may be needed to substantiate claims in either case, and to accelerate approvals of many other potential topical indications, the Company has initiated the required clinical trials for the wound gel. There is no assurance that the topical indications we have under development will prove their claims and be successful commercial products.

In September 2009 the Company started production of its first commercial topical cosmetic product Dermacyte™. The market launch for the gel is scheduled to begin in the fourth quarter of calendar year 2009, first on the website http://www.buydermacyte.com, and later through commercial distributors. Marketing cosmetic products is a very speculative venture and reaching consumers through web-based marketing is dependent on many factors the company has no control of. There is no guarantee the Company will enter into a license agreement with a major cosmetic brand or distributor.

RESULTS OF OPERATIONS

Three months ended July 31, 2009 and 2008

Research and Development expenses for the three months ended July 31, 2009 were $545,255, compared to $308,288 for the same period in the prior year. The Company incurred significant costs related to the development of Dermacyte that were not incurred in the first quarter of fiscal year 2009. In addition to the costs incurred to develop Dermacyte, the Company also continued to pursue clinical trials for Oxycyte. During the quarter ended July 31, 2009, laboratory supplies increased $58,077, consulting costs increased $60,423, and Phase II costs related to Oxycyte development increased $8,633 compared to the quarter ended July 31, 2008. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the three months ended July 31, 2009 were $1,745,280, compared to $2,818,581 for the same period in the prior year. During the quarter ended July 31, 2008, the Company incurred $2,168,202 of consulting fees that we did not incur during the same period in the current year. Our contract management costs increased by approximately $760,155 in the current quarter, and this change is primarily due to noncash share based compensation incurred in conjunction with the issue of 20 million shares of stock to the Vatea Fund. Additional costs incurred for contract management include payments to our nonemployee directors and consultants engaged to facilitate the closing of the Securities Purchase Agreement. Salaries and benefits increased $322,880 due to the increase in headcount over the same period in the prior year and our current Chief Executive Officer being compensated as an employee as opposed to an independent contractor. Other significant changes in our administrative expenses during the quarter ended July 31, 2009 included a $51,423 increase in our noncash compensation relating to the issue of compensatory stock options, an $8,000 increase in rent due to moving our corporate headquarters to North Carolina.

The net loss for the three months ended July 31, 2009 was $2,396,678 compared to a net loss of $4,248,215 for the same period in the prior year. Total operating expenses decreased approximately $1.1 million during the quarter ended July 31, 2009 over the comparable period in 2008. In addition to the items noted above, interest expense decreased approximately $1.0 million due to the recognition of interest costs associated with our notes payable and related amortization of associated debt discounts as a result of the conversion of the majority of convertible notes during the third and fourth quarters of fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

Oxygen Biotherapeutics has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of July 31, 2009, we had $2,773,253 of total current assets and working capital of $2,212,438. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

We are in the pre-clinical and clinical trial stages in the development of our products. Under an Investigational New Drug application filed with the FDA, we completed Phase I clinical studies on Oxycyte in December 2003. We submitted a report to the FDA along with a Phase II protocol, received FDA approval, and started Phase II testing in the fourth quarter of 2004 and completed in 2006. A further Phase II study protocol was filed with the FDA in the spring of 2008, but put on clinical hold due to safety concerns raised by the regulatory agency. Management decided to take a radically different approach to trials from the past and filed a revised protocol as a dose-escalation study with the regulatory authorities in Switzerland and Israel. The protocol has received Ethic Commission approval in Switzerland and Israel, and Swissmedic approved the protocol in August 2009. The new study will begin in September 2009. We expect to commit a substantial portion of our financial and business resources over the next three years to testing Oxycyte and advancing this product to regulatory approval for use in one or more medical applications. Our other products must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Management believes that the Securities Purchase Agreement with Vatea Fund (described below) will provide the capital required to advance Oxycyte through regulatory approval.

On June 8, 2009, the Company entered into a securities purchase agreement with Vatea Fund, Segregated Portfolio, an investment fund formed under the laws of the Cayman Islands (the “Financing Transaction”). Under the terms of the agreement, Vatea Fund purchased on July 10, 2009, 20 million shares of our restricted common stock at a price of $0.25 per share, or a total of $5 million. Furthermore, the agreement establishes milestones for the achievement of product development and regulatory targets and other objectives, after which Vatea Fund is required to purchase 60 million additional shares for $15 million. In August 2009 Vatea Fund and the Company agreed on an amended milestone schedule. On September 4, 2009 we notified Vatea Fund that we had accomplished another milestone triggering the next tranche of $6 million in funding and subsequent purchase of 24 million of shares, due to be closed within 20 days, but under the amendment no later than December 10, 2009. Including the initial investment in July 2009, and assuming all other milestones are achieved in a timely manner, the Financing Transaction provides for the purchase of a maximum of 80 million shares being sold for $20 million. The number of shares issued is subject to adjustment for stock dividends, stock splits, reverse stock splits, and similar transactions.

In June 2009, the Company commenced a limited offering to persons holding approximately 120.4 outstanding warrants to exchange the warrants for cash and restricted common stock . On July 20, 2009, we closed the transaction and cancelled, 52.1 million common stock purchase warrants with an exercise price of $0.247 per share and an additional 18.8 million warrants with an exercise price of $0.245 per share, a total of 70.9 million warrants. In exchange for the cancelled warrants the Company issued to the holders 35,456,500 shares of restricted common stock and paid to them $2,836,520 in cash.

Because of the agreement with the Vatea Fund, and subject to the $6 million receivable from the milestone achieved, we believe we will have the working capital necessary to fund our operations through the first quarter of fiscal year 2011.

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

Long-Lived Assets – Our intangible assets consist of patents related to our various technologies. These assets are amortized on a straight-line method over their legal life. We review these intangible assets for impairment monthly in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

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

ITEM 4T	CONTROLS AND PROCEDURES

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

In connection with the preparation of this report, Oxygen Biotherapeutics’ management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009. Because of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were not effective as of July 31, 2009.

Material Weaknesses

In our annual report on Form 10-K for the year ended April 30, 2009, we reported that our disclosure controls and procedures were not effective as of April 30, 2009, because of material weaknesses in our internal control over financial reporting. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls. As a result of management’s review and evaluations that were completed after the end of fiscal year 2008 related to the preparation of management’s report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the three-month period ended July 31, 2009, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s conclusions regarding material weaknesses disclosed in our Form 10-K for the year ended April 30, 2009, were reached at the end of the first quarter of fiscal year 2010. In August 2009, the Company hired a new Chief Financial Officer to implement corrective measures to remediate the material weaknesses described above. These measures, outlined below, are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

•

We are in the process of reviewing all of the existing internal controls over financial reporting. We are actively reviewing, remediating, documenting, and implementing a system of internal controls in accordance with the principles established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

•

We are centralizing our Finance and Administrative functions in our North Carolina corporate headquarters. Centralizing the executive management group will facilitate the design and implementation of document collection and retention procedures with respect to the agreements and documents generated in our financing and business activities.

•

In fiscal year 2010 the Board of Directors intends to review existing committee charters, implement evaluation programs called for by the charters, and evaluate what changes, if any, are necessary or appropriate to make the functioning of Board committees more effective and meaningful.

•	We will examine options for an anonymous whistle blower process or system that is practical and meaningful.

We believe the measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above.

Part II-Other Information

ITEM 1	LEGAL PROCEEDINGS

Oxygen Biotherapeutics is not presently involved in any legal proceedings and was not involved in any such proceedings during the quarter ended July 31, 2009.

ITEM 1A	RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by Oxygen Biotherapeutics, except where such statements are made in connection with an initial public offering. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include progress in our product development and testing activities, obtaining financing for operations, development of new technologies and other competitive pressures, legal and regulatory initiatives affecting our products, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in the 2009 Annual Report on Form 10-K and in subsequent reports on Form 10-Q, actual results may differ from those in the forward-looking statements.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of fiscal 2010, the Company issued 34,922 common shares to Chris J. Stern, its Chief Executive Officer, valued at $8,365, pursuant to the terms of his compensation agreement.

In the first quarter of fiscal 2010, the Company issued to Richard Kiral, its President and Chief Operating Officer, options to purchase 60,000 shares of common stock pursuant to the terms of his compensation arrangement. The terms of the options issued to Dr. Kiral are summarized as follows:

Date of Grant	Exercise price per share	Expiration Date
May 1, 2009	$0.22	May 1, 2019
June 1, 2009	$0.24	June 1, 2019
July 1, 2009	$0.25	July 1, 2019

In addition, the Company issued to its employees options to purchase 85,000 shares of common stock with a weighted average exercise price of $0.263 and a ten-year term. The Company also issued options to purchase 700,000 shares of common stock to two of its non-employee directors. These options were issued with a weighted-average exercise price of $0.229 and a three-year term.

All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE AMONG SECURITY HOLDERS

None.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXYGEN BIOTHERAPEUTICS, INC.

September 15, 2009	/s/ Chris J. Stern
Chris J. Stern, Chief Executive Officer & Chairman of Board
(Principal Executive Officer)

September 15, 2009	/s/ Michael B. Jebsen
Michael B. Jebsen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)