Form 10-Q
period 2009-10-31
OXYGEN BIOTHERAPEUTICS, INC.
filed 2009-12-11
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2009

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

The number of shares outstanding of each of the issuer’s classes of common stock as of December 9, 2009: 20,403,873 shares of common stock, par value $0.0001.

INDEX

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Consolidated Condensed Balance Sheets as of October 31, 2009 (unaudited) and April 30, 2009	3

	Consolidated Condensed Statements of Operations for the Three Months and Six Months Ended October 31, 2009 and 2008, and for the Period From May 26, 1967 (inception) to October 31, 2009 (unaudited)	4

	Consolidated Condensed Statements of Cash Flows for the Six Months Ended October 31, 2009 and 2008, and for the Period From May 26, 1967 (inception) to October 31, 2009 (unaudited)	5

	Notes to Consolidated Condensed Financial Statements	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 4T. Controls and Procedures	15

PART II.	OTHER INFORMATION

	Item 1. Legal Proceedings	17

	Item 1A. Risk Factors	17

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

	Item 3. Defaults Upon Senior Securities	17

	Item 4. Submission of Matters to a Vote of Security Holders	17

	Item 5. Other Information	17

	Item 6. Exhibits	18

	Signatures	19

*	Item 3 of Part I is not included in this filing as it is not required for Smaller Reporting Companies as defined in Rule 12b-2 of the Exchange Act

Part I-Financial Information

ITEM 1	FINANCIAL STATEMENTS

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED BALANCE SHEETS

	October 31, 2009	April 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$975,024	$2,555,872
Accounts receivable	51,641	32,286
Other receivables	5,422,813	—
Inventory	291,325	—
Prepaid expenses	224,147	156,926

Total current assets	6,964,950	2,745,084
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $697,738 and $666,388	242,419	210,355
DEBT ISSUANCE COSTS, net of accumulated amortization of $0 and $5,476,779, respectively	—	33,783
PATENTS AND LICENSE RIGHTS, net of accumulated amortization of $124,063 and $100,898, respectively	800,587	650,222
OTHER ASSETS	233,393	163,393

	$8,241,349	$3,802,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$520,467	$195,569
Accrued liabilities	1,094,720	241,518
Note payable	33,783	36,666

Total current liabilities	1,648,970	473,753
LONG TERM PORTION of convertible notes, net of debt discount of $7,242 and $124,152, respectively	2,803	227,715

Total liabilities	1,651,773	701,468

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, authorized 10,000,000 shares; non issued or outstanding
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 19,761,105 and 15,735,013, respectively	1,976	1,574
Additional paid-in capital	77,754,692	74,059,997
Stock subscription receivable	4,779,000	—
Deficit accumulated during the development stage	(75,946,092)	(70,960,202)

Total stockholders’ equity	6,589,576	3,101,369

	$8,241,349	$3,802,837

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Period from May 26, 1967 (Inception) to October 31, 2009	Three months ended October 31,		Six months ended October 31,

		2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING EXPENSES AND LOSSES
Research and development expense	14,804,482	$407,134	$224,169	$946,390	$532,457
General and administrative expense	29,935,390	2,185,917	2,120,582	3,937,196	4,939,163
Loss on impairment of long-lived assets	32,113	—	7,112	—	7,112

Total operating expenses and losses	44,771,985	2,593,051	2,351,863	4,883,586	5,478,732
INTEREST EXPENSE	32,135,647	23,274	1,639,055	150,699	2,815,557
LOSS ON EXTINGUISHMENT OF DEBT	250,097	—	—	—	—
OTHER INCOME	(1,211,637)	(27,113)	(78,840)	(48,395)	(133,996)

NET LOSS	$75,946,092	$2,589,212	$3,912,078	$4,985,890	$8,160,293

NET LOSS PER SHARE, basic and diluted		$(0.132)	$(0.32)	$(0.277)	$(0.47)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, basic and diluted		19,603,257	11,908,374	18,002,270	17,348,307

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Period from May 26, 1967 (Inception) to October 31, 2009	Six months ended October 31,

		2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(75,946,092)	$(4,985,890)	$(8,160,293)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,496,983	54,509	50,475
Amortization of deferred compensation	336,750	—	—
Interest on debt instruments	31,745,557	150,703	2,815,558
Loss (gain) on debt settlement and extinguishment	163,097	—	—
Loss on impairment of long-lived assets	32,113	—	7,112
Loss on disposal and write down of property and equipment and other assets	219,305	—	(26,622)
Issuance and vesting of compensatory stock options and warrants	7,719,574	820,270	3,435,948
Issuance of common stock below market value	695,248	—	—
Issuance of common stock as compensation	411,292	25,299	60,200
Issuance of common stock for services rendered	1,660,279	395,000	296,100
Issuance of note payable for services rendered	120,000	—	—
Contributions of capital through services rendered by stockholders	216,851	—	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	(487,195)	(400,713)	3,731
Accounts payable and accrued liabilities	1,751,741	1,108,097	(246,621)

Net cash used in operating activities	(29,864,497)	(2,832,725)	(1,764,412)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,330,948)	(63,408)	(23,630)
Capitalization of patent costs and license rights	(1,158,759)	(173,530)	(70,029)

Net cash used in investing activities	(2,489,707)	(236,938)	(93,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses	25,296,751	4,362,000	2,225,624
Repurchase of outstanding warrants	(2,836,520)	(2,836,520)	—
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from former officer loans	39,500	—	—
Repayments of former officer loans	(39,500)	—	—
Proceeds from issuance of notes payable, net of issuance costs	2,194,565	—	—
Proceeds from convertible notes, net of issuance costs	8,807,285	—	—
Payments on notes—short-term	(697,719)	(36,665)	(43,631)
Payments on notes—long term	(291,309)	—	—

Net cash provided by financing activities	33,329,228	1,488,815	2,181,993

Net change in cash and cash equivalents	975,024	(1,580 ,848)	323,922
Cash and cash equivalents, beginning of period	—	2,555,872	4,880,633

Cash and cash equivalents, end of period	$975,024	$975,024	$5,204,555

Cash paid for:
Interest	244,624	—	—
Income taxes	27,528	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS—CONTINUED

Non-cash financing activities during the six months ended October 31, 2009:

(1)	The Company issued 83,143 shares of common stock for the conversion of notes payable with a gross carrying value of $308,049, at a conversion price of $3.705 per share. These notes included a discount totaling $116,910, and thus had a net carrying value of $191,139. The unamortized discount of $116,910 was recognized as interest expense upon conversion.

(2)	As further discussed in Note 3, the Company issued 2,363,767 shares of common stock and paid $2,836,520 in cash to repurchase 4,727,564 outstanding warrants.

(3)	As further discussed in Notes 6 and 10, the Company recorded a stock subscription receivable of $4,779,000 against the 1,440,000 restricted common shares to be issued under the terms of the Securities Purchase Agreement with the Vatea Fund (“the Fund”). The shares will be issued to the Fund at $3.75 per share.

Non-cash financing activities during the six months ended October 31, 2008:

(1)	The Company issued 313,171 shares of common stock for the conversion of notes payable with a gross carrying value of $1,160,298, at a conversion price of $3.705 per share. These notes included discounts totaling $1,073,095, and thus had a net carrying value of $87,203. The unamortized discount of $1,073,905 was recognized as interest expense upon conversion.

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

The accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of October 31, 2009, and the results of its operations for the three and six months ended October 31, 2009 and 2008, and for the period from May 26, 1967 (inception) to October 31, 2009, and its cash flows for the six months ended October 31, 2009 and 2008, and for the period from May 26, 1967 (inception) to October 31, 2009. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009 filed with the Commission on August 12, 2009.

Effective November 9, 2009, we completed a 1-for-15 reverse split of our outstanding shares of common stock. The number of common shares related to the Company’s convertible notes, warrants, and stock options has been proportionately adjusted to reflect the reverse split. Our reverse stock split was accounted for retroactively and reflected in our common stock, warrant, and stock option activity as of and during the periods ended April 30, 2009 and the periods ended October 31, 2009 and 2008. See Note 10, “Subsequent Events,” for additional information regarding the reverse stock split.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at October 31, 2009, has an accumulated deficit of $75,946,092. Through October 31, 2009, the Company has sustained operating losses on a monthly basis, and expects to incur operating losses through the remainder of fiscal year 2010. The Company requires substantial funds to complete clinical trials and pursue regulatory approvals. Management believes that the Company has access to the necessary working capital to fund operations through the second quarter of fiscal year 2011.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying October 31, 2009 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to generate cash from future operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted new U.S. GAAP guidance related to “Business Combinations” effective for fiscal years beginning after December 15, 2008. The new guidance is based on a fair value model and requires an acquirer to measure all assets acquired and liabilities assumed at their respective fair values at the date of acquisition. This includes measuring non controlling (minority) interests at fair value. The guidance establishes principles and requirements for recognizing and measuring goodwill arising from a business combination, and any gain from a bargain purchase. The guidance establishes new disclosure standards and significantly alters the accounting for contingent consideration, pre-acquisition contingencies, in-process research and development and restructuring costs. It requires expensing of acquisition-related costs as incurred. Transactions consummated after the effective date of the guidance apply the guidance prospectively. Existing guidance applies to business combinations consummated prior to December 15, 2008. The Company’s adoption of the new guidance did not have a material impact on its results of operations, financial position, or cash flows.

The Company adopted new U.S. GAAP guidance related to “Noncontrolling Interests in Consolidated Financial Statements” for fiscal years beginning after December 15, 2008. The new guidance, which amends Accounting Research Bulletin No. 51 and provides accounting and reporting standards for noncontrolling (minority) interests in a subsidiary and deconsolidation of a subsidiary, requires noncontrolling interests to be presented separately within equity in the consolidated statement of financial position. Consolidated net income attributable to the parent and noncontrolling interests are to be separately presented on the face of the statement of operations. A change in ownership that does not affect control of a subsidiary is to be accounted for as an equity transaction. A change in ownership that affects control results in recognition of a gain or loss and remeasurement at fair value of any remaining noncontrolling interest. Because the new guidance requires that a noncontrolling interest continue to be attributed its share of losses, a noncontrolling interest could have a negative carrying balance. In the year of adoption, presentation and disclosure requirements will apply retrospectively to all periods presented. The Company’s adoption of the new guidance did not materially affect its consolidated financial statements or results of operations.

The Company adopted new U.S. GAAP guidance related to “The Hierarchy of Generally Accepted Accounting Principles.” The new guidance identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The guidance will become effective for fiscal periods ended after September 15, 2009. The Company’s adoption of the new guidance did not have a material impact on its results of operations, financial position, or cash flows.

The Company adopted new U.S. GAAP guidance related to “Determining whether an instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” on May 1, 2009. The new guidance provides a framework for determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Adopting the guidance did not have a material impact on its results of operations, financial position, or cash flows.

The Company adopted new U.S. GAAP guidance related to “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” on May 1, 2009. The guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in FASB Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” The guidance requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. Adopting the new guidance did not have a material impact on its results of operations, financial position, or cash flows.

In October 2008, the FASB proposed new U.S. GAAP guidance related to “Milestones Method of Revenue Recognition.” The guidance addresses the accounting when entities enter into revenue arrangements with multiple payment streams for a single deliverable or a single unit of accounting. The FASB staff could not reach agreement on transition of the new guidance. The Company does not anticipate the adoption of the guidance to have a material impact on its results of operations, financial position, or cash flows.

3. STOCK-BASED COMPENSATION AND WARRANTS

The fair value of the Company’s stock options is determined using a Black-Scholes option pricing model, consistent with the guidance of U.S. GAAP related to “Share-Based Payment” and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The fair value of stock options granted is recognized as compensation expense over the requisite service period. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Effective May 1, 2006, the Company adopted the guidance, using a modified prospective application. Prior to May 1, 2006, the Company measured employee and board member compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) whereby compensation expense is recognized for the excess, if any, of the fair value of the Company’s common stock over the option price on the date the option is granted.

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

The Company’s net loss for the six months ended October 31, 2009 and 2008 includes approximately $563,392 and $1,552,415 respectively, of non-cash stock-based compensation costs. As of October 31, 2009, there was approximately $270,482 of total unrecognized compensation cost related to non-vested share-based compensation arrangements.

The fair value of each option grant during the six months ended October 31, 2009 was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions: an average risk-free interest rate of 1.74%; average volatility of 102.2%; zero dividend yield for all years; expected life of 3 to 10 years; and an estimated forfeiture rate of 9.4%.

The Company received $27,000 and issued 12,000 shares of common stock for the exercise of outstanding options. The options had a weighted average exercise price $2.25 and the intrinsic value of the options at the exercise date was $42,763.

The following table summarizes the Company’s stock option information during the six months ended October 31, 2009:

	The six months ended October 31, 2009
	Options	Weighted Average Exercise Price
Outstanding as of April 30, 2009	858,112	$3.750
Granted	192,342	5.655
Exercised	(12,000)	2.250
Forfeited	(750)	3.750

Outstanding as of October 31, 2009	1,037,704	$4.021

In May 2009, the Company, as part of a consulting agreement with an unrelated third party to provide services in connection with the Company’s Share Purchase Agreement, agreed to extend the term of 151,111 outstanding warrants that were set to expire on May 31, 2009. The term for these warrants was extended through January 31, 2011. The Company recorded $256,181 in compensation expense for the difference in the computed fair values of the modified warrants and the original warrants at the modification date.

In July 2009, the holders of 6,085,280 outstanding warrants accepted an exchange agreement (the “Agreement”). The terms of the Agreement allowed the Company to settle the warrants by paying the holder cash ($0.60/warrant share) and issuing Common Stock (1/2 share/warrant share). In accordance with the Agreement, the Company also had, at its sole discretion, the option to exchange all, a portion of, or none of the holders’ warrants. The original warrants had strike prices ranging from $3.675—$3.705; a 5-year term; and were issued between April 2006 and October 2008. All of these warrants were valued using the Black-Sholes-Merton Option Pricing Model and were recorded in stockholders’ equity in accordance with U.S. GAAP.

On July 20, 2009, the Company exchanged 4,727,564 warrants in accordance with the terms of the Agreement. The remaining 1,357,716 warrants were reissued to the holders with the original terms. The 4,727,564 warrants were returned to the Company and cancelled in exchange for $2,836,520 in cash and 2,363,767 shares of restricted common stock.

The following table summarizes the Company’s stock warrant information during the six months ended October 31, 2009:

	The six months ended October 31, 2009
	Warrants	Weighted Average Exercise Price
Outstanding as of April 30, 2009	8,067,514	$3.750
Granted	—	—
Exercised	—	—
Forfeited	(5,334)	2.250
Exchanged	(4,727,564)	3.697

Outstanding as of October 31, 2009	3,334,616	$3.859

As of October 31, 2009, potentially issuable shares of common stock included 1,037,704 options, 3,334,616 warrants, and 11,831 conversion shares. Diluted earnings per share for the quarter ended October 31, 2009 was calculated assuming exercise of the above options and warrants and conversion of all of the outstanding convertible debt as of the beginning of the quarter. Upon conversion of the debt to common stock it is assumed that the Company would recognize $7,242 in additional interest expense for the write off of the related debt discounts, less $882 in discount amortization expense that would be eliminated in the conversion.

4. INVENTORY

Inventories are recorded at lower of cost or market and are comprised of raw materials and direct costs of manufacturing. Inventories consist of the following as of October 31, 2009 and April 30, 2009:

	October 31, 2009	April 30, 2009
Inventories:
Raw Materials	93,270	—
Work in Process	230,055	—

Total Inventories	$291,325	$—

5. LICENSING RIGHTS

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

The Company has an obligation to diligently pursue product development and pursue, at its expense, prosecution of the patent applications covered by the agreement. The Company paid an initial fee of $50,000 in cash and paid an additional $16,228 to the Licensor as reimbursement of costs paid by the Licensor on patent applications and related work. The Company also issued to the licensor a warrant for the purchase of 33,334 shares of common stock at an exercise price of $6.30 per share that expires May 22, 2013. These warrants were valued at $353,500.

The $16,228 reimbursement costs and the $353,500 value of the 33,334 warrants discussed above were capitalized as licensing rights and are being amortized over the legal life of the underlying patents. As of October 31, 2009, the Company has capitalized an additional $138,382 in legal costs incurred to maintain the underlying patents. Accumulated amortization on the licensing rights at October 31, 2009 totaled $25,107.

The $50,000 initial fee is fully credited towards future royalty or sublicensing revenue payments to the Licensor. This fee has been accounted for as a deferred cost of sale and is included in other assets at October 31, 2009.

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

The Company agreed to pay a $20,000 annual maintenance fee to the Licensor, starting in May 2009 and payable in each following May as long as the agreement is in force. The maintenance fee payments will be fully credited towards future royalty or sublicensing revenue payments to the Licensor. In May 2009, the Company recorded the $20,000 fee as a deferred cost of sale and the payment is reported in other assets at October 31, 2009.

The Company agreed to pay a $50,000 annual minimum royalty to the Licensor, starting in May 2009 and payable in each following May as long as the agreement is in force. The minimum royalty fee payments will be fully credited towards future royalty or sublicensing revenue payments to the Licensor. In May 2009, the Company recorded the $50,000 royalty as a deferred cost of sale and the payment is reported in other assets at October 31, 2009.

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

$200,000 upon completion of Phase II human clinical trial

$300,000 upon completion of Phase III human clinical trial

$500,000 upon receipt of FDA or foreign equivalent marketing approval

As of October 31, 2009, the Company has not met any of the stated milestones.

6. STOCKHOLDERS’ EQUITY

During the six months ended October 31, 2009:

(1)	The Company issued 83,143 shares of common stock for the conversion of convertible notes with a gross carrying value of $308,049, at a conversion price of $3.705 per share. These convertible notes included discounts totaling $116,910, and thus had a net carrying value of $191,139. The unamortized discount of $116,910 was recognized as interest expense upon conversion.

(2)	As further discussed in Note 3, the Company issued 2,363,767 shares of restricted common stock and paid $2,836,520 in cash to warrant holders in exchange for 4,727,564 outstanding warrants. The warrants were returned to the Company and cancelled.

(3)	As further discussed in Note 3, the company recorded $563,392 for the computed fair value of options issued to employees, nonemployee directors, and consultants.

(4)	The Company issued 4,263 shares of its common stock as compensation to its Chief Executive Officer, valued at $20,164.

(5)	The Company issued 66,667 shares of common stock to Malexia as compensation for services provided in closing the Securities Purchase Agreement with the Vatea Fund. The Company recognized $395,000 as compensation expense for the fair value of the shares issued.

(6)	The Company received $4,425,000 (net of closing costs) from the issuance of 1,333,334 shares of common stock at $3.75 per share.

(7)	The Company extended the term for 151,111 outstanding warrants. The Company recorded $256,181 as additional compensation cost for the computed fair value of the modification.

(8)	In August, 2009, the Company issued 867 shares of common stock to its employees as bonus compensation. The Company recognized $5,135 in additional compensation expense for the fair value of the issued shares.

(9)	In August, 2009, the Company achieved a milestone under the Securities Purchase Agreement (SPA), see details of the agreement described below. Under the terms of the agreement, the Company will receive $5,310,000 (net of closing costs) from the issuance of 1,600,000 shares of common stock at $3.75 per share. On October 29, 2009, the Company received $531,000 and issued 160,000 shares of common stock as initial payment for the milestone achievement. The remaining $4,779,000 is recorded as a stock subscription receivable against the 1,440,000 shares that will be issued in two additional installments prior to December 10, 2009.

(10)	As further discussed in Note 3, the Company received $27,000 from the exercise of 12,000 option shares of common stock.

On June 8, 2009, the Company entered into a securities purchase agreement with JP SPC 1 Vatea, Segregated Portfolio, (“Vatea Fund”), an investment fund formed under the laws of the Cayman Islands (the “Financing Transaction”). The agreement was amended September 1, 2009. Under the terms of the amended agreement, Vatea Fund purchased on July 10, 2009, 1,333,334 million shares of the Company’s restricted common stock at a price of $3.75 per share, or a total of $5 million. Furthermore, the agreement establishes milestones for the achievement of product development and regulatory targets and other objectives, after which Vatea Fund is required to purchase up to 4 million additional shares of common stock at a price of $3.75 per share.

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

In August 2009, the Company received formal approval from Swissmedic to begin Phase II clinical trials of Oxycyte in Switzerland. The Swissmedic approval triggered the first milestone payment in the amended milestone schedule of the Financing Transaction with Vatea Fund. On September 4, 2009, the Company called the milestone on the alternate milestone schedule. In accordance with the Financing Transaction, Vatea Fund is required to purchase an additional 1,600,000 shares of common stock at $3.75 per share, or $6,000,000, on or before December 10, 2009.

Including the initial investment in July 2009, and assuming all milestones are achieved in a timely manner, the securities purchase agreement provides for a maximum of 5,333,334 million shares being sold for $20 million. The number of shares issued is subject to adjustment for stock dividends, stock splits, reverse stock splits, and similar transactions.

Vatea Fund was introduced to the Company through the efforts of two consultants in Europe. For its services, the Company agreed to pay one of the consultants

1)	Cash in amount equal to 10% of the payment paid at each closing in the Financing Transaction where the sum of the payment paid for our shares at that closing and the payments for all shares sold in closings prior to that closing, but subsequent to the last closing with respect to which a cash fee was paid to the consultant, equals or exceeds $5,000,000; and

2)	Shares of restricted common stock in an amount equal to 5% of the shares issued at each closing, rounded to the nearest whole share, which (assuming all milestones are achieved on time) is 266,667 common shares.

7. RELATED PARTY TRANSACTIONS

During the six months ended October 31, 2009, the Company issued 417 shares of common stock for the conversion payments of a convertible note to Robert Nicora, a former President and Chief Executive Officer of the Company. The issued shares had a fair value of $1,546, at a conversion price of $3.705. The unamortized discount attributable to the conversion of $1,225 was recognized as interest expense upon conversion.

As of October 31, 2009 the convertible note has a gross carrying value of $10,045 with discounts totaling $7,242. The net carrying value of the convertible note payable to Mr. Nicora is $2,803. In accordance with the convertible note agreement, the Company will continue to make monthly installment payments through January 2013.

8. INCOME TAXES

The Company adopted U.S. GAAP guidance related to “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance the guidance involves determining whether it is more likely than not that a tax position will be sustained upon examination, based upon the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. If a tax position does not meet the more-likely-than-not recognition threshold, the financial statements do not recognize a benefit for that position. The adoption of the guidance did not result in a material impact to the Company’s results of operations or its financial condition.

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

9. COMMITMENTS AND CONTINGENCIES

Registration Requirement—As of October 31, 2009, 44,669 outstanding warrants issued during the year ended April 30, 2008 are subject to a requirement that the Company file a registration statement with the SEC to register the underlying shares, and that it be declared effective on or before January 9, 2009. In the event that the Company does not have an effective registration statement as of that date, or if at some future date the registration ceases to be effective, then the Company is obligated to pay liquidated damages to each holder in the amount of 1% of the aggregate market value of the stock, as measured on January 9, 2009 or at the date the registration statement ceases to be effective. As an additional remedy for non-registration of the shares, the holders would also receive the option of a cashless exercise of their warrant or conversion shares.

10. SUBSEQUENT EVENTS

As discussed in Note 6, the Company issued a call on September 14, 2009 for a financing payment under the securities purchase agreement with Vatea Fund. By December 9, the Company received total payments of $6,000,000 under the milestone call for the purchase of 1,600,000 common shares. As of October 31, 2009, the Company recorded the $5,400,000 due from the Fund as an Other receivable in the Company’s current assets section of the Balance Sheet. The Company recorded $4,779,000 (net of closing costs) as a Stock subscription receivable and the remaining $621,000 as an Accrued current liability.

As further discussed in Note 6, the Company will issue to Melixia, S.A., a consultant involved in negotiating the SPA, $600,000 in cash and 80,000 shares of restricted common stock in connection with the funding from the aforementioned milestone achievement. The $600,000 cash payment due is included in the accrued liability referenced above. The Company will recognize share based consulting expense and additional paid in capital based on the fair value of the 80,000 shares to be issued.

On November 9, 2009, a Certificate of Amendment of the Certificate of Incorporation of Oxygen Biotherapeutics, Inc., as filed with the Secretary of State of the State of Delaware, effectuated the previously announced 1-for-15 reverse stock split of Oxygen Biotherapeutics common stock. Under the terms of the reverse split, stockholders holding shares of Oxygen Biotherapeutics common stock at the close of business November 6, 2009 received one new Oxygen Biotherapeutics share for every 15 shares held. Fractional shares were rounded up to whole shares. The total number of shares of common stock outstanding was reduced from approximately 296.3 million shares to approximately 19.7 million shares. Trading in the post-split shares began November 9, 2009, under the new symbol “OXBT” with the new CUSIP number 69207P209.

The Company evaluated subsequent events through the time the financial statements were issued, which was the time of filing this Form 10-Q with the SEC on December 10, 2009.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Oxygen Biotherapeutics (“the Company,” “we,” “our”) is engaged in the business of developing biotechnology products with a focus on oxygen delivery to tissue. We are currently developing Oxycyte™, a product we believe is a safe and effective oxygen carrier for use in surgical and similar medical situations. We have developed a family of perfluorocarbon based oxygen carriers for use in personal care, topical wound healing, and other topical indications. In addition, we also have under development Vitavent™ and Fluorovent™, a medical device containing saturated perfluocarbon as oxygen exchange fluid for facilitating the treatment of lung conditions, and entered into license agreements with unrelated third parties for our rights to a biosensor implant product that uses an enzyme process for measuring the glucose level in subcutaneous fluid.

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

We received approval of our Investigational New Drug application for Oxycyte filed with the U.S. Food and Drug Administration (FDA) and began Phase I clinical studies in October 2003, which were completed in December 2003. We submitted a report on the results, which were in line with our expectations, to the FDA along with a Phase II protocol in 2004. Phase II-A clinical studies began in the fourth quarter 2004, and were completed in 2006. A further Phase II study protocol was filed with the FDA in the spring of 2008, but put on clinical hold due to safety concerns raised by the regulatory agency. Management decided to take a radically different approach to trials from the past and filed a revised protocol as a dose-escalation study with the regulatory authorities in Switzerland and Israel. The protocol has received Ethic Commission approval in Switzerland and Israel, and Swissmedic approved the protocol in August 2009. The new study began in October 2009. We expect to commit a substantial portion of our financial and business resources over the next three years to testing Oxycyte and advancing this product to regulatory approval for use in one or more medical applications.

In July 2009 the Company filed a 510K medical device application for its wound Wundecyte™ product with the U.S. Food and Drug Administration (FDA). The application has been classified as a combination device by the FDA. Since trials will be needed to substantiate claims the Company has decided to divide the regulatory path for that product into a device application (510K) for the self-oxygenating bandage, and a new drug application (IND) for the oxygen carrying gel. The safety trials for the oxygen carrying gel already have begun, efficacy trials will be conducted under the development protocol. The Company is currently finalizing its developing clinical research protocols for other topical indications based on Oxycyte, such as treatment of Acne, treatment of Rosacea, and Erectile Dysfunction. There is no assurance that the topical indications we have under development will prove their claims and be successful commercial products.

In September 2009 the Company started production of its first commercial product under its topical cosmetic line Dermacyte™. The market launch with first deliveries and sales for a Dermacyte gel-concentrate occurred on November 16, 2009 through the product’s website http://www.buydermacyte.com. The product will be sold through commercial distributors in 2010. The Company is currently developing a number of other Dermacyte products in the form of creams and lotions and intends to launch these products during the first half of 2010. Marketing cosmetic products is a very speculative venture and reaching consumers through web-based marketing is dependent on many factors the company has no control of and there is no guarantee the product will penetrate the market and be able to successfully compete against other major cosmetic brands.

RESULTS OF OPERATIONS

Three months and six months ended October 31, 2009 and 2008

Research and Development expenses for the three months ended October 31, 2009 were $407,134, compared to $224,169 for the same period in the prior year. The increase in costs is due primarily to $153,000 in costs incurred for the development of Dermacyte formulations that were not incurred in the prior year and an increase of $60,000 in costs of pre-clinical studies for Oxycyte clinical indications. Research and Development costs for the six months ended October 31, 2009 were $946,390 compared to $532,457 for the same period in the prior year. The current year increase is attributed to Dermacyte formulation costs of $205,000, $105,000 in costs incurred for contract manufacturing of clinical grade Oxycyte, and the costs of conducting pre-clinical research studies for Oxycyte indications. Because of the nature of our ongoing research and development activities, accounting periods may reflect significant changes in expenses resulting from the timing of research related to our developmental products.

General and Administrative expenses for the three months ended October 31, 2009 were $2,185,917, compared to $2,120,582 for the same period in the prior year. During the quarter ended October 31, 2008, the Company incurred approximately $1M of option compensation costs for options issued to the CEO fees that we did not incur during the same period in the current year. Payroll costs in the current quarter increased approximately $450,000 due to an increase in headcount from 6 to 21 over the same period in the prior year. Additional costs of approximately $125,000 and $150,000 for Dermacyte marketing and recruiting fees for expansion of our Board of Directors, respectively, were incurred in the current quarter that were not incurred during the same period in the prior year. General and Administrative expenses for the six months ended October 31, 2009 were $3,937,196, compared to $4,939,163 for the same period in the prior year. During the six months ended October 31, 2008, the Company incurred approximately $1M of option compensation costs for options issued to the CEO and $300,000 of option compensation costs paid to consultants involved in the licensing agreements with VCU and Glucometrics that we did not incur during the same period in the current year. Payroll costs in the six months ended October 31, 2009 increased approximately $700,000 due to an increase in headcount from 6 to 21 over the same period in the prior year. Additional costs of approximately $125,000 and $150,000 for Dermacyte marketing and recruiting fees for expansion of our Board of Directors, respectively, were incurred in the current quarter that were not incurred during the same period in the prior year. Our contract management costs increased due to $395,000 in share based compensation paid in connection with the closing of the Vatea transaction. During the six months ended October 31, 2009, investment banking, legal and accounting fees increased approximately $250,000 for costs incurred in connection with internal control documentation and remediation and the reverse stock split.

The net loss for the three months and six months ended October 31, 2009 decreased approximately $1,323,000 and $3,175,000, respectively, compared to the same periods in the prior year. In addition to the items noted above, interest expense decreased approximately $1.6 million and $2.7 million, respectively, due to the recognition of interest costs associated with our notes payable and related amortization of associated debt discounts as a result of the conversion of convertible notes during the first and second quarters of fiscal year 2009.

LIQUIDITY AND CAPITAL RESOURCES

Oxygen Biotherapeutics has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of October 31, 2009, we had $6,964,950 of total current assets and working capital of $5,315,980. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

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

On June 8, 2009, the Company entered into a securities purchase agreement with JP SPC 1 Vatea, Segregated Portfolio, an investment fund formed under the laws of the Cayman Islands (the “Financing Transaction”). The agreement was amended September 1, 2009. Under the terms of the agreement, as amended, Vatea Fund purchased on July 10, 2009, 1.333 million shares of our restricted common stock at a price of $3.75 per share, or a total of $5 million. Furthermore, the agreement establishes milestones for the achievement of product development and regulatory targets and other objectives, after which Vatea Fund is required to purchase 4 million additional shares for $15 million. In August 2009 Vatea Fund and the Company agreed on an amended milestone schedule. On September 4, 2009 we notified Vatea Fund that we had accomplished another milestone triggering the next tranche of $6 million in funding and subsequent purchase of 1.6 million of shares, due to be closed within 20 days, but under the amendment no later than December 10, 2009. Including the initial investment in July 2009, and assuming all other milestones are achieved in a timely manner, the Financing Transaction provides for the purchase of a maximum of 5.333 million shares being sold for $20 million. The number of shares issued and subject to issue, including share price has been adjusted for the reverse stock split.

In June 2009, the Company commenced a limited offering to persons holding approximately 6 million outstanding warrants to exchange the warrants for cash and restricted common stock . On July 20, 2009, we closed the transaction and cancelled approximately 3.4 million common stock purchase warrants with an exercise price of $3.705 per share and an additional approximately 1.3 million warrants with an exercise price of $3.675 per share, a total of approximately 4.7 million warrants. In exchange for the cancelled warrants the Company issued to the holders 2,363,767 shares of restricted common stock and paid to them $2,836,520 in cash.

In September 2009, the Company achieved the first milestone on the amended milestone schedule under the Financing Transaction. As a result, the Company received an additional $5,310,000 (net of closing costs), paid in 3 tranches of $600,000 on October 29, 2009, $2,400,000 on November 20, 2009, and $3,000,000 on December 8, 2009.

Based on our working capital of $5.3 million as of October 31, 2009, we believe we have sufficient capital on hand to continue to fund operations through the second quarter of fiscal 2011.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the discussion and information presented in this report contain forward-looking statements that involve risks and uncertainties. Oxygen Biotherapeutics’ actual results could differ materially from those presented in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and those discussed in the Oxygen Biotherapeutics’ Annual Report on Form 10-K for the year ended April 30, 2009 and subsequent filings made with the Securities and Exchange Commission.

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

In connection with the preparation of this report, Oxygen Biotherapeutics’ management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009. Because of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were not effective as of October 31, 2009.

Material Weaknesses

In our annual report on Form 10-K for the year ended April 30, 2009, we reported that our disclosure controls and procedures were not effective as of April 30, 2009, because of material weaknesses in our internal control over financial reporting. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls. As a result of management’s review and evaluations that were completed after the end of fiscal year 2009 related to the preparation of management’s report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the six-month period ended October 31, 2009, that materially affected its internal control over financial reporting.

In August 2009, the Company hired a new Chief Financial Officer to implement corrective measures to remediate the material weaknesses described above. In September 2009, the Company initiated a comprehensive program to assess the areas of significant financial reporting risk. As part of this program, the Company is documenting its internal controls structure to identify and remediate gaps in its internal control framework. These measures, outlined below, are intended both to address the identified material weaknesses and to enhance our overall financial control environment.

•

We are actively reviewing, remediating, documenting, and implementing a system of internal controls in accordance with the principles established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The company first identified and assessed the company risk factors by significant accounts and the relevant assertions. The company has linked these significant accounts to their relevant business processes and the related risks within those processes. The company has partially completed necessary process redesign, documentation of key controls and implementation of necessary remediation. These activities include the financial reporting process and the formalization of the monthly close necessary to support this process.

•

Due to the size of our company, greater reliance will be placed on Entity Level risk and controls. The company is currently in the process of evaluating and strengthening the Entity Level controls within the company. Management has revised its Ethics Policy and Corporate Code of Conduct and will present it to the Board of Directors for ratification in December 2009.

•

We are centralizing our Finance and Administrative functions in our North Carolina corporate headquarters. As part of our centralization efforts, we hired in house legal counsel, in part, to facilitate the design and implementation of document collection and retention procedures with respect to the agreements and documents generated in our finance and business activities.

•

In fiscal year 2010 the Board of Directors has reviewed existing committee charters and is evaluating programs called for by the charters to determine what changes, if any, are necessary or appropriate to make the functioning of Board committees more effective and meaningful.

•	The company implemented an anonymous whistle blower program to monitor adherence to principles of sound integrity and ethical values.

We believe the measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuously improve our internal control processes and to diligently and vigorously review our financial reporting controls and procedures. As we evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above.

Part II-Other Information

ITEM 1	LEGAL PROCEEDINGS

Oxygen Biotherapeutics is not presently involved in any legal proceedings and was not involved in any such proceedings during the quarter ended October 31, 2009.

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

In the second quarter of fiscal 2010, the Company issued 1,934 common shares to Chris J. Stern, its Chief Executive Officer, valued at $11,799, pursuant to the terms of his compensation agreement.

In the second quarter of fiscal 2010, the Company issued to Richard Kiral, its President and Chief Operating Officer, options to purchase 4,002 shares of common stock pursuant to the terms of his compensation arrangement. The options were granted with a weighted average exercise price of $6.075 and a ten-year term

In the second quarter of fiscal 2010, the Company issued to Michael Jebsen, its Secretary and Chief Financial Officer, options to purchase 4,668 shares of common stock pursuant to the terms of his compensation arrangement. The options were granted with a weighted average exercise price of $5.925 and a ten-year term

In addition, the Company issued to its employees options to purchase 7,335 shares of common stock with a weighted average exercise price of $6.375 and a ten-year term. The Company also issued options to purchase 120,000 shares of common stock to three of its non-employee directors. These options were issued with a weighted-average exercise price of $6.70 and a three-year term.

All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE AMONG SECURITY HOLDERS

None.

ITEM 5	OTHER INFORMATION

In a report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2009, Oxygen Biotherapeutics reported an amendment to the Securities Purchase Agreement dated June 8, 2009, between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio. (The original purchase agreement was reported under Item 3.02 in a report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2009.) A clinical trial for Oxycyte in traumatic brain injury was approved by Swissmedic, which is one of the milestones under the amended agreement that triggers the right of Oxygen Biotherapeutics to call for purchase and sale of common stock to Vatea Fund. That call has been made, and as a result there was a partial closing on October 29, 2009, pursuant to which 160,000 shares were delivered to Vatea Fund against payment to Oxygen Biotherapeutics of $600,000. A second partial closing occurred on November 20, 2009, under which Oxygen Biotherapeutics received $2.4 million in cash for 640,000 additional common shares issued to Vatea Fund. The final closing occurred on December 9, 2009, under which Oxygen Biotherapeutics received $3 million in cash for 640,000 additional common shares issued to Vatea Fund. In connection with the three closings, Oxygen Biotherapeutics paid a consulting fee to Melixia SA, for services provided in connection with the securities purchase agreement with Vatea Fund, which consists of $600,000 in cash and 120,000 shares of our restricted common stock. We also paid $90,000 in cash to another consultant that assisted with the securities purchase agreement. The shares are issued to Vatea Fund and Melixia in reliance on the exemptions from registration set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

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

OXYGEN BIOTHERAPEUTICS, INC.

December 10, 2009	/s/ Chris J. Stern
Chris J. Stern, Chief Executive Officer & Chairman of Board
(Principal Executive Officer)

December 10, 2009	/s/ Michael B. Jebsen
Michael B. Jebsen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)