Form 10-Q
period 2010-01-31
OXYGEN BIOTHERAPEUTICS, INC.
filed 2010-03-19
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34600

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

The number of shares outstanding of each of the issuer’s classes of common stock as of March 15, 2010: 21,310,748 shares of common stock, par value $0.0001.

INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets as of January 31, 2010 (unaudited) and April 30, 2009	3

		Consolidated Condensed Statements of Operations for the Three Months and Nine Months Ended January 31, 2010 and 2009, and for the Period From May 26, 1967 (inception) to January 31, 2010 (unaudited)	4

		Consolidated Condensed Statements of Cash Flows for the Nine Months Ended January 31, 2010 and 2009, and for the Period From May 26, 1967 (inception) to January 31, 2010 (unaudited)	5

		Notes to Consolidated Condensed Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 4T.	Controls and Procedures	17

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	19

	Item 1A.	Risk Factors	19

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

	Item 3.	Defaults Upon Senior Securities	19

	Item 4.	Reserved	19

	Item 5.	Other Information	19

	Item 6.	Exhibits	20

	Signatures		21

*	Item 3 of Part I is not included in this filing as it is not required for Smaller Reporting Companies as defined in Rule 12b-2 of the Exchange Act

Part I-Financial Information

ITEM 1	FINANCIAL STATEMENTS

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED BALANCE SHEETS

	January 31, 2010	April 30, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,876,401	$2,555,872
Accounts receivable	79,666	32,286
Other receivables	79,001	—
Inventory	409,945	—
Prepaid expenses	194,518	156,926

Total current assets	3,639,531	2,745,084
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $722,983 and $666,388	328,310	210,355
DEBT ISSUANCE COSTS, net of accumulated amortization of $0 and $5,476,779, respectively	—	33,783
PATENTS AND LICENSE RIGHTS, net of accumulated amortization of $135,577 and $100,898, respectively	823,666	650,222
OTHER ASSETS	236,844	163,393

	$5,028,351	$3,802,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$693,507	$195,569
Accrued liabilities	427,214	241,518
Note payable	75,590	36,666

Total current liabilities	1,196,311	473,753
LONG TERM PORTION of convertible notes, net of debt discount of $6,675 and $124,152, respectively	2,596	227,715

Total liabilities	1,198,907	701,468

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, undesignated, authorized 10,000,000 shares; none issued or outstanding Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 21,309,492 and 15,735,013, respectively	2,131	1,574
Additional paid-in capital	82,527,117	74,059,997
Deficit accumulated during the development stage	(78,699,804)	(70,960,202)

Total stockholders’ equity	3,829,444	3,101,369

	$5,028,351	$3,802,837

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

	Period from May 26, 1967 (Inception) to January 31, 2010	Three months ended January 31,		Nine months ended January 31,
		2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Expenses
Selling, general, and administrative	$31,378,961	$1,753,715	$523,463	$5,478,927	$5,462,626
Research and development	16,125,687	1,011,061	440,077	2,169,435	972,534
Loss on impairment of long-lived assets	32,113	—	—	—	7,112

Total operating expenses	47,536,761	2,764,776	963,540	7,648,362	6,442,272
Net Income (loss) from Operations	(47,536,761)	(2,764,776)	(963,540)	(7,648,362)	(6,442,272)
INTEREST EXPENSE	32,138,259	2,612	7,421,916	153,311	10,237,473
LOSS ON EXTINGUISHMENT OF DEBT	250,097	—	—	—	—
OTHER INCOME	(1,225,313)	(13,676)	(28,937)	(62,071)	(162,933)

NET LOSS	$(78,699,804)	$(2,753,712)	$(8,356,519)	$(7,739,602)	$(16,516,812)

NET LOSS PER SHARE, basic and diluted		$(0.134)	$(0.571)	$(0.411)	$(1.580)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, basic and diluted		20,614,082	14,645,883	18,845,881	10,456,136

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	Period from May 26, 1967 (Inception) to January 31, 2010	Nine months ended January 31,
		2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(78,699,804)	$(7,739,602)	$(16,516,812)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,533,747	91,273	90,625
Amortization of deferred compensation	336,750	—	—
Interest on debt instruments	31,746,577	151,723	10,237,473
Loss (gain) on debt settlement and extinguishment	163,097	—	—
Loss on impairment of long-lived assets	32,113	—	7,112
Loss on disposal and write down of property and equipment and other assets	219,305	—	(26,622)
Issuance and vesting of compensatory stock options and warrants	7,936,780	1,037,476	1,577,679
Issuance of common stock below market value	695,248	—	—
Issuance of common stock as compensation	524,791	138,798	73,780
Issuance of common stock for services rendered	1,265,279		2,171,032
Issuance of note payable for services rendered	120,000	—	—
Contributions of capital through services rendered by stockholders	216,851	—	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	(733,850)	(647,368)	(125,298)
Accounts payable and accrued liabilities	1,317,307	673,663	(209,293)

Net cash used in operating activities	(33,325,809)	(6,294,037)	(2,720,324)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,442,089)	(174,549)	(89,387)
Capitalization of patent costs and license rights	(1,193,351)	(208,122)	(170,795)

Net cash used in investing activities	(2,635,440)	(382,671)	(260,182)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses	30,727,476	9,792,725	2,225,625
Repurchase of outstanding warrants	(2,836,520)	(2,836,520)	—
Repayments of amounts due stockholders	(121,517)	—	—
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from former officer loans	39,500	—	—
Repayments of former officer loans	(39,500)	—	—
Proceeds from issuance of notes payable, net of issuance costs	2,291,128	96,563	19,999
Proceeds from convertible notes, net of issuance costs	8,807,285	—	—
Payments on notes - short-term	(716,585)	(55,531)
Payments on notes - long term	(291,309)	—	—

Net cash provided by financing activities	38,837,650	6,997,237	2,245,624

Net change in cash and cash equivalents	2,876,401	320,529	(734,623)
Cash and cash equivalents, beginning of period	—	2,555,872	4,880,633

Cash and cash equivalents, end of period	$2,876,401	$2,876,401	$4,146,010

Cash paid for:
Interest	246,211	1,588	—
Income taxes	27,528	—	—

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(FORMERLY SYNTHETIC BLOOD INTERNATIONAL, INC.)

(A Development Stage Company)

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

Non-cash financing activities during the nine months ended January 31, 2010:

(1)	The Company issued 90,472 shares of common stock for the conversion of notes payable with a gross carrying value of $335,199, at a conversion price of $3.705 per share. These notes included a discount totaling $117,488, and thus had a net carrying value of $217,711. The unamortized discount of $117,488 was recognized as interest expense upon conversion.

(2)	As further discussed in Note 3, the Company issued 2,363,767 shares of common stock and paid $2,836,520 in cash to repurchase 4,727,564 outstanding warrants.

(3)	As further discussed in Note 1, the Company initiated a 1-for-15 reverse stock split of the Company’s common stock. The effect of this split resulted in a transfer of $27,681 from common stock to additional paid in capital to account for the reduction of shares outstanding at par value.

Non-cash financing activities during the nine months ended January 31, 2009:

(1)	The Company issued 1,822,880 shares of common stock for the conversion of notes payable with a gross carrying value of $7,093,526, at a conversion price of $3.705 per share. These notes included discounts totaling $6,334,234, and thus had a net carrying value of $759,292. The unamortized discount of $ 6,334,234 was recognized as interest expense upon conversion.

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

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

The accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of January 31, 2010, and the results of its operations for the three and nine months ended January 31, 2010 and 2009, and for the period from May 26, 1967 (inception) to January 31, 2010, and its cash flows for the nine months ended January 31, 2010 and 2009, and for the period from May 26, 1967 (inception) to January 31, 2010. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission (the “Commission”). The Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. However, the financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended April 30, 2009 filed with the Commission on August 12, 2009.

A Certificate of Amendment of the Certificate of Incorporation of Oxygen Biotherapeutics, Inc., as filed with the Secretary of State of the State of Delaware, effectuated the previously announced 1-for-15 reverse stock split of the Company’s common stock. Under the terms of the reverse split, stockholders holding shares of Oxygen Biotherapeutics common stock at the close of business November 6, 2009 received one new Oxygen Biotherapeutics share for every 15 shares held. Fractional shares were rounded up to whole shares. The total number of shares of common stock outstanding was reduced from approximately 296.3 million shares to approximately 19.7 million shares. The number of common shares related to the company’s convertible notes, warrants, and stock options has been proportionately adjusted to reflect the reverse split. Our reverse stock split was accounted for retroactively and reflected in our common stock, warrant, and stock option activity as of and during the periods ended April 30, 2009 and the periods ended January 31, 2010 and 2009.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is in the development stage and, at January 31, 2010, has an accumulated deficit of $78,699,804. Through January 31, 2010, the Company has sustained operating losses on a monthly basis, and expects to incur operating losses through the remainder of fiscal year 2010. The Company requires substantial funds to complete clinical trials and pursue regulatory approvals.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying January 31, 2010 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to generate cash from future operations. This factor raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

2. RECENT ACCOUNTING PRONOUNCMENTS

The Company adopted new U.S. GAAP guidance related to “Business Combinations” effective for fiscal years beginning after December 15, 2008. The new guidance is based on a fair value model and requires an acquirer to measure all assets acquired and liabilities assumed at their respective fair values at the date of acquisition. This includes measuring noncontrolling (minority) interests at fair value. The guidance establishes principles and requirements for recognizing and measuring goodwill arising from a business combination, and any gain from a bargain purchase. The guidance establishes new disclosure standards and significantly alters the accounting for contingent consideration, pre-acquisition contingencies, in-process research and development and restructuring costs. It requires expensing of acquisition-related costs as incurred. Transactions consummated after the effective date of the guidance apply the guidance prospectively. Existing guidance applies to business combinations consummated prior to December 15, 2008. The Company’s adoption of the new guidance did not have a material impact on its results of operations, financial position, or cash flows.

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

The Company adopted new U.S. GAAP guidance related to “Subsequent Events” on May 1, 2009 and as updated as of February 24, 2010. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The adoption of this new guidance did not have a material impact on our interim unaudited condensed consolidated financial statements.

In August 2009, the FASB amended U.S. GAAP guidance related to “Accounting for Redeemable Equity Instruments.” The guidance addresses the accounting related to distinguishing liabilities from equity, and the classification and measurement of redeemable securities. The adoption of this amended guidance did not have a material impact on our interim unaudited condensed consolidated financial statements.

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

3. STOCK OPTIONS AND WARRANTS

Stock Options:

The fair value of the Company’s stock options is determined using a Black-Scholes-Merton option pricing model, consistent with the guidance of U.S. GAAP related to “Share-Based Payment” and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (“SAB 107”). The fair value of stock options granted is recognized as compensation expense over the requisite service period. Compensation expense for all share-based payment awards is recognized using the straight-line single-option method. Effective May 1, 2006, the Company adopted the guidance, using a modified prospective application. Prior to May 1, 2006, the Company measured employee and board member compensation cost under the intrinsic method provided by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) whereby compensation expense is recognized for the excess, if any, of the fair value of the Company’s common stock over the option price on the date the option is granted.

The Company uses the historical stock price volatility to value stock options within the Black-Scholes-Merton option pricing model. The expected term of stock options represents the period of time options are expected to be outstanding and is based on observed historical exercise patterns for the Company, which management believes are indicative of future exercise behavior. For the risk free interest rate, the Company uses the observed interest rates appropriate for the term that the options are expected to be outstanding.

The Company’s net loss for the nine months ended January 31, 2010 and 2009 includes approximately $743,956 and $1,577,679 respectively, of non-cash stock-based compensation costs for the calculated fair value of vested stock options. As of January 31, 2010, there was approximately $258,530 of total unrecognized compensation cost related to non-vested stock option compensation. The fair value of each option grant during the nine months ended January 31, 2010 was calculated at the grant date model using the following assumptions: average risk-free interest rate of 1.73%; average volatility of 101.23%; zero dividend yield for all years; expected life of 3 to10 years; and an estimated forfeiture rate of 8.8%.

During the nine months ended January 31, 2010, the Company received $57,625 and issued 29,001 shares of common stock for the exercise of outstanding options. The exercised options had a weighted average exercise price $1.99 with a cumulative intrinsic value of $115,393.

The following table summarizes the Company’s stock option information during the nine months ended January 31, 2010:

	The nine months ended January 31, 2010
	Options	Weighted Average Exercise Price
Outstanding as of April 30, 2009	858,112	$3.750
Granted	241,668	5.640
Exercised	(29,001)	1.987
Forfeited	(741)	3.750

Outstanding as of January 31, 2010	1,070,038	$4.132

Warrants:

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

In July 2009, the holders of 6,085,280 outstanding warrants accepted an exchange agreement (the “Agreement”). The terms of the Agreement allowed the Company to settle the warrants by paying the holder cash ($0.60/warrant share) and issuing Common Stock ( 1/2 share/warrant share). In accordance with the Agreement, the Company also had, at its sole discretion, the option to exchange all, a portion of, or none of the holders’ warrants. The original warrants had strike prices ranging from $3.675 - $3.705; a 5-year term; and were issued between April 2006 and October 2008. All of these warrants were valued using the Black-Sholes-Merton Option Pricing Model and were recorded in stockholders’ equity in accordance with U.S. GAAP.

On July 20, 2009, the Company exchanged 4,727,564 warrants in accordance with the terms of the Agreement. The remaining 1,357,716 warrants were reissued to the holders with the original terms. The 4,727,564 warrants were returned to the Company and cancelled in exchange for $2,836,520 in cash and 2,363,767 shares of restricted common stock.

On November 2, 2009, the Company, as part of a consulting agreement with an unrelated third party to provide services in connection with the placement of a Director of the Board, issued 7,408 warrants to Blaise Group International. The warrants were issued with an exercise price of $6.75 and a seven year term. The warrants were valued using the Black-Sholes-Merton Option Pricing Model and the Company recorded $37,339 in compensation expense for the computed fair value of the warrants.

The following table summarizes the Company’s stock warrant information during the nine months ended January 31, 2010:

	The nine months ended January 31, 2010
	Warrants	Weighted Average Exercise Price
Outstanding as of April 30, 2009	8,067,514	$3.750
Granted	7,408	6.750
Exercised	—	—
Forfeited	(5,334)	2.250
Exchanged	(4,727,564)	3.697

Outstanding as of January 31, 2010	3,342,024	$3.865

As of January 31, 2010, potentially issuable shares of common stock included 1,070,038 options, 3,342,024 warrants, and 4,502 conversion shares of outstanding long-term notes payable. Diluted earnings per share for the quarter ended January 31, 2010 was calculated assuming exercise of the above options and warrants using the treasury stock method and conversion of all of the outstanding convertible debt as of the beginning of the quarter using the “if converted method.” Upon conversion of the debt to common stock it is assumed that the Company would recognize $6,675 in additional interest expense for the write off of the related debt discounts, less $353 in discount amortization expense that would be eliminated in the conversion. Each class of potentially issuable shares had an anti-dilutive effect on net loss per share and, as such, the net loss per share amounts are presented without the effect of the potential conversion.

4. INVENTORY

Inventories are recorded at cost using the First-In-First-Out (FIFO) method. Ending inventories are comprised of raw materials and direct costs of manufacturing and valued at the lower of cost or market. Inventories consisted of the following as of January 31, 2010 and April 30, 2009:

	January 31, 2010	April 30, 2009
Inventories:
Raw Materials	$181,669	$—
Finished Goods	228,276	—

Total Inventories	$409,945	$—

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

The $16,228 reimbursement costs and the $353,500 value of the 33,334 warrants discussed above were capitalized as licensing rights and are being amortized over the legal life of the underlying patents. In January 2009, the Company exercised its option to include an additional invention in the license agreement. Under the terms of the license agreement, the Company paid to the licensor an additional $25,000 for the exclusive use of intravenous perfluorocarbons emulsions for the treatment of traumatic brain and spinal cord injury. As of January 31, 2010, the Company has capitalized an additional $117,964 in legal costs incurred to maintain the underlying patents. Accumulated amortization on the licensing rights at January 31, 2010 totaled $31,518.

The $50,000 initial fee is fully credited towards future royalty or sublicensing revenue payments to the Licensor. This fee has been accounted for as a deferred cost of sale and is included in other assets at January 31, 2010.

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

The Company agreed to pay a $20,000 annual maintenance fee to the Licensor, starting in May 2009 and payable in each following May as long as the agreement is in force. The maintenance fee payments will be fully credited towards future royalty or sublicensing revenue payments to the Licensor. In May 2009, the Company recorded the $20,000 fee as a deferred cost of sale and the payment is reported in other assets at January 31, 2010.

The Company agreed to pay a $50,000 annual minimum royalty to the Licensor, starting in May 2009 and payable in each following May as long as the agreement is in force. The minimum royalty fee payments will be fully credited towards future royalty or sublicensing revenue payments to the Licensor. In May 2009, the Company recorded the $50,000 royalty as a deferred cost of sale and the payment is reported in other assets at January 31, 2010.

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

$200,000 upon completion of Phase II human clinical trial

$300,000 upon completion of Phase III human clinical trial

$500,000 upon receipt of FDA or foreign equivalent marketing approval

In November 2009, the Company amended the agreement with the licensor to include a royalty of 4% on the net sales of the perfluorocarbon gel currently marketed under the name Dermacyte.

6. STOCKHOLDERS’ EQUITY

During the nine months ended January 31, 2010:

(1)	The Company received $9,735,000 (net of closing costs) from the issuance of 2,933,333 shares of common stock as part of the Securities Purchase Agreement described below. An additional 146,667 shares of common stock were issued as compensation for services provided in closing the Securities Purchase Agreement.

(2)	As further discussed in Note 3, the Company received $57,625 from the exercise of 29,001 option shares of common stock.

(3)	The Company issued 90,472 shares of common stock for the conversion of notes payable with a gross carrying value of $335,199, at a conversion price of $3.705 per share. These notes included a discount totaling $117,488, and thus had a net carrying value of $217,711. The unamortized discount of $117,488 was recognized as interest expense upon conversion.

(4)	The Company issued 6,197 shares of its common stock as compensation to its Chief Executive Officer, valued at $31,663.

(5)	The Company issued 867 shares of common stock to its employees as bonus compensation. The Company recognized $5,135 in additional compensation expense for the fair value of the issued shares.

(6)	As further discussed in Note 3, the company recorded $743,956 for the computed fair value of options issued to employees, nonemployee directors, and consultants.

(7)	As further discussed in Note 3, the company recorded $37,339 for the computed fair value of 7,408 warrants issued to a consultant.

(8)	The Company extended the term for 151,111 outstanding warrants. The Company recorded $256,181 as additional compensation cost for the computed fair value of the modification.

(9)	As further discussed in Note 3, the Company issued 2,363,767 shares of restricted common stock and paid $2,836,520 in cash to warrant holders in exchange for 4,727,564 outstanding warrants. The warrants were returned to the Company and cancelled.

On June 8, 2009, the Company entered into a securities purchase agreement with JP SPC 1 Vatea, Segregated Portfolio, (“Vatea Fund”), an investment fund formed under the laws of the Cayman Islands (the “Financing Transaction”). Under the terms of the agreement, Vatea Fund purchased on July 10, 2009, 1,333,334 shares of the Company’s restricted common stock at a price of $3.75 per share, or a total of $5 million. Furthermore, the agreement establishes milestones for the achievement of product development and regulatory targets and other objectives, after which Vatea Fund is required to purchase up to 4 million additional shares of common stock at a price of $3.75 per share.

Target dates are the estimated dates by which the corresponding milestone will be accomplished. If a milestone is not achieved by its corresponding target date, then the date is automatically extended for three months. Thereafter, if a milestone is not achieved by its extended target date, the Company and Vatea Fund shall negotiate in good faith agreement on a new target date for the milestone, but if no agreement is reached within 30 days Vatea Fund has no obligation to purchase any shares with respect to that milestone should it subsequently be achieved. The obligation of Vatea Fund to purchase any additional shares upon achieving milestones ends for any milestones not achieved by September 30, 2011. On September 2, 2009, the Company and the Vatea Fund amended the agreement providing an alternative milestone schedule.

In August 2009, the Company received formal approval from Swissmedic to begin Phase II clinical trials of Oxycyte in Switzerland. The Swissmedic approval triggered the first milestone payment in the amended milestone schedule of the Financing Transaction with Vatea Fund. On September 4, 2009, the Company called the milestone on the alternate milestone schedule. In accordance with the Financing Transaction, Vatea Fund was required to purchase an additional 1,600,000 shares of common stock at $3.75 per share, or $6,000,000, on or before December 10, 2009. The initial partial closing occurred on October 29, 2009, pursuant to which 160,000 shares were delivered to Vatea Fund against payment to the Company of $600,000. The second partial closing occurred on November 20, 2009, under which the Company received $2.4 million in cash for 640,000 additional common shares issued to Vatea Fund. The final closing occurred on December 9, 2009, under which the Company received $3 million in cash for 800,000 additional common shares issued to Vatea Fund. In connection with the three closings, the Company paid a consulting fee to Melixia SA for services provided in connection with the securities purchase agreement, which consists of $600,000 in cash and 80,000 shares of our restricted common stock. The Company also paid $90,000 in cash to another consultant who assisted with the securities purchase agreement.

Including the initial investment in July 2009, and assuming all milestones are achieved in a timely manner, the securities purchase agreement provides for a maximum of 5,333,334 shares being sold for $20 million. The number of shares issued is subject to adjustment for stock dividends, stock splits, reverse stock splits, and similar transactions.

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

7. RELATED PARTY TRANSACTIONS

Bruce Spiess, MD was a member of the Board of Directors and a full time employee at Virginia Commonwealth University when the original license agreement and the two amendments to the license agreement were executed.

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

The Company is subject to taxation in the U.S. and a small number of state jurisdictions. The material jurisdictions subject to potential examination by taxing authorities include the U.S., North Carolina and California. From time to time, the Company may be assessed interest or penalties by its tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

The utilization of net operating loss carryforwards will likely be limited based on past and future issuances of common and preferred stock due to the ownership change provisions of Internal Revenue Code Section 382.

9. COMMITMENTS AND CONTINGENCIES

Supply Agreement—In November, the Company entered into a three-year exclusive supply agreement with Exflour, an unrelated third party manufacturer of perflourocarbons (“the Supply Agreement”). The Supply Agreement contains a provision by which the Company must pay an additional $100,000 per year to Exfluor in exchange for Exflour’s agreement to supply the FtBu exclusively to the Company, and no other party. The payments are due in quarterly installments of $25,000, payable on the first day of each calendar quarter. The Company paid the first $25,000 quarterly installment in December 2009 and recorded the payment as contract manufacturing expense.

10. SUBSEQUENT EVENTS

On March 2, 2010, the Board approved an annual performance bonus to Christian Stern, CEO for milestones achieved in 2009. Under the terms of his employment contract, Dr. Stern was awarded a $200,000 bonus, payable in cash and shares of common stock for his performance during the calendar year 2009. The cash bonus will be paid in two installments of $50,000 on March 16, 2010 and May 15, 2010. The company issued shares of common stock to Dr. Stern on March 16, 2010 valued at $100,000 based on the closing stock price on March 2, 2010.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Oxygen Biotherapeutics (“the Company,” “we,” “our”) is engaged in the business of developing biotechnology products with a focus on oxygen delivery to tissue. We are currently developing Oxycyte™, a product we believe is a safe and effective oxygen carrier for use in surgical and similar medical situations. We have developed a family of perfluorocarbon based oxygen carriers for use in personal care, topical wound healing, and other topical indications. In addition, we also have under development Vitavent™ and Fluorovent™, a medical device containing saturated perfluocarbon as oxygen exchange fluid for facilitating the treatment of lung conditions.

The nature of our business is to spend years in development and testing of pharmaceutical and medical device products, take products through a lengthy and expensive process of review by domestic and international regulatory authorities, such as U.S. FDA, EMEA, and equivalent. If successful in showing a product is efficacious and obtaining regulatory approval, we intend to commercialize the product in the market for which it is approved [NH1]. During the periods of development and regulatory review we have no product to sell and no revenue. We incur substantial costs pursuing this process, which requires financing from outside sources. We must continue to show progress with our products and be able to locate investors willing to commit their funds to a speculative venture that may ultimately be successful only if we can bring a product to market and gain a meaningful level of market acceptance and penetration. Because of these factors a larger number of biotechnology products under development fail, and there is no assurance that the products we have under development will not suffer the same fate.

We received approval of our Investigational New Drug application for Oxycyte filed with the U.S. Food and Drug Administration (FDA) and began Phase I clinical studies in October 2003, which were completed in December 2003. We submitted a report on the results, which were in line with our expectations, to the FDA along with a Phase II protocol in 2004. Phase II-A clinical studies began in the fourth quarter 2004, and were completed in 2006. A further Phase II study protocol was filed with the FDA in the spring of 2008, but put on clinical hold due to safety concerns raised by the regulatory agency. Management decided to take a radically different approach to trials from the past and filed a revised protocol as a dose-escalation study with the regulatory authorities in Switzerland and Israel. The protocol received Ethic Commission approval in Switzerland and Israel. Swissmedic approved the protocol in August 2009, and the Israel Department of Health in September 2009. The new study began in October 2009 and is currently under way both in Switzerland, and Israel. In the process of continuous improvement of the study, we have concluded that it is feasible to simplify the design and also reduce the number of patients to be enrolled. Study objectives, safety and efficacy endpoints would remain unchanged, and we feel with these optimizations the study could be concluded faster and more economically. We expect to commit a substantial portion of our financial and business resources over the next three years to testing Oxycyte and advancing this product to regulatory approval for use in one or more medical applications.

In July 2009 the Company filed a 510K medical device application for its wound product , Wundecyte™ with the U.S. Food and Drug Administration (FDA). The application has been classified as a combination device by the FDA. Since trials will be needed to substantiate claims the Company has decided to divide the regulatory path for that product into a device application (510K) for the self-oxygenating bandage, and a new drug application (IND) for the oxygen carrying gel. We have completed an initial study design for an animal trial to evaluate Wundecyte’s effectiveness at wound healing, with and without the bandage. This study will look at factors such as time to wound closure and reduction in scar tissue formation as compared to a control group and is anticipated to begin during the next calendar quarter. A prototype for an oxygenating bandage device has been developed and it is currently undergoing testing. The Company intends to follow the testing with a preclinical study covering the treatment of different kinds of wounds. The company is developing clinical research protocols for the treatment of burns, another topical indication based on Oxycyte. The Company intends to develop additional clinical research protocols for topical indications, including the treatment of acne and rosacea. There is no assurance that the topical indications we have under development will prove their claims and be successful commercial products.

In September 2009 the Company started production of its first commercial product under its topical cosmetic line Dermacyte™. The Company produced and sold a limited preproduction batch on November 16, 2009 for orders taken through the company’s website buydermacyte.com. The Company intends to have two Dermacyte products through production and available for retail sale in the first quarter of fiscal 2011. The Company plans to market and sell its products through its website, commercial distributors, and/or license partners during fiscal 2011. Marketing cosmetic products is a very speculative venture and reaching consumers through web-based marketing is dependent on many factors the company has no control of. there is no guarantee the Company will enter into a license or distribution agreement with other parties.

RESULTS OF OPERATIONS

For the three months ended January 31, 2010 and 2009

General and administrative expenses

General and Administrative expenses for the three months ended January 31, 2010 were $1,753,715 compared to $523,463 for the same period in the prior year. During the quarter ended January 31, 2010, the Company incurred approximately $118,000 in costs for direct marketing and market analysis related to the cosmetic topical product line Dermacyte that were not incurred in prior periods. In addition, the company incurred an increase of approximately $303,000 in costs for investor relations over the same period in the prior year for services provided for press releases, road show presentations, investment banking fees, market listing fees and legal costs.

Salaries and wages increased approximately $389,000 due to the increase in headcount from 8 to 21 and goal-based bonus payments over the same period in the prior year. Non-cash, share-based compensation increased $154,604 due to the grant of compensatory options to employees and directors.

The Company expanded its Board of Directors from two outside directors to 7 over the same period in the prior year, resulting in an increase of approximately $60,000 in board related fees for the period. Also, in December 2009, the Company added an additional director to its board. The Company incurred an additional $115,000 in fees paid to a recruiter for the placement.

Research and development expenses

Research and Development expenses for the three months ended January 31, 2010 were $1,011,061, compared to $440,077 for the same period in the prior year. The increase in costs is due primarily to costs incurred for the development of Dermacyte that were not incurred in the prior year and the increase in costs associated with the TBI clinical trials in Switzerland and Israel.

During the three months ended January 31, 2010, the Company incurred approximately $185,000 in costs to develop and commercialize the Dermacyte topical cosmetic. Included in this amount are costs related to gel formulation, testing, and packaging design.

During the three months ended January 31, 2010, the Company incurred approximately $330,000 in costs to associated with the overseas clinical trials. Included in these costs are site set-up fees, CRO costs, and supplying the sites with equipment and Oxycyte.

Salaries and wages increased approximately $75,000 due to the hiring of employees to develop and manage an in-house product and process quality and assurance group.

During the three months ended January 31, 2010, the Company’s costs for regulatory and manufacturing activities increased approximately $130,000 over the same period in the prior year. The increased costs are the result of developing a comprehensive quality manual and contract manufacturing costs for developing cGMP clinical grade Oxycyte.

The Company’s research and develop costs associated with pre-clinical research and supplies decreased approximately $90,000 over the same period in the prior year due to the Company’s focus on furthering the cosmetic, topical, and TBI studies.

Other income and expense

The Company recognized a loss of approximately $18,000 due to foreign currency fluctuations during the three months ended January 31, 2010.

Interest expense decreased approximately $7.4 million, due to the recognition of interest costs associated with our notes payable and related amortization of debt discounts as a result of the conversion of convertible notes during the third quarter of fiscal year 2009.

For the nine months ended January 31, 2010 and 2009

General and administrative expenses

General and Administrative expenses for the nine months ended January 31, 2010 were $5,478,927, compared to $5,462,626 for the same period in the prior year. During the period ended January 31, 2010, the Company incurred approximately $119,000 in costs related to direct marketing and market analysis related to the cosmetic topical product line Dermacyte that were not incurred in prior periods In addition, the company incurred an increase of approximately $420,000 in costs for investor relations over the same period in the prior year for services provided for press releases, road show presentations, investment banking fees, market listing fees and legal costs.

Salaries and wages increased approximately $1,083,885 for the nine months ended January 31, 2010 due to the increase in headcount from 8 to 21 and goal-based bonus payments over the same period in the prior year. Non-cash, share-based compensation decreased $833,722 due to the grant of compensatory options to employees and directors during the prior year. These options were issued to the CEO and new members of the expanded Board of Directors.

The Company expanded its Board of Directors from two outside directors to seven over the same period in the prior year, resulting in an increase of approximately $192,000 in board related fees for the period. Also, during the nine months ended January 31, 2010, the Company incurred an additional $265,000 in fees paid to a recruiter for the placement of two outside directors.

During the nine months ended January 31, 2010, rent expense increased approximately $100,000 (including utilities costs) over the same period in the prior year due to ongoing expansion of the corporate offices in North Carolina.

During the nine months ended January 31, 2010, travel costs increased approximately $150,000 over the same period in the prior year due to increased international travel to Switzerland and Israel, road shows in November and December, and costs related to Board meetings and investor presentations.

For the nine months ended January 31, 2010, the Company reduced consultant costs by approximately $700,000 from the same period in the previous year.

Research and development expenses

Research and Development expenses for the nine months ended January 31, 2010 were $2,169,435, compared to $972,534 for the same period in the prior year. The increase in costs is due primarily to costs incurred for the development of Dermacyte formulations that were not incurred in the prior year and the costs associated with the TBI clinical trials in Switzerland and Israel.

During the nine months ended January 31, 2010, the Company incurred approximately $185,000 in costs to develop and commercialize the Dermacyte topical cosmetic. Included in this amount are costs related to gel formulation, start-up costs for contract manufacturing, and packaging design.

During the nine months ended January 31, 2010, costs to associated with the Oxycyte clinical trials increased approximately $475,000. Included in these costs are site set-up fees, CRO costs, and supplying all of the sites with equipment and Oxycyte.

Salaries and wages increased approximately $231,000 due to the hiring of employees to develop and manage an in-house product and process quality and assurance group.

The Company’s research and develop costs associated with pre-clinical research and supplies decreased approximately $22,000 over the same period in the prior year due to the Company’s focus on furthering the cosmetic, topical, and TBI studies.

Other income and expense

The Company recognized a loss of approximately $18,000 due to foreign currency fluctuations during the three months ended January 31, 2010.

Interest expense decreased approximately $10.1 million, due to the recognition of interest costs associated with our notes payable and related amortization of debt discounts as a result of the conversion of convertible notes during the nine months ended January 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Oxygen Biotherapeutics has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. As of January 31, 2010, we had $3,639,531 of total current assets and working capital of $2,443,220. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

We are in the pre-clinical and clinical trial stages in the development of our products. We are currently conducting Phase II-b clinical trials for the use of Oxycyte in the treatment of severe traumatic brain injury. Even if we are successful with our Phase II-b study, we must then conduct a Phase III clinical study and, if that is successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other products must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond 2010 depends on achieving license income, or obtaining outside financial resources. There is no assurance that needed license agreement, or financing will occur or that we will succeed in obtaining the necessary resources.

On June 8, 2009, the Company entered into a securities purchase agreement with JP SPC 1 Vatea, Segregated Portfolio, an investment fund formed under the laws of the Cayman Islands (the “Financing Transaction”). Under the terms of the agreement, Vatea Fund purchased on July 10, 2009, 1.333 million shares of our restricted common stock at a price of $3.75 per share, or a total of $5 million. Furthermore, the agreement establishes milestones for the achievement of product development and regulatory targets and other objectives, after which Vatea Fund is required to purchase 4 million additional shares for $15 million. On September 4, 2009, the Company had accomplished a milestone triggering the next tranche of $6 million in funding and subsequent purchase of 1.6 million of shares. Including the initial investment in July 2009, and assuming all other milestones are achieved in a timely manner, the Financing Transaction provides for the purchase of an additional 1.4 million shares $9 million. The number of shares issued and subject to issue, including share price has been adjusted for the reverse stock split.

In June 2009, the Company commenced a limited offering to persons holding approximately 6 million outstanding warrants to exchange the warrants for cash and restricted common stock. On July 20, 2009, we closed the transaction and cancelled approximately 3.4 million common stock purchase warrants with an exercise price of $3.705 per share and an additional approximately 1.3 million warrants with an exercise price of $3.675 per share, a total of approximately 4.7 million warrants. In exchange for the cancelled warrants the Company issued to the holders 2,363,767 shares of restricted common stock and paid to them $2,836,520 in cash.

Based on our working capital of $2.4 million as of January 31, 2010, we believe we have sufficient capital on hand to continue to fund operations through the first quarter of fiscal 2011.

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

In connection with the preparation of this report, Oxygen Biotherapeutics’ management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010. Because of the material weaknesses in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were not effective as of January 31, 2010.

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

•

We did not measure board committee performance against established charters, did not strengthen entity level controls, and did not utilize a formal financial reporting close process that ensured sufficient levels of review of all key financial statement reconciliations and significant judgment estimates.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the nine-month period ended January 31, 2010, that materially affected its internal control over financial reporting.

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

•

We are actively reviewing, remediating, documenting, and implementing a system of internal controls in accordance with the principles established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The company first identified and assessed the company risk factors by significant accounts and the relevant assertions. The company has linked these significant accounts to their relevant business processes and the related risks within those processes. The company has completed necessary process redesign, documentation of key controls and implementation of necessary remediation. These activities include the financial reporting process and the formalization of the monthly close necessary to support this process.

•

Due to the size of our company, greater reliance will be placed on Entity Level risk and controls. The company is in the process of evaluating and strengthening the Entity Level controls within the company. Management has revised its Ethics Policy and Corporate Code of Conduct.

•

We are centralizing our Finance and Administrative functions in our North Carolina corporate headquarters. As part of our centralization efforts, we hired in house legal counsel, in part, to facilitate the design and implementation of document collection and retention procedures with respect to the agreements and documents generated in our finance and business activities.

•	The Board of Directors has reviewed existing committee charters and is implementing programs called for by the charters to make the functioning of Board committees more effective and meaningful.

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

Oxygen Biotherapeutics is not presently involved in any legal proceedings and was not involved in any such proceedings during the quarter ended January 31, 2010.

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

In the third quarter of fiscal 2010, the Company issued to Christian Stern, its Chief Executive Officer, 1,761 shares of common stock as compensation pursuant to the terms of his compensation agreement. The shares were valued at $10,008.95 at the date of issue.

In the third quarter of fiscal 2010, the Company issued to Richard Kiral, its President and Chief Operating Officer, options to purchase 4,000 shares of common stock pursuant to the terms of his compensation arrangement. The options were granted with a weighted average exercise price of $5.76 and a ten-year term. In January 2010, the Company issued to Dr. Kiral 5,000 shares of restricted common stock for the exercise of outstanding stock options. The Company received $9,000 for the exercise price of the stock option which had an intrinsic value of $20,450 on the exercise date.

In the third quarter of fiscal 2010, the Company issued to Michael Jebsen, its Secretary and Chief Financial Officer, options to purchase 2,001 shares of common stock pursuant to the terms of his compensation arrangement. The options were granted with a weighted average exercise price of $5.97 and a ten-year term

In addition, the Company issued to its employees options to purchase 3,334 shares of common stock with a weighted average exercise price of $5.97 and a ten-year term. The Company also issued options to purchase 40,000 shares of common stock to one of its non-employee directors. These options were issued with an exercise price of $5.18 and a three-year term.

The Company issued 12,001 shares of restricted common stock for the exercise of outstanding stock options. The Company received $21,625 for the exercise price of the stock option which had an intrinsic value of $52,179 on the exercise date.

All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	RESERVED

ITEM 5	OTHER INFORMATION

On November 12, 2009, Oxygen Biotherapeutics entered into a three-year exclusive supply agreement with Exflour, an unrelated third party manufacturer of perflourocarbons (“the Supply Agreement”) to supply us with sufficient quantities of FtBu to support the production of PFC gels and emulsions. The Supply Agreement contains a provision by which we pay to Exfluor $100,000 per year for the term of the agreement in exchange for Exflour’s agreement to supply the FtBu exclusively to the Company, and no other party. The annual exclusivity payments are payable to Exfuor in installments of $25,000, due at the beginning of each calendar quarter.

On March 2, 2010, the Board approved an annual performance bonus to Christian Stern, CEO for milestones achieved in 2009. Under the terms of his employment contract, Dr. Stern was awarded a $200,000 bonus, payable in cash and shares of common stock for his performance during the calendar year 2009. The cash bonus will be paid in two installments of $50,000 on March 16, 2010 and May 14, 2010. The company issued shares of common stock to Dr. Stern on March 16, 2010 valued at $100,000 based on the closing market price on March 2, 2010.

ITEM 6	EXHIBITS

10.1	Exclusive Supply Agreement with Exfluor

10.2	Amendment no. 1 to the Exclusive License Agreement with Virginia Commonwealth University Intellectual Property Foundation

10.3	Amendment no. 2 to the Exclusive License Agreement with Virginia Commonwealth University Intellectual Property Foundation

10.4	License Agreement with Virginia Commonwealth University dated May 22, 2008*

10.5	Waiver—convertible note

10.6	Amendment—common stock purchase warrant

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This document was filed as an exhibit to the quarterly report on Form 10-Q for the period ended July 31, 2008, filed by the Company with the SEC September 22, 2008, and is incorporated herein by this reference. It is included in this report because a reference to the agreement was inadvertently left out of the Company’s annual report on Form 10-K for the year ended April 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 19, 2010

OXYGEN BIOTHERAPEUTICS, INC.

/s/ Chris J. Stern
Chris J. Stern, Chief Executive Officer & Chairman of Board
(Principal Executive Officer)

/s/ Michael B. Jebsen
Michael B. Jebsen, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)