Form 10-K/A
period 2009-04-30
OXYGEN BIOTHERAPEUTICS, INC.
filed 2010-03-25
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2009

OXYGEN BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-34600	56-2101930
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

2530 Meridian Parkway, Suite 3078

Durham, North Carolina 27713

(Address of principal executive offices)

(919) 806-4414

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value per share

(Title of class)

The NASDAQ Stock Market LLC

(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

As of August 5, 2009 there were 293,692,570 shares outstanding of the registrant’s common stock, $0.0001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated	Where
None

Explanatory Note

Oxygen Biotherapeutics, Inc. (“OBI” or “Oxygen Biotherapeutics”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended April 30, 2009 (the “Original Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2009. OBI is filing this Amendment in response to certain comments made by the staff of the SEC with respect to the Original Annual Report. The purpose of this Amendment is to amend and restate Item 9A(T) to report on management’s conclusion regarding the effectiveness of OBI’s disclosure controls and procedures and Item 15 to add exhibit 10.28, which was inadvertently omitted in the original exhibit listing and filing, and to fix incorrect cross references in the exhibit listing. OBI is filing herewith currently dated certifications in Exhibits 31.3 and 31.4. The remainder of OBI’s Annual Report on Form 10-K remains unchanged and is not reproduced in this Amendment No. 1.

This report speaks as of the original filing date of the Original Annual Report and has not been updated to reflect events occurring subsequent to August 12, 2009. Accordingly, in conjunction with reading this Form 10-K/A, you should also read all other filings that OBI has made with the SEC since the date of the original filing.

Part II

ITEM 9A(T)—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of April 30, 2009, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s annual report on internal control over financial reporting,” which are in the process of being remediated as described below under “Management Plan to Remediate Material Weaknesses.”

Changes in Internal Controls

In April 2009, OBI created the position of Accounting Manager and staffed this position with an experienced Certified Public Accountant. The addition of this additional accounting professional allowed OBI to segregate duties in the accounting department and this enabled OBI to enhance the control environment. Also during the fourth quarter of fiscal year ended April 30, 2009 we increased the size of our board and added a board member that meets the definition of “independent” as defined in Rule 5605(a)(2) of the Nasdaq Listing Rules, and added a non-director consultant to our audit committee that meets the definition of a “finance expert” as outlined under item 407(d) of Regulation S-K.

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

•	We will evaluate the need for us to create a Chief Audit Executive function.

•	We will move all accounting function to one centralized location.

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

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

(a)	Reports of Independent Registered Public Accounting Firm.

(b)	Balance Sheets as of April 30, 2009 and 2008.

(c)	Statements of Operations for each of the two years ended April 30, 2009 and April 30, 2008 and for the period May 26, 1967 (Date of Inception) to April 30, 2009.

(d)	Statements of Stockholders’ Equity (Deficit) for each of the two years ended April 30, 2009 and April 30, 2008 and for the period May 26, 1967 (Date of Inception) to April 30, 2009.

(e)	Statements of Cash Flows for each of the two years ended April 30, 2009 and April 30, 2008 and for the period May 26, 1967 (Date of Inception) to April 30, 2009.

(f)	Notes to the Financial Statements.

INDEX TO EXHIBIT

Exhibit No.	Exhibits Required by Item 601 of Regulation S-K
2.1	Agreement and Plan of Merger dated April 28, 2008 (1)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

10.1	Agreement with Leland C. Clark, Jr., Ph.D. dated November 20, 1992 with amendments, Assignment of Intellectual Property/ Employment (2)

10.2	Agreement between the Registrant and Keith R. Watson, Ph.D. Assignment of Invention (2)

10.3	Children’s Hospital Research Foundation License Agreement dated February 28, 2001 (2)

10.4	Form of Option issued to Executive Officers and Directors (2)

10.5	Form of Option issued to Employees (2)

10.6	Form of Warrant issued to Unsecured Note Holders 2006-2007 (3)

10.7	Form of Convertible Note – 2008 (4)

10.8	Form of Warrant issued to Convertible Note Holders (4)

10.9	Form of Purchase Agreement – US Purchase (without exhibits, which are included as exhibits 10.7 and 10.8, above) (4)

10.10	Form of Purchase Agreement – Non-US Purchase (without exhibits, which are included as exhibits 10.7 and 10.8, above) (4)

10.11	Form of Purchase Agreement – US Note Exchange (without exhibits, which are included as exhibits 10.7 and 10.8, above) (4)

10.12	Form of Purchase Agreement – Non-US Note Exchange (without exhibits, which are included as exhibits 10.7 and 10.8, above) (4)

10.13	Form of Warrant issued to Financing Consultants (5)

10.14	1999 Amended Stock Plan (amended 2008) (5)

10.15	Engagement Letter with Chris J. Stern dated November 19, 2007, as amended March 26, 2008 (5)

10.16	Business Consultant Agreement with Institute for Efficient Management, Inc., as amended March 26, 2008 (5)

10.17	Employment Agreement with Richard Kiral, as amended March 26, 2008 (5)

10.18	Engagement and Consulting Agreement with Bruce Spiess (5)

10.19	Engagement and Consulting Agreement with Gerald L. Klein (5)

10.20	Business Consultant Agreement with Edward Sitnik (8)

10.21	Agreement with Hospira to manufacture Oxycyte (8)

10.22	Business Consultant Agreement with J. Melville Engle (8)

10.23	Employment Agreement with Kirk Harrington (8)

10.24	Employment Agreement with Charles H. Seeman, CPA (8)

10.25	Employment Agreement with Richard Kiral, restated February 1, 2009 (8)

10.26	Securities Purchase Agreement (including exhibits) between OBI and Vatea Fund, Segregated Portfolio dated June 8, 2009 (6)

10.27	Form of Exchange Agreement dated July 20, 2009 (7)

10.28	License Agreement with Virginia Commonwealth University dated May 22, 2008 (10)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (9)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (9)

(1)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 30, 2008, and are incorporated herein by this reference.
(2)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 13, 2004, and are incorporated herein by this reference.
(3)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on September 6, 2006, and are incorporated herein by this reference.
(4)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 21, 2008, and are incorporated herein by this reference.
(5)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 13, 2008, and are incorporated herein by this reference.
(6)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 8, 2009.
(7)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on July 21, 2009.
(8)	These documents were previously filed as exhibits to the Company’s Annual Report on Form 10-K filed with the SEC on August 12, 2009.
(9)	These documents were previously furnished as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on August 12, 2009.
(10)	This document was previously filed as an exhibit to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on September 22, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Durham, North Carolina, on the 25th day of March 2010.

OXYGEN BIOTHERAPEUTICS, INC.

By:	/s/ Chris J. Stern
Chris J. Stern
Chief Executive Officer