Form 10-Q
period 2010-07-31
OXYGEN BIOTHERAPEUTICS, INC.
filed 2010-09-09
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 001-33719

OXYGEN BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2593535
(State of incorporation)	(I.R.S. Employer Identification No.)

2530 Meridian Parkway, Suite 3078, Durham, North Carolina 27713

(Address of principal executive offices)

(919) 806-4414

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 3, 2010, the registrant had outstanding 23,387,030 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OXYGEN BIOTHERAPEUTICS, INC.

(a development stage enterprise)

BALANCE SHEET

	July 31, 2010 (Unaudited)	April 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$2,731,665	$632,706
Accounts receivable	6,159	72,055
Inventory	437,154	535,090
Prepaid expenses	244,551	249,780
Other current assets	56,953	695,195

Total current assets	3,476,482	2,184,826
Property and equipment, net	432,620	383,959
Intangible assets, net	884,934	907,710
Other assets	122,679	52,651

Total assets	$4,916,715	$3,529,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$906,225	$499,044
Accrued liabilities	343,572	843,903
Notes payable	29,682	56,394

Total current liabilities	1,279,479	1,399,341
Long-term portion of convertible debt, net	—	2,767

Total liabilities	1,279,479	1,402,108

Stockholders’ equity
Preferred stock, undesignated, authorized 10,000,000 shares; none issued or outstanding Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 23,386,460 and 21,457,265, respectively	2,339	2,146
Stock subscripton receivable	—	500,000
Additional paid-in capital	88,104,775	83,092,470
Deficit accumulated during the development stage	(84,469,878)	(81,467,578)

Total stockholders’ equity	3,637,236	2,127,038

Total liabilities and stockholders’ equity	$4,916,715	$3,529,146

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(a development stage enterprise)

STATEMENT OF OPERATIONS

	Period from May 26, 1967 (Inception) to July 31, 2010 (Unaudited)	Three months ended July 31,
		2010 (Unaudited)	2009 (Unaudited)
Operating Expenses
Research and development	$18,019,183	$1,145,243	$545,255
Selling, general, and administrative	35,018,242	1,883,068	1,745,280
Loss on impairment of long-lived assets	32,113	—	—

Total operating expenses	53,069,538	3,028,311	2,290,535

Interest expense	32,141,152	1,206	127,426
Loss on extinguishment of debt	250,097	—	—
Other income	(990,909)	(27,217)	(21,283)

Net loss	$84,469,878	$3,002,300	$2,396,678

Net loss per share, basic and diluted		$(0.13)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted		23,215,708	16,415,282

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(a development stage enterprise)

STATEMENT OF CASH FLOWS

	Period from May 26, 1967 (Inception) to July 31, 2010 (Unaudited)	Three months ended July 31,
		2010 (Unaudited)	2009 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(84,469,878)	$(3,002,300)	$(2,396,678)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,686,342	133,237	25,856
Amortization of deferred compensation	336,750	—	—
Interest on debt instruments	31,748,280	1,206	127,426
Loss (gain) on debt settlement and extinguishment	163,097	—	—
Loss on impairment of long-lived assets	146,306	—	—
Loss on disposal and write down of property and equipment and other assets	219,305	—	—
Issuance and vesting of compensatory stock options and warrants	8,159,593	61,525	375,604
Issuance of common stock below market value	695,248	—	—
Issuance of common stock as compensation	544,387	48,795	8,365
Issuance of common stock for services rendered	1,265,279	—	395,000
Issuance of note payable for services rendered	120,000	—	—
Contributions of capital through services rendered by stockholders	216,851	—	—
Changes in operating assets and liabilities
Prepaid expenses and other assets	(618,309)	139,338	(81,819)
Inventory	97,936	97,936
Accounts payable and accrued liabilities	1,456,354	(93,152)	18,252

Net cash used in operating activities	(38,232,459)	(2,613,415)	(1,527,994)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,592,173)	(88,906)	(13,164)
Capitalization of patent costs and license rights	(1,361,439)	(70,215)	(73,550)

Net cash used in investing activities	(2,953,612)	(159,121)	(86,714)

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(a development stage enterprise)

STATEMENT OF CASH FLOWS, Continued

	Period from May 26, 1967 (Inception) to July 31, 2010 (Unaudited)	Three months ended July 31,
		2010 (Unaudited)	2009 (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses	35,866,181	4,901,400	4,425,000
Repayments of amounts due stockholders	(121,517)	—	—
Repurchase of outstanding warrants	(2,836,520)	—	(2,836,520)
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from former officer loans	39,500	—	—
Repayments of former officer loans	(39,500)	—	—
Proceeds from issuance of notes payable, net of issuance costs	2,291,128	—	—
Proceeds from convertible notes, net of issuance costs	8,807,285	—	—
Payments on notes—short-term	(775,204)	(29,905)	(27,422)
Payments on notes—long term	(291,309)	—	—

Net cash provided by financing activities	43,917,736	4,871,495	1,561,058

Net change in cash and cash equivalents	2,731,665	2,098,959	(53,650)

Cash and cash equivalents, beginning of period	—	632,706	2,555,872

Cash and cash equivalents, end of period	$2,731,665	$2,731,665	$2,502,222

Cash paid for:
Interest	$248,089	$686	$—
Income taxes	$27,528	$—	$—

Non-cash financing activities during the three months ended July 31, 2010:

(1)	The Company issued 210 shares of common stock for the conversion of notes payable with a gross carrying value of $7,714, at a conversion price of $3.705 per share. These notes included a discount totaling $5,206, and thus had a net carrying value of $2,508. The unamortized discount of $522 was recognized as interest expense upon conversion.

Non-cash financing activities during the three months ended July 31, 2009:

(1)	The Company issued 77,508 shares of common stock for the conversion of notes payable with a gross carrying value of $287,166, at a conversion price of $3.705 per share. These notes included a discount totaling $93,642, and thus had a net carrying value of $193,524. The unamortized discount of $93,242 was recognized as interest expense upon conversion.

(2)	The Company issued 2,363,767 shares of common stock and paid $2,836,520 in cash to repurchase 4,727,564 outstanding warrants.

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Oxygen Biotherapeutics (the “Company”) was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David & Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc. On June 17, 2008, the stockholders of Synthetic Blood International approved the Agreement and Plan of Merger dated April 28, 2008, between Synthetic Blood International and Oxygen Biotherapeutics, Inc., a Delaware corporation. Oxygen Biotherapeutics was formed on April 17, 2008, by Synthetic Blood International to participate in the merger for the purpose of changing the state of domicile of Synthetic Blood International from New Jersey to Delaware. Certificates of Merger were filed with the states of New Jersey and Delaware and the merger was effective June 30, 2008. Under the Plan of Merger, Oxygen Biotherapeutics is the surviving corporation and each share of Synthetic Blood International common stock outstanding on June 30, 2008 was converted to one share of Oxygen Biotherapeutics common stock.

Going Concern—The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit during the development stage of $84,469,878 and $81,467,578 at July 31, 2010 and April 30, 2010, respectively, and stockholders’ equity of $3,637,236 and $2,127,038 as of July 31, 2010 and April 30, 2010, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying July 31, 2010 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying interim financial statements in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements and accompanying notes do not include all of the information and disclosures required by GAAP for complete financial statements. The financial statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for the fair statement of the balances and results for the periods presented. These interim financial statement results are not necessarily indicative of the results to be expected for the full fiscal year or any future interim period.

Fair Value Measurements

Fair Value—On May 1, 2008, the Company adopted ASC 820 Fair Value Measurements, as it relates to financial assets and financial liabilities. The Company’s balance sheet includes the following financial instruments: cash and cash equivalents, short-term notes payable and convertible debentures. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments. It is not practicable for the Company to estimate the fair value of its convertible debentures as such estimates cannot be made without incurring excessive costs, but management believes the difference between fair value and carrying value to not be material. The significant terms of the Company’s convertible debentures are described in Note 3. At July 31, 2010 the debentures had a gross carrying value of $15,124 with unamortized discounts totaling $5,206.

Net Loss per Share

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

	Quarter ended July 31,
	2010	2009
Historical net loss per share:
Numerator
Net loss, as reported	(3,002,300)	(2,396,678)
Less: Effect of amortization of interest expense on convertible notes	—	—

Net loss attributed to common stockholders (diluted)	(3,002,300)	(2,396,678)
Denominator
Weighted-average common shares outstanding	23,215,708	16,415,282
Effect of dilutive securities	—	—

Denominator for diluted net loss per share	23,215,708	16,415,282

Basic and diluted net loss per share	$(0.13)	$(0.15)

The following outstanding options, convertible note shares and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Quarter ended July 31,
	2010	2009
Options to purchase common stock	956,841	914,445
Convertible note shares outstanding	4,082	17,463
Warrants to purchase common stock	4,199,466	3,339,927

Recent Accounting Pronouncements

On April 29, 2010, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (a consensus of the FASB Emerging Issues Task Force). It establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. As a result, it is effective for us in the first quarter of fiscal year 2012. The Company does not believe that the adoption of ASU 2010-17 will have a material impact on its financial statements.

In September 2009, the FASB ratified Revenue Arrangements with Multiple Deliverables issued as ASU 2009-13. ASU 2009-13 updates the existing multiple-element arrangements guidance currently included in ASC 605-25,

Revenue Recognition – Multiple-Element Arrangements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. ASU 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. If the guidance is adopted prospectively, certain transitional disclosures are required for each reporting period in the initial year of adoption. As a result, it is effective for the Company in the first quarter of fiscal year 2012. The Company does not believe that the adoption of ASU 2009-13 will have a material impact on its financial statements.

NOTE 3. BALANCE SHEET COMPONENTS

Inventory

The Company operates in an industry characterized by rapid improvements and changes to its technology and products. The introduction of new products by the Company or its competitors can result in its inventory being rendered obsolete or requiring it to sell items at a discount. The Company evaluates the recoverability of its inventory by reference to its internal estimates of future demands and product life cycles. If the Company incorrectly forecasts demand for its products or inadequately manages the introduction of new product lines, the Company could materially impact its financial statements by having excess inventory on hand. The Company’s future estimates are subjective and actual results may vary. As of July 31, 2010, management evaluated the Company’s inventory and determined that, due to the results of on-going stability testing, the value of the clinical grade Oxycyte is permanently impaired. The Company recorded $162,326 as a charge to Oxycyte development costs which is reflected in Research and Development costs for the period ended July 31, 2010.

Inventories are recorded at cost using the First-In-First-Out (“FIFO”) method. Ending inventories are comprised of raw materials and direct costs of manufacturing and valued at the lower of cost or market. Inventories consisted of the following as of July 31, 2010 and April 30, 2010:

	July 31, 2010	April 30, 2010
Raw materials	$177,962	$310,315
Work in process	208,209	—
Finished goods	50,983	224,775

	$437,154	$535,090

Property and equipment, net

Property and equipment consist of the following:

	July 31, 2010	April 30, 2010
Laboratory equipment	$990,519	$980,025
Office furniture and fixtures	107,378	32,900
Computer equipment and software	57,855	53,921
Leasehold improvements	4,810	4,810

	1,160,562	1,071,656
Less: Accumulated depreciation and amortization	(727,942)	(687,697)

	$432,620	$383,959

Depreciation and amortization expense was approximately $40,246 and $14,439 for the three months ended July 31, 2010 and 2009, respectively.

Other assets

Other assets consist of the following:

	July 31, 2010	April 30, 2010
Reimbursable patent expenses- Glucometrics	$70,028	$—
Prepaid royalty fee	50,000	50,000
Other	2,651	2,651

	$122,679	$52,651

In accordance with the Glucometrics, Inc. license agreements, Glucometrics, Inc. is required to reimburse the Company for all of the legal and filing costs associated with prosecuting and maintaining the licensed patents. Payment of the accumulated patent costs is due following a financing transaction in excess of $500,000. As of July 31, 2010, Glucometrics, Inc. had not achieved such a transaction. This balance was reclassed out of accounts receivable pending management’s evaluation of Glucometrics’ compliance with the license agreement and efforts to raise capital. As of July 31, 2010 we have accrued $70,028 in reimbursable patent costs, up from the $65,895 balance in Accounts receivable as of April 30, 2010.

Accrued liabilities

Accrued liabilities consist of the following:

	July 31, 2010	April 30, 2010
Clinical trial related	$50,000	$135,276
Employee related	114,247	254,485
Professional services	167,500	391,210
Other	11,825	62,932

	$343,572	$843,903

Notes payable

Notes payable consist of the following:

	July 31, 2010	April 30, 2010
Note payable	$19,764	$48,983
Convertible notes payable	15,124	15,903

	34,888	64,886
Less: Unamortized discount	(5,206)	(5,725)

	$29,682	$59,161

In November 2009, we financed our annual commercial, product liability, and Director and Officer insurance policy through the issuance of a short-term note payable. The note was in the amount of $96,563 with a ten-month term and 6.99% interest. Interest expense for the three months ended July 31, 2010 was $686.

In 2008 we issued $20,282,532 five-year convertible debentures. These notes were issued at a 55% discount and were convertible into common shares at $3.705 per share. As part of the financing agreement, the Company also issued five-year warrants with an exercise price of $3.705. In accordance with ASC815-40-05, the Company valued the embedded conversion feature and warrants utilizing the Black-Scholes valuation model. As of July 31, 2010 and April 30, 2010, the outstanding notes had a principal balance of $15,124 and $15,903 and unamortized discounts of $5,206 and $5,725, respectively.

NOTE 4. INTANGIBLE ASSETS

Agreement with Virginia Commonwealth University- In May 2008 the Company entered into a license agreement with Virginia Commonwealth University (“Licensor”, “VCU”) whereby it obtained a worldwide, exclusive license to valid claims under three of the Licensor’s patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The Company has capitalized $524,460 and $519,353 in costs as of July 31, 2010 and April 30, 2010, respectively, to acquire the license rights and legal fees to maintain the licensed patents. These costs are being amortized over the life of the agreement.

Pursuant to the agreement, we must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year. As of July 31, 2010, we have paid $70,000 in royalty fees. These fees were recorded as an other current asset and are being amortized over the fiscal year. For the three months ended July 31, 2010, amortization of the royalty payments totaled $17,500.

Patents- The Company currently holds, or has filed for, US and worldwide patents covering 13 various methods and uses of our PFC technology. We capitalize amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of our patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter. As of July 31, 2010 and April 30, 2010, the Company has capitalized $473,770 and $434,612, respectively, for costs incurred to maintain the patents.

Trademarks- The Company currently holds, or has filed for, trademarks to protect the use of names and descriptions of our products and technology. We capitalize amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of our trademark applications. As of July 31, 2010 and April 30, 2010, the Company has capitalized $129,101 and $103,150, respectively, for costs incurred to maintain the trademarks.

The following table summarizes our intangible assets as of July 31, 2010:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$473,770	12.5	$—	$(197,775)	$275,995
License Rights	524,460	18.4	—	(44,622)	479,838
Trademarks	129,101	N/A	—	—	129,101

Total	$1,127,331		$—	$(242,397)	$884,934

The following table summarizes our intangible assets as of April 30, 2010:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$434,612	12.6	$—	$(111,363)	$323,249
License Rights	519,353	18.6	—	(38,042)	481,311
Trademarks	103,150	N/A	—	—	103,150

Total	$1,057,115		$—	$(149,405)	$907,710

For the three months ended July 31, 2010 and 2009, the aggregate amortization expense on the above intangibles was approximately $92,991 and $11,418, respectively.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating Leases- The Company leases its laboratory space under an operating lease that includes fixed annual increases and expires in July 2015. The Company leases its office space under a short-term operating lease that is renewable for three, six, or twelve month terms. Total rent expense for the two leases was $78,986 and $63,426 for the three months ended July 31, 2010 and 2009, respectively.

The Company has sublet a portion of its lab facility in California to an unrelated third party. The sublease is for a 12 month term with an annual option to renew. At each renewal period, the monthly rental fee escalates 5%. For the quarter ended July 31, 2010 and 2009, the Company recorded $19,395 and $19,322, respectively, as other income for the rents received under the sublease agreement.

Exfluor Manufacturing Agreement- The Company entered into a Supply Agreement with Exfluor for the manufacturing and supply of FtBu. Under the terms of the Agreement, Exfluor is to supply FtBu exclusively to the Company, and no other party. The fee for this exclusivity is a non-refundable, non-creditable fee of $25,000 each quarter for the term of the Agreement. The term of the Agreement is three years, beginning from January 1, 2010. The process of manufacturing FtBu is a trade secret owned by Exfluor. Therefore, the Agreement also contains a provision requiring Exfluor to maintain documentation of the entire manufacturing process in an Escrow Account, to be released to the Company only upon the occurrence of a triggering event, which includes dissolution, acquisition by another company who is not a successor, bankruptcy or creditors take action to secure rights against the manufacturing technology to satisfy a financial obligation.

Litigation- The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements. At July 31, 2010 the Company is not a party to any litigation matters.

Registration Requirement- As further described in Note 6, warrants and convertible notes issued during the year ended April 30, 2008 are subject to a requirement that the Company file a registration statement with the SEC to register the underlying shares, and that it be declared effective on or before January 9, 2009. In the event that the Company does not have an effective registration statement as of that date, or if at some future date the registration ceases to be effective, then the Company is obligated to pay liquidated damages to each holder in the amount of 1% of the aggregate market value of the stock, as measured on January 9, 2009 or at the date the registration statement ceases to be effective. As an additional remedy for non-registration of the shares, the holders would also receive the option of a cashless exercise of their warrant or conversion shares. As of July 31, 2010, approximately 44,669 of these warrants are subject to the registration requirement. EITF 00-19 provides guidance to proper recognition, measurement, and classification of certain freestanding financial instruments that are indexed to, and potentially settled in, any entity’s own stock. If an issuer does not control the form of settlement, an instrument is classified as an asset or liability. An issuer is deemed to “control the settlement” if it has both the contractual right to settle in equity shares and the ability to deliver equity shares. EITF 00-19 states that the existence of a contractual requirement for the issuer to deliver registered shares is one of the conditions that is considered outside the control of the issuer. However, the Financial Accounting Standards Board issued a FASB Staff Position on EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”) in December 2006. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with ASC 450, Accounting for Contingencies.

Pursuant to the guidance in EITF 00-19 and FSP EITF 00-19-2, the Company has accounted for the warrants as equity instruments in the accompanying financial statements. The Company does not believe the registration payments are probable, and as such, has not recorded any amounts with respect to the separately measured registration rights agreement.

NOTE 6. STOCKHOLDERS’ EQUITY

During the three months ended July 31, 2010:

(1)	The Company received $4,401,400 (net of closing costs) from the issuance of 1,724,138 shares of common stock as part of the registered direct offering (the “Offering”) described below.

(2)	The Company received $500, 000 (net of closing costs), from the issuance of 133,334 shares of restricted common stock in accordance with the Securities Purchase Agreement with the Vatea Fund. An additional 53,334 shares of common stock were issued as compensation for services provided in closing the Securities Purchase Agreement.

(3)	The Company issued 2,018 shares of common stock from the cashless exercise of 6,333 stock options.

(4)	The Company issued 210 shares of common stock for the conversion of notes payable with a gross carrying value of $778, at a conversion price of $3.705 per share. These notes included a discount totaling $521, and thus had a net carrying value of $257. The unamortized discount of $521 was recognized as interest expense upon conversion.

(5)	The Company issued 16,161 shares of its common stock as compensation. These shares had a fair value at the grant date of $48,795.

(6)	As further discussed below, the company recorded $61,525 for the computed fair value of options issued to employees, nonemployee directors, and consultants.

During the three months ended July 31, 2009:

(1)	The Company issued 77,507 shares of common stock for the conversion of convertible notes with a gross carrying value of $287,166, at a conversion price of $3.705 per share. These convertible notes included discounts totaling $93,642, and thus had a net carrying value of $193,524. The unamortized discounts of $93,642 were recognized as interest expense upon conversion.

(2)	The Company issued 2,297,100 shares of common stock and $2,836,520 in cash to warrant holders in exchange for 4,727,564 outstanding warrants. The warrants were returned to the Company and cancelled.

(3)	The company recorded $119,423 for the computed fair value of options issued to employees, nonemployee directors, and consultants.

(4)	The Company issued 2,328 shares of its common stock as compensation to its Chief Executive Officer, valued at $8,365.

(5)	The Company issued 66,667 shares of common stock to Melixia SA as compensation for services provided in closing the Securities Purchase Agreement with the Vatea Fund. The Company recognized $395,000 as compensation expense for the fair value of the shares issued.

(6)	The Company received $4,425,000 (net of closing costs) from the issuance of 1,333,334 shares of common stock at $3.75 per share.

(7)	The Company extended the term for 151,111 outstanding warrants. The company recorded $256,181 as additional compensation cost for the computed fair value of the modification.

Securities Purchase Agreement—On June 8, 2009, the Company entered into a securities purchase agreement with JP SPC 1 Vatea, Segregated Portfolio, (“Vatea Fund”), an investment fund formed under the laws of the Cayman Islands (the “Agreement”). The agreement establishes milestones for the achievement of product development and regulatory targets and other objectives, after which Vatea Fund is required to purchase up to 4 million additional shares of common stock at a price of $3.75 per share. On April 23, 2010, the Company and Vatea Fund entered into a second amendment to the Agreement. Under the second amendment, the parties agreed to modify two provisions of the Agreement. The first modification was a change to the form of fees paid to the facilitating agent, Melixia SA. For all closings under the Agreement occurring on or after April 23, 2010, cash fees will no longer be paid. Fees will be paid in the form of restricted shares of common stock, issued in an amount equal to 20% of the shares issued at each closing. The second modification changes the schedule of milestones. The new schedule includes a closing of $500,000 on or before April 30, 2010, another closing in the same amount on or before May 30, 2010, and a closing in the amount of $3,500,000 on the earlier of (1) closing of a license or sales agreement with an aggregate value in excess of $500,000 or (2) December 31, 2011. The remaining balance of $4, 000,000 under the Agreement shall be paid upon achievement of the amended product development and regulatory milestones.

•	On April 26, 2010, in accordance with the second amendment of the agreement, the Company received $500,000 and issued 133,334 shares to the Vatea Fund.

•	On May 27, 2010, in accordance with the second amendment of the agreement, the Company received $500,000 and issued 133,334 shares to the Vatea Fund.

In connection with the two closings, the Company issued 53,334 shares of restricted common stock valued at $160,002 to Melixia SA for their services provided as facilitating agent. The Company also paid $67,500 in fees to another consultant who assisted with the Agreement.

On May 4, 2010, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”) relating to the sale by the Company of 1,724,138 units to certain institutional investors pursuant to a registered direct offering at a purchase price of $2.90 per unit (each, a “Unit” and collectively, the “Units”). Each Unit consisted of one share of the Company’s common stock and a warrant to purchase 0.425 shares of common stock. The warrants have a five-year term from the date of issuance, are exercisable on or after the date of issuance, and are exercisable at an exercise price of $5.32 per share of Common Stock.

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

Warrants

During the three months ended July 31, 2010, we issued 732,758 warrants as part of the offering. The following table summarizes our warrant activity for the three month ended July 31, 2010:

	Warrants		Weighted Average Exercise Price
Outstanding at April 30, 2010	3,322,154		$3.89
Granted	732,758		5.32
Exercised	—		—
Cancelled	—		—
Forfeited	—		—
Other	144,554	(1)	2.90	(1)

Outstanding at July 31, 2010	4,199,466		$4.01

(1)	The Company has a class of warrants outstanding that contain an anti-dilution clause requiring a repricing in the event of a capital raise whereby the equity shares sold were priced below the exercise price of the outstanding warrants. Subsequent to the direct registered offering in May 2010, the repricing of these warrants resulted in an increase of 144,554 potentially issuable shares. The original exercise price of these warrants was $3.705 prior to the offering.

Stock Options

1999 Amended Stock Plan

In October 2000, we adopted the 1999 Stock Plan (the “Plan”), as amended and restated on June 17, 2008. Under the Plan, with the approval of the Compensation Committee of the Board of Directors, we may grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. Stock options granted under the Plan may be either incentive stock options (“ISOs”), or nonqualified stock options (“NSOs”). ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the Plan may be granted with a term of up to ten years and at prices no less than fair market value for ISOs and no less than 85% of the fair market value for NSOs. To date, stock options granted generally vest over one to three years and vest at a rate of 34% upon the first anniversary of the vesting commencement date and 33% on each anniversary thereafter. As of July 31, 2010 we had 195,396 shares of common stock available for grant under the Plan.

Option activity under the Plan is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances, at April 30, 2010	182,424	585,172
Options granted	(10,670)	10,670	$3.27
Restricted stock granted	(7,500)
Options exercised		(1,193)	$1.69
Options cancelled	31,142	(31,142)	$7.17

Balances, at July 31, 2010	195,396	563,507	$4.51

The following table summarizes the grant date fair value stock-based compensation expense for stock options and the registered stock issued during the three months ended July 31, 2010 and 2009, respectively:

	For the three months ended July 31,
	2010	2009

General and administrative	$26,566	$133,153
Research and development	—	5,130

	$26,566	$138,283

We used the following assumptions to estimate the fair value of options granted under our stock option plans for the three months ended July 31, 2010 and 2009:

	For the three months ended July 31,
	2010	2009
Risk-free interest rate (weighted average)	2.69%	1.76%
Expected volatility (weighted average)	83.88%	105.68%
Expected term (in years)	7	3-10
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of our stock options.

Expected Volatility	The expected stock price volatility for our common stock was determined by examining the historical volatility and trading history for our common stock over a term consistent with the expected term of our options.

Expected Term	The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. It was calculated based on the historical experience that we have had with our stock option grants.

Expected Dividend Yield	The expected dividend yield of 0% is based on our history and expectation of dividend payouts. We have not paid and do not anticipate paying any dividends in the near future.

Forfeitures	As stock-based compensation expense recognized in the condensed consolidated statement of operations for the years ended 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

As of July 31, 2010, there were unrecognized compensation costs of approximately $35,000 related to non-vested stock option awards granted after May 1, 2004 that will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.2 years.

Other Stock Options

In the past, the Company issued options outside the 1999 Amended Stock Plan. These options were granted to outside consultants and directors and had exercise prices ranging between $2.25 and $4.50 with 3 to 10 year terms. During the three months ended July 31, 2010, the holder of 3,333 non-qualified options exercised the option using the cashless exercise provision in the option contract. The Company issued 825 shares of common stock and cancelled the remaining 2,508 option shares. As of July 31, 2010, there were 393,334 non-qualified options outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this quarterly report on Form 10-Q, Part I, Item IA of our Annual Report on Form 10-K and our other filings with the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. You should read this quarterly report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended April 30, 2010.

All references in this Quarterly Report to “Oxygen Biotherapeutics”, “we”, “our” and “us” means Oxygen Biotherapeutics, Inc.

Overview

Oxygen Biotherapeutics is engaged in the business of developing biotechnology products with a focus on oxygen delivery to tissue. We are currently developing Oxycyte; a product we believe is a safe and effective oxygen carrier for use in surgical and similar medical situations. We have developed a family of perfluorocarbon-based oxygen carriers, or PFC, for use in personal care, topical wound healing, and other topical indications. In addition, we also have under development Vitavent (formerly called Fluorovent), an oxygen exchange fluid for facilitating the treatment of lung conditions.

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

We received approval of our Investigational New Drug application, or IND for severe traumatic brain injury, or TBI, filed with the FDA and began Phase I clinical studies in October 2003, which were completed in December 2003. We submitted a report on the results to the FDA along with a Phase II protocol in 2004. Phase II-A clinical studies began in the fourth quarter 2004, and were completed in 2006. A further Phase II study protocol was filed with the FDA in the spring of 2008, but remained on clinical hold by the FDA due to safety concerns raised by the regulatory agency. After receiving this clinical hold, we filed a revised protocol as a dose-escalation study with the regulatory authorities in Switzerland and Israel. The protocol received Ethic Commission approval in Switzerland and Israel. The relevant Swiss regulatory body approved the protocol in August 2009, and the Israel Ministry of Health approved the protocol in September 2009. The new study began in October 2009 and is currently under way both in Switzerland and Israel. In March 2010, we determined that it is feasible to simplify the trial design and also reduce the number of patients to be enrolled. In May 2010, we entered into a relationship with a contract research organization to assist us as we expand our study into India to initiate five to ten new sites for our Phase II-b clinical trial. Study objectives, safety and efficacy endpoints would remain unchanged, and we feel with these optimizations the study could be concluded faster and more economically. We expect to commit a substantial portion of our financial and business resources over the next three years to testing Oxycyte and advancing this product to regulatory approval for use in one or more medical applications.

Should Oxycyte successfully progress in clinical testing and if it appears regulatory approval for one or more medical uses is likely, either in the United States or in another country, we will evaluate our options for commercializing the product. These options include licensing Oxycyte to a third party for manufacture and distribution, manufacturing Oxycyte ourselves for distribution through third party distributors, manufacturing and selling the product ourselves, or establishing some other form of strategic relationship for making and distributing Oxycyte with a participant in the pharmaceutical industry. We are currently investigating and evaluating all options.

Dermacyte

The Dermacyte line of topical cosmetic products employs our patented PFC technology and other known cosmetic ingredients to promote the appearance of skin health and other desirable cosmetic benefits. Dermacyte is designed to provide a moist and oxygen-rich environment for the skin when it is applied topically, even in small amounts. Dermacyte Concentrate has been formulated as a cosmetic in our lab and Dermacyte Eye Complex was created by a contract formulator, with the patent held by Oxygen Biotherapeutics. Both formulas have passed all safety and toxicity tests, and we have filed a Cosmetic Product Ingredient Statement, or CPIS with the FDA. The market for oxygen-carrying cosmetics includes anti-aging, anti-wrinkle, skin abrasions and minor skin defects.

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

We market and sell these products through www.buydermacyte.com and to dermatologists and medical spas with a combination of in-house sales, independent sales agents, and exclusive distributors. We have hired a sales manager based in New York, and we intend to add sales people in other major markets. We have entered into an agreement with a sales representative for the territories of Arizona and Michigan, and we intend to add more territories with agents or distributors.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes in critical accounting policies during the three months ended July 31, 2010, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Financial Overview

Results of operations- Comparison of the three months ended July 31, 2010 and 2009

	Three months July 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009
Research and development expense	$1,145,243	$545,255	$599,988	110%
Selling, general and administrative expense	1,883,068	1,745,280	137,788	8%
Interest expense	1,206	127,426	(126,220)	-99%
Other income, net	27,217	21,283	5,934	28%

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

The increase in research and development expenses for the three months ended July 31, 2010 was driven primarily by costs incurred for the development of Oxycyte and the costs associated with the Phase II-b clinical trials for Oxycyte.

•	For the three months ended July 31, 2010, as compared to the same period in 2009, we incurred an increase of approximately $200,000 in costs associated with the development and manufacture of Oxycyte.

•

For the three months ended July 31, 2010, as compared to the same period in 2009, the costs associated with the ongoing Phase II-b clinical trials for Oxycyte increased approximately $335,000. Included in these costs are site set-up fees, CRO costs, and supplying all of the sites with equipment and Oxycyte.

•

Also included in the increase in research and development costs for the three months ended July 31, 2010, as compared to the same period in 2009 were increases in payroll costs of approximately $130,000 as headcount was increased to manage the growth and development of the topical indications for Oxycyte and Dermacyte.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation for executive, finance, marketing, legal and administrative personnel, including stock-based compensation. Other selling, general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, market research activities, and consulting fees.

Selling, general and administrative expenses for the three months ended July 31, 2010 were $1,883,068 compared to $1,745,280 for the same period in 2009.

During the three months ended July 31, 2010, we incurred approximately $55,000 in costs related to direct marketing and market analysis for the cosmetic topical product line Dermacyte that were not incurred in the same period in 2009.

For the three months ended July 31, 2010, as compared to the same period in 2009, we incurred an increase of approximately $135,000 in legal and accounting costs for services provided for registration statements, fiscal year-end audit, and listing with the Swiss Stock Exchange.

For the three months ended July 31, 2010, as compared to the same period in 2009, we incurred an increase of approximately $170,000 in costs for services provided for press releases, road show presentations, investment banking fees, and market listing fees.

For the three months ended July 31, 2010, as compared to the same period in 2009, compensation costs increased approximately $240,000 due to the increase in overall headcount from 12 to 23.

During the three months ended July 31, 2010, as compared to the same period in 2009, rent expense increased approximately $35,000 due to expansion of the corporate offices in North Carolina.

During the three months ended July 31, 2010, as compared to the same period in 2009, travel costs increased approximately $92,000 over the prior three months due to increased international travel to Switzerland and Israel, road shows, and costs related to Board meetings and investor presentations.

During the three months ended July 31, 2010, as compared to the same period in 2009, consultant costs were reduced by approximately $750,000 due to the hiring of key personnel to manage the development of our products internally.

For the three months ended July 31, 2010, as compared to the same period in 2009, we incurred an increase of approximately $105,000 in amortization and depreciation expense.

Other income and expense

During the three months ended July 31, 2010, as compared to the same period in 2009, the increase in other income was due to on-line sales of our Dermacyte blister packs.

Interest expense

Interest expense decreased approximately $125,000 in the three months ended July 31, 2010, due to the conversion of our notes payable and the related amortization of debt discounts and issue costs during the three months ended July 31, 2009.

Liquidity, capital resources and plan of operation

We have incurred losses since our inception and as of July 31, 2010 we had an accumulated deficit of $84.5 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of Oxycyte and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

Oxygen Biotherapeutics has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $3,476,482 and $2,184,826 of total current assets and working capital of $2, 197,003 and $785,485 as of July 31, 2010 and April 30, 2010, respectively. The increase is due primarily, to the direct registered offering described below. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

We are in the preclinical and clinical trial stages in the development of our product candidates. We are currently conducting Phase II-b clinical trials for the use of Oxycyte in the treatment of severe traumatic brain injury. Even if we are successful with our Phase II-b study, we must then conduct a Phase III clinical study and, if that is successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other product candidates must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products though we can give no assurance that any such initiative will be successful. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond the quarter ending October 31, 2010 depends on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining the necessary resources.

On May 7, 2010 we closed a direct registered offering pursuant to which we sold to certain investors 1,724,138 shares of common stock at $2.90 per share and warrants to purchase 732,758 shares of common stock with an exercise price of $5.32 per share. The financing provided approximately $4.4 million in net proceeds to the Company after deducting the placement agent fee and offering expenses.

Pursuant to our Securities Purchase Agreement, as amended, with JP SPC 1 Vatea, Segregated Portfolio, or Vatea Fund, we issued 133,334 shares to, and received $500,000, net of facilitating agent fees, from, Vatea Fund on May 27, 2010.

Based on our working capital at July 31, 2010 we believe we have sufficient capital on hand to continue to fund operations through the quarter ending October 31, 2010.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	For the three months ended July 31,
	2010	2009
Net cash used in operating activities	(2,613,415)	(1,527,994)
Net cash used in investing activities	(159,121)	(86,714)
Net cash provided by financing activities	4,871,495	1,561,058

Net cash used in operating activities. Net cash used in operating activities was $2.6 million for the three months ended July 31, 2010 compared to net cash used in operating activities of $1.5 million for the three months ended July 31, 2009. The increase of cash used for operating activities was due primarily to:

•	the costs of conducting our Phase IIb clinical trials for TBI;

•	the costs of manufacturing Oxycyte;

•	increased payroll costs associated with our expansion in North Carolina and the increase in headcount from 12 to 23.

Net cash used in investing activities. Net cash used in investing activities was $159,121 for the three months ended July 31, 2010 compared to net cash used in investing activities of $86,714 for the three months ended July 31, 2009. The increase of cash used for investing activities was due primarily to the cost of maintaining our portfolio of patents and trademarks and in upgrading our information technology infrastructure.

Net cash provided by financing activities. We received $4.9 million from financing activities for the three months ended July 31, 2010 compared to receiving $1.6 million for the three months ended July 31, 2009. The increase in net cash provided by financing activities was due primarily to net proceeds of $4.4 million received from the closing of a direct registered direct offering on May 4, 2010.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through the quarter ending October 31, 2010. We will need substantial additional capital in the future in order to complete the development and commercialization of Oxycyte and to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

Recent Accounting Pronouncements

On April 29, 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (a consensus of the FASB Emerging Issues Task Force). It establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. As a result, it is effective for us in the first quarter of fiscal year 2012. We do not believe that the adoption of ASU 2010-17 will have a material impact on our financial statements.

In September 2009, the FASB ratified Revenue Arrangements with Multiple Deliverables issued as ASU 2009-13 in early October. ASU 2009-13 updates the existing multiple-element arrangements guidance currently included in ASC

605-25, Revenue Recognition – Multiple-Element Arrangements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. ASU 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. If the guidance is adopted prospectively, certain transitional disclosures are required for each reporting period in the initial year of adoption. As a result, it is effective for us in the first quarter of fiscal year 2012. We do not believe that the adoption of ASU 2009-13 will have a material impact on our financial statements.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management does not believe that we possess any instruments that are sensitive to market risk. Our debt instruments bear interest at fixed interest rates.

We believe that there have been no significant changes in our market risk exposures for the three months ended July 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures : As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, for the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of July 31, 2010, the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC.

Changes in Internal Control Over Financial Reporting : There were no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We routinely review or internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take action as appropriate.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not presently involved in any legal proceedings and were not involved in any such legal proceedings during the three months ended July 31, 2010.

ITEM 1A.	RISK FACTORS

We are supplementing the risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2010 with the risk factors below.

Risks Related to Our Financial Position and Need for Additional Capital

We require substantial additional capital to continue as a going concern, and there can be no assurance that we will be able to obtain such capital on favorable terms, or at all.

To date, we have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $10.5 million and $33.2 million for the years ended April 30, 2010 and 2009, respectively and $3.0 million for the three months ended July 31, 2010. As of July 31, 2010 our accumulated deficit was approximately $84.5 million. These amounts raise substantial doubt about our ability to continue as a going concern. We will need to raise additional capital through debt and/or equity offerings in order to continue to develop our drug products. Based on our working capital at July 31, 2010, we believe that we will require additional capital to fund our operations beyond October 31, 2010. However, changes may occur that would consume our existing capital at a faster rate than we have expected, further exacerbating our need for additional funding.

The additional financing we will need to continue to develop our drug products, may not be available on favorable terms, if at all. If we are not able to raise sufficient funds in the future, we may be required delay, reduce the scope of, or eliminate one or more of our research and development activities. In addition, we may be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and forego other business opportunities in order to improve our liquidity to enable us to continue operations.

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

Risks Related to Commercialization and Product Development

We currently have no approved drug products for sale and we cannot guarantee that we will ever have marketable drug products.

We currently have no approved drug products for sale. The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. We are not permitted to market our product in the United States until we receive approval of a new drug application, or an NDA, from the FDA for each product candidate. We have not submitted an NDA or received marketing approval for any of our product candidates. Obtaining approval of an NDA is a lengthy, expensive and uncertain process. Markets outside of the United States also have requirements for approval of drug candidates which we must comply with prior to marketing. Accordingly, we cannot guarantee that we will ever have marketable drug products.

Any collaborations we enter with third-parties to develop and commercialize our product candidates may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

We may enter into collaborations with third parties to develop and commercialize our product candidates, including Oxycyte. Our dependence on future partners for development and commercialization of our product candidates would subject us to a number of risks, including:

•	we may not be able to control the amount and timing of resources that our partners may devote to the development or commercialization of product candidates or to their marketing and distribution;

•

partners may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

disputes may arise between us and our partners that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;

•	partners may experience financial difficulties;

•

partners may not properly maintain or defend our intellectual property rights, or may use our proprietary information, in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or proprietary information or expose us to potential litigation;

•	business combinations or significant changes in a partner’s business strategy may adversely affect a partner’s willingness or ability to meet its obligations under any arrangement;

•	a partner could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•	the collaborations with our partners may be terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates.

Delays in the commencement, enrollment and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement, enrollment and completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials for Oxycyte will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may be required to withdraw from our clinical trial as a result of changing standards of care or may become ineligible to participate in clinical studies. The commencement, enrollment and completion of clinical trials can be delayed for a variety of other reasons, including delays related to:

•

reaching agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining regulatory approval to commence a clinical trial;

•	obtaining institutional review board, or IRB, approval to conduct a clinical trial at numerous prospective sites;

•

recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indication as our product candidates;

•

retaining patients who have initiated a clinical trial but may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues or side effects from the therapy or who are lost to further follow-up;

•	maintaining and supplying clinical trial material on a timely basis; and

•	collecting, analyzing and reporting final data from the clinical trials.

In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

•	unforeseen safety issues or any determination that a trial presents unacceptable health risks; and

•

lack of adequate funding to continue the clinical trial, including unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our CROs and other third parties.

Changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in the completion of, or if we terminate, our clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are able to ultimately commercialize our product candidates, other therapies for the same or similar indications may have been introduced to the market and established a competitive advantage.

We have little experience marketing a commercial product, and if we are unable to establish, or access an effective and focused sales force and marketing infrastructure, we will not be able to commercialize our product candidates successfully.

Commercializing our product candidates will require us to establish significant internal sales, distribution and marketing capabilities, which we do not currently have. For example, in order to commercialize Dermacyte, we intend to develop a focused sales force and marketing capabilities in the United States directed at dermatologists, medi-spas, and salons. The development of a focused sales and marketing infrastructure for our domestic operations will require substantial resources, will be expensive and time consuming and could negatively impact our commercialization efforts, including delay of any product launch. We may not be able to hire a focused sales force in the United States that is sufficient in size or has adequate expertise in the markets that we intend to target. If we are unable to establish our focused sales force and marketing capability for our products, we may not be able to generate any product revenue, may generate increased expenses and may never become profitable.

We expect intense competition with respect to our existing and future cosmetic product candidates.

The cosmetic industry is highly competitive, with a number of established, large companies, as well as many smaller companies. Many of these companies have greater financial resources and marketing capabilities for product candidates.

Competitors may seek to develop alternative formulations of our product candidates that address our targeted indications. The commercial opportunity for our cosmetic product candidates could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our products. Compared to us, many of our potential competitors have substantially greater:

•	capital resources;

•	research and development resources, including personnel and technology;

•	expertise in prosecution of intellectual property rights;

•	manufacturing and distribution experience; and

•	sales and marketing resources and experience.

As a result of these factors, our competitors may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our cosmetic product candidates. Our competitors may also develop products that are more effective, useful and less costly than ours and may also be more successful than us in manufacturing and marketing their products.

Risks Related to Regulatory Matters

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our product candidates and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

We license certain intellectual property from third parties that covers our product candidates. We rely on certain of these third parties to file, prosecute and maintain patent applications and otherwise protect the intellectual property to which we have a license, and we have not had and do not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity of these patents would also be subject to the cooperation of the third parties.

The patent positions of pharmaceutical and biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biopharmaceutical patents has emerged to date in the United States. The biopharmaceutical patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or to which we have a license from a third-party. Further, if any of our patents are deemed invalid and unenforceable, it could impact our ability to commercialize or license our technology.

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to make compositions or formulations that are similar to our product candidates but that are not covered by the claims of our patents;

•	we might not have been the first to make the inventions covered by our issued patents or pending patent applications;

•	we might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that our pending patent applications will not result in issued patents;

•	our issued patents may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges by third parties;

•	we may not develop additional proprietary technologies that are patentable; or

•	the patents of others may have an adverse effect on our business.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using any of our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our technology.

If we or our partners choose to go to court to stop someone else from using the inventions claimed in our patents, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and would consume time and other resources even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to these patents.

Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents. We have agreed to indemnify certain of our commercial partners against certain patent infringement claims brought by third parties. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents by others covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Risks Related to Owning Our Common Stock

Our share price has been volatile, and may continue to be volatile which may subject us to securities class action litigation in the future.

The market price of shares of our common stock has been, and may be in the future, subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	status and/or results of our clinical trials;

•	results of clinical trials of our competitors’ products;

•	regulatory actions with respect to our products or our competitors’ products;

•	actions and decisions by our collaborators or partners;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

•	competition from existing products or new products that may emerge;

•	issuance of new or updated research or reports by securities analysts;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•	market conditions for biopharmaceutical stocks in general; and

•	general economic and market conditions.

On April 30, 2010 the closing price of our common stock was $5.00 as compared with $2.74 as of July 31, 2010. During the twelve months ended April 30, 2010, the lowest closing price of our common stock was $2.25 and the highest closing price was $14.01.

Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. Such lawsuits, should they be filed against us in the future, could result in substantial costs and a diversion of management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

We are likely to attempt to raise additional capital through issuances of debt or equity securities, which may cause our stock price to decline, dilute the ownership interests of our existing stockholders, and/or limit our financial flexibility.

Historically we have financed our operations through the issuance of equity securities and debt financings, and we expect to continue to do so for the foreseeable future. Based on our working capital at July 31, 2010, we believe that we will require additional capital to fund our operations beyond October 31, 2010. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of their ownership interests. Debt financing, if available, may involve restrictive covenants that limit our financial flexibility or otherwise restrict our ability to pursue our business strategies. Additionally, if we issue shares of common stock, or securities convertible or exchangeable for common stock, the market price of our existing common stock may decline. There can be no assurance that we will be successful in obtaining any additional capital resources in a timely manner, on favorable terms, or at all.

We are no longer able to take advantage of the reduced disclosure and reporting provisions available to “smaller reporting companies,” which will increase the costs of complying with our reporting obligations as a public company.

As of October 31, 2009 our public float was in excess of $75 million. Accordingly we are now considered an “accelerated filer” under the securities laws and regulations, and are no longer permitted to take advantage of any reduced disclosure and reporting provisions applicable to “smaller reporting companies” or “non-accelerated filers.” Complying with the applicable disclosure rules of accelerated filers will likely increase our costs of public filings and conducting our audit. For example, we are now subject to Section 404(b) of the Sarbanes- Oxley Act (“Sarbanes- Oxley”), which requires our auditors to deliver an attestation report on the effectiveness of our internal control over financial reporting. Such a report was included in our Annual Report on Form 10-K for the year ended April 30, 2010. Compliance with Section 404(b) of Sarbanes-Oxley involves significant resources and management oversight, and devotion of additional time and personnel to legal, financial and accounting activities. The costs associated therewith may be significant and could have an adverse effect on our financial results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of fiscal 2011, the Company issued to Christian Stern, its Chief Executive Officer, 1,710 shares of common stock as compensation pursuant to the terms of his compensation agreement. The shares were valued at $6,247 at the date of issue.

In the first quarter of fiscal 2011, the Company issued to Richard Kiral, its President and Chief Operating Officer, 6,951 shares of common stock as compensation pursuant to the terms of his compensation agreement. The shares were valued at $21,548 at the date of issue.

All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

No.	Description

10.1	Form of Warrant for May 2010 offering (1)

10.2	Form of Subscription Agreement for May 2010 offering (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on May 4, 2010, and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2010

OXYGEN BIOTHERAPEUTICS, INC.

By:	/s/ CHRIS J. STERN
Chris J. Stern Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ MICHAEL B. JEBSEN
Michael B. Jebsen Secretary and Chief Financial Officer (Principal Financial Officer)