Form 10-Q
period 2010-10-31
OXYGEN BIOTHERAPEUTICS, INC.
filed 2010-12-09
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 001-34600

OXYGEN BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2593535
(State of incorporation)	(I.R.S. Employer Identification No.)

2530 Meridian Parkway, Suite 3078, Durham, North Carolina 27713

(Address of principal executive offices)

(919) 855-2100

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 3, 2010, the registrant had outstanding 23,391,183 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OXYGEN BIOTHERAPEUTICS, INC.

(a development stage enterprise)

BALANCE SHEET

	October 31, 2010 (Unaudited)	April 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$837,167	$632,706
Accounts receivable	22,144	72,055
Inventory	443,044	535,090
Prepaid expenses	228,118	249,780
Other current assets	81,247	695,195

Total current assets	1,611,720	2,184,826
Property and equipment, net	439,666	383,959
Intangible assets, net	918,567	907,710
Other assets	123,877	52,651

Total assets	$3,093,830	$3,529,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,076,425	$499,044
Accrued liabilities	381,928	843,903
Notes payable	7,195	56,394

Total current liabilities	1,465,548	1,399,341
Long-term portion of convertible debt, net	—	2,767

Total liabilities	1,465,548	1,402,108

Stockholders’ equity
Preferred stock, undesignated, authorized 10,000,000 shares; none issued or outstanding	—	—

Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 23,390,221 and 21,457,265, respectively	2,339	2,146
Stock subscription receivable	—	500,000
Additional paid-in capital	88,147,757	83,092,470
Deficit accumulated during the development stage	(86,521,814)	(81,467,578)

Total stockholders’ equity	1,628,282	2,127,038

Total liabilities and stockholders’ equity	$3,093,830	$3,529,146

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(a development stage enterprise)

STATEMENT OF OPERATIONS

	Period from May 26, 1967 (Inception) to October 31, 2010	Three months ended October 31,		Six months ended October 31,
		2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$114,617	$36,083	$6,561	$42,981	$6,561
Cost of sales	61,049	8,957	—	10,745	—

Net Revenue	53,568	27,126	6,561	32,236	6,561

Operating Expenses
Selling, general, and administrative	36,529,456	1,511,214	2,185,917	3,394,282	3,937,196
Research and development	18,591,832	572,649	407,134	1,717,892	946,390
Loss on impairment of long-lived assets	32,113	—	—	—	—

Total operating expenses	55,153,401	2,083,863	2,593,051	5,112,174	4,883,586

Net operating loss	55,099,833	2,056,737	2,586,490	5,079,938	4,877,025

Interest expense	32,146,535	5,383	23,274	6,589	150,699
Loss on extinguishment of debt	250,097	—	—	—	—
Other income	(974,651)	(10,183)	(20,552)	(32,291)	(41,834)

Net loss	$86,521,814	$2,051,937	$2,589,212	$5,054,236	$4,985,890

Net loss per share, basic and diluted		$(0.09)	$(0.13)	$(0.22)	$(0.28)

Weighted average number of common shares outstanding, basic and diluted		23,387,979	19,603,257	23,301,844	18,002,270

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(a development stage enterprise)

STATEMENT OF CASH FLOWS

	Period from May 26, 1967 (Inception) to	Six months ended October 31,
	October 31,	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(86,521,814)	$(5,054,236)	$(4,985,890)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,743,843	190,738	54,509
Amortization of deferred compensation	336,750	—	—
Interest on debt instruments	31,753,662	6,588	150,703
Loss (gain) on debt settlement and extinguishment	163,097	—	—
Loss on impairment, disposal and write down of long-lived assets	365,611	—	—
Issuance and vesting of compensatory stock options and warrants	8,190,192	92,124	820,270
Issuance of common stock below market value	695,248	—	—
Issuance of common stock as compensation	548,842	53,250	25,299
Issuance of common stock for services rendered	1,265,279	—	395,000
Issuance of note payable for services rendered	120,000	—	—
Contributions of capital through services rendered by stockholders	216,851	—	—
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(603,670)	153,977	(400,713)
Inventory	52,364	52,364
Accounts payable and accrued liabilities	1,664,905	115,399	1,108,097

Net cash used in operating activities	(40,008,840)	(4,389,796)	(2,832,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,642,065)	(138,798)	(63,408)
Capitalization of patent costs and license rights	(1,409,728)	(118,504)	(173,530)

Net cash used in investing activities	(3,051,793)	(257,302)	(236,938)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	35,744,664	4,901,400	4,362,000
Repurchase of outstanding warrants	(2,836,520)	—	(2,836,520)
Proceeds from stockholder notes payable	977,692	—	—
Proceeds from issuance of notes payable, net of issuance costs	2,291,128	—	—
Proceeds from convertible notes, net of issuance costs	8,807,285	—	—
Payments on notes - short-term	(1,086,449)	(49,841)	(36,665)

Net cash provided by financing activities	43,897,800	4,851,559	1,488,815

Net change in cash and cash equivalents	837,167	204,461	(1,580,848)

Cash and cash equivalents, beginning of period	—	632,706	2,555,872

Cash and cash equivalents, end of period	$837,167	$837,167	$975,024

Cash paid for:
Interest	$248,266	$863	$—
Income taxes	$27,528	$—	$—

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

(a development stage enterprise)

STATEMENT OF CASH FLOWS, Continued

Non-cash financing activities during the six months ended October 31, 2010:

(1)	The Company issued 2,350 shares of common stock for the conversion of notes payable with a gross carrying value of $8,707 at a conversion price of $3.705 per share. The notes included a discount totaling $5,206 that was recognized as interest expense upon conversion.

Non-cash financing activities during the six months ended October 31, 2009:

(1)	The Company issued 83,143 shares of common stock for the conversion of notes payable with a gross carrying value of $308,049, at a conversion price of $3.705 per share. These notes included a discount totaling $116,910, and thus had a net carrying value of $191,139. The unamortized discount of $116,910 was recognized as interest expense upon conversion.

(2)	The Company issued 2,363,767 shares of common stock and paid $2,836,520 in cash to repurchase 4,727,564 outstanding warrants.

(3)	The Company recorded a stock subscription receivable of $4,779,000 against the 1,440,000 restricted common shares to be issued under terms of the securities purchase agreement with JP SPC 1 Vatea Segregated Portfolio, (“Vatea Fund”), an investment fund formed under the laws of the Cayman Islands (the “Securities Purchase Agreement”). The shares were issued to Vatea Fund at $3.75 per share.

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

Going Concern—The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit during the development stage of $86,521,814 and $81,467,578 at October 31, 2010 and April 30, 2010, respectively, and stockholders’ equity of $1,628,282 and $2,127,038 as of October 31, 2010 and April 30, 2010, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying October 31, 2010 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Fair Value Measurements

Fair Value—On May 1, 2008, the Company adopted ASC 820 Fair Value Measurements, as it relates to financial assets and financial liabilities. The Company’s balance sheet includes the following financial instruments: cash and cash equivalents, short-term notes payable and convertible debentures. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments. It is not practical for the Company to estimate the fair value of its convertible debentures as such estimates cannot be made without incurring excessive costs, but management believes the difference between fair value and carrying value is not material. The significant terms of the Company’s convertible debentures are described in Note 3. At October 31, 2010 the debentures had a carrying value of $7,195.

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

	Three months ended October 31,		Six months ended October 31,
	2010	2009	2010	2009
Historical net loss per share:
Numerator
Net loss, as reported	$(2,051,937)	$(2,589,212)	$(5,054,236)	$(4,985,890)
Less: Effect of amortization of interest expense on convertible notes	—	—	—	—

Net loss attributed to common stockholders (diluted)	(2,051,937)	(2,589,212)	(5,054,236)	(4,985,890)
Denominator
Weighted-average common shares outstanding	23,387,979	19,603,257	23,301,844	18,002,270
Effect of dilutive securities	—	—	—	—

Denominator for diluted net loss per share	23,387,979	19,603,257	23,301,844	18,002,270

Basic and diluted net loss per share	$(0.09)	$(0.13)	$(0.22)	$(0.28)

The following outstanding options, convertible note shares and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Six months ended October 31,
	2010	2009
Options to purchase common stock	976,233	1,037,667
Convertible note shares outstanding	1,942	11,827
Warrants to purchase common stock	4,199,466	3,339,927

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

NOTE 3. BALANCE SHEET COMPONENTS

Inventory

The Company operates in an industry characterized by rapid improvements and changes to its technology and products. The introduction of new products by the Company or its competitors can result in its inventory being rendered obsolete or requiring it to sell items at a discount. The Company evaluates the recoverability of its inventory by reference to its internal estimates of future demands and product life cycles. If the Company incorrectly forecasts demand for its products or inadequately manages the introduction of new product lines, this could materially impact its financial statements by having excess inventory on hand. The Company’s future estimates are subjective and actual results may vary. Management evaluated the Company’s inventory and determined that, due to the results of on-going stability testing, the value of the clinical grade Oxycyte is permanently impaired. The Company recorded $162,326 as a charge to Oxycyte development costs which is reflected in Research and Development costs for the six month period ended October 31, 2010.

Inventories are recorded at cost using the First-In-First-Out (“FIFO”) method. Ending inventories are comprised of raw materials and direct costs of manufacturing and valued at the lower of cost or market. Inventories consisted of the following as of October 31, 2010 and April 30, 2010:

	October 31, 2010	April 30, 2010
Raw materials	$173,927	$310,315
Work in process	28,386	—
Finished goods	240,731	224,775

	$443,044	$535,090

Property and equipment, net

Property and equipment consisted of the following as of October 31, 2010 and April 30, 2010:

	October 31, 2010	April 30, 2010
Laboratory equipment	$997,771	$980,025
Office furniture and fixtures	113,634	32,900
Computer equipment and software	87,650	53,921
Leasehold improvements	4,810	4,810

	1,203,865	1,071,656
Less: Accumulated depreciation and amortization	(764,199)	(687,697)

	$439,666	$383,959

Depreciation and amortization expense was approximately $42,845 and $16,910 for the three months ended October 31, 2010 and 2009, respectively, and approximately $83,091 and $31,349 for the six months ended October 31, 2010 and 2009, respectively.

Other assets

Other assets consisted of the following as of October 31, 2010 and April 30, 2010:

	October 31, 2010	April 30, 2010
Reimbursable patent expenses- Glucometrics	$71,226	$—
Prepaid royalty fee	50,000	50,000
Other	2,651	2,651

	$123,877	$52,651

In accordance with the Glucometrics, Inc. license agreements, Glucometrics, Inc. is required to reimburse the Company for all of the legal and filing costs associated with prosecuting and maintaining the licensed patents. Payment of the accumulated patent costs is due following a financing transaction in excess of $500,000. As of October 31, 2010, Glucometrics, Inc. had not achieved such a transaction. This balance was reclassed out of accounts receivable pending management’s evaluation of Glucometrics’ compliance with the license agreement and efforts to raise capital. As of October 31, 2010 the Company has accrued $71,226 in reimbursable patent costs, up from the $65,895 balance in Accounts receivable as of April 30, 2010.

Accrued liabilities

Accrued liabilities consisted of the following as of October 31, 2010 and April 30, 2010:

	October 31, 2010	April 30, 2010
Clinical trial related	$75,000	$135,276
Employee related	249,881	254,485
Professional services	—	391,210
Other	57,047	62,932

	$381,928	$843,903

Notes payable

Notes payable consisted of the following as of October 31, 2010 and April 30, 2010:

	October 31, 2010	April 30, 2010
Note payable	$—	$48,983
Convertible notes payable	7,195	15,903

	7,195	64,886
Less: Unamortized discount	—	(5,725)

	$7,195	$59,161

In November 2009, the Company financed its annual commercial, product liability, and Director and Officer insurance policy through the issuance of a short-term note payable. The note was in the amount of $96,563 with a ten-month term and 6.99% interest. Interest expense was $173 and $686 for the three months and six months ended October 31, 2010, respectively.

In 2008 the Company issued $20,282,532 five-year convertible debentures. These notes were issued at a 55% discount and were convertible into common shares at $3.705 per share. As part of the financing agreement, the Company also issued five-year warrants with an exercise price of $3.705. In accordance with ASC815-40-05, the Company valued the embedded conversion feature and warrants utilizing the Black-Scholes valuation model. As of October 31, 2010 and April 30, 2010, the outstanding notes had a principal balance of $7,195 and $15,903 and unamortized discounts of $0 and $5,725, respectively.

NOTE 4. INTANGIBLE ASSETS

Agreement with Virginia Commonwealth University- In May 2008 the Company entered into a license agreement with Virginia Commonwealth University (“Licensor”, “VCU”) whereby it obtained a worldwide, exclusive license to valid claims under three of the Licensor’s patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The Company has capitalized $547,231 and $519,353 in costs as of October 31, 2010 and April 30, 2010, respectively, to acquire the license rights and legal fees to maintain the licensed patents. These costs are being amortized over the life of the agreement.

Pursuant to the agreement, the Company must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year. As of October 31, 2010, the Company has paid $70,000 in royalty fees. These fees were recorded as an other current asset and are being amortized over the fiscal year. For the three months and six months ended October 31, 2010, amortization of the royalty payments totaled $17,500 and $35,000, respectively.

Patents- The Company currently holds, or has filed for, US and worldwide patents covering 13 various methods and uses of its PFC technology. The Company capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter. As of October 31, 2010 and April 30, 2010, the Company has capitalized $490,022 and $434,612, respectively, for costs incurred to maintain the patents.

Trademarks- The Company currently holds, or has filed for, trademarks to protect the use of names and descriptions of its products and technology. The Company capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its trademark applications. As of October 31, 2010 and April 30, 2010, the Company has capitalized $138,366 and $103,150, respectively, for costs incurred to maintain the trademarks.

The following table summarizes our intangible assets as of October 31, 2010:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$490,022	12.4	$—	$(205,640)	$284,382
License Rights	547,231	18.1	—	(51,412)	495,819
Trademarks	138,366	N/A	—	—	138,366

Total	$1,175,619		$—	$(257,052)	$918,567

The following table summarizes our intangible assets as of April 30, 2010:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$434,612	12.6	$—	$(111,363)	$323,249
License Rights	519,353	18.6	—	(38,042)	481,311
Trademarks	103,150	N/A	—	—	103,150

Total	$1,057,115		$—	$(149,405)	$907,710

For the three months ended October 31, 2010 and 2009, the aggregate amortization expense on the above intangibles was approximately $14,656 and $11,747, respectively.

For the six months ended October 31, 2010 and 2009, the aggregate amortization expense on the above intangibles was approximately $107,647 and $23,165, respectively.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Operating Leases- The Company leases its laboratory space under an operating lease that includes fixed annual increases and expires in July 2015. The Company leases its office space under a short-term operating lease that is renewable for three, six, or twelve month terms. Total rent expense for the two leases was $164,859 and $123,751 for the six months ended October 31, 2010 and 2009, respectively.

The Company has sublet a portion of its lab facility in California to an unrelated third party. The sublease is for a 12 month term with an annual option to renew. At each renewal period, the monthly rental fee escalates 5%. For the six months ended October 31, 2010 and 2009, the Company recorded $38,790 and $38,644, respectively, as other income for the rents received under the sublease agreement.

Exfluor Manufacturing Agreement- The Company entered into a Supply Agreement with Exfluor for the manufacturing and supply of FtBu. Under the terms of the Agreement, Exfluor is to supply FtBu exclusively to the Company, and no other party. The fee for this exclusivity is a non-refundable, non-creditable fee of $25,000 each quarter for the term of the Agreement. The term of the Agreement is three years, beginning on January 1, 2010. The process of manufacturing FtBu is a trade secret owned by Exfluor; therefore, the Agreement also contains a provision requiring Exfluor to maintain documentation of the entire manufacturing process in an Escrow Account, to be released to the Company only upon the occurrence of a triggering event, which includes dissolution, acquisition by another company who is not a successor, bankruptcy or creditors taking action to secure rights against the manufacturing technology to satisfy a financial obligation.

Litigation- The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements. At October 31, 2010 the Company is not a party to any litigation matters.

Registration Requirement- As further described in Note 6, warrants and convertible notes issued during the year ended April 30, 2008 are subject to a requirement that the Company file a registration statement with the SEC to register the underlying shares, and that it be declared effective on or before January 9, 2009. In the event that the Company does not have an effective registration statement as of that date, or if at some future date the registration ceases to be effective, then the Company is obligated to pay liquidated damages to each holder in the amount of 1% of the aggregate market value of the stock, as measured on January 9, 2009 or at the date the registration statement ceases to be effective. As an additional remedy for non-registration of the shares, the holders would also receive the option of a cashless exercise of their warrant or conversion shares. As of October 31, 2010, approximately 44,669 of these warrants are subject to the registration requirement. EITF 00-19 provides guidance to proper recognition, measurement, and classification of certain freestanding financial instruments that are indexed to, and potentially settled in, any entity’s own stock. If an issuer does not control the form of settlement, an instrument is classified as an asset or liability. An issuer is deemed to “control the settlement” if it has both the contractual right to settle in equity shares and the ability to deliver equity shares. EITF 00-19 states that the existence of a contractual requirement for the issuer to deliver registered shares is one of the conditions that is considered outside the control of the issuer. However, the Financial Accounting Standards Board issued a FASB Staff Position on EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”) in December 2006. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with ASC 450, Accounting for Contingencies.

Pursuant to the guidance in EITF 00-19 and FSP EITF 00-19-2, the Company has accounted for the warrants as equity instruments in the accompanying financial statements. The Company does not believe the registration payments are probable, and as such, has not recorded any amounts with respect to the separately measured registration rights agreement.

NOTE 6. STOCKHOLDERS’ EQUITY

During the six months ended October 31, 2010:

(1)	The Company received $4,401,400 (net of closing costs) from the issuance of 1,724,138 shares of common stock as part of the registered direct offering (the “Offering”) described below.

(2)	The Company received $500,000 (net of closing costs), from the issuance of 133,334 shares of restricted common stock in accordance with the Securities Purchase Agreement with Vatea Fund. An additional 53,334 shares of common stock were issued as compensation for services provided in closing the Securities Purchase Agreement.

(3)	The Company issued 2,018 shares of common stock from the cashless exercise of 6,333 stock options.

(4)	The Company issued 2,350 shares of common stock for the conversion of notes payable with a gross carrying value of $8,707, at a conversion price of $3.705 per share. These notes included a discount totaling $868, and thus had a net carrying value of $7,839. The unamortized discount of $868 was recognized as interest expense upon conversion. The remaining unamortized discount of $4,859 was also recognized as interest expense.

(5)	The Company issued 17,782 shares of its common stock as compensation. These shares had a fair value at the grant date of $53,250.

(6)	As further discussed below, the company recorded $91,931 for the computed fair value of options issued to employees, nonemployee directors, and consultants.

During the six months ended October 31, 2009:

(1)	The Company issued 83,143 shares of common stock for the conversion of convertible notes with a gross carrying value of $308,049, at a conversion price of $3.705 per share. These convertible notes included discounts totaling $116,910, and thus had a net carrying value of $191,139. The unamortized discounts of $116,910 were recognized as interest expense upon conversion.

(2)	The Company issued 2,363,767 shares of common stock and $2,836,520 in cash to warrant holders in exchange for 4,727,564 outstanding warrants. The warrants were returned to the Company and cancelled.

(3)	The company recorded $563,392 for the computed fair value of options issued to employees, nonemployee directors, and consultants.

(4)	The Company issued 4,263 shares of its common stock as compensation to its Chief Executive Officer, valued at $20,164.

(5)	The Company issued 66,667 shares of common stock to Melixia SA as compensation for services provided in closing the Securities Purchase Agreement with Vatea Fund. The Company recognized $395,000 as compensation expense for the fair value of the shares issued.

(6)	The Company received $4,425,000 (net of closing costs) from the issuance of 1,333,334 shares of common stock at $3.75 per share.

(7)	The Company extended the term for 151,111 outstanding warrants. The company recorded $256,181 as additional compensation cost for the computed fair value of the modification.

(8)	The Company issued 867 shares of common stock to its employees as bonus compensation. The Company recognized $5,135 in additional compensation expense for the fair value of the shares issued.

(9)	The Company achieved a milestone under the Securities Purchase Agreement. Under the terms of the agreement, the Company received $5,310,000 (net of closing costs) from the issuance of 1,600,000 shares of common stock at $3.75 per share. The Company received $531,000 and issued 160,000 shares of common stock as initial payment for the milestone achievement. The remaining $4,779,000 was recorded as a stock subscription receivable against the 1,440,000 shares and issued in two additional installments.

(10)	The Company received $27,000 from the exercise of 12,000 option shares of common stock.

Securities Purchase Agreement—On June 8, 2009, the Company entered into a Securities Purchase Agreement with Vatea Fund. The Securities Purchase Agreement establishes milestones for the achievement of product development and regulatory targets and other objectives, after which Vatea Fund is required to purchase up to 4 million additional shares of common stock at a price of $3.75 per share. On April 23, 2010, the Company and Vatea Fund entered into a second amendment to the Securities Purchase Agreement. Under the second amendment, the parties agreed to modify two provisions of the Securities Purchase Agreement. The first modification was a change to the form of fees paid to the facilitating agent, Melixia SA. For all closings under the Securities Purchase Agreement occurring on or after April 23, 2010, cash fees will no longer be paid. Fees will be paid in the form of restricted shares of common stock, issued in an amount equal to 20% of the shares issued at each closing. The second modification changes the schedule of milestones. The new schedule includes a closing of $500,000 on or before April 30, 2010, another closing in the same amount on or before May 30, 2010, and a closing in the amount of $3,500,000 on the earlier of (1) closing of a license or sales agreement with an aggregate value in excess of $500,000 or (2) December 31, 2011. The remaining balance of $4,000,000 under the Securities Purchase Agreement shall be paid upon achievement of the amended product development and regulatory milestones.

•	On April 26, 2010, in accordance with the second amendment of the agreement, the Company received $500,000 and issued 133,334 shares to Vatea Fund.

•	On May 27, 2010, in accordance with the second amendment of the agreement, the Company received $500,000 and issued 133,334 shares to Vatea Fund.

In connection with the two closings, the Company issued 53,334 shares of restricted common stock valued at $160,002 to Melixia SA for their services provided as facilitating agent. The Company also paid $67,500 in fees to another consultant who assisted with the Securities Purchase Agreement.

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

Warrants

During the six months ended October 31, 2010, the Company issued 732,758 warrants as part of the Offering. The following table summarizes the Company’s warrant activity for the six month ended October 31, 2010:

	Warrants		Weighted Average Exercise Price
Outstanding at April 30, 2010	3,322,154		$3.89
Granted	732,758		5.32
Other	144,554	(1)	2.90	(1)

Outstanding at October 31, 2010	4,199,466		$4.01

(1)	The Company has a class of warrants outstanding that contain an anti-dilution clause requiring a repricing in the event of a capital raise whereby the equity shares sold were priced below the exercise price of the outstanding warrants. Subsequent to the direct registered offering in May 2010, the repricing of these warrants resulted in an increase of 144,554 potentially issuable shares. The original exercise price of these warrants was $3.705 prior to the offering.

Stock Options

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan (the “Plan”), as amended and restated on June 17, 2008. Under the Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. Stock options granted under the Plan may be either incentive stock options (“ISOs”), or nonqualified stock options (“NSOs”). ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the Plan may be granted with a term of up to ten years and at prices no less than fair market value for ISOs and no less than 85% of the fair market value for NSOs. To date, stock options granted generally vest over one to three years and vest at a rate of 34% upon the first anniversary of the vesting commencement date and 33% on each anniversary thereafter. As of October 31, 2010 the Company had 176,004 shares of common stock available for grant under the Plan.

Option activity under the Plan is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances, at April 30, 2010	182,424	585,172
Options granted	(10,670)	10,670	$3.27
Restricted stock granted	(7,500)
Options exercised		(1,193)	$1.69
Options cancelled	31,142	(31,142)	$7.17

Balances, at July 31, 2010	195,396	563,507	$4.51
Options granted	(22,503)	22,503	$2.63
Options cancelled	3,111	(3,111)	$6.31

Balances, at October 31, 2010	176,004	582,899	$4.43

The following table summarizes the grant date fair value stock-based compensation expense for stock options and the registered stock issued during the six months ended October 31, 2010 and 2009, respectively:

	For the six months ended October 31,
	2010	2009

General and administrative	$47,566	$589,657
Research and development	19,428	32,188

	$66,994	$621,845

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the six months ended October 31, 2010 and 2009:

	For the six months ended October 31,
	2010	2009

Risk-free interest rate (weighted average)	1.83%	1.74%
Expected volatility (weighted average)	86.44%	102.20%
Expected term (in years)	6	3-10
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.

Expected Volatility	The expected stock price volatility for the Company’s common stock was determined by examining the historical volatility and trading history for its common stock over a term consistent with the expected term of its options.

Expected Term	The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. It was calculated based on the historical experience with the Company’s stock option grants.

Expected Dividend Yield	The expected dividend yield of 0% is based on the Company’s history and expectation of dividend payouts. The Company has not paid and do not anticipate paying any dividends in the near future.

Forfeitures	As stock-based compensation expense recognized in the statement of operations for the six months ended October 31, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

As of October 31, 2010, there were unrecognized compensation costs of approximately $38,000 related to unvested stock option awards granted after May 1, 2004 that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.90 years.

Other Stock Options

In the past, the Company issued options outside the 1999 Amended Stock Plan. These options were granted to outside consultants and directors and had exercise prices ranging between $2.25 and $4.50 with 3 to 10 year terms. During the six months ended October 31, 2010, the holder of 3,333 non-qualified options exercised the option using the cashless exercise provision in the option contract. The Company issued 825 shares of common stock and cancelled the remaining 2,508 option shares. As of October 31, 2010, there were 393,334 non-qualified options outstanding.

NOTE 7. SUBSEQUENT EVENTS

On October 12, 2010 we entered into a Note Purchase Agreement with Vatea Fund whereby we agreed to issue and sell to Vatea Fund an aggregate of $5,000,000 of senior unsecured promissory notes (the “Notes”) on or before December 31, 2010. The Notes will mature on October 31, 2013, unless the holders of a majority of the Notes consent in writing to a later maturity date. Interest does not accrue on the outstanding principal balance of the Notes (other than following the maturity date or earlier acceleration). Instead, on the maturity date, we must pay the holders of the Notes a final payment premium aggregating $3,000,000, in addition to the principal balance then otherwise outstanding under the Notes. The Notes provide that we have the option, at our sole discretion and without penalty, to prepay the outstanding balance under the Notes plus the amount of the final payment premium prior to the maturity date. In addition, the holders of majority of the Notes may request that we prepay the Notes in an amount equal to the proceeds of any subsequent closings under the Securities Purchase Agreement.

On November 10, 2010 the Company issued a $600,000 promissory note under the Note Purchase Agreement with Vatea Fund. Pursuant to the agreement, the promissory note requires the Company to pay to the holder of the note a $360,000 final payment premium. This premium will be accreted as interest expense over the life of the note using an effective interest rate of 15.77%

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

We received approval of our Investigational New Drug application, or IND, for severe traumatic brain injury, or TBI, filed with the U.S. Food and Drug Administration, or FDA, and began Phase I clinical studies in October 2003, which were completed in December 2003. We submitted a report on the results to the FDA along with a Phase II protocol in 2004. Phase II-A clinical studies began in the fourth quarter 2004, and were completed in 2006. A further Phase II study protocol was filed with the FDA in the spring of 2008, but remained on clinical hold by the FDA due to safety concerns raised by the regulatory agency. We are continuing to respond to the FDA’s requests for data required to address their concerns. After receiving this clinical hold, we filed a revised protocol as a dose-escalation study with the regulatory authorities in Switzerland and Israel. The protocol received Ethic Commission approval in Switzerland and Israel. The relevant Swiss regulatory body approved the protocol in August 2009, and the Israel Ministry of Health approved the protocol in September 2009. The new study began in October 2009 and is currently under way both in Switzerland and Israel. In March 2010, we determined that it is feasible to simplify the trial design and also reduce the number of patients to be enrolled. In May 2010, we entered into a relationship with a contract research organization, or CRO, to assist us as we expand our study into India to initiate five to ten new sites for our Phase II-b clinical trial. Study objectives, safety and efficacy endpoints would remain unchanged, and we feel with these optimizations the study could be concluded faster and more economically. We expect to commit a substantial portion of our financial and business resources over the next three years to testing Oxycyte and advancing this product to regulatory approval for use in one or more medical applications.

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

We market and sell these products through www.buydermacyte.com and to dermatologists and medical spas with a combination of in-house sales, independent sales agents and exclusive distributors. We have hired a sales director based in North Carolina, and we intend to add sales people in other major markets. We have entered into an agreement with a sales representative for the territories of Arizona and Michigan, and we intend to add more territories with agents or distributors.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes in critical accounting policies during the six months ended October 31, 2010, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Financial Overview

Results of operations- Comparison of the three and six months ended October 31, 2010 and 2009

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies. All research and development expenses are expensed as incurred.

Research and development expenses and percentage changes as compared to the prior year are as follows:

	Three Months Ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
Research and development expenses	$572,649	$407,134	$165,515	41%	$1,717,892	$946,390	$771,502	82%

The increase in research and development expenses for the three months ended October 31, 2010 was driven primarily by payroll and other costs incurred in connection with the Phase II-b clinical trials for Oxycyte partially offset by a reduction in costs for the development of Oxycyte.

•

For the three months ended October 31, 2010, as compared to the same period in 2009, we incurred a decrease of approximately $120,000 in costs associated with the development and manufacture of Oxycyte.

•

For the three months ended October 31, 2010, as compared to the same period in 2009, the costs associated with the ongoing Phase II-b clinical trials for Oxycyte increased approximately $105,000. Included in these costs are site set-up fees, CRO costs, and supplying all of the sites with equipment and Oxycyte.

•

Also included in the increase in research and development costs for the three months ended October 31, 2010, as compared to the same period in 2009 were increases in payroll costs of approximately $255,000 as headcount was increased to manage the growth and development of the topical indications for Oxycyte and Dermacyte.

The increase in research and development expenses for the six months ended October 31, 2010 was driven primarily by costs incurred for compensation, the costs associated with the Phase II-b clinical trials for Oxycyte, and the costs incurred for the development of Oxycyte, partially offset by a reduction in Dermacyte development costs.

•	For the six months ended October 31, 2010, as compared to the same period in 2009, we incurred an increase of approximately $78,000 in costs associated with the development and manufacture of Oxycyte.

•

For the six months ended October 31, 2010, as compared to the same period in 2009, the costs associated with the ongoing Phase II-b clinical trials for Oxycyte increased approximately $430,000. Included in these costs are site set-up fees, CRO costs, and supplying all of the sites with equipment and Oxycyte.

•

For the six months ended October 31, 2010, as compared to the same period in 2009, we incurred an increase in payroll costs of approximately $385,000 as headcount was increased to manage the growth and development of the topical indications for Oxycyte and Dermacyte.

•	For the six months ended October 31, 2010, as compared to the same period in 2009, costs incurred for consultants, Dermacyte formulation and quality programs, were reduced by approximately $170,000.

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

Selling, general and administrative expenses and percentage changes as compared to the prior year are as follows:

	Three Months Ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease)	Six Months Ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2010	2009			2010	2009
Selling, general and administrative expenses	$1,511,214	$2,185,917	$(674,703)	(31)%	$3,394,282	$3,937,196	$(542,914)	(14)%

The decrease in selling, general and administrative expenses for the three months ended October 31, 2010 was driven primarily by a reduction in costs incurred for legal and accounting fees, compensation, and consulting fees; partially offset by an increase in costs associated with marketing and selling Dermacyte.

•

For the three months ended October 31, 2010, we incurred approximately $160,000 in costs related to marketing and selling the cosmetic topical product line Dermacyte that were not incurred in the same period in 2009. These costs include direct advertising costs and compensation costs for marketing and sales personnel.

•

For the three months ended October 31, 2010, as compared to the same period in 2009, we incurred a decrease of approximately $80,000 in legal and accounting fees associated with our fiscal year-end audit and annual shareholder meeting.

•	For the three months ended October 31, 2010, as compared to the same period in 2009, we incurred a decrease of approximately $85,000 for investment banking fees and investor relation costs.

•

For the three months ended October 31, 2010, as compared to the same period in 2009, compensation costs decreased approximately $428,000 due to the $500,000 fair value of stock options granted to new board members in 2009, offset by an increase of approximately $72,000 in salaries and bonuses paid.

•	For the three months ended October 31, 2010, as compared to the same period in 2009, rent expense increased approximately $15,000 due to expansion of the corporate offices in North Carolina.

•

For the three months ended October 31, 2010, as compared to the same period in 2009, travel costs decreased approximately $32,000 due to a reduction in international travel to Switzerland and Israel, road shows, and costs related to Board meetings and investor presentations.

•

For the three months ended October 31, 2010, as compared to the same period in 2009, consultant costs were reduced by approximately $690,000 due to a reduction in recruiting costs and fees paid to third parties for Dermacyte marketing, public relations firms, and financing activities.

The decrease in selling, general and administrative expenses for the six months ended October 31, 2010 was driven primarily by a reduction in costs incurred for stock-based compensation and consulting fees; partially offset by an increase in costs associated with marketing and selling Dermacyte, legal and accounting fees, and salaries paid.

•

For the six months ended October 31, 2010, we incurred approximately $215,000 in costs related to marketing and selling the cosmetic topical product line Dermacyte that were not incurred in the same period in 2009. These costs include direct advertising costs and compensation costs for marketing and sales personnel.

•

For the six months ended October 31, 2010, as compared to the same period in 2009, we incurred an increase of approximately $165,000 in legal and accounting fees associated with our S-3 and S-8 registration statements, proxy statement, and listing fees for the NASDAQ Capital Market and Swiss Exchange.

•

For the six months ended October 31, 2010, as compared to the same period in 2009, compensation costs decreased approximately $190,000 due to the fair value of stock options granted to new board members, approximately $500,000, in 2009, offset by an increase of approximately $220,000 in salaries and bonuses paid.

•	For the six months ended October 31, 2010, as compared to the same period in 2009, rent expense increased approximately $50,000 due to expansion of the corporate offices in North Carolina.

•

For the six months ended October 31, 2010, as compared to the same period in 2009, travel costs increased approximately $65,000 due to international travel to Switzerland and Israel, road shows, and costs related to Board meetings and investor presentations.

•

For the six months ended October 31, 2010, as compared to the same period in 2009, consultant costs were reduced by approximately $690,000 due to a reduction in recruiting costs and fees paid to third parties for Dermacyte marketing, public relations firms, and financing activities.

Other income and expense

During the three and six months ended October 31, 2010, as compared to the same period in 2009, the decrease in other income was due to approximately $14,000 in realized losses on foreign currency translation

Interest expense

Interest expense decreased approximately $18,000 in the three months ended October 31, 2010, due to the conversion of our notes payable and the related amortization of debt discounts and issue costs during the three months ended October 31, 2009.

Interest expense decreased approximately $144,000 in the six months ended October 31, 2010, due to the conversion of our notes payable and the related amortization of debt discounts and issue costs during the six months ended October 31, 2009.

Liquidity, capital resources and plan of operation

We have incurred losses since our inception and as of October 31, 2010 we had an accumulated deficit of $86.5 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of Oxycyte and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $1,611,720 and $2,184,826 of total current assets and working capital of $146,172 and $785,485 as of October 31, 2010 and April 30, 2010, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

We are in the preclinical and clinical trial stages in the development of our product candidates. We are currently conducting Phase II-b clinical trials for the use of Oxycyte in the treatment of severe traumatic brain injury. Even if we are successful with our Phase II-b study, we must then conduct a Phase III clinical study and, if that is successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other product candidates must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products though we can give no assurance that any such initiative will be successful. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond December 31, 2010 depends on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining the necessary resources.

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

On October 12, 2010 we entered into a Note Purchase Agreement with Vatea Fund whereby we agreed to issue and sell to Vatea Fund an aggregate of $5,000,000 of senior unsecured promissory notes (the “Notes”) on or before December 31, 2010. The Notes will mature on October 31, 2013, unless the holders of a majority of the Notes consent in writing to a later maturity date. Interest does not accrue on the outstanding principal balance of the Notes (other than following the maturity date or earlier acceleration). Instead, on the maturity date, we must pay the holders of the Notes a final payment premium aggregating $3,000,000, in addition to the principal balance then otherwise outstanding under the Notes. The Notes provide that we have the option, at our sole discretion and without penalty, to prepay the outstanding balance under the Notes plus the amount of the final payment premium prior to the maturity date. In addition, the holders of majority of the Notes may request that we prepay the Notes in an amount equal to the proceeds of any subsequent closings under the Securities Purchase Agreement.

On November 5, 2010 we received an award of $244,489 under the Patient Protection and Affordable Care Act of 2010, or PPACA. The award was given for our qualified investments under Section 48D of the PPACA for the clinical development of Oxycyte perfluorocarbon emulsion for traumatic brain injury, or TBI, and spinal cord injury.

Based on our working capital at October 31, 2010 and the $600,000 of promissory notes issued under the Note Purchase Agreement, we believe we have sufficient capital on hand to continue to fund operations through December 31, 2010.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended October 31,
	2010	2009
Cash provided by (used in):
Operating activities	$(4,389,796)	$(2,832,725)
Investing activities	(257,302)	(236,938)
Financing activities	4,851,559	1,488,815

Net cash used in operating activities. Net cash used in operating activities was $4.4 million for the six months ended October 31, 2010 compared to net cash used in operating activities of $2.8 million for the six months ended October 31, 2009. The increase of cash used for operating activities was due primarily to:

•	the costs of conducting our Phase IIb clinical trials for TBI;

•	the costs of manufacturing Oxycyte;

•	increased payroll costs associated with our expansion in North Carolina; and

•	increased costs associated with marketing and selling our cosmetic products.

Net cash used in investing activities. Net cash used in investing activities was $257,302 for the six months ended October 31, 2010 compared to net cash used in investing activities of $236,938 for the six months ended October 31, 2009. The increase of cash used for investing activities was due primarily to the cost of maintaining our portfolio of patents and trademarks and in upgrading our information technology infrastructure.

Net cash provided by financing activities. We received $4.9 million from financing activities for the six months ended October 31, 2010 compared to receiving $1.5 million for the six months ended October 31, 2009. The increase in net cash provided by financing activities was due primarily to net proceeds of $4.4 million received from the closing of a direct registered direct offering on May 4, 2010.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through December 31, 2010. We will need substantial additional capital in the future in order to complete the development and commercialization of Oxycyte and to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

We believe that there have been no significant changes in our market risk exposures for the three months ended October 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures : As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, for the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of October 31, 2010, the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC.

Changes in Internal Control Over Financial Reporting : There were no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We routinely review or internal control over financial reporting and, from time to time, make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take action as appropriate.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not presently involved in any legal proceedings and were not involved in any such legal proceedings during the three months ended October 31, 2010.

ITEM 1A.	RISK FACTORS

We are supplementing the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010 with the risk factors below.

Risks Related to Our Financial Position and Need for Additional Capital

We require substantial additional capital to continue as a going concern, and there can be no assurance that we will be able to obtain such capital on favorable terms, or at all.

To date, we have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $10.5 million and $33.2 million for the years ended April 30, 2010 and 2009, respectively and $5.1 million for the six months ended October 31, 2010. As of October 31, 2010 our accumulated deficit was approximately $86.5 million. These amounts raise substantial doubt about our ability to continue as a going concern. We will need to raise additional capital through debt and/or equity offerings in order to continue to develop our drug products. Based on our working capital at October 31, 2010 and the additional $600,000 received under the Note Purchase Agreement, we believe we have sufficient capital on hand to continue to fund operations through December 31, 2010.

The additional financing we will need to continue to develop our drug products may not be available on favorable terms, if at all. If we are not able to raise sufficient funds in the future, we may be required delay, reduce the scope of, or eliminate one or more of our research and development activities. In addition, we may be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and forego other business opportunities in order to improve our liquidity to enable us to continue operations.

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

Any collaboration we enter with third parties to develop and commercialize our product candidates may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

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

Commercializing our product candidates will require that we establish significant internal sales, distribution and marketing capabilities, which we do not currently have. For example, in order to commercialize Dermacyte, we intend to develop a focused sales force and marketing capabilities in the United States directed at dermatologists, medi-spas, and salons. The development of a focused sales and marketing infrastructure for our domestic operations will require substantial resources, will be expensive and time consuming and could negatively impact our commercialization efforts, including delay of any product launch. We may not be able to hire a focused sales force in the United States that is sufficient in size or has adequate expertise in the markets that we intend to target. If we are unable to establish our focused sales force and marketing capability for our products, we may not be able to generate any product revenue, may generate increased expenses and may never become profitable.

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

Risks Related to Owning Our Common Stock

Our share price has been volatile and may continue to be volatile which may subject us to securities class action litigation in the future.

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

On April 30, 2010 the closing price of our common stock was $5.00 as compared with $2.11 as of October 31, 2010. During the twelve months ended April 30, 2010, the lowest closing price of our common stock was $2.25 and the highest closing price was $14.01.

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

Historically we have financed our operations through the issuance of equity securities and debt financings, and we expect to continue to do so for the foreseeable future. Based on our working capital at October 31, 2010, we believe that we will require additional capital to fund our operations beyond December 31, 2010. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of their ownership interests. Debt financing, if available, may involve restrictive covenants that limit our financial flexibility or otherwise restrict our ability to pursue our business strategies. Additionally, if we issue shares of common stock, or securities convertible or exchangeable for common stock, the market price of our existing common stock may decline. There can be no assurance that we will be successful in obtaining any additional capital resources in a timely manner, on favorable terms, or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second quarter of fiscal 2011, the Company issued to Christian Stern, its Chief Executive Officer, 1,621 shares of common stock as compensation pursuant to the terms of his compensation agreement. The shares were valued at $4,512 at the date of issue.

All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Severance Agreement with Kirk Harrington

On December 6, 2010, we entered into a Severance Agreement and General Release (the “Severance Agreement”) with Kirk Harrington, our former Chief of Staff. Under the terms of the Agreement, we will provide to Mr. Harrington as severance (i) a lump sum amount of $70,000, payable upon expiration of the revocation period set forth in the Severance Agreement, (ii) a lump sum amount of $100,000, contingent upon our receipt of a certain grant, and (iii) reimbursements for the costs of Mr. Harrington’s COBRA coverage through June 30, 2011. In consideration of such severance payments and benefits, Mr. Harrington released all potential claims against us relating to his employment with and separation from employment with us.

Employment Agreement with Michael Jebsen

On December 7, 2010, we entered into an Employment Agreement with Michael Jebsen, our Chief Financial Officer. Pursuant to the agreement, Mr. Jebsen’s employment will be for an initial one-year term from December 1, 2010 through December 1, 2011, which will automatically renew for additional one-year terms unless Mr. Jebsen terminates the agreement in advance of the renewal date or we give Mr. Jebsen at least 120 days advance notice that we elect not to renew for another term.

Under the agreement, Mr. Jebsen will receive as compensation (i) an annual base salary of $210,000, (ii) an annual cash bonus of $50,000 based on 100% achievement of annual goals (with no cap on the bonus for greater than 100% achievement of goals), (iii) an annual grant of options to purchase 12,500 shares of our common stock, (iv) a fixed monthly automobile allowance of $800, and (iv) participation in medical insurance, dental insurance, and other benefit plans on the same basis as our other officers. Additionally, Mr. Jebsen shall receive a monthly grant of options to purchase 667 shares of our common stock as compensation for holding the position of Corporate Secretary.

The agreement provides that if Mr. Jebsen is terminated without cause, or if Mr. Jebsen terminates his employment for good reason, he will be entitled to receive (i) one-year of base salary, (ii) all bonuses then payable, and (iii) the economic value of the replacement cost for one-year of benefits under the agreement. Mr. Jebsen would also have the right to exercise immediately all outstanding options, vested and unvested, on the terms set forth in the options he holds, including “cashless exercise” through conversion of the options to common shares based on the difference between market price and exercise price.

For purposes of the agreement “cause” means willful misconduct, conflict of interest or breach of fiduciary duty or a material breach of any provision of the employment agreement, and “good reason” includes, among other things, us giving notice to Mr. Jebsen that we do not intend to renew the agreement at the end of the then current term, any person or group acquiring 25% or more of our outstanding common stock, a change in a majority of our Board, a merger or sale of substantially all our assets, or a breach of certain terms of the agreement by us.

ITEM 6.	EXHIBITS

No.	Description
10.1	Note Purchase Agreement (1)
10.2	Form of Promissory Note under Note Purchase Agreement (1)
10.3	Severance Agreement with Kirk Harrington dated December 6, 2010
10.4	Employment Agreement with Michael B. Jebsen dated December 7, 2010
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on October 13, 2010, and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 9, 2010

OXYGEN BIOTHERAPEUTICS, INC.

By:	/s/ Chris J. Stern
Chris J. Stern Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael B. Jebsen
Michael B. Jebsen Secretary and Chief Financial Officer (Principal Financial Officer)