Form 10-Q
period 2011-01-31
OXYGEN BIOTHERAPEUTICS, INC.
filed 2011-03-21
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 001-34600

OXYGEN BIOTHERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2593535
(State of incorporation)	(I.R.S. Employer Identification No.)

ONE Copley Parkway, Suite 490, Morrisville, NC 27560
(Address of principal executive offices)

(919) 855-2100
(Registrant’s telephone number, including area code)

2530 Meridian Parkway, Suite 3084, Durham, NC 27713
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

As of March 14, 2011, the registrant had outstanding 23,392,245 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

 OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

BALANCE SHEET

	January 31, 2011 (Unaudited)	April 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$522,340	$632,706
Accounts receivable	7,812	72,055
Inventory	409,430	535,090
Prepaid expenses	340,065	249,780
Other current assets	36,607	695,195
Total current assets	1,316,254	2,184,826
Property and equipment, net	439,627	383,959
Intangible assets, net	967,612	907,710
Other assets	129,740	52,651
Total assets	$2,853,233	$3,529,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$724,114	$499,044
Accrued liabilities	910,758	843,903
Notes payable	69,825	56,394
Total current liabilities	1,704,697	1,399,341
Long-term notes payable, net	2,041,694	-
Long-term portion of convertible debt, net	-	2,767
Total liabilities	3,746,391	1,402,108

Stockholders' equity
Preferred stock, undesignated, authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 23,391,714 and 21,457,265, respectively	2,339	2,146
Stock subscripton receivable	-	500,000
Additional paid-in capital	88,170,504	83,092,470
Deficit accumulated during the development stage	(89,066,001)	(81,467,578)
Total stockholders’ (deficit) equity	(893,158)	2,127,038
Total liabilities and stockholders' equity	$2,853,233	$3,529,146

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

	Period from May 26, 1967 (Inception) to January 31, 2011	Three months ended January 31,		Nine months ended January 31,
		2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$167,179	$52,562	$30,768	$95,543	$37,329
Cost of sales	87,022	25,973	18,603	36,718	18,603
Net revenue	80,157	26,589	12,165	58,825	18,726

Operating expenses
Selling, general, and administrative	38,812,279	2,282,823	1,753,715	5,677,105	5,478,927
Research and development	19,090,353	498,521	1,011,061	2,216,413	2,169,435
Loss on impairment of long-lived assets	32,113	-	-	-	-
Total operating expenses	57,934,745	2,781,344	2,764,776	7,893,518	7,648,362

Net operating loss	57,854,588	2,754,755	2,752,611	7,834,693	7,629,636

Interest expense	32,189,628	43,093	2,612	49,682	153,311
Loss on extinguishment of debt	250,097	-	-	-	-
Other income	(1,228,312)	(253,661)	(1,511)	(285,952)	(43,345)
Net loss	$89,066,001	$2,544,187	$2,753,712	$7,598,423	$7,739,602

Net loss per share, basic and diluted		$(0.11)	$(0.13)	$(0.33)	$(0.41)

Weighted average number of common shares outstanding, basic and diluted		23,391,155	20,614,082	23,331,614	18,845,881

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENT OF CASH FLOWS

	Period from May 26, 1967
	(Inception) to	Nine months ended January 31,
	January 31, 2011	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(89,066,001)	$(7,598,423)	$(7,739,602)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,808,162	255,057	91,273
Amortization of deferred compensation	336,750	-	-
Interest on debt instruments	31,796,755	49,681	151,723
Loss (gain) on debt settlement and extinguishment	163,097	-	-
Loss on impairment, disposal and write down of long-lived assets	365,611	-	-
Issuance and vesting of compensatory stock options and warrants	8,209,870	111,802	1,037,476
Issuance of common stock below market value	695,248	-	-
Issuance of common stock as compensation	551,910	56,318	138,798
Issuance of common stock for services rendered	1,265,279	-	-
Issuance of note payable for services rendered	120,000	-	-
Contributions of capital through services rendered by stockholders	216,851	-	-
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(662,508)	95,139	(647,368)
Inventory	85,978	85,978	-
Accounts payable and accrued liabilities	1,841,426	291,920	673,663
Net cash used in operating activities	(42,271,572)	(6,652,528)	(6,294,037)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,690,776)	(187,509)	(174,549)
Capitalization of patent costs and license rights	(1,474,342)	(183,118)	(208,122)
Net cash used in investing activities	(3,165,118)	(370,627)	(382,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	35,744,664	4,901,400	9,792,725
Repurchase of outstanding warrants	(2,836,520)	-	(2,836,520)
Proceeds from stockholder notes payable	977,692	-	-
Proceeds from issuance of notes payable, net of issuance costs	4,379,829	2,088,701	96,563
Proceeds from convertible notes, net of issuance costs	8,807,285	-	-
Payments on notes - short-term	(1,113,920)	(77,312)	(55,531)
Net cash provided by financing activities	45,959,030	6,912,789	6,997,237

Net change in cash and cash equivalents	522,340	(110,366)	320,529
Cash and cash equivalents, beginning of period	-	632,706	2,555,872
Cash and cash equivalents, end of period	$522,340	$522,340	$2,876,401

Cash paid for:
Interest	$249,665	$2,262	$1,588
Income taxes	$27,528	$-	$-

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENT OF CASH FLOWS, Continued

Non-cash financing activities during the nine months ended January 31, 2011:

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

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Oxygen Biotherapeutics, Inc. (the “Company”) was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David & Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc. On June 17, 2008, the stockholders of Synthetic Blood International approved the Agreement and Plan of Merger dated April 28, 2008, between Synthetic Blood International and Oxygen Biotherapeutics, Inc., a Delaware corporation. Oxygen Biotherapeutics was formed on April 17, 2008, by Synthetic Blood International to participate in the merger for the purpose of changing the state of domicile of Synthetic Blood International from New Jersey to Delaware. Certificates of Merger were filed with the states of New Jersey and Delaware and the merger was effective June 30, 2008. Under the Plan of Merger, Oxygen Biotherapeutics is the surviving corporation and each share of Synthetic Blood International common stock outstanding on June 30, 2008 was converted to one share of Oxygen Biotherapeutics common stock.

Going Concern—The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit during the development stage of $89,066,001 and $81,467,578 at January 31, 2011 and April 30, 2010, respectively, and stockholders’ (deficit) equity of $(893,158) and $2,127,038 as of January 31, 2011 and April 30, 2010, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying January 31, 2011 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying interim financial statements in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these financial statements and accompanying notes do not include all of the information and disclosures required by GAAP for complete financial statements. The financial statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for the fair statement of the balances and results for the periods presented. These interim financial statement results are not necessarily indicative of the results to be expected for the full fiscal year or any future interim period.

Reclassification

For comparability purposes, certain figures for prior periods have been reclassified, where appropriate, to conform with the financial statement presentation used in 2011. These reclassifications had no effect on the reported net loss.

Fair Value Measurements

Fair Value—On May 1, 2008, the Company adopted ASC 820 Fair Value Measurements, as it relates to financial assets and financial liabilities. The Company's balance sheet includes the following financial instruments: cash and cash equivalents, short-term notes payable and convertible debentures. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments. It is not practical for the Company to estimate the fair value of its convertible debentures as such estimates cannot be made without incurring excessive costs, but management believes the difference between fair value and carrying value is not material. The significant terms of the Company's convertible debentures are described in Note 3. At January 31, 2011 the debentures had a carrying value of $7,195.

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

	Three months ended January 31,		Nine months ended January 31,
	2011	2010	2011	2010
Historical net loss per share:
Numerator
Net loss, as reported	$(2,544,187)	$(2,753,712)	$(7,598,423)	$(7,739,602)
Less: Effect of amortization of interest expense on convertible notes	-	-	-	-

Net loss attributed to common stockholders (diluted)	(2,544,187)	(2,753,712)	(7,598,423)	(7,739,602)
Denominator
Weighted-average common shares outstanding	23,391,155	20,614,082	23,331,614	18,845,881
Effect of dilutive securities	-	-	-	-

Denominator for diluted net loss per share	23,391,155	20,614,082	23,331,614	18,845,881

Basic and diluted net loss per share	$(0.11)	$(0.13)	$(0.33)	$(0.41)

The following outstanding options, convertible note shares and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Nine months ended January 31,		Nine months ended January 31,
	2011	2010	2011	2010
Options to purchase common stock	855,181	1,070,038	855,181	1,070,038
Convertible note shares outstanding	1,942	4,502	1,942	4,502
Warrants to purchase common stock	4,026,352	3,342,024	4,026,352	3,342,024

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements as ASU 2010-06, Fair Value Measurements and Disclosures. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning May 1, 2011. Other than requiring additional disclosures, we do not believe that the adoption of ASU 2010-06 will have a material impact on our financial statements.

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

NOTE 3. BALANCE SHEET COMPONENTS

Inventory

The Company operates in an industry characterized by rapid improvements and changes to its technology and products. The introduction of new products by the Company or its competitors can result in its inventory being rendered obsolete or requiring it to sell items at a discount. The Company evaluates the recoverability of its inventory by reference to its internal estimates of future demands and product life cycles. If the Company incorrectly forecasts demand for its products or inadequately manages the introduction of new product lines, this could materially impact its financial statements by having excess inventory on hand. The Company's future estimates are subjective and actual results may vary. Management evaluated the Company's inventory and determined that, due to the results of on-going stability testing, the value of the clinical grade Oxycyte® is permanently impaired. The Company recorded $162,326 as a charge to Oxycyte development costs which is reflected in Research and Development costs for the nine month period ended January 31, 2011.

Inventories are recorded at cost using the First-In-First-Out (“FIFO”) method. Ending inventories are comprised of raw materials and direct costs of manufacturing and valued at the lower of cost or market. Inventories consisted of the following as of January 31, 2011 and April 30, 2010:

	January 31, 2011	April 30, 2010
Raw materials	$163,743	$310,315
Work in process	33,635	-
Finished goods	212,052	224,775
	409,430	$535,090

Property and equipment, net

Property and equipment consisted of the following as of January 31, 2011 and April 30, 2010:

	January 31, 2011	April 30, 2010
Laboratory equipment	$999,735	$980,025
Office furniture and fixtures	118,370	32,900
Computer equipment and software	129,662	53,921
Leasehold improvements	4,810	4,810
	1,252,577	1,071,656
Less: Accumulated depreciation and amortization	(812,950)	(687,697)
	$439,627	$383,959

Depreciation and amortization expense was $48,750 and $25,250 for the three months ended January 31, 2011 and 2010, respectively, and $131,840 and $56,595 for the nine months ended January 31, 2011 and 2010, respectively.

Other assets

Other assets consisted of the following as of January 31, 2011 and April 30, 2010:

	January 31, 2011	April 30, 2010
Reimbursable patent expenses- Glucometrics	$77,089	$
Prepaid royalty fee	50,000		50,000
Other	2,651		2,651
	129,740		$52,651

In accordance with the Glucometrics, Inc. (“Glucometrics”) license agreements, Glucometrics is required to reimburse the Company for all of the legal and filing costs associated with prosecuting and maintaining the licensed patents. Payment of the accumulated patent costs is due following a financing transaction in excess of $500,000. As of January 31, 2011, Glucometrics had not achieved such a transaction. This balance was reclassed out of accounts receivable pending management’s evaluation of Glucometrics’ compliance with the license agreement and efforts to raise capital. On January 14, 2011, the Company notified management of Glucometrics, of its intent to terminate the license agreement for their failure to cure their material breach of the licensing contract. As of January 31, 2011 the Company has accrued $77,089 in reimbursable patent costs, up from the $65,895 balance in Accounts receivable as of April 30, 2010.

Accrued liabilities

Accrued liabilities consisted of the following as of January 31, 2011 and April 30, 2010:

	January 31, 2011	April 30, 2010
Clinical trial related	$75,000	$135,276
Employee related	215,617	254,485
Professional services	31,007	391,210
Other	589,134	62,932
	$910,758	$843,903

Notes payable

Notes payable consisted of the following as of January 31, 2011 and April 30, 2010:

	January 31, 2011	April 30, 2010
Note payable	$3,262,630	$48,983
Convertible notes payable	7,195	15,903
	3,269,825	64,886
Less: Unamortized discount	(1,158,306)	(5,725)
	$2,111,519	$59,161

On October 12, 2010 the Company entered into a Note Purchase Agreement with JP SPC 1 Vatea Segregated Portfolio (“Vatea Fund”) whereby it agreed to issue and sell to Vatea Fund an aggregate of $5,000,000 of senior unsecured promissory notes (the “Notes”) on or before December 31, 2010.  The Notes will mature on October 31, 2013, unless the holders of a majority of the Notes consent in writing to a later maturity date.  Interest does not accrue on the outstanding principal balance of the Notes (other than following the maturity date or earlier acceleration).  Instead, on the maturity date, the Company must pay the holders of the Notes a final payment premium aggregating $3,000,000, in addition to the principal balance then otherwise outstanding under the Notes.  The Notes provide that the Company has the option, at its sole discretion and without penalty, to prepay the outstanding balance under the Notes plus the amount of the final payment premium prior to the maturity date.  In addition, the holders of majority of the Notes may request that the Company prepay the Notes in an amount equal to the proceeds of any subsequent closings under the Securities Purchase Agreement, as further described in Note 7.

Promissory notes issued under the Note Purchase Agreement as of January 31, 2011 are summarized in the table below:

Date issued	Note principal	Final payment premium	Effective interest rate
November 10, 2010	$600,000	$360,000	15.68%
December 20, 2010	1,000,000	600,000	16.29%
January 26, 2011	400,000	240,000	16.89%
	$2,000,000	$1,200,000

Interest accreted on these notes was $41,694 for the three months and nine months ended January 31, 2011.

In November 2010, the Company financed its annual commercial, product liability, and Director and Officer insurance policy through the issuance of a short-term note payable. The note was in the amount of $88,700 with a ten-month term and 6.99% interest. Interest expense was $1,399 for the three months and nine months ended January 31, 2011, respectively.

In November 2009, the Company financed its annual commercial, product liability, and Director and Officer insurance policy through the issuance of a short-term note payable. The note was in the amount of $96,563 with a ten-month term and 6.99% interest. Interest expense was $0 and $859 for the three months and nine months ended January 31, 2011, respectively.

In 2008 the Company issued $20,282,532 five-year convertible debentures. These notes were issued at a 55% discount and were convertible into common shares at $3.705 per share. As part of the financing agreement, the Company also issued five-year warrants with an exercise price of $3.705. In accordance with ASC815-40-05, the Company valued the embedded conversion feature and warrants utilizing the Black-Scholes valuation model. As of January 31, 2011 and April 30, 2010, the outstanding notes had a principal balance of $7,195 and $15,903 and unamortized discounts of $0 and $5,725, respectively.

NOTE 4. INTANGIBLE ASSETS

Agreement with Virginia Commonwealth University- In May 2008 the Company entered into a license agreement with Virginia Commonwealth University (“Licensor”, “VCU”) whereby it obtained a worldwide, exclusive license to valid claims under three of the Licensor's patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The Company has capitalized $551,425 and $519,353 in costs as of January 31, 2011 and April 30, 2010, respectively, to acquire the license rights and legal fees to maintain the licensed patents. These costs are being amortized over the life of the agreement.

Pursuant to the agreement, the Company must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year. As of January 31, 2011, the Company has paid $70,000 in royalty fees. These fees were recorded as an other current asset and are being amortized over the fiscal year. For the three months and nine months ended January 31, 2011, amortization of the royalty payments totaled $17,500 and $52,500, respectively.

Patents- The Company currently holds, or has filed for, US and worldwide patents covering 13 various methods and uses of its perfluorocarbon technology. The Company capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter. As of January 31, 2011 and April 30, 2010, the Company has capitalized $532,499 and $434,612, respectively, for costs incurred to maintain the patents.

Trademarks- The Company currently holds, or has filed for, trademarks to protect the use of names and descriptions of its products and technology. The Company capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its trademark applications. As of January 31, 2011 and April 30, 2010, the Company has capitalized $156,310 and $103,150, respectively, for costs incurred to maintain the trademarks.

The following table summarizes our intangible assets as of January 31, 2011:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$532,499	12.4	$-	$(214,360)	$318,139
License Rights	551,425	17.9	-	(58,262)	493,163
Trademarks	156,310	N/A	-	-	156,310

Total	$1,240,234		$-	$(272,622)	$967,612

The following table summarizes our intangible assets as of April 30, 2010:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$434,612	12.6	$-	$(111,363)	$323,249
License Rights	519,353	18.6	-	(38,042)	481,311
Trademarks	103,150	N/A	-	-	103,150

Total	$1,057,115		$-	$(149,405)	$907,710

For the three months ended January 31, 2011 and 2010, the aggregate amortization expense on the above intangibles was approximately $15,570 and $11,514, respectively.

For the nine months ended January 31, 2011 and 2010, the aggregate amortization expense on the above intangibles was approximately $123,217 and $34,679, respectively.

NOTE 5. SEGMENT REPORTING

In the Company’s operation of its business, management, including its chief operating decision maker, the Company’s Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with GAAP.

The Company operates in a single market consisting of the design, development, marketing, sales and support of Dermacyte® cosmetic segment. The Company's revenues are derived from sales of the Dermacyte line of topical cosmetic products in the United States and Europe. The Company does not engage in intercompany revenue transfers between segments.

The Company's management evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Segment profit or loss for each segment includes certain sales and marketing expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments.

Costs that are identifiable are allocated to the segments that benefit.  Allocated costs may include those relating to development and marketing of products and services from which multiple segments benefit, or those costs relating to services performed by one segment on behalf of other segments. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. Certain other corporate-level activity is not allocated to the Company’s segments, including costs of: human resources; legal; finance; information technology; corporate development and procurement activities; research and development; and employee severance.

The company has recast certain prior period amounts within this note to conform to the way it internally managed and monitored segment performance during the current fiscal year.

Net revenues and segment profit, classified by the Company's reportable segments are as follows:

	Three months ended January 31,		Nine months ended January 31,
	2011	2010	2011	2010
Net revenue
United States	$26,712	$30,768	$69,693	$37,329
Europe	25,850	-	25,850	-
Total net revenue	$52,562	$30,768	$95,543	$37,329

Segment loss
United States	$283,888	$106,715	$466,154	$100,154
Europe	9,771	-	9,771	-
Unallocated expenses
General and administrative	1,962,575	1,634,835	5,142,355	5,360,047
Research and development	498,521	1,011,061	2,216,413	2,169,435
Net interest and other income	(210,568)	1,101	(236,270)	109,966
Net loss	$2,544,187	$2,753,712	$7,598,423	$7,739,602

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation may be included with various other costs in an overhead allocation to each segment and it is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Operating Leases- The Company leases its laboratory space under an operating lease that includes fixed annual increases and expires in July 2015. The Company leases its office space under a short-term operating lease that is renewable for three, six, or twelve month terms. Total rent expense for the two leases was $250,902 and $187,812 for the nine months ended January 31, 2011 and 2010, respectively.

The Company has sublet a portion of its lab facility in California to an unrelated third party. The sublease is for a 12 month term with an annual option to renew. At each renewal period, the monthly rental fee escalates 5%. For the nine months ended January 31, 2011 and 2010, the Company recorded $54,953 and $58,039, respectively, as other income for the rents received under the sublease agreement. In November 2010, the tenant notified the Company of their intent to terminate their sublease, effective January 1, 2011.

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

Litigation- The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company's financial statements. At January 31, 2011 the Company is not a party to any litigation matters.

Registration Requirement- As further described in Note 6, warrants and convertible notes issued during the year ended April 30, 2008 are subject to a requirement that the Company file a registration statement with the SEC to register the underlying shares, and that it be declared effective on or before January 9, 2009. In the event that the Company does not have an effective registration statement as of that date, or if at some future date the registration ceases to be effective, then the Company is obligated to pay liquidated damages to each holder in the amount of 1% of the aggregate market value of the stock, as measured on January 9, 2009 or at the date the registration statement ceases to be effective. As an additional remedy for non-registration of the shares, the holders would also receive the option of a cashless exercise of their warrant or conversion shares. As of January 31, 2011, approximately 44,669 of these warrants are subject to the registration requirement. ASC 825-20, Financial Instruments, Registration Payment Arrangements, provides guidance to proper recognition, measurement, and classification of certain freestanding financial instruments that are indexed to, and potentially settled in, any entity's own stock. If an issuer does not control the form of settlement, an instrument is classified as an asset or liability. An issuer is deemed to "control the settlement" if it has both the contractual right to settle in equity shares and the ability to deliver equity shares. ASC 825-20-25 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with ASC 450, Accounting for Contingencies.

The Company has accounted for the warrants as equity instruments in the accompanying financial statements. The Company does not believe the registration payments are probable, and as such, has not recorded any amounts with respect to the separately measured registration rights agreement.

Contingent Liabilities Related to Internal Revenue Code Section 409A- In November, 2010, management conducted an independent review of certain option grants made by the Company between February 1998 and April 2009. This voluntary review was not in response to any governmental investigation. During the course of the Company’s review, management identified certain options granted in prior years that may have been non-compliant with Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended (the “IRC”), including options granted with an exercise price below fair market value on the date of grant and options that were modified such that they may have become non-compliant with Section 409A.

In February 2011, after management conducted a preliminary, limited scope review of certain of the Company’s stock option granting practices, the Audit Committee commenced a voluntary, independent investigation of the Company’s historical stock option granting practices and related accounting during the period from February 1998 through April 2009. The Company’s outside legal counsel assisted the Audit Committee in this investigation. As of March 17, 2011, none of the Company’s current officers or directors have exercised any of the potentially non-compliant options.

The primary adverse tax consequence of Section 409A non-compliance is that the holders of non-compliant options are taxed on the value of such options as they vest, and annually thereafter until they are exercised.   In addition to ordinary income taxes, holders of non-compliant options are subject to a 20% penalty tax under Section 409A (and, as applicable, similar excise taxes under state laws). Because virtually all holders of stock options granted by the Company were not involved in or aware that the pricing and/or modification of their options raised these issues, the Company intends to take actions to address certain of the adverse tax consequences that may apply to these holders. In addition, on March 17, 2011 the Company entered into indemnification agreements with its executive officers that indemnify those officers from potential Section 409A tax liabilities arising from their prior option awards,

In addition to adverse consequences for option holders, the Company has determined that certain payroll taxes, interest and penalties may apply to the Company under various sections of the IRC (and, as applicable similar state and foreign tax statutes) related to the potential Section 409A non-compliance.  As of January 31, 2011, the Company has accrued approximately $550,000 in other current liabilities for the contingent liability. The Company’s investigation of the matter is still on-going and there exists the possibility of adverse outcomes that the Company estimates could reach approximately $500,000 beyond our recorded amount.

NOTE 7. STOCKHOLDERS’ EQUITY

During the nine months ended January 31, 2011:

(1)	The Company received $4,401,400 (net of closing costs) from the issuance of 1,724,138 shares of common stock as part of the registered direct offering (the "Offering") described below.

(2)
The Company received $500,000 (net of closing costs), from the issuance of 133,334 shares of restricted common stock in accordance with the Securities Purchase Agreement with Vatea Fund described below. An additional 53,334 shares of common stock were issued as compensation for services provided in closing the Securities Purchase Agreement.

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

(5)	The Company issued 19,275 shares of its common stock as compensation to its officers. These shares had a fair value at the grant date of $56,318.

(6)	As further discussed below, the Company recorded $111,802 for the computed fair value of options issued to employees, nonemployee directors, and consultants.

During the nine months ended January 31, 2010:

(1)
The Company received $9,735,000 (net of closing costs) from the issuance of 2,933,333 shares of common stock as part of the Securities Purchase Agreement with Vatea Fund. An additional 146,667 shares of common stock were issued as compensation for services provided in closing the Securities Purchase Agreement.

(2)	The Company received $57,625 from the exercise of 29,001 option shares of common stock.

(3)
The Company issued 90,472 shares of common stock for the conversion of notes payable with a gross carrying value of $335,199, at a conversion price of $3.705 per share. These notes included a discount totaling $117,488, and thus had a net carrying value of $217,711. The unamortized discount of $117,488 was recognized as interest expense upon conversion.

(4)	The Company issued 6,197 shares of its common stock as compensation to its Chief Executive Officer. These shares had a fair value at grant date of $31,663.

(5)	The Company issued 867 shares of common stock to its employees as bonus compensation. The Company recognized $5,135 in additional compensation expense for the fair value of the issued shares.

(6)	The company recorded $743,956 for the computed fair value of options issued to employees, nonemployee directors, and consultants.

(7)	The company recorded $37,339 for the computed fair value of 7,408 warrants issued to a consultant.

(8)	The Company extended the term for 151,111 outstanding warrants. The Company recorded $256,181 as additional compensation cost for the computed fair value of the modification.

(9)
The Company issued 2,363,767 shares of restricted common stock and paid $2,836,520 in cash to warrant holders in exchange for 4,727,564 outstanding warrants. The warrants were returned to the Company and cancelled

Securities Purchase Agreement—On June 8, 2009, the Company entered into a Securities Purchase Agreement with Vatea Fund. The Securities Purchase Agreement establishes milestones for the achievement of product development and regulatory targets and other objectives, after which Vatea Fund is required to purchase up to 4 million additional shares of common stock at a price of $3.75 per share. On April 23, 2010, the Company and Vatea Fund entered into a second amendment to the Securities Purchase Agreement. Under the second amendment, the parties agreed to modify two provisions of the Securities Purchase Agreement. The first modification was a change to the form of fees paid to the facilitating agent, Melixia SA. For all closings under the Securities Purchase Agreement occurring on or after April 23, 2010, cash fees will no longer be paid. Fees will be paid in the form of restricted shares of common stock, issued in an amount equal to 20% of the shares issued at each closing. The second modification changed the schedule of milestones. The new schedule includes a closing of $500,000 on or before April 30, 2010, another closing in the same amount on or before May 30, 2010, and a closing in the amount of $3,500,000 on the earlier of (1) closing of a license or sales agreement with an aggregate value in excess of $500,000 or (2) December 31, 2011. The remaining balance of $4,500,000 under the Securities Purchase Agreement shall be paid upon achievement of the amended product development and regulatory milestones.

●	On April 26, 2010, in accordance with the second amendment of the agreement, the Company received $500,000 and issued 133,334 shares to Vatea Fund.

●	On May 27, 2010, in accordance with the second amendment of the agreement, the Company received $500,000 and issued 133,334 shares to Vatea Fund.

In connection with the two closings, the Company issued 53,334 shares of restricted common stock valued at $160,002 to Melixia SA for their services provided as facilitating agent. The Company also paid $67,500 in fees to another consultant who assisted with the Securities Purchase Agreement.

On May 4, 2010, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”) relating to the sale by the Company of 1,724,138 units to certain institutional investors pursuant to a registered direct offering at a purchase price of $2.90 per unit (each, a “Unit” and collectively, the “Units”). Each Unit consisted of one share of the Company's common stock and a warrant to purchase 0.425 shares of common stock. The warrants have a five-year term from the date of issuance, are exercisable on or after the date of issuance, and are exercisable at an exercise price of $5.32 per share of Common Stock.

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

Warrants

During the nine months ended January 31, 2011, the Company issued 732,758 warrants as part of the Offering. The following table summarizes the Company’s warrant activity for the nine months ended January 31, 2011:

	Warrants		Weighted Average Exercise Price
Outstanding at April 30, 2010	3,322,154		$3.89
Granted	732,758		5.32
Forfeited	(173,114)		7.05
Other	144,554	(1)	2.90	(1)
Outstanding at January 31, 2011	4,026,352		$3.88

(1)
Pursant to the provisions of Subsequent Equity Sales anti dilution clause, the exercise price has been reduced to the base share price of the registered direct offereing on May 7, 2010.  The number of warrant shares associated with these warrants have been increased so that the aggregate price of the outstanding warrants stay the same.

Stock Options

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan (the “Plan”), as amended and restated on June 17, 2008. Under the Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. Stock options granted under the Plan may be either incentive stock options (“ISOs”), or nonqualified stock options (“NSOs”). ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the Plan may be granted with a term of up to ten years and at prices no less than fair market value for ISOs and no less than 85% of the fair market value for NSOs. To date, stock options granted generally vest over one to three years and vest at a rate of 34% upon the first anniversary of the vesting commencement date and 33% on each anniversary thereafter. As of January 31, 2011 the Company had 230,389 shares of common stock available for grant under the Plan.

Option activity under the Plan is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances, at April 30, 2010	182,424	585,172	$4.67
Options granted	(10,670)	10,670	$3.27
Restricted stock granted	(7,500)
Options exercised		(1,193)	$1.69
Options cancelled	31,142	(31,142)	$7.17

Balances, at July 31, 2010	195,396	563,507	$4.51
Options granted	(22,503)	22,503	$2.63
Options cancelled	3,111	(3,111)	$6.31

Balances, at October 31, 2010	176,004	582,899	$4.43
Options granted	(21,503)	21,503	$2.11
Options cancelled	75,888	(75,888)	$3.18

Balances, at January 31, 2011	230,389	528,514	$4.52

The following table summarizes the grant date fair value stock-based compensation expense for stock options and the registered stock issued during the nine months ended January 31, 2011 and 2010, respectively:

	For the nine months ended January 31,
	2011	2010

General and administrative	$19,428	$783,243
Research and development	81,331	32,188
	$100,759	$815,431

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the nine months ended January 31, 2011 and 2010:

	For the nine months ended January 31,
	2011	2010

Risk-free interest rate (weighted average)	2.00%	1.73%
Expected volatility (weighted average)	84.46%	101.23%
Expected term (in years)	6	3-10
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.

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

Forfeitures
As stock-based compensation expense recognized in the statement of operations for the nine months ended January 31, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

As of January 31, 2011, there were unrecognized compensation costs of approximately $32,000 related to unvested stock option awards granted after May 1, 2004 that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.96 years.

Other Stock Options

In the past, the Company issued options outside the 1999 Amended Stock Plan. These options were granted to outside consultants and directors and had exercise prices ranging between $2.25 and $4.50 with 3 to 10 year terms. During the nine months ended January 31, 2011, the holder of 3,333 non-qualified options exercised the option using the cashless exercise provision in the option contract. The Company issued 825 shares of common stock and cancelled the remaining 2,508 option shares.  As of January 31, 2011, there were 326,667 non-qualified options outstanding.

NOTE 8. SUBSEQUENT EVENTS

Effective March 1, 2011, the Company entered into a lease agreement for corporate office space under an operating lease that includes fixed annual increases and expires in February 2016.

The following table summarizes additional promissory notes issued under the Note Purchase Agreement after January 31, 2011 as further described in Note 3.

Date issued	Note principal	Final payment premium	Effective interest rate
March 2, 2011	$100,000	$60,000	17.50%
March 4, 2011	650,000	390,000	17.54%
March 11, 2011	111,000	66,600	17.66%
	$861,000	$516,600

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All references in this Quarterly Report to “Oxygen Biotherapeutics”, “we”, “our” and “us” means Oxygen Biotherapeutics, Inc.

Overview

We are engaged in the business of developing biotechnology products with a focus on oxygen delivery to tissue. We are currently developing Oxycyte®; a product we believe is a safe and effective oxygen carrier for use in surgical and similar medical situations. We have developed a family of perfluorocarbon-based oxygen carriers, or PFC, for use in personal care, topical wound healing, and other topical indications. In addition, we also have under development Vitavent (formerly called Fluorovent), an oxygen exchange fluid for facilitating the treatment of lung conditions.

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

We received approval of our Investigational New Drug application, or IND, for severe traumatic brain injury, or TBI, filed with the U.S. Food and Drug Administration, or FDA, and began Phase I clinical studies in October 2003, which were completed in December 2003. We submitted a report on the results to the FDA along with a Phase II protocol in 2004. Phase II-A clinical studies began in the fourth quarter 2004, and were completed in 2006. A further Phase II study protocol was filed with the FDA in the spring of 2008, but remained on clinical hold by the FDA due to safety concerns raised by the regulatory agency. We are continuing to respond to the FDA’s requests for data required to address their concerns. After receiving this clinical hold, we filed a revised protocol as a dose-escalation study with the regulatory authorities in Switzerland and Israel. The protocol received Ethic Commission approval in Switzerland and Israel. The relevant Swiss regulatory body approved the protocol in August 2009, and the Israel Ministry of Health approved the protocol in September 2009. The new study began in October 2009 and is currently under way both in Switzerland and Israel. In March 2010, we determined that it is feasible to simplify the trial design and also reduce the number of patients to be enrolled. In May 2010, we entered into a relationship with a contract research organization, or CRO, to assist us as we expand our study into India to initiate five to ten new sites for our Phase II-b clinical trial. Study objectives, safety and efficacy endpoints would remain unchanged, and we feel with these optimizations the study could be concluded faster and more economically. In March 2011 we received confirmation of a $2.07M, two-year cost reimbursement award from the U.S. Army to conduct safety related studies for Oxycyte. Perfluorocarbon (PFC) emulsions, as a therapeutic class, are known to interact with the reticuloendothelial system as part of the clearance mechanism, as well as affect the number of circulating platelets. The studies supported by this grant will examine the effects of Oxycyte on the immune system, platelet function and distribution, as well as the safety and efficacy of platelet transfusion, which can be necessary for patients with TBI and related polytrauma. Additional studies under this grant will be conducted to evaluate the pharmacokinetics of PFCs in relevant species. The results of these studies will support the safety profile of Oxycyte PFC emulsion. We expect to commit a substantial portion of our financial and business resources over the next three years to testing Oxycyte and advancing this product to regulatory approval for use in one or more medical applications.

Should Oxycyte successfully progress in clinical testing and if it appears regulatory approval for one or more medical uses is likely, either in the United States or in another country, we intend to evaluate our options for commercializing the product. These options include licensing Oxycyte to a third party for manufacture and distribution, manufacturing Oxycyte ourselves for distribution through third party distributors, manufacturing and selling the product ourselves, or establishing some other form of strategic relationship for making and distributing Oxycyte with a participant in the pharmaceutical industry. We are currently investigating and evaluating all options.

Dermacyte®

The Dermacyte line of topical cosmetic products employs our patented perfluorocarbon technology, or PFC technology, and other known cosmetic ingredients to promote the appearance of skin health and other desirable cosmetic benefits. Dermacyte is designed to provide a moist and oxygen-rich environment for the skin when it is applied topically, even in small amounts. Dermacyte Concentrate has been formulated as a cosmetic in our lab and Dermacyte Eye Complex was created by a contract formulator, with the patent held by Oxygen Biotherapeutics. Both formulas have passed all safety and toxicity tests, and we have filed a Cosmetic Product Ingredient Statement, or CPIS with the FDA. The market for oxygen-carrying cosmetics includes anti-aging, anti-wrinkle, skin abrasions and minor skin defects.

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

Since June 2010 we have marketed and sold these products through www.buydermacyte.com and to dermatologists and medical spas with a combination of in-house sales, independent sales agents and exclusive distributors. We have hired a sales director based in North Carolina, and added sales people in South Florida, and Southern California. We intend to add additional in-house sales people in other major markets. We intend to add more territories with agents or distributors.

In December 2010 we entered into an agreement with the newly formed, independently owned and operated Dermacyte Switzerland Ltd. (“DSL”) of Zurich for the sale of Dermacyte products. Per the terms of the agreement, DSL has exclusive rights to sell our Dermacyte skin care products throughout the European Union, Switzerland and Russia. Under the agreement, DSL must purchase a minimum of 40,000 units of Dermacyte products by December 31, 2011, of which 1,000 units have already been purchased. After December 31, 2011, the agreement requires an annual compounding growth rate in minimum purchase quantities of 10 percent. The agreement also grants DSL the option to add South America as an exclusive territory if purchase volume milestones are achieved. DSL has been granted the rights to use our product trademarks in their exclusive territories.

In March 2011 we entered into an agreement with the independently owned and operated Comercial Uni2, SA de C.V.(“CU2”) of Col del Valle, Mexico for the sale of Dermacyte products. Per the terms of the agreement, CU2 has exclusive rights to sell our Dermacyte skin care products throughout Mexico. Under the agreement, CU2 must purchase a minimum of 10,000 units of Dermacyte products by December 31, 2011, increasing to 20,000 and 35,000 units by December 31, 2012 and 2013, respectively. The agreement also grants CU2 the option to add Central America as an exclusive territory if purchase volume milestones are achieved. CU2 has been granted the rights to use our product trademarks in their exclusive territories.

Additional potential topical applications of our PFC technology that are under development include Dermacyte moisturizing lotion with SPF, night cream, day cream, and brightening serum.

Wundecyte™

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

We have also developed an oxygen-generating bandage that can be combined with Wundecyte gel. Wundecyte gel and the oxygen-generating bandage both entered preclinical testing in our first quarter of fiscal 2011. The studies were designed to measure factors such as time to wound closure and reduction in scar tissue formation as compared to a control group. Results showed an apprent increase in epithelial thickness versus the control. The treatment did not cause adverse effects and the models tolerated the treatment well. Our current product development plan is for Wundecyte to emerge into more complex wound-healing indications, also in combination with oxygen-producing technologies based on hydrogen peroxide. In December 2010 we signed a binding letter of intent with Sarasota Medical Products, Inc. (SMP) of Sarasota, FL to determine the feasibility of pursuing a joint research and development venture for treating chronic ischemic wounds. The venture will be based on combining Wundecyte with SMP’s topical medical devices.

Additionally, we are developing preclinical research protocols for the treatment of burns and other topical indication based on our PFC. We intend to develop additional clinical research protocols for topical indications, including the treatment of acne, rosacea, and dermatitis. However, we can provide no assurance that the topical indications we have under development will prove their claims and be successful commercial products.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes in critical accounting policies during the nine months ended January 31, 2011, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.

Financial Overview

Results of operations- Comparison of the three and nine months ended January 31, 2011 and 2010

The following table sets forth our condensed statement of operations data and presentation of that data as amount of change from period-to-period.

	Three months ended January 31,		Nine months ended January 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Product revenue	$52,562	$30,768	$95,543	$37,329
Cost of sales	25,973	18,603	36,718	18,603
Gross profit	26,589	12,165	58,825	18,726

Operating expenses:
Sales and Marketing	320,248	118,880	534,750	118,880
General and administrative	1,962,575	1,634,835	5,142,355	5,360,047
Research and development	498,521	1,011,061	2,216,413	2,169,435
Total Operating expenses	2,781,344	2,764,776	7,893,518	7,648,362

Net operating loss	2,754,755	2,752,611	7,834,693	7,629,636

Interest expense	43,093	2,612	49,682	153,311
Other income	(253,661)	(1,511)	(285,952)	(43,345)
Net loss	$2,544,187	$2,753,712	$7,598,423	$7,739,602

Revenue

Product revenue and percentage changes for the three and nine months January 31, 2011, as compared to the same periods in prior year, are as follows:

	Three months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
Product revenue	$52,562	$30,768	$21,794	71%	$95,543	$37,329	$58,214	156%

We generate revenue through the sale of Dermacyte through on-line retailers, physician and medical spa facilities, and through distribution agreements with unrelated companies.

Product revenue increased during the three months ended January 31, 2011 over the same period in the prior year primarily due to the $25,850 initial order placed by DERMACYTE Switzerland, or DSL under the Master Agreement we entered into with DSL on December 15, 2010; offset by a slight decrease in direct sales.

Product revenue increased for the nine months ended January 31, 2011 over the same period in the prior year primarily due to the addition of Dermacyte Concentrate Gel and Eye Serum as well as an increase in direct to consumer sales.

Gross Margin

Gross margin as a percent of revenue was 51% and 62% for the three and nine months ended January 31, 2011, respectively, as compared to 40% and 50% for the three and nine months ended January 31, 2010. These increases were primarily due to the additional products available for sale. We expect that our gross margin will trend slightly downwards for the remainder of 2011 as we believe sales to distributors will continue to increase.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including salaries commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs.

Marketing and sales expenses and percentage changes as compared to the prior year are as follows:

	Three months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
Marketing and sales expense	$320,248	$118,880	$201,368	169%	$534,750	$118,880	$415,870	350%

The increases in marketing and sales expenses for the three and nine months ended January 31, 2011 were driven primarily by an increase in the costs incurred for compensation and direct advertising.

-
We incurred approximately $70,000 and $119,000 in compensation costs related to marketing and selling the cosmetic topical product line Dermacyte for the three and nine months ended January 31, 2011, respectively, that were not incurred in the same periods in 2010. These costs include salaries, commissions, and employee benefits.

-
We incurred an increase of approximately $132,000 and $297,000 in costs related to direct marketing and advertising for the three and nine months ended January 31, 2011, respectively, as compared to the same period in 2010. These costs include attendace at trade shows and conferences, fees paid to a third party PR firm, the costs of product samples distributed to potential customers, and the costs of direct print and online advertisements.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees.

General and administrative expenses and percentage changes as compared to the prior year are as follows:

	Three months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
General and administrative expense	$1,962,575	$1,634,835	$327,740	20%	$5,142,355	$5,360,047	$(217,692)	-4%

The increase in general and administrative expenses for the three months ended January 31, 2011 was driven primarily by a reduction in costs incurred for banking and investor relations, travel related costs, compensation and consulting fees, offset by accruals for contingent liabilities associated with potential 409A tax liabilities.

-
For the three months ended January 31, 2011, as compared to the same period in 2010, we incurred a decrease of approximately $45,000 for investment banking fees and $160,000 in investor relation costs.

-
For the three months ended January 31, 2011, as compared to the same period in 2010, compensation costs decreased approximately $225,000 due to a decrease in share-based compensation of approximately $275,000 and a decrease of approximately $130,000 in bonuses paid; offset by an increase of approximately $15,000 for salaries and a $170,000 severance payment that we made to a former executive officer.

-
For the three months ended January 31, 2011, as compared to the same period in 2010, travel costs decreased approximately $96,000 due to a reduction in international travel to Switzerland and Israel, road shows, and costs related to Board meetings and investor presentations.

-
For the three months ended January 31, 2011, as compared to the same period in 2010, consultant costs increased by approximately $273,000.  This increase was due to a prior year reclassification of $495,000 in cost incurred for financing activities offset by a $220,000 reduction in costs incurred for recruiting, fees paid to third parties for Dermacyte marketing, and public relations firms.

-	For the three months ended January 31, 2011, the Company accrued approximately $550,000 for the contingent tax liabilities resulting from the ongoing stock option review.

The decrease in general and administrative expenses for the nine months ended January 31, 2011 was driven primarily by a reduction in costs incurred for stock-based compensation and consulting fees; partially offset by an increase in, depreciation and amortization, rent, compensation and accruals for contingent liabilities associated with potential 409A tax liabilities.

-
For the nine months ended January 31, 2011, as compared to the same period in 2010, we incurred an increase of approximately $165,000 in legal and accounting fees associated with our public filings, and listing fees for the NASDAQ Capital Market and Swiss Exchange.

-
For the nine months ended January 31, 2011, as compared to the same period in 2010, compensation costs decreased approximately $203,000 due to a decrease in share-based compensation of approximately $700,000 and a decrease of approximately $70,000 in bonuses paid; offset by an increase of approximately $395,000 for salaries and a $170,000 severance payment due to a former executive officer.

-	For the nine months ended January 31, 2011, as compared to the same period in 2010, rent expense increased approximately $50,000 due to expansion of our corporate offices in North Carolina.

-
For the nine months ended January 31, 2011, as compared to the same period in 2010, travel costs increased approximately $65,000 due to international travel to Switzerland and Israel, road shows, and costs related to Board meetings and investor presentations.

-
For the nine months ended January 31, 2011, as compared to the same period in 2010, consultant costs were reduced by approximately $690,000 due to a reduction in recruiting costs and fees paid to third parties for Dermacyte marketing, public relations firms, and financing activities.

-	For the nine months ended January 31, 2011, the Company accrued approximately $550,000 for the contingent tax liabilities resulting from the ongoing stock option review.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred.

Research and development expenses and percentage changes as compared to the prior year are as follows:

	Three months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
Research and development expense	$498,521	$1,011,061	$(512,540)	-51%	$2,216,413	$2,169,435	$46,978	2%

The decrease in research and development expenses for the three months ended January 31, 2011 was driven primarily by a reduction in the costs incurred for the development of Oxycyte and Dermacyte, consulting costs, and preclinical study costs partially offset by an increase in costs incurred in connection with the Phase II-b clinical trials and compensation.

-
For the three months ended January 31, 2011, as compared to the same period in 2010, we reported a decrease of approximately $530,000 in costs associated with the development and manufacture of Oxycyte and Dermacyte; including the costs of preclinical research.

-
For the three months ended January 31, 2011, as compared to the same period in 2010, the costs associated with the ongoing Phase II-b clinical trials for Oxycyte increased approximately $76,000.  Included in these costs are site set-up fees, CRO costs, and supplying all of the sites with equipment and Oxycyte.

-
Also included in the increase in research and development costs for the three months ended January 31, 2011, as compared to the same period in 2010 were increases in payroll costs of approximately $25,000 as headcount was increased to manage the growth and development of the topical indications for Oxycyte and Dermacyte.

-	For the three months ended January 31, 2011, as compared to the same period in 2010, costs incurred for consultants and contract labor were reduced by approximately $85,000.

The slight increase in research and development expenses for the nine months ended January 31, 2011 was driven primarily by costs incurred for compensation and the costs associated with the Phase II-b clinical trials for Oxycyte, offset by a reduction in the costs incurred for the development of Oxycyte and Dermacyte, consulting costs, and preclinical research costs.

-
For the nine months ended January 31, 2011, as compared to the same period in 2010, we reported a decrease of approximately $432,000 in costs associated with the development and manufacture of Oxycyte and Dermacyte; including the costs of preclinical research.

-
For the nine months ended January 31, 2011, as compared to the same period in 2010, the costs associated with the ongoing Phase II-b clinical trials for Oxycyte increased approximately $507,000.  Included in these costs are site set-up fees, CRO costs, and supplying all of the sites with equipment and Oxycyte.

-
For the nine months ended January 31, 2011, as compared to the same period in 2010, we incurred an increase in payroll costs of approximately $198,000 as headcount was increased to manage the growth and development of the topical indications for Oxycyte and Dermacyte.

-	For the nine months ended January 31, 2011, as compared to the same period in 2010, costs incurred for consultants and contract labor were reduced by approximately $255,000.

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

Other income and expense

During the three and nine months ended January 31, 2011, as compared to the same periods in 2010, other income increased approximately $250,000 and $240,000, respectively, primarily due to an award of $244,489 under the Patient Protection and Affordable Care Act of 2010, or PPACA, received in November 2010; offset by approximately $2,000 in realized losses on foreign currency translation

Interest expense

Interest expense increased approximately $40,000 in the three months ended January 31, 2011, due to the amortization of debt discounts on the promissory notes issued under the Note Purchase Agreement with JP SPC 1 Vatea Segregated Portfolio, or Vatea Fund.

Interest expense decreased approximately $103,000 in the nine months ended January 31, 2011, due to the conversion of our notes payable and the related amortization of debt discounts and issue costs during the nine months ended January 31, 2010; offset by the amortization of debt discounts on the promissory notes issued under the Note Purchase Agreement during the nine months ended January 31, 2011..

Liquidity, capital resources and plan of operation

We have incurred losses since our inception and as of January 31, 2011 we had an accumulated deficit of $88.5million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of Oxycyte and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $1,316,254 and $2,184,826 of total current assets and working capital of $(388,443) and $785,485 as of January 31, 2011 and April 30, 2010, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

We are in the preclinical and clinical trial stages in the development of our product candidates. We are currently conducting Phase II-b clinical trials for the use of Oxycyte in the treatment of severe traumatic brain injury. Even if we are successful with our Phase II-b study, we must then conduct a Phase III clinical study and, if that is successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other product candidates must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products though we can give no assurance that any such initiative will be successful. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond June 30, 2011 depends on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining the necessary resources.

Registered Direct Offering

On May 7, 2010 we closed a registered direct offering pursuant to which we sold to certain investors 1,724,138 shares of common stock at $2.90 per share and warrants to purchase 732,758 shares of common stock with an exercise price of $5.32 per share. The financing provided approximately $4.4 million in net proceeds to us after deducting the placement agent fee and offering expenses.

Pursuant to our Securities Purchase Agreement, as amended, with Vatea Fund, we issued 133,334 shares to, and received $500,000, net of facilitating agent fees, from, Vatea Fund on May 27, 2010.

Transactions with Vatea Fund

On October 12, 2010 we entered into a Note Purchase Agreement with Vatea Fund whereby we agreed to issue and sell to Vatea Fund an aggregate of $5,000,000 of senior unsecured promissory notes (the “Notes”) on or before December 31, 2010.  The Notes will mature on October 31, 2013, unless the holders of a majority of the Notes consent in writing to a later maturity date.  Interest does not accrue on the outstanding principal balance of the Notes (other than following the maturity date or earlier acceleration).  Instead, on the maturity date, we must pay the holders of the Notes a final payment premium aggregating $3,000,000, in addition to the principal balance then otherwise outstanding under the Notes.  The Notes provide that we have the option, at our sole discretion and without penalty, to prepay the outstanding balance under the Notes plus the amount of the final payment premium prior to the maturity date.  In addition, the holders of majority of the Notes may request that we prepay the Notes in an amount equal to the proceeds of any subsequent closings under the Securities Purchase Agreement. The following table summarizes the promissory notes that have been issued under the Note Purchase Agreement.

Date issued	Note principal	Final payment premium	Effective interest rate
November 10, 2010	$600,000	$360,000	15.68%
December 20, 2010	1,000,000	600,000	16.29%
January 26, 2011	400,000	240,000	16.89%
March 2, 2011	100,000	60,000	17.50%
March 4, 2011	650,000	390,000	17.54%
March 11, 2011	111,000	66,600	17.66%
	$2,861,000	$1,716,600

Interest accreted on these notes was $41,694 for the three months and nine months ended January 31, 2011.

On November 5, 2010 we received an award of $244,489 under the PPACA. The award was given for our qualified investments under Section 48D of the PPACA for the clinical development of Oxycyte perfluorocarbon emulsion for traumatic brain injury, or TBI, and spinal cord injury.

Based on our working capital at January 31, 2011, the $861,000 of additional promissory notes issued under the Note Purchase Agreement, and the $2,139,000 remaining under the Note Purchase Agreement, we believe we have sufficient capital on hand to continue to fund operations through June 30, 2011.

Potential Section 409A Liability

As a result of our review of option grants made by us between February 1998 and April 2009, we have determined that certain options granted in prior years may have been non-compliant with Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended (the “IRC”), including options granted with an exercise price below fair market value on the date of grant and options that were modified such that they may have become non-compliant with Section 409A.

The primary adverse tax consequence of Section 409A non-compliance is that the holders of non-compliant options are taxed on the value of such options as they vest, and annually thereafter until they are exercised.   In addition to ordinary income taxes, holders of non-compliant options are subject to a 20% penalty tax under Section 409A (and, as applicable, similar excise taxes under state laws). Because virtually all holders of stock options granted by us were not involved in or aware that the pricing and/or modification of their options raised these issues, we intend to take actions to address certain of the adverse tax consequences that may apply to these holders. As of March 17, 2011, none of the Company’s current officers or directors have exercised any of the potentially non-compliant options. In addition, on March 17, 2011 we entered into indemnification agreements with our executive officers that indemnify those officers from potential Section 409A tax liabilities arising from their prior option awards.

In addition to adverse consequences for option holders, we have determined that certain payroll taxes, interest and penalties may apply to us under various sections of the IRC (and, as applicable similar state and foreign tax statutes) related to the potential Section 409A non-compliance.  As of January 31, 2011, the Company has accrued approximately $550,000 in other current liabilities for the contingent liability. The Company’s investigation of the matter is still on-going and there exists the possibility of adverse outcomes that the Company estimates could reach approximately $500,000 beyond our recorded amount.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	For the nine months ended January 31,
	2011	2010
Net cash used in operating activities	(6,652,528)	(6,294,037)
Net cash used in investing activities	(370,627)	(382,671)
Net cash provided by financing activities	6,912,789	6,997,237

Net cash used in operating activities.  Net cash used in operating activities was $6.7 million for the nine months ended January 31, 2011 compared to net cash used in operating activities of $6.3 million for the nine months ended January 31, 2010. The increase of cash used for operating activities was due primarily to:

-	the costs of conducting our Phase IIb clinical trials for TBI;

-	increased payroll costs associated with our expansion in North Carolina; and

-	increased costs associated with marketing and selling our cosmetic products.

Net cash used in investing activities. Net cash used in investing activities was $370,627 for the nine months ended January 31, 2011 compared to net cash used in investing activities of $382,671 for the nine months ended January 31, 2010. The cash used for investing activities was due primarily to the cost of maintaining our portfolio of patents and trademarks and in upgrading our information technology infrastructure.

Net cash provided by financing activities. We received $6.9 million from financing activities for the nine months ended January 31, 2011 compared to receiving $7.0 million for the nine months ended January 31, 2010. The net cash provided by financing activities was due primarily to net proceeds of $4.4 million received from the closing of our registered direct offering on May 4, 2010.  We also received $2.0 million from the issuance of promissory notes under the Note Purchase Agreement with Vatea Fund.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements will depend on many factors and include, but are not limited to the following:

●	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

●	the outcome, timing and cost of regulatory approvals and the regulatory approval process;

●	delays that may be caused by changing regulatory requirements;

●	the number of product candidates that we pursue;

●	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

●	the timing and terms of future in-licensing and out-licensing transactions;

●	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

●	the cost of procuring clinical and commercial supplies for our product candidates;

●	the extent to which we acquire or invest in businesses, products or technologies; and

●	the possible costs of litigation.

 We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through June 30, 2011. We will need substantial additional capital in the future in order to complete the development and commercialization of Oxycyte and to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements as ASU 2010-06, Fair Value Measurements and Disclosures. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning May 1, 2011. Other than requiring additional disclosures, we do not believe that the adoption of ASU 2010-06 will have a material impact on our financial statements.

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

We believe that there have been no significant changes in our market risk exposures for the three months ended January 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures : As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, for the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of January 31, 2011, the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC.

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

We are not presently involved in any legal proceedings and were not involved in any such legal proceedings during the three months ended January 31, 2011.

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

To date, we have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $10.5 million and $33.2 million for the years ended April 30, 2010 and 2009, respectively and $7.1 million for the nine months ended January 31, 2011.  As of January 31, 2011 our accumulated deficit was approximately $88.5 million.  These amounts raise substantial doubt about our ability to continue as a going concern.  We will need to raise additional capital through debt and/or equity offerings in order to continue to develop our drug products.  Based on our working capital at January 31, 2011, the additional $861,000 received under the Note Purchase Agreement, and the $2,139,000 remaining under the Note Purchase agreement, we believe we have sufficient capital on hand to continue to fund operations through June 30, 2011.

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

As a result of the foregoing circumstances our independent registered public accounting firm has included, and is likely in the future to include, an explanatory paragraph in their audit opinions based on uncertainty regarding our ability to continue as a going concern.  An audit opinion of this type may affect our ability to obtain debt or equity financing in the future.

We could incur significant tax liabilities under Section 409A of the Internal Revenue Code and other tax penalties.

As a result of our review of option grants made by us between February 1998 and April 2009, we have determined that certain options granted in prior years may have been non-compliant with Section 409A of the IRC, including options granted with an exercise price below fair market value on the date of grant and options that were modified such that they may have become non-compliant with Section 409A. The primary adverse tax consequence of Section 409A non-compliance is that the holders of non-compliant options are taxed on the value of such options as they vest, and annually thereafter until they are exercised.  In addition to ordinary income taxes, holders of non-compliant options are subject to a 20% penalty tax under Section 409A (and, as applicable, similar excise taxes under state laws).

Because virtually all holders of stock options granted by us were not involved in or aware that the pricing and/or modification of their options raised these issues, we intend to take actions to address certain of the adverse tax consequences that may apply to these holders. In addition, on March 17, 2011 we entered into indemnification agreements with our executive officers that indemnify those officers from potential Section 409A tax liabilities arising from their prior option awards.

In addition to adverse consequences for option holders, we have determined that certain payroll taxes, interest and penalties may apply to us under various sections of the IRC (and, as applicable similar state and foreign tax statutes) related to the potential Section 409A non-compliance.  As of January 31, 2011, the Company has accrued approximately $550,000 in other current liabilities for the contingent liability. The Company’s investigation of the matter is still on-going and there exists the possibility of adverse outcomes that the Company estimates could reach approximately $500,000 beyond our recorded amount. Were unfavorable outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

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

We may enter into collaborations with third parties to develop and commercialize our product candidates, including Oxycyte. Our dependence on future partners for development and commercialization of our product candidates would subject us to a number of risks, including:

●	we may not be able to control the amount and timing of resources that our partners may devote to the development or commercialization of product candidates or to their marketing and distribution;

●
partners may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●
disputes may arise between us and our partners that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;

●	partners may experience financial difficulties;

●
partners may not properly maintain or defend our intellectual property rights, or may use our proprietary information, in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or proprietary information or expose us to potential litigation;

●	business combinations or significant changes in a partner’s business strategy may adversely affect a partner’s willingness or ability to meet its obligations under any arrangement;

●	a partner could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

●	the collaborations with our partners may be terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates.

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

●
reaching agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	obtaining regulatory approval to commence a clinical trial;

●	obtaining institutional review board, or IRB, approval to conduct a clinical trial at numerous prospective sites;

●
recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indication as our product candidates;

●
retaining patients who have initiated a clinical trial but may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues or side effects from the therapy or who are lost to further follow-up;

●	maintaining and supplying clinical trial material on a timely basis; and

●	collecting, analyzing and reporting final data from the clinical trials.

In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

●	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

●	unforeseen safety issues or any determination that a trial presents unacceptable health risks; and

●
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

Competitors may seek to develop alternative formulations of our product candidates that address our targeted indications. The commercial opportunity for our cosmetic product candidates could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our products. Compared to us, many of our potential competitors have substantially greater:

●	capital resources;

●	research and development resources, including personnel and technology;

●	expertise in prosecution of intellectual property rights;

●	manufacturing and distribution experience; and

●	sales and marketing resources and experience.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make compositions or formulations that are similar to our product candidates but that are not covered by the claims of our patents;

●	we might not have been the first to make the inventions covered by our issued patents or pending patent applications;

●	we might not have been the first to file patent applications for these inventions;

●	others may independently develop similar or alternative technologies or duplicate any of our technologies;

●	it is possible that our pending patent applications will not result in issued patents;

●	our issued patents may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges by third parties;

●	we may not develop additional proprietary technologies that are patentable; or

●	the patents of others may have an adverse effect on our business.

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

The market price of shares of our common stock has been, and may be in the future, subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

●	actual or anticipated fluctuations in our financial condition and operating results;

●	status and/or results of our clinical trials;

●	results of clinical trials of our competitors’ products;

●	regulatory actions with respect to our products or our competitors’ products;

●	actions and decisions by our collaborators or partners;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

●	competition from existing products or new products that may emerge;

●	issuance of new or updated research or reports by securities analysts;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

●	market conditions for biopharmaceutical stocks in general; and

●	general economic and market conditions.

On April 30, 2010 the closing price of our common stock was $5.00 as compared with $2.05 as of January 31, 2011. During the twelve months ended April 30, 2010, the lowest closing price of our common stock was $2.25 and the highest closing price was $14.01.

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

Historically we have financed our operations through the issuance of equity securities and debt financings, and we expect to continue to do so for the foreseeable future.  Based on our working capital at January 31, 2011, the additional $861,000 received under the Note Purchase Agreement, and the $2,139,000 remaining under the Note Purchase agreement, we believe we have sufficient capital on hand to continue to fund operations through June 30, 2011. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of their ownership interests.  Debt financing, if available, may involve restrictive covenants that limit our financial flexibility or otherwise restrict our ability to pursue our business strategies. Additionally, if we issue shares of common stock, or securities convertible or exchangeable for common stock, the market price of our existing common stock may decline. There can be no assurance that we will be successful in obtaining any additional capital resources in a timely manner, on favorable terms, or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the third quarter of fiscal 2011, we issued to Christian Stern, our Chief Executive Officer, 1,493 shares of common stock as compensation pursuant to the terms of his compensation agreement.  The shares were valued at $3,069 at the date of issue.

All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

On March 17, 2011, our Compensation Committee and Board of Directors performed their annual review of base salaries for our named executive officers, and determined to make no salary increases at this time.

Also on March 17, 2011, our Board of Directors determined that, effective May 1, 2011, the fees paid to our non-employee directors, which are currently paid fully in cash, will instead be paid 50% in cash and 50% in restricted stock vesting over a three-year period.

On March 21, 2011, we entered into indemnification agreements with each of Chris Stern, our Chief Executive Officer, and Michael Jebsen, our Chief Financial Officer, which provide that in respect of acts or omissions occurring prior to such time as the executive officer ceases to serve as our officer and/or director the applicable executive officer will receive (i) indemnification and advancement of expenses to the executive officer to the extent provided under our Certificate of Incorporation and to the fullest extent permitted by applicable law and (ii) indemnification against any adverse tax consequences in connection with prior option awards that may have been non-compliant with Section 409A of the IRC.

ITEM 6. EXHIBITS

No.	Description

10.1	Severance Agreement with Kirk Harrington dated December 6, 2010 (1)

10.2	Employment Agreement with Michael B. Jebsen dated December 7, 2010 (1)

10.3	First Amendment to Note Purchase Agreement, dated December 29, 2010, between Oxygen Biotherapeutics, Inc. and JP SPC 1 Vatea, Segregated Portfolio (2)

10.4	Master Agreement with Dermacyte Switzerland dated December 15, 2010

10.5	Amendment no. 1 to Master Agreement with Dermacyte Switzerland dated December 16, 2010

10.6	Lease Agreement for North Carolina corporate office dated January 27, 2011

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on December 9, 2010, and are incorporated herein by reference.

(2)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on December 30, 2010, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXYGEN BIOTHERAPEUTICS, INC.

Date: March 21, 2011	By:	/s/ Chris J. Stern
Chris J. Stern
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael B. Jebsen
Michael B. Jebsen
Secretary and Chief Financial Officer (Principal Financial Officer)