Form 10-K
period 2011-04-30
OXYGEN BIOTHERAPEUTICS, INC.
filed 2011-07-15
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2011

Commission File No. 001-34600

OXYGEN BIOTHERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2593535
(State of Incorporation)	(IRS Employer I.D. Number)

ONE Copley Parkway, Suite 490, Morrisville, NC 27560
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number and area code: (919) 855-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☑

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $42,428,912.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of July 11, 2011 was 23,393,307.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

PART I

FORWARD-LOOKING STATEMENTS

All statements contained in this report, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments, that we expect or anticipate will or may occur in the future, including plans for clinical tests and other such matters pertaining to testing and development products, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, progress in our product development and testing activities, obtaining financing for operations, development of new technologies and other competitive pressures, legal and regulatory initiatives affecting our products, conditions in the capital markets, the risks discussed in Item 1A – “Risk Factors,” and the risks discussed elsewhere in this report that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed or implied by such forward-looking statements.

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

Oxygen Biotherapeutics is engaged in the business of developing biotechnology products with a focus on oxygen delivery to specific target tissues. We are currently developing Oxycyte®, a systemic perfluorcarbon, or PFC, product we believe is a safe and effective oxygen carrier for use in situations of acute ischemia.  In addition, we have developed a family of perfluorocarbon-based oxygen carriers for use in personal care, topical wound healing, and other topical indications.  We also have under development Vitavent™ (formerly called Fluorovent™), an oxygen exchange fluid for facilitating the treatment of lung conditions, and we have out-licensed our rights to a biosensor implant product that uses an enzyme process for measuring the glucose level in subcutaneous fluid. While we continue to move forward with Oxycyte as a potential treatment for traumatic brain injury, or TBI, our focus for the next twelve months will be to develop our most advanced topical products: Dermacyte® and Wundecyte™, as we believe these products have a greater opportunity for nearer-term commercialization.

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

The use of donated blood in transfusion therapy, while effective in restoring an adequate supply of oxygen in the body of the recipient, has several limitations. Although testing procedures exist to detect the presence of certain diseases in blood, these procedures cannot eliminate completely the risk of blood-borne disease. Transfused blood also can be used only in recipients having a blood type compatible with that of the donor. Delays in treatment, resulting from the necessity of blood typing prior to transfusion, together with the limited shelf life of blood and the limited availability of certain blood types, impose constraints on the immediate availability of compatible blood for transfusion. There is no commercially available blood substitute in this country that addresses these problems. The regulatory authorities in the U.S. are very skeptical regarding blood substitutes and Oxygen Biotherapeutics assessed chances of getting a blood substitute approved by the U.S. Food and Drug Administration, or FDA, as very limited. Therefore, Oxygen Biotherapeutics changed its direction away from synthetic blood to oxygen to tissue delivery. Oxycyte was originally developed as an oxygen carrier that could be used in cases of trauma, surgery (emergency and elective), and other general medical applications.  For trauma and emergency surgical procedures, Oxycyte’s immediate bioavailability, universal compatibility, and the absence of risk of blood borne diseases provided potential significant advantages over transfused blood or other proposed oxygen delivery systems based on biological material.  Unfortunately, the use of PFCs as blood substitutes has, in general, shown disappointing results and had led to significant skepticism in the medical community.

However, we strongly believe that there exists a variety of other acute medical conditions for which an effective oxygen carrier such as Oxycyte may be an ideal drug.

Elements of our business strategy are:

●
To grow revenue by establishing a partnership with a company that specializes in the global cosmetic and beauty industry.  We believe this approach will enable us to commercialize our Dermacyte personal skin care products by providing access to top-line retail consumer point of sales.

●
To grow revenue by selling our personal skin care products to medically oriented channels, such as dermatologists, plastic surgeons, and medical spas, via an internal hybrid sales model consisting of internal sales professionals and contract sales representatives.  We also intend to grow revenue via on-line sales to consumers.

●	To develop and out-license topical formulations, mainly for wound healing, acne pruntis, dermatitis and rosacea.

●
To provide medical alternatives to our military personnel and others.  Currently we are developing and supporting the development of new treatments for TBI and decompression sickness, or DCS, respectively.  We intend to complete our ongoing phase II-b clinical trial for Oxycyte emulsion in TBI, which has become one of the most prolific injuries faced by soldiers today. In addition, we support the U.S. Navy’s efforts to investigate using Oxycyte for the treatment of DCS by supplying the U.S. Navy with Oxycyte emulsion for their trials.

    Oxycyte®

Our Oxycyte oxygen carrier product is a PFC-based oil in water emulsion, which is provided to the patient intravenously. The physical-chemical properties of PFCs enable our product to concentrate oxygen from the lungs and transport it through the body releasing it along the way.  Over a period of days Oxycyte is gradually exhaled through the lungs during the normal process of respiration. Oxycyte requires no cross matching, so it is immediately available and compatible with all patients’ blood types. Oxycyte has an extended shelf life compared to blood and is provided as a sterile emulsion ready for intravenous administration.  Because it contains no biological components, there is no risk of transmission of blood-borne viruses from human blood products.  Further, since Oxycyte is based on readily available inert compounds, we believe it can be manufactured on a cost-effective basis in amounts sufficient to meet demand.

We received approval of our Investigational New Drug application, or IND, for severe TBI filed with the FDA and began Phase I clinical studies in October 2003, which were completed in December 2003. We submitted a report on the results to the FDA along with a Phase II protocol in 2004. Phase II-A clinical studies began in the fourth quarter 2004, and were completed in 2006. A further Phase II study protocol was filed with the FDA in the spring of 2008, but remained on clinical hold by the FDA due to safety concerns raised by the regulatory agency. We are continuing to respond to the FDA’s requests for data required to address their concerns. After receiving this clinical hold, we filed a revised protocol as a dose-escalation study with the regulatory authorities in Switzerland and Israel. The relevant Swiss regulatory body approved the protocol in August 2009, and the Israel Ministry of Health approved the protocol in September 2009. The new study began in October 2009 and is currently under way both in Switzerland and Israel. In March 2010, we determined that it is feasible to simplify the trial design and also reduce the number of patients to be enrolled. In May 2010, we entered into a relationship with a contract research organization, or CRO, to assist us as we expand our study into India to initiate five to ten new sites for our Phase II-b clinical trial. Study objectives, safety and efficacy endpoints would remain unchanged, and we feel with these optimizations the study could be concluded faster and more economically. In March 2011 we received confirmation of a $2.07M, two-year cost reimbursement award from the U.S. Army to conduct safety related studies for Oxycyte. PFC emulsions, as a therapeutic class, are known to interact with the reticuloendothelial system as part of the clearance mechanism, as well as affect the number of circulating platelets. The studies supported by this grant will examine the effects of Oxycyte on the immune system, platelet function and distribution, as well as the safety and efficacy of platelet transfusion, which can be necessary for patients with TBI and related polytrauma. Additional studies under this grant will be conducted to evaluate the pharmacokinetics of PFCs in relevant species. We believe the results of these studies will support the safety profile of Oxycyte PFC emulsion. We expect to commit a substantial portion of our financial and business resources over the next three years to testing Oxycyte and advancing this product to regulatory approval for use in one or more medical applications.

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

In December 2010 we entered into an agreement with the newly formed, independently owned and operated Dermacyte Switzerland Ltd., or DSL, of Zurich for the sale of Dermacyte products. Per the terms of the agreement, DSL has exclusive rights to sell our Dermacyte skin care products throughout the European Union, Switzerland and Russia. Under the agreement, DSL must purchase a minimum of 40,000 units of Dermacyte products by December 31, 2011, of which 11,000 units have already been purchased as of April 30, 2011. After December 31, 2011, the agreement requires an annual compounding growth rate in minimum purchase quantities of 10 percent. The agreement also grants DSL the option to add South America as an exclusive territory if purchase volume milestones are achieved. DSL has been granted the rights to use our product trademarks in their exclusive territories.

In March 2011 we entered into an agreement with the independently owned and operated Comercial Uni2, SA de C.V., or CU2, of Col del Valle, Mexico for the sale of Dermacyte products. Per the terms of the agreement, CU2 has exclusive rights to sell our Dermacyte skin care products throughout Mexico. Under the agreement, CU2 must purchase a minimum of 10,000 units of Dermacyte products by December 31, 2011, increasing to 20,000 and 35,000 units by December 31, 2012 and 2013, respectively. As of April 30, 2011, CU2 has not purchased any units under the agreement. The agreement also grants CU2 the option to add Central America as an exclusive territory if purchase volume milestones are achieved. CU2 has been granted the rights to use our product trademarks in their exclusive territories.

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

Dermatology

We intend to develop additional clinical research protocols and conduct proof-of-concept studies for topical indications, including the treatment of acne, rosacea, pruritis and dermatitis. We believe that we will need the support of partners specializing in this sector to further develop and commercialize these dermatologic product candidates. We can provide no assurance that the topical indications we have under development will prove their claims and be successful commercial products.

    Wundecyte™

Wundecyte is a novel gel developed under a contract agreement with a lab in Virginia that is designed to be used as a wound-healing gel. In July 2009, we filed a 510K medical device application for Wundecyte with the FDA. Several oxygen-producing and oxygen-carrying devices were cited as predicate devices. The FDA response was that the application likely would be classified as a combination device. The drug component of the combination device will require extensive preclinical and clinical studies to be conducted prior to potential commercialization of the product.

We have also developed an oxygen-generating bandage that can be combined with Wundecyte gel. Wundecyte gel and the oxygen-generating bandage both entered preclinical testing in our first quarter of fiscal 2011. The studies were designed to measure factors such as time to wound closure and reduction in scar tissue formation as compared to a control group. Results showed an apparent increase in epithelial thickness versus the control. The treatment did not cause adverse effects and the models tolerated the treatment well. Our current product development plan is for Wundecyte to emerge into more complex wound-healing indications, also in combination with oxygen-producing technologies based on hydrogen peroxide. In December 2010 we signed a binding letter of intent with Sarasota Medical Products, Inc., or SMP, of Sarasota, Florida to determine the feasibility of pursuing a joint research and development venture for treating chronic ischemic wounds. The venture will be based on combining Wundecyte with SMP’s topical medical devices.

Additionally, we are developing preclinical research protocols for the treatment of burns and other topical indication based on our PFC technology. We intend to develop additional clinical research protocols for topical indications, including the treatment of acne, pruritis, rosacea, and dermatitis. However, we can provide no assurance that the topical indications we have under development will prove their claims and be successful commercial products.

Suppliers

We are actively pursuing agreements with multiple manufacturers to ensure we are able to consistently obtain our raw materials and topical products timely, within our defined specifications, and at competitive prices.

Our FtBU PFC currently is manufactured by a privately held, domestic manufacturing company. We have obtained exclusive manufacturing rights for our PFC, and we strengthened these rights with documentation of the manufacturer’s critical formulations and processes. This documentation is being held in escrow and will revert to us in the event the manufacturer undergoes a change-of-control or fails to remain a going concern. Our FnBu PFC is currently manufactured under a supply agreement by a privately held manufacturing company from Great Britain.

In May 2009 we entered into a supply agreement with Hospira, Inc. to manufacture our Oxycyte emulsion in commercial-sized batches for clinical use under Current Good Manufacturing Practice (cGMP) standards. We learned that the FDA issued a warning letter to Hospira on April 12, 2010.  In the letter, the FDA told Hopsira that it had identified significant violations of  cGMP regulations at Hospira’s manufacturing facilities in North Carolina where Oxycyte was being produced. Among other things, the warning letter indicated to Hospira that these violations cause the drug products that it manufactures in these facilities to be adulterated.  These issues have been successfully remediated and their manufacturing facilities have resumed operations. The Oxycyte emulsion currently used in our clinical trials was produced by PrimaPharm Inc., not Hospira; however, PrimaPharm is unable to produce Oxycyte in the quantity required to support large-scale clinical trials and commercial-scale volumes of our product. We have expanded the search for manufacturers and identified potential alternative domestic sources to manufacture Oxycyte under cGMP standards for our clinical trials.

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

    We have:

●
three U.S. patents (5,824,703; 5,840,767; 6,167,887), three Australian patents (690,277; 722,417; 759,557), and two Canadian patents (2,239,170; 2,311,122) pertaining to the use and application of PFCs as gas transport agents in blood substitutes and liquid ventilation with an average remaining life of approximately 5 years;

●
exclusive in-licenses to three fundamental gas transport patent applications that represent the core technology used in our products and product candidates with an average remaining life of approximately 17 years; and

●	numerous patent applications for treatment of several medical and dermatological conditions such as TBI, acne, burns and wounds with an average remaining life of approximately 18 years.

   Our patent and patent applications include claims covering:

●	methods to treat certain diseases and conditions and for biological gas exchange;
●	therapies for burn and wound victims;
●	delivery of oxygenated PFC;
●	various formulations containing PFC; and
●	methods and compositions for controlled and sustained production and delivery of peroxide and/or oxygen for biological and industrial applications.

Trademarks and Domains

We have received U.S. trademark registrations for Oxycyte®, Dermacyte®, Defense Medicine® and Oxygen Biotherapeutics, Employing  O2, Preserving Life®. We have trademark applications pending for the following marks: Acnecyte™, DIFT™, At the Forefront of Defense Medicine™, Wundecyte™, Duracyte™, Vitavent™, Obipet™ and Obivet™.

In addition, we own numerous domain names relevant to our business, such as www.oxygenbiotherapeutics.com, www.buydermacyte.com, www.oxybiomed.com, and others.

Government regulation

The manufacture and distribution of Oxycyte, as well as our other products, and the operation of our manufacturing facilities will require the approval of United States government authorities as well as those of foreign countries. In the United States, the FDA regulates medical products. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our medical products. In addition to FDA regulations, we are also subject to other federal and state regulations, such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial funds.

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

Preclinical tests include evaluation of product chemistry and studies to assess the safety and effectiveness of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of the application. The goal of clinical testing is the demonstration in adequate and well-controlled studies of substantial evidence of the safety and effectiveness of the product in the setting of its intended use. The results of preclinical and clinical testing are submitted to the FDA from time to time throughout the trial process. In addition, before approval for the commercial sale of a product can be obtained, results of the pre clinical and clinical studies must be submitted to the FDA in the form of a BLA. The testing and approval process requires substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the condition being treated, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional preclinical studies or clinical trials may be requested during the FDA review process and may delay product approval. After FDA approval for its initial indications, further clinical trials may be necessary to gain approval for the use of a product for additional indications. The FDA may also require post-marketing testing, which can involve significant expense, to monitor for adverse effects.

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

Our regulatory strategy is to pursue Phase II clinical testing and initial regulatory approval of Oxycyte in Switzerland and Israel. We then intend to use the results of these tests to pursue FDA approval for Phase III clinical tests and marketing approval of Oxycyte in the United States.

Research and Development

Our research and development efforts have been, and will continue to be focused on furthering the development and manufacture of Oxycyte for its use in clinical indications, primarily traumatic brain injury, spinal cord injury, and decompression sickness. We will also focus on developing Dermacyte and Wundecyte through further investments in preclinical and clinical studies. During the fiscal years ended April 30, 2011 and 2010, we spent approximately $2.7 million and $2.9 million, respectively, on research and development.

Employees

As of April 30, 2011, we had 20 full-time employees, including three officers: our Chief Executive Officer, Chief Financial Officer, and our Chief Medical Officer. Our employees are not represented by a union or any other form of collective bargaining unit.

ITEM 1A—RISK FACTORS

Risks Related to Our Financial Position and Need for Additional Capital

We are a development stage company and have a history of net losses. Currently, we have two products available for commercial sale, and to date we have not generated any significant product revenue. As a result, we expect to continue to incur substantial net losses for the foreseeable future, which raises doubt about our ability to continue as a going concern.

We began research and development activities in 1990 and are a development stage company.  We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $10.4 million and $10.5 million for the years ended April 30, 2011 and 2010, respectively. As of April 30, 2011 our accumulated deficit was approximately $91.9 million.  We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. No revenues have been generated to date from commercial sales of any of our products, except for limited revenues from our topical cosmetic product, Dermacyte.  We expect to have substantial expenses as we continue with our Phase II-B clinical program for Oxycyte, our most advanced clinical product candidate, and as we conduct other clinical trials. In addition, if we are required by applicable regulatory authorities, including the FDA, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing work and the commercialization of our Dermacyte cosmetic line. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

As a result of our review of option grants made by us between February 1998 and April 2009, we have determined that certain options granted in prior years may have been non-compliant with Section 409A of the Internal Revenue Code, or the IRC, including options granted with an exercise price below fair market value on the date of grant and options that were modified such that they may have become non-compliant with Section 409A. The primary adverse tax consequence of Section 409A non-compliance is that the holders of non-compliant options are taxed on the value of such options as they vest, and annually thereafter until they are exercised.  In addition to ordinary income taxes, holders of non-compliant options are subject to a 20% penalty tax under Section 409A (and, as applicable, similar excise taxes under state laws).

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

In addition to adverse consequences for option holders, we have determined that certain payroll taxes, interest and penalties may apply to us under various sections of the IRC (and, as applicable similar state and foreign tax statutes) related to the potential Section 409A non-compliance.  As of April 30, 2011, we have accrued $550,000, which represents our best estimate of the potential liability, in other current liabilities for the contingent liability. Our investigation of the matter is still on-going and there exists the possibility of adverse outcomes that we estimate could reach approximately $500,000 beyond our recorded amount. Were unfavorable outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

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

Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, among others:

●	our ability to obtain additional funding to develop our product candidates;

●	the need to obtain regulatory approval of our most advanced product candidate, Oxycyte, for the potential treatment of TBI;

●	potential risks related to any collaborations we may enter into for our product candidates, including Oxycyte;

●	delays in the commencement, enrollment and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;

●	the success of clinical trials of our Oxycyte product candidate or future product candidates;

●	any delays in regulatory review and approval of product candidates in development;

●	market acceptance of our cosmetic product candidates;

●	our ability to establish an effective sales and marketing infrastructure;

●	competition from existing products or new products that may emerge;

●	the ability to receive regulatory approval or commercialize our products;

●	potential side effects of our product candidates that could delay or prevent commercialization;

●	potential product liability claims and adverse events;

●	potential liabilities associated with hazardous materials;

●	our ability to maintain adequate insurance policies;

●	our dependency on third-party manufacturers to supply or manufacture our products;

●	our ability to establish or maintain collaborations, licensing or other arrangements;

●	our ability, our partners’ abilities, and third parties’ abilities to protect and assert intellectual property rights;

●	costs related to and outcomes of potential intellectual property litigation;

●	compliance with obligations under intellectual property licenses with third parties;

●	our ability to adequately support future growth; and

●	our ability to attract and retain key personnel to manage our business effectively.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We will need substantial additional funding and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we focus on and proceed with our Phase II-B clinical program and begin clinical trials for our other products. In addition, our expenses could increase beyond expectations if applicable regulatory authorities, including the FDA, require that we perform additional studies to those that we currently anticipate, in which case the timing of any potential product approval may be delayed. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our projected operating requirements through December 31, 2011. We will need substantial additional capital in the future in order to complete the development and commercialization of Oxycyte and to fund the development and commercialization of future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

●	the scope, rate of progress and cost of our clinical trials and other research and development activities;

●	the costs and timing of regulatory approval;

●	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

●	the effect of competing technological and market developments;

●	the terms and timing of any collaboration, licensing or other arrangements that we may establish;

●	the cost and timing of completion of clinical and commercial-scale manufacturing activities; and

●	the costs of establishing sales, marketing and distribution capabilities for our cosmetic products and any product candidates for which we may receive regulatory approval.

Risks Related to Commercialization and Product Development

We are limited in the number of products we can simultaneously pursue and therefore our survival depends on our success with a small number of product opportunities.

We have limited financial resources, so at present we are primarily focusing these resources on developing our Oxycyte oxygen carrier product, our Wundecyte topical wound product and our Dermacyte cosmetic products. We have delayed development on Vitavent, our oxygen-carrying liquid, until we find a licensing partner willing to pursue development or obtain additional financing to pursue development ourselves. We licensed our implantable glucose sensor to a third party for further development, so how that product may progress is, to a large extent, outside of our control. At present we intend to commit most of our resources to advancing Oxycyte to the point it receives regulatory approval for one or more medical uses, and if this effort is unsuccessful we may not have resources to pursue development of our other products and our business would terminate. Furthermore, by delaying development of Vitavent, this technology may become obsolete by the time we have sufficient capital to resume development and testing, so the funds expended on this product to date would be lost, as well as our opportunity to benefit if the product could be successfully developed.

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

Commercializing our product candidates will require that we establish significant internal sales, distribution and marketing capabilities, which we do not currently have. For example, in order to commercialize Dermacyte, we are developing a focused sales force and marketing capabilities in the United States directed at dermatologists and medical spas. The development of a focused sales and marketing infrastructure for our domestic operations will require substantial resources, will be expensive and time consuming and could negatively impact our commercialization efforts, including delay of any product launch. We may not be able to hire a focused sales force in the United States that is sufficient in size or has adequate expertise in the markets that we intend to target. If we are unable to establish our focused sales force and marketing capability for our products, we may not be able to generate significant product revenue, may generate increased expenses and may never become profitable.

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

We may be required to conduct additional clinical trials in the future, which are expensive and time consuming, and the outcome of the trials is uncertain.

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

The market may not accept our products.

Even if regulatory approval is obtained, there is a risk that the efficacy and pricing of Oxycyte, considered in relation to Oxycyte’s expected benefits, will not be perceived by health care providers and third-party payers as cost-effective, and that the price of Oxycyte will not be competitive with other new technologies or products. Our results of operations may be adversely affected if the price of Oxycyte is not considered cost-effective or if Oxycyte does not otherwise achieve market acceptance.

There are significant competitors developing similar products.

If approved for commercial sale, Oxycyte will compete directly with established therapies for oxygen delivery and acute blood loss and may compete with other technologies currently under development. Oxycyte may not have advantages that will be significant enough to cause medical professionals to adopt it rather than continue to use established therapies or to adopt other new technologies or products. There is also a risk that the cost of Oxycyte will not be competitive with the cost of established therapies or other new technologies or products. Our commercial supply price under our agreement with Hospira, the current manufacturer of Oxycyte, has not yet been determined. This supply price will affect the price we charge our customers for the product. As there is currently no oxygen-delivery product of our kind on the market, competition to develop an efficacious and accepted product is intense. Several companies have developed or are in the process of developing technologies that are, or in the future may be, the basis for products that will compete with Oxycyte. Certain of these companies are pursuing different approaches or means of accomplishing the therapeutic effects sought to be achieved through the use of Oxycyte.

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

    Product approval stage

During the product approval stage we attempt to prove the safety and efficacy of our product for its indicated uses. There are numerous problems that could arise during this stage, including:

●	The data obtained from laboratory testing and clinical trials are susceptible to varying interpretations, which could delay, limit or prevent FDA and other regulatory approvals

●	Adverse events could cause the FDA and other regulatory authorities to halt trials

●	At any time the FDA and other regulatory agencies could change policies and regulations that could result in delay and perhaps rejection of our products, and

●	Even after extensive testing and clinical trials, there is no assurance that regulatory approval will ever be obtained for any of our products.

    Commercialization approval stage

We will be required to file a BLA with the FDA in order to obtain regulatory approval for the commercial production and sale of Oxycyte in the United States and similar applications with regulatory authorities in countries where we seek to commercialize Oxycyte. Under FDA guidelines, the FDA may comment upon the acceptability of the applicable application following its submission. After an application is submitted, there is an initial review to be sure that all of the required elements are included in the submission. There can be no assurance that the submission will be accepted for filing or that the FDA may not issue an RTF. If an RTF is issued, there is opportunity for dialogue between the sponsor and the FDA in an effort to resolve all concerns. There can be no assurance that such a dialogue will be successful in leading to the filing of the BLA. If the submission is filed, there can be no assurance that the full review will result in product approval.

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

●
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

●
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

●
Health Insurance Portability and Accountability Act imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●
The Social Security Act contains numerous provisions allowing the imposition of a civil money penalty, a monetary assessment, exclusion from the Medicare and Medicaid programs, or some combination of these penalties; and

●
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

As a result of legislation signed by President Obama on March 22, 2010, substantial changes are expected to occur in the current system for paying for health care in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. Approximately 47 million Americans currently lack health insurance of any kind. Extending coverage to such a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. Restructuring the coverage of medical care in the United States could impact the reimbursement for prescribed drugs and biopharmaceuticals, including our products. If reimbursement for these products is limited, or rebate obligations associated with them are substantially increased, our financial condition, results of operations and cash flows could be materially impacted.

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

Sales of medical products largely depend on the reimbursement of patients’ medical expenses by governmental health care programs and private health insurers. We will be required to report detailed pricing information, net of included discounts, rebates and other concessions, to the Centers for Medicare and Medicaid Services, or CMS, for the purpose of calculating national reimbursement levels, certain federal prices, and certain federal rebate obligations. If we report pricing information that is not accurate to the federal government, we could be subject to fines and other sanctions that could adversely affect our business. In addition, the government could change its calculation of reimbursement, federal prices, or federal rebate obligations which could negatively impact us. There is no guarantee that government health care programs or private health insurers will reimburse our sales of Oxycyte, or permit us to sell our product at high enough prices to generate a profit.

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

We do not own or operate any manufacturing facilities for the commercial-scale production of Oxycyte. Instead, we rely on third party manufacturers. Hospira currently manufacturers Oxycyte for us, and Exfluor currently produces FtBu for us. In the past we have used PrimaPharm, Inc. for the manufacture of Oxycyte. In order to seek regulatory approval of the sale of Oxycyte produced at the Hospira manufacturing facility and because of the level of inventory produced by PrimaPharm in the past, we may be required to conduct a portion of our clinical trials with product manufactured at the Hospira facility. Accordingly, a delay in achieving scale-up of commercial manufacturing capabilities when needed will have a material adverse effect on sales of our products. Additionally, the manufacture of our products will be subject to extensive government regulation. Among the conditions for marketing approval is that our quality control and manufacturing procedures conform to applicable good manufacturing practice regulations. There is a risk that we will not be able to obtain the necessary regulatory clearances or approvals to manufacture our products on a timely basis or at all.

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

We do not have experience in the sale and marketing of cosmetics or medical products.

We have no experience in the sale or marketing of cosmetics and approved medical products or marketing the licensing of such products before FDA or other regulatory approval. We have not decided upon a commercialization strategy in these areas. We do not know of any third party that is prepared to distribute Oxycyte should it be approved. If we decide to establish our own commercialization capability, we will need to recruit, train and retain a marketing staff and sales force with sufficient technical expertise. We do not know whether we can establish a commercialization program at a cost that is acceptable in relation to revenue or whether we can be successful in commercializing our product. Factors that may inhibit our efforts to commercialize our products directly and without strategic partners include:

●	Our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

●	The inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

●	The lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	Unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.

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

We do not anticipate having the resources in the foreseeable future to develop global sales and marketing capabilities for all of the products we develop, if any. We may pursue arrangements regarding the sales and marketing and distribution of one or more of our product candidates and our future revenues may depend, in part, on our ability to enter into and maintain arrangements with other companies having sales, marketing and distribution capabilities and the ability of such companies to successfully market and sell any such products. Any failure to enter into such arrangements and marketing alliances on favorable terms, if at all, could delay or impair our ability to commercialize our product candidates and could increase our costs of commercialization. Any use of distribution arrangements and marketing alliances to commercialize our product candidates will subject us to a number of risks, including the following:

●	We may be required to relinquish important rights to our products or product candidates;

●	We may not be able to control the amount and timing of resources that our distributors or collaborators may devote to the commercialization of our product candidates;

●	Our distributors or collaborators may experience financial difficulties;

●	Our distributors or collaborators may not devote sufficient time to the marketing and sales of our products; and

●	Business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement.

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

Our policy is to enter agreements relating to the non-disclosure and non-use of confidential information with third parties, including our contractors, consultants, advisors and research collaborators, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them. However, these agreements can be difficult and costly to enforce. Moreover, to the extent that our contractors, consultants, advisors and research collaborators apply or independently develop intellectual property in connection with any of our projects, disputes may arise as to the proprietary rights to the intellectual property. If a dispute arises, a court may determine that the right belongs to a third party, and enforcement of our rights can be costly and unpredictable. In addition, we rely on trade secrets and proprietary know-how that we seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

●	These agreements may be breached;

●	These agreements may not provide adequate remedies for the applicable type of breach; or

●	Our trade secrets or proprietary know-how will otherwise become known.

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

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, distribution, and sale of biotechnology products. We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and an even greater risk when we commercially sell any products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	Decreased demand for our products and any product candidates that we may develop;

●	Injury to our reputation;

●	Withdrawal of clinical trial participants;

●	Costs to defend the related litigation;

●	Substantial monetary awards to trial participants or patients;

●	Loss of revenue; and

●	The inability to commercialize any products that we may develop.

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

On April 30, 2011 the closing price of our common stock was $1.77 as compared with $5.00 as of April 30, 2010. During the twelve months ended April 30, 2011, the lowest closing price of our common stock was $1.71 and the highest closing price was $4.84.

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

Historically we have financed our operations through the issuance of equity securities and debt financings, and we expect to continue to do so for the foreseeable future.  We believe we have sufficient capital on hand to continue to fund operations through December 31, 2011.To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of their ownership interests.  Debt financing, if available, may involve restrictive covenants that limit our financial flexibility or otherwise restrict our ability to pursue our business strategies. Additionally, if we issue shares of common stock, or securities convertible or exchangeable for common stock, the market price of our existing common stock may decline. There can be no assurance that we will be successful in obtaining any additional capital resources in a timely manner, on favorable terms, or at all.

We have issued in the past, and may issue in the future, substantial amounts of instruments that are convertible into or exercisable for common stock, and our existing stockholders may face substantial dilution if such instruments are converted or exercised.

As of July 11, 2011, we had outstanding convertible notes, warrants, options, securities purchase agreements, and other instruments that are convertible or exercisable into an aggregate of approximately 10,842,317 shares of our common stock, which, if converted or exercised, would represent approximately 32% of our current outstanding common stock.  These instruments carry a wide variety of different terms and prices, and there can be no assurance as to when or whether conversions or exercises of these instruments may occur.  If all or any substantial portion of these instruments are converted or exercised, our existing stockholders may face substantial dilution of their ownership interests.

Certain investors may be able to exercise significant influence over us.

As of July 11, 2011, SPC 1 Vatea Segregated Portfolio, or Vatea Fund,  held 3,200,002 shares of our common stock, representing 14% of our outstanding common stock.  In addition, our Securities Purchase Agreement with Vatea Fund provides for the issuance of up to an additional 2,133,334 shares of our common stock upon certain conditions being met.  On June 29, 2011, we closed a convertible note offering pursuant to which we sold notes and warrants to JP SPC 3 obo OXBT FUND, SP, or OXBT Fund, that are convertible or exercisable into an aggregate of up to 4,079,824 shares of our common stock, which, if converted or exercised, would represent 15% of our current outstanding common stock.  While the notes and warrants issued to OXBT Fund may not be converted or exercised without prior stockholder approval if OXBT Fund, either individually or as part of a group, would own more than 19.9% of our common stock, we may be obligated to seek approval from our stockholders if this limitation becomes applicable.  Mr. Gregory Pepin, one of our directors, is the investment manager of both Vatea Fund and OXBT Fund. Accordingly, these parties, either individually or as part of a group, may have a strong ability to influence our business, policies and affairs.  We cannot be certain that their interests will be consistent with the interests of other holders of our common stock.

Risks Relating to Employee Matters and Managing Growth

We may need to increase the size of our company, and we may experience difficulties in managing growth.

As of April 30, 2011, we had 20 full-time employees. We may need to expand our managerial, operational, administrative, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. To support this growth, we may hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2—PROPERTIES

We own no real property. We lease our principal executive office at ONE Copley Parkway, Suite 490, Morrisville, North Carolina 27560 and our principal laboratory facilities at 3189 Airway Avenue, Building C, Costa Mesa, California 92626. The current rent is approximately $22,779 per month for both facilities.

ITEM 3—LEGAL PROCEEDINGS

We are not presently involved in any legal proceedings and were not involved in any such legal proceedings during fiscal year 2011.

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

Year-Ended April 30, 2010	High	Low
First Quarter	$7.50	$3.00
Second Quarter	$8.25	$4.80
Third Quarter	$7.74	$4.50
Fourth Quarter	$7.50	$4.54

Year-Ended April 30, 2011	High	Low
First Quarter	$5.01	$2.39
Second Quarter	$3.33	$1.88
Third Quarter	$2.75	$1.87
Fourth Quarter	$2.22	$1.70

 As of July 11, 2011, there were approximately 1,357 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.  On July 11, 2011, the last sale price reported on the NASDAQ Capital Market for our common stock was $2.37 per share.

Dividend Policy

Since inception of Oxygen Biotherapeutics, no dividends have been paid on our common stock. We intend to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Repurchases of Common Stock

None.

Unregistered Sales of Equity Securities

No unregistered sales of equity securities were made during the period covered by this report that were not previously reported on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

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

Results of operations- Comparison of the year ended April 30, 2011 and 2010

The following table sets forth our condensed statement of operations data and presentation of that data as amount of change from period-to-period.

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010

Wholesale & retail revenue	$101,582	$47,386	$54,196	114%
Distibutor revenue	220,767	-	220,767	0%
Product revenue	322,349	47,386	274,963	580%
Cost of sales	219,182	39,033	180,149	462%
Gross profit	103,167	8,353	94,814	1135%

Operating expenses:
Sales and Marketing	875,634	283,104	592,530	209%
General and administrative	7,108,497	6,952,036	156,461	2%
Research and development	2,681,713	2,974,709	(292,996)	-10%
Total Operating expenses	10,665,844	10,209,849	455,995	4%

Net operating loss	10,562,677	10,201,496	361,181	4%

Interest expense	171,563	154,998	16,565	11%
Other (income) expense	(285,944)	150,882	(436,826)	-290%
Net loss	$10,448,296	$10,507,376	$(59,080)	-1%

Revenue

We generate revenue through the sale of Dermacyte through on-line retailers, physician and medical spa facilities, and through distribution agreements with unrelated companies.  Product revenue and percentage changes for the years ended April 30, 2011 and 2010, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
Product revenue	$322,349	$47,386	$274,963	580%

Product revenue increased during the twelve months ended April 30, 2011 due to the addition of Dermacyte Concentrate Gel and Eye Serum products, the development of an internal sales force, and shipments to DSL under our December 15, 2010 Master Agreement with DSL.

Gross Profit

Gross profit as a percent of revenue was 32% and 17% for twelve months ended April 30, 2011 and 2010, respectively. This increase was primarily due to the increased sales volume generated by the additional products available for sale in 2011.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including salaries commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Marketing and sales expenses and percentage changes for the years ended April 30, 2011 and 2010, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
Marketing and sales expense	$875,634	$283,104	$592,530	209%

The increase in marketing and sales expenses for the twelve months ended April 30, 2011 was driven primarily by an increase in the costs incurred for compensation and direct advertising.

-
We incurred an increase of approximately $165,000 in compensation costs related to marketing and selling the cosmetic topical product line Dermacyte. These costs include salaries, commissions, and employee benefits.

-
We incurred an increase of approximately $430,000 in costs related to direct marketing and advertising. These costs include attendance at trade shows and conferences, fees paid to a third party PR firm, the costs of product samples distributed to potential customers, and the costs of direct print and online advertisements.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the years ended April 30, 2011 and 2010, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
General and administrative expense	$7,108,497	$6,952,036	$156,461	2%

The increase in general and administrative expenses for the twelve months ended April 30, 2011 was driven primarily by an increase in legal and accounting fees, compensation, depreciation and amortization, and impairment charges on certain intangible assets; partially offset by a reduction in costs incurred for consulting fees.

-	We incurred an increase of approximately $111,000 in legal and accounting fees associated with our public filings, and listing fees for the NASDAQ Capital Market and Swiss Exchange.
-	We incurred an increase of approximately $550,000 in compensation costs due primarily to accruals for the contingent tax liabilities resulting from the ongoing stock option review.
-	We recorded an impairment charge of approximately $300,000 against the carrying value of certain patents and trademarks.
-	We incurred an increase of approximately $160,000 in non-cash depreciation and amortization costs.
-
We reduced consultant costs by approximately $1,000,000 due to a reduction in recruiting fees, and fees paid to third parties for Dermacyte marketing, public and investor relations support, and financing activities.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the years ended April 30, 2011 and 2010, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
Research and development expense	$2,681,713	$2,974,709	$(292,996)	-10%

The decrease in research and development expenses for the twelve months ended April 30, 2011 was driven primarily by a reduction in development costs; partially offset by an increase in compensation and costs associated with the Phase II-b clinical trials for Oxycyte.

-	During 2011, costs associated with the development and manufacture of Oxycyte and Dermacyte, including the costs of preclinical research, were reduced by approximately $310, 000.

-	We incurred an increase of approximately $55,000 in costs associated with the ongoing Phase II-b clinical trials.

-	We incurred an increase of approximately $205,000 in compensation costs due primarily to the addition of our Chief Medical Officer.

-	During 2011, the costs incurred for consultants were reduced by approximately $250,000.

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

Other income and expense

During the twelve months ended April 30, 2011,  other income increased approximately $435,000 compared to the same period in the prior year. This increase was due the award of $244,489 under the Patient Protection and Affordable Care Act of 2010, or PPACA, received in November 2010 and the impairment of our investments in Glucometrics and Purple Heart Injury Labs of approximately $210,000 recorded in the prior year.

Interest expense

Interest expense increased approximately $17,000 in the twelve months ended April 30, 2011, due to the accretion of the premium due on the promissory notes issued under the Note Purchase Agreement as compared to the interest recognized from the amortization of the discounts and issue costs upon conversion of the notes payable in the prior year.

Liquidity, capital resources and plan of operation

We have incurred losses since our inception and as of April 30, 2011 we had an accumulated deficit of $91.9 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of Oxycyte and other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $1,632,211 and $2,184,826 of total current assets and working capital of $(551,033) and $785,485 as of April 30, 2011 and 2010, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

Based on our working capital at April 30, 2011, the $700,000 of additional promissory notes issued under the Note Purchase Agreement, and the $4.5 million in proceeds from the convertible note offering, we believe we have sufficient capital on hand to continue to fund operations through December 31, 2011.

We are in the preclinical and clinical trial stages in the development of our product candidates. We are currently conducting Phase II-b clinical trials for the use of Oxycyte in the treatment of severe TBI. Even if we are successful with our Phase II-b study, we must then conduct a Phase III clinical study and, if that is successful, file with the FDA and obtain approval of a BLA to begin commercial distribution, all of which will take more time and funding to complete. Our other product candidates must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products though we can give no assurance that any such initiative will be successful. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond December 31, 2011 depends upon obtaining license fee income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining the necessary resources.

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

Transactions with Vatea Fund

Pursuant to our Securities Purchase Agreement, as amended, with Vatea Fund, we issued 133,334 shares to, and received $500,000, net of facilitating agent fees, from Vatea Fund on May 27, 2010.

On October 12, 2010 we entered into a Note Purchase Agreement, as amended on December 29, 2010, with Vatea Fund whereby we agreed to issue and sell to Vatea Fund an aggregate of $5,000,000 of senior unsecured promissory notes, or the Notes, on or before April 30, 2011.  The Notes will mature on October 31, 2013, unless the holders of a majority of the Notes consent in writing to a later maturity date.  Interest does not accrue on the outstanding principal balance of the Notes (other than following the maturity date or earlier acceleration).  Instead, on the maturity date, we must pay the holders of the Notes a final payment premium aggregating $3,000,000, in addition to the principal balance then otherwise outstanding under the Notes.  The Notes provide that we have the option, at our sole discretion and without penalty, to prepay the outstanding balance under the Notes plus the amount of the final payment premium prior to the maturity date.  In addition, the holders of majority of the Notes may request that we prepay the Notes in an amount equal to the proceeds of any subsequent closings under the Securities Purchase Agreement. The following table summarizes the promissory notes that have been issued under the Note Purchase Agreement, which includes $700,000 of Notes issued subsequent to the twelve months ended April 30, 2011.

Date issued	Note principal	Final payment premium	Effective interest rate
November 10, 2010	$600,000	$360,000	15.68%
December 20, 2010	1,000,000	600,000	16.29%
January 26, 2011	400,000	240,000	16.89%
March 2, 2011	100,000	60,000	17.50%
March 4, 2011	650,000	390,000	17.54%
March 11, 2011	111,000	66,600	17.66%
March 18, 2011	430,000	258,000	17.79%
March 29, 2011	210,000	126,000	18.00%
April 5, 2011	100,000	60,000	18.14%
April 29, 2011	700,000	420,000	18.62%
May 9, 2011	400,000	240,000	18.83%
May 20, 2011	100,000	60,000	19.06%
May 23, 2011	200,000	120,000	19.12%

	$5,001,000	$3,000,600

Interest accreted on these notes was $162,635 for the year ended April 30, 2011.

PPACA Award

On November 5, 2010 we received an award of $244,489 under the PPACA. The award was given for our qualified investments under Section 48D of the PPACA for the clinical development of Oxycyte PFC emulsion for TBI and spinal cord injury.

Convertible Note Offering

On June 29, 2011 and July 1, 2011we closed a convertible note offering pursuant to which we sold to certain investors, including OXBT Fund, notes convertible into 2,172,949 shares of common stock at $2.255 per share and warrants to purchase 724,317 shares of common stock with an exercise price of $2.15 per share, warrants to purchase 724,316 shares of common stock with an exercise price of $2.60 per share, and warrants to purchase 724,316 shares of common stock with an exercise price of $2.85 per share. The financing provided approximately $4.5 million in net proceeds to us after deducting the placement agent fee and offering expenses.

Potential Section 409A Liability

As a result of our review of option grants made by us between February 1998 and April 2009, we have determined that certain options granted in prior years may have been non-compliant with Section 409A of the IRC, or Section 409A, including options granted with an exercise price below fair market value on the date of grant and options that were modified such that they may have become non-compliant with Section 409A.

The primary adverse tax consequence of Section 409A non-compliance is that the holders of non-compliant options are taxed on the value of such options as they vest, and annually thereafter until they are exercised.   In addition to ordinary income taxes, holders of non-compliant options are subject to a 20% penalty tax under Section 409A (and, as applicable, similar excise taxes under state laws). Because virtually all holders of stock options granted by us were not involved in or aware that the pricing and/or modification of their options raised these issues, we intend to take actions to address certain of the adverse tax consequences that may apply to these holders. As of July 11, 2011, none of our current officers or directors have exercised any of the potentially non-compliant options. In addition, on March 17, 2011 we entered into indemnification agreements with our executive officers that indemnify those officers from potential Section 409A tax liabilities arising from their prior option awards.

In addition to adverse consequences for option holders, we have determined that certain payroll taxes, interest and penalties may apply to us under various sections of the IRC (and, as applicable similar state and foreign tax statutes) related to the potential Section 409A non-compliance.  As of April 30, 2011, we have accrued approximately $550,000, which represents our best estimate of the potential liability, in other current liabilities for the contingent liability. Our investigation of the matter is still on-going and there exists the possibility of adverse outcomes that we estimate could reach approximately $500,000 beyond our recorded amount.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	For the year ended April 30,
	2011	2010
Net cash used in operating activities	(8,403,142)	(8,587,272)
Net cash used in investing activities	(463,939)	(541,722)
Net cash provided by financing activities	9,186,319	7,205,828

Net cash used in operating activities.  Net cash used in operating activities was $8.4 million and $8.6 million for the years ended April 30, 2011 and 2010, respectively. The decrease in cash used for operating activities was due primarily to a reduction in costs incurred for the development of Dermacyte and Oxycyte offset by increased costs associated with marketing and selling our cosmetic products.

Net cash used in investing activities. Net cash used in investing activities was $463,939 and $541,722 for the years ended April 30, 2011 and 2010, respectively. The decrease in cash used for investing activities was due primarily to the reduction in the costs of maintaining our portfolio of patents and trademarks offset by the costs incurred to upgrade our information technology infrastructure.

Net cash provided by financing activities. Net cash provided by financing activities was $9.2 million and $7.2 million for the years ended April 30, 2011 and 2010, respectively. The net cash provided by financing activities was due primarily to net proceeds of $4.4 million received from the closing of our registered direct offering on May 4, 2010.  We also received $4.3 million from the issuance of promissory notes under the Note Purchase Agreement with Vatea Fund as well as an additional $500,000 in milestone payments under our existing Securities Purchase Agreement with Vatea Fund.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through December 31, 2011. We will need substantial additional capital in the future in order to complete the development and commercialization of Oxycyte and to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Summary of Significant Accounting Policies

Development Stage—We have not commenced our planned principal operations, and have not earned significant revenues; therefore we are considered a “Development Stage Enterprise.”

Use of Estimates—The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Reclassification—For comparability purposes, certain figures for prior periods have been reclassified, where appropriate, to conform to the financial statement presentation used in 2011. These reclassifications had no effect on the reported net loss.

Preclinical Study and Clinical Accruals—We estimate our preclinical study and clinical trial expenses based on the services received pursuant to contracts with several research institutions and CROs that conduct and manage preclinical and clinical trials on our behalf. The financial terms of the agreements vary from contract to contract and may result in uneven expenses and payment flows. Preclinical study and clinical trial expenses include the following:

●	fees paid to CROs in connection with clinical trials,
●	fees paid to research institutions in conjunction with preclinical research studies, and
●
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

Property and Equipment, Net—Property and equipment are stated at cost, subject to adjustments for impairment, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Laboratory equipment Office fumiture and fxitures Computer equipment and software Leasehold improvements	3-5years 7 years 3 years Shorter of use ful life or remaining lease term

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

Revenue Recognition—Revenues from merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods.  Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  Our practice is to accept product returns from retailers only if properly requested, authorized and approved.  As a percentage of gross sales, returns were less than 1% in both fiscal years 2011 and 2010.

Stock-Based Compensation—Effective May 1, 2005, we adopted Accounting Standards Codification, or ASC, 718 Compensation — Stock Compensation, using the prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payment awards granted, modified and settled to our employees and directors after May 1, 2005. Our financial statements reflect the impact of ASC 718. We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the requisite service period.

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

	Year ended April 30,
	2011	2010
Historical net loss per share:
Numerator
Net loss, as reported	$(10,448,296)	$(10,507,376)
Less: Effect of amortization of interest expense on convertible notes	-	-

Net loss attributed to common stockholders (diluted)	(10,448,296)	(10,507,376)
Denominator
Weighted-average common shares outstanding	23,346,496	19,485,065
Effect of dilutive securities	-	-

Denominator for diluted net loss per share	23,346,496	19,485,065

Basic and diluted net loss per share	$(0.45)	$(0.54)

The following outstanding options, convertible note shares and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Year ended April 30,
	2011	2010
Options to purchase common stock	781,738	981,839
Convertible note shares outstanding	1,942	4,292
Warrants to purchase common stock	3,581,347	3,322,154

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

Fair Value Measurement—On May 1, 2008, we adopted ASC 820 Fair Value Measurements, as it relates to financial assets and financial liabilities. Our balance sheet includes the following financial instruments: cash and cash equivalents, short-term notes payable and convertible debentures. We consider the carrying amount of our cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments. It is not practical for us to estimate the fair value of our convertible debentures as such estimates cannot be made without incurring excessive costs, but management believes the difference between fair value and carrying value is not material. At April 30, 2011 and 2010 the debentures had a gross carrying value of $7,195 and $15,903, respectively, with unamortized discounts totaling $0 and $5,725, respectively.

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements as ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning May 1, 2011. Other than requiring additional disclosures, we do not believe that the adoption of ASU 2010-06 will have a material impact on our financial statements.

In April 2010, the FASB issued ASU 2010-12, Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. The standard amends ASC Topic 740, Income Taxes.  The guidance addresses the effect that the different signing dates might have on the accounting for the Health Care and Education Reconciliation Act of 2010 and the PPACA.  Our adoption of the guidance did not have a material impact on our results of operations, financial position, or cash flows.

On April 29, 2010, the Financial Accounting Standards Board, or FASB, issued ASU No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (a consensus of the FASB Emerging Issues Task Force). It establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. As a result, it is effective for us in the first quarter of fiscal year 2012. We do not believe that the adoption of ASU 2010-17 will have a material impact on our financial statements.

In February 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance will become effective for us with the reporting period beginning May 1, 2012.  We do not believe that the adoption of ASU 2011-05 will have a material impact on our financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update will not result in a change in the application of the requirements in Topic 820. This guidance will become effective for us with the reporting period beginning May 1, 2012.  We do not believe that the adoption of ASU 2011-05 will have a material impact on our financial statements.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Oxygen Biotherapeutics, Inc.

We have audited the accompanying balance sheets of Oxygen Biotherapeutics, Inc., formerly, Synthetic Blood International, Inc. (a development-stage enterprise) (the “Company”) as of April 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from inception, May 26, 1967, through April 30, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxygen Biotherapeutics, Inc., formerly Synthetic Blood International, Inc. as of April 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and from the period from inception, May 26, 1967, through April 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise presently generating insufficient operating revenues, has a significant deficit accumulated during the development stage, and requires substantial additional funds to complete clinical trials and pursue regulatory approvals. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying April 30, 2011 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CHERRY, BEKAERT & HOLLAND, L.L.P.

/s/ Cherry, Bekaert & Holland, L.L.P.

Raleigh, North Carolina
July 14, 2011

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

BALANCE SHEETS

	April 30, 2011	April 30, 2010
ASSETS
Current assets
Cash and cash equivalents	$951,944	$632,706
Accounts receivable	138,867	72,055
Inventory	257,382	535,090
Prepaid expenses	275,876	249,780
Other current assets	8,142	695,195
Total current assets	1,632,211	2,184,826
Property and equipment, net	442,586	383,959
Intangible assets, net	699,951	907,710
Other assets	147,608	52,651
Total assets	$2,922,356	$3,529,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$889,376	$499,044
Accrued liabilities	1,250,573	843,903
Notes payable	43,295	56,394
Total current liabilities	2,183,244	1,399,341
Long-term notes payable, net	4,463,635	-
Long-term portion of convertible debt, net	-	2,767
Total liabilities	6,646,879	1,402,108

Stockholders' equity
Preferred stock, undesignated, authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 23,393,307 and 21,457,265, respectively	2,339	2,146
Stock subscripton receivable	-	500,000
Additional paid-in capital	88,189,012	83,092,470
Deficit accumulated during the development stage	(91,915,874)	(81,467,578)
Total stockholders’ (deficit) equity	(3,724,523)	2,127,038
Total liabilities and stockholders' equity	$2,922,356	$3,529,146

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENTS OF OPERATIONS

	Period from May 26, 1967 (Inception) to April 30, 2011	Year ended April 30,
		2011	2010

Revenue	$369,735	$322,349	$47,386
Cost of sales	258,215	219,182	39,033
Net revenue	111,520	103,167	8,353

Operating expenses
Selling, general, and administrative	40,817,261	7,682,087	7,235,140
Research and development	19,612,674	2,681,713	2,974,709
Loss on impairment of long-lived assets	334,157	302,044	-
Total operating expenses	60,764,092	10,665,844	10,209,849

Net operating loss	60,652,572	10,562,677	10,201,496

Interest expense	32,311,509	171,563	154,998
Loss on extinguishment of debt	250,097	-	-
Other income	(1,298,304)	(285,944)	150,882
Net loss	$91,915,874	$10,448,296	$10,507,376

Net loss per share, basic and diluted		$(0.45)	$(0.54)

Weighted average number of common shares outstanding, basic and diluted		23,346,496	19,485,065

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the two years ended April 30, 2011 and for the cumulative period from
May 26, 1967 (date of inception) to April 30, 2009

	Common Stock		Additional paid-in capital	Stock subscription receivable	Deficit accumulated during the development stage	Total stockholders' equity (deficit)
	Number of Shares	Amount
Balance at April 30, 2009	15,735,013	$23,621	$74,037,950	$-	$(70,960,202)	$3,101,369
Common stock sold, net of offering costs	3,146,667	2,406	10,165,095			10,167,501
Common stock issued for convertible debt	90,682	126	335,851			335,977
Common stock subscription receivable				500,000		500,000
Issuance of common stock to employees	21,294	10	109,589			109,599
Issuance of common stock for services rendered	66,667	100				100
Compensation on options issued			853,570			853,570
Issuance of warrants			89,013			89,013
Exchange of warrants	2,363,767	3,544	(2,583,884)			(2,580,340)
Exercise of warrants and options	29,000	20	57,605			57,625
Fractional shares of common stock due to reverse stock split	4,175	(27,681)	27,681			-
Net loss					(10,507,376)	(10,507,376)
Balance at April 30, 2010	21,457,265	$2,146	$83,092,470	$500,000	$(81,467,578)	$2,127,038
Common stock sold, net of offering costs	1,910,806	191	4,901,208			4,901,399
Common stock issued for convertible debt	2,350	-	8,707			8,707
Common stock subscription receivable				(500,000)		(500,000)
Issuance of common stock to employees	20,868	2	59,407			59,409
Issuance of common stock for services rendered						-
Compensation on options issued			127,220			127,220
Issuance of warrants						-
Exchange of warrants						-
Exercise of warrants and options	2,018	-	-			-
Fractional shares of common stock due to reverse stock split						-
Net loss					(10,448,296)	(10,448,296)
Balance at April 30, 2011	23,393,307	$2,339	$88,189,012	$-	$(91,915,874)	$(3,724,523)

	Common Stock		Additional paid-in capital	Stock subscription receivable	Defecit accumulated during the development stage	Total stockholders' equity (deficit)
	Number of Shares	Amount
Balance at May 26, 1967	-	$-	$-	$-	$-	$-
Common stock sold, net of offering costs	7,040,217	1,056,032	16,683,920			17,739,952
Common stock issued for convertible debt	7,017,486	213,495	23,058,631			23,272,126
Issuance of common stock to employees as compensation	24,940	2,756	1,848,420			1,851,176
Compensation on options issued	-	-	8,162,642			8,162,642
Issuance of common stock for services rendered	251,235	33,614	1,328,309			1,361,923
Issuance of common stock to officers to retire shareholder loans	69,630	10,444	177,556			188,000
Common stock issued in conjunction with funding agreements and services rendered	358,425	53,764	883,160			936,924
Contributions of capital by shareholders	-	-	581,818			581,818
Contributions of capital for services rendered	-	-	65,700			65,700
Beneficial conversion on convertible debt	-	-	3,292,648			3,292,648
Warrants issued with debt instruments	-	-	8,619,525			8,619,525
Exercise of warrants and options	773,080	164,630	2,839,000			3,003,630
Issuance of common stock for promissory notes	200,000	30,000	370,000			400,000
Issuance of warrants for services rendered	-	-	4,585,507			4,585,507
Common stock par value change		(1,541,114)	1,541,114			-
Net loss					(70,960,202)	(70,960,202)
Balance at April 30, 2009	15,735,013	$23,621	$74,037,950	$-	$(70,960,202)	$3,101,369

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

 STATEMENTS OF CASH FLOWS

	Period from May 26, 1967 (Inception) to April 30, 2011	Year ended April 30,
		2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(91,915,874)	$(10,448,296)	$(10,507,376)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,864,131	311,026	110,631
Amortization of deferred compensation	336,750	-	-
Interest on debt instruments	31,918,637	171,563	152,220
Loss (gain) on debt settlement and extinguishment	163,097	-	-
Loss on impairment, disposal and write down of long-lived assets	667,655	302,044	114,193
Issuance and vesting of compensatory stock options and warrants	8,225,288	127,220	1,198,764
Issuance of common stock below market value	695,248	-	-
Issuance of common stock as compensation	555,001	59,409	109,599
Issuance of common stock for services rendered	1,265,279	-	-
Issuance of note payable for services rendered	120,000	-	-
Contributions of capital through services rendered by stockholders	216,851	-	-
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(718,777)	38,870	(671,165)
Inventory	238,026	238,026	-
Accounts payable and accrued liabilities	2,346,502	796,996	905,862
Net cash used in operating activities	(44,022,186)	(8,403,142)	(8,587,272)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,744,091)	(240,824)	(235,727)
Capitalization of patent costs and license rights	(1,514,339)	(223,115)	(305,995)
Net cash used in investing activities	(3,258,430)	(463,939)	(541,722)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	35,744,664	4,901,400	10,030,030
Repurchase of outstanding warrants	(2,836,520)	-	(2,836,520)
Proceeds from stockholder notes payable	977,692	-	-
Proceeds from issuance of notes payable, net of issuance costs	6,680,829	4,389,701	96,563
Proceeds from convertible notes, net of issuance costs	8,807,285	-	-
Payments on notes - short-term	(1,141,390)	(104,782)	(84,245)
Net cash provided by financing activities	48,232,560	9,186,319	7,205,828

Net change in cash and cash equivalents	951,944	319,238	(1,923,166)
Cash and cash equivalents, beginning of period	-	632,706	2,555,872
Cash and cash equivalents, end of period	$951,944	$951,944	$632,706

Cash paid for:
Interest	$250,606	$3,203	$2,779
Income taxes	$27,528	$-	$-

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENTS OF CASH FLOWS, Continued

Non-cash financing activities during the year ended April 30, 2011:

(1)
The Company issued 2,350 shares of common stock for the conversion of notes payable with a gross carrying value of $8,707 at a conversion price of $3.705 per share. The notes included a discount totaling $5,206 that was recognized as interest expense upon conversion.

Non-cash financing activities during the year ended April 30, 2010:

(1)
The Company issued 90,682 shares of common stock for the conversion of notes payable with a gross carrying value of $335,977, at a conversion price of $3.705 per share. These notes included a discount totaling $118,437, and thus had a net carrying value of $217,540. The unamortized discount of $118,437 was recognized as interest expense upon conversion.

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
As of April 30, 2011 and 2010, and for the years then ended.

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

The Company was inactive through September 1990, when it began conducting operations for the purpose of developing a synthetic blood emulsion to act as a human blood substitute, and a method of using a PFC compound to facilitate oxygen exchange for individuals with respiratory distress syndrome. The Company submitted an Investigational New Drug Application (“IND”) for Oxycyte, the Company’s alternative to transfused blood for use in surgical and similar medical situations, to the Food and Drug Administration (“FDA”) in 2003 and successfully conducted a Phase I safety clinical study in the fourth quarter of 2003. The results of the Phase I study were consistent with the results of preclinical animal safety studies, and showed a good safety profile for Oxycyte. The Company started Phase II clinical trials of Oxycyte in surgical patients in the fourth quarter of 2004. The protocol was successfully completed in 2006 and filed in April 2008. This protocol was put on clinical hold due to safety concerns raised by the regulatory agency. In April 2009, the Company filed an application with the FDA to obtain orphan drug designation for Oxycyte for the treatment of patients with severe, closed-head Traumatic Brain Injury (“TBI”). The Company filed a Cosmetic Product Ingredient Statement (“CPIS”) with the FDA for Dermacyte Gel, its new Oxycyte-based cosmetic product. The gel is an oxygen-rich formulation of Oxycyte which OBI believes will promote skin health and other desirable cosmetic benefits when applied to the skin. A CPIS is a voluntary registration with the FDA recommended for a cosmetic product’s commercial introduction. Vitavent (previously Fluorovent), an oxygen exchange device, for facilitating the treatment of lung conditions is at the preclinical development stage and is currently inactive. The Company has not generated significant revenues since inception.

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

Going Concern—Management believes the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit during the development stage of $91,915,874 and $81,467,578 at April 30, 2011 and 2010, respectively, and used cash in operations of $8,403,142 and $8,587,272 during the years ended April 30, 2011 and 2010, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying April 30, 2011 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Reclassification—For comparability purposes, certain figures for prior periods have been reclassified, where appropriate, to conform to the financial statement presentation used in 2011. These reclassifications had no effect on the reported net loss.

Preclinical Study and Clinical Accruals—The Company estimates its preclinical study and clinical trial expenses based on the services received pursuant to contracts with several research institutions and contract research organizations (“CROs”) that conduct and manage preclinical and clinical trials on its behalf. The financial terms of the agreements vary from contract to contract and may result in uneven expenses and payment flows. Preclinical study and clinical trial expenses include the following:

●	fees paid to contract research organizations in connection with clinical trials,
●	fees paid to research institutions in conjunction with preclinical research studies, and
●
fees paid to contract manufacturers and service providers in connection with the production and testing of active pharmaceutical ingredients and drug materials for use in preclinical studies and clinical trials.

Cash and Cash Equivalents—The Company considers all highly liquid instruments with a maturity date of three months or less, when acquired, to be cash equivalents.

Cash Concentration Risk and Other Risks and Uncertainties—During 2008, the Federal Deposit Insurance Corporation ("FDIC") temporarily increased the coverage on substantially all depository accounts to $250,000 and for certain qualifying and participating non-interest bearing transaction accounts the coverage is unlimited. The increase in coverage was scheduled to expire on December 13, 2013. With the passage of the Wall Street Reform and Consumer Protection Act on July 21, 2010, the FDIC insurance limits of $250,000 per depositor per insured bank was made permanent. At April 30, 2011, the Company did not have any cash and cash equivalents balances uninsured by the FDIC.

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

Revenue Recognition—Revenues from merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods.  Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  The Company's practice is to accept product returns from retailers only if properly requested, authorized and approved.  As a percentage of gross sales, returns were less than 1% in fiscal years 2011 and 2010.

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

	Year ended April 30,
	2011	2010
Historical net loss per share:
Numerator
Net loss, as reported	$(10,448,296)	$(10,507,376)
Less: Effect of amortization of interest expense on convertible notes	-	-

Net loss attributed to common stockholders (diluted)	(10,448,296)	(10,507,376)
Denominator
Weighted-average common shares outstanding	23,346,496	19,485,065
Effect of dilutive securities	-	-

Denominator for diluted net loss per share	23,346,496	19,485,065
Basic and diluted net loss per share	$(0.45)	$(0.54)

The following outstanding options, convertible note shares and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Year ended April 30,
	2011	2010
Options to purchase common stock	781,738	981,839
Convertible note shares outstanding	1,942	4,292
Warrants to purchase common stock	3,581,347	3,322,154

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

Fair Value—On May 1, 2008, the Company adopted ASC 820 Fair Value Measurements, as it relates to financial assets and financial liabilities. The Company's balance sheet includes the following financial instruments: cash and cash equivalents, short-term notes payable and convertible debentures. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments. It is not practical for the Company to estimate the fair value of its convertible debentures as such estimates cannot be made without incurring excessive costs, but management believes the difference between fair value and carrying value is not material. The significant terms of the Company's convertible debentures are described in Note D. At April 30, 2011 the debentures had a carrying value of $7,195.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board, or FASB ratified Revenue Arrangements with Multiple Deliverables issued as Accounting Standards Update, or ASU, 2009-13. ASU 2009-13 updates the existing multiple-element arrangements guidance currently included in ASC 605-25, Revenue Recognition — Multiple-Element Arrangements. The revised guidance provides for two significant changes to the existing multiple-element arrangements guidance. The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance. ASU 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. If the guidance is adopted prospectively, certain transitional disclosures are required for each reporting period in the initial year of adoption. As a result, it is effective for us in the first quarter of fiscal year 2011. The Company does not believe that the adoption of ASU 2009-13 will have a material impact on its consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements as ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning May 1, 2011. Other than requiring additional disclosures, the Company does not believe that the adoption of ASU 2010-06 will have a material impact on its financial statements.

In April 2010, the FASB issued ASU 2010-12, Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. The standard amends ASC Topic 740, Income Taxes.  The guidance addresses the effect that the different signing dates might have on the accounting for the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act.  The Company’s adoption of the guidance did not have a material impact on its results of operations, financial position, or cash flows.

On April 29, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (a consensus of the FASB Emerging Issues Task Force). It establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. The ASU is effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. As a result, it is effective for the Company in the first quarter of fiscal year 2012. The Company does not believe that the adoption of ASU 2010-17 will have a material impact on its financial statements.

In February 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance will become effective for the Company with the reporting period beginning May 1, 2012.  The Company does not believe that the adoption of ASU 2011-05 will have a material impact on its financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in accounting principles generally accepted in the United States of America and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in accounting principles generally accepted in the United States of America for measuring fair value and for disclosing information about fair value measurements. The amendments in this update will not result in a change in the application of the requirements in Topic 820. This guidance will become effective for us with the reporting period beginning May 1, 2012.  The Company does not believe that the adoption of ASU 2011-05 will have a material impact on its financial statements.

NOTE C—BALANCE SHEET COMPONENTS

Inventory

The Company operates in an industry characterized by rapid improvements and changes to its technology and products. The introduction of new products by the Company or its competitors can result in its inventory being rendered obsolete or requiring it to sell items at a discount. The Company evaluates the recoverability of its inventory by reference to its internal estimates of future demands and product life cycles. If the Company incorrectly forecasts demand for its products or inadequately manages the introduction of new product lines, this could materially impact its financial statements by having excess inventory on hand. The Company's future estimates are subjective and actual results may vary. Management evaluated the Company's inventory and determined that, due to the results of on-going stability testing, the value of the clinical grade Oxycyte® is permanently impaired. The Company recorded $162,326 as a charge to Oxycyte development costs which is reflected in Research and Development costs for the year ended April 30, 2011.

Inventories are recorded at cost using the First-In-First-Out (“FIFO”) method. Ending inventories are comprised of raw materials and direct costs of manufacturing and valued at the lower of cost or market. Inventories consisted of the following as of April 30, 2011 and 2010:

	April 30, 2011	April 30, 2011
Raw materials	$107,271	$310,315
Work in process	124,308	-
Finished goods	25,803	224,775
	$257,382	535,090

Property and equipment, net—Property and equipment consist of the following:

	April 30, 2011	April 30, 2010
Laboratory equipment	$970,463	$980,025
Office furniture and fixtures	140,255	32,900
Computer equipment and software	153,234	53,921
Leasehold improvements	4,810	4,810
	1,268,762	1,071,656
Less: Accumulated depreciation and amortization	(826,176)	(687,697)
	$442,586	$383,959

Depreciation and amortization expense was approximately $182,197 and $59,403 for the years ended April 30, 2011 and 2010, respectively.

Other assets—Other assets consist of the following:

	April 30, 2011	April 30, 2010
Reimbursable patent expenses- Glucometrics	$82,522	$-
Prepaid royalty fee	50,000	50,000
Other	15,086	2,651
	$147,608	$52,651

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

In accordance with the Glucometrics, Inc. (“Glucometrics”) license agreements, Glucometrics is required to reimburse the Company for all of the legal and filing costs associated with prosecuting and maintaining the licensed patents. Payment of the accumulated patent costs is due following a financing transaction in excess of $500,000. As of April 30, 2011, Glucometrics had not achieved such a transaction. This balance was reclassed out of accounts receivable pending management’s evaluation of Glucometrics’ compliance with the license agreement and efforts to raise capital. On January 14, 2011, the Company notified the management of Glucometrics of its intent to terminate the license agreement for their failure to cure their material breach of the licensing contract. Glucometrics is currently involved in a corporate restructuring in order to receive external funding for continued development of their glucose monitoring technology. As a condition of entering into a new license agreement with the newly formed corporation, all patent costs paid to date must be reimbursed with the funds invested. As of April 30, 2011 the Company has accrued $82,522 in reimbursable patent costs, up from the $65,895 balance in Accounts receivable as of April 30, 2010.

The Company recognizes an impairment charge when the decline in the estimated fair value of an asset below the amortized cost is determined to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the duration of time and the severity to which the fair value has been less than our amortized cost and any adverse changes in the investees’ financial condition. Management reviewed the financial condition of Glucometrics as of April 30, 2010 and evaluated the company’s business plan for the next fiscal year and determined the decline in the estimated fair value of our investment in Glucometrics is impaired and the impairment is not temporary.  Due to the tightening of the credit markets and Glucometrics’ inability to raise sufficient cash for operations in the capital markets, we concluded the company’s ability to continue as a going concern was a significant risk. In the fourth quarter of 2010, we recorded an impairment charge of $114,193, which reduced its carrying value to $0, as a non-operating Other Loss.

Accrued liabilities—Accrued liabilities consist of the following:

	April 30, 2011	April 30, 2010
409A tax liability	$532,350	$-
Employee related	493,640	254,485
Clinical trial related	150,000	135,276
Other	74,583	62,932
Professional services	-	391,210
	$1,250,573	$843,903

NOTE D—NOTES PAYABLE

The following table summarizes our outstanding notes payable as of April 30:

	April 30, 2011	April 30, 2010
Note payable	$6,917,700	$48,983
Convertible notes payable	7,195	15,903
	6,924,895	64,886
Less: Unaccreted premium	(2,417,965)	(5,725)
	$4,506,930	$59,161

On October 12, 2010 the Company entered into a Note Purchase Agreement, as amended on December 29, 2010, with JP SPC 1 Vatea Segregated Portfolio ("Vatea Fund") whereby it agreed to issue and sell to Vatea Fund an aggregate of $5,000,000 of senior unsecured promissory notes (the "Notes"), on or before April 30, 2011.  The Notes will mature on October 31, 2013, unless the holders of a majority of the Notes consent in writing to a later maturity date.  Interest does not accrue on the outstanding principal balance of the Notes (other than following the maturity date or earlier acceleration).  Instead, on the maturity date, the Company must pay the holders of the Notes a final payment premium aggregating $3,000,000, in addition to the principal balance then otherwise outstanding under the Notes.  The Notes provide that the Company has the option, at its sole discretion and without penalty, to prepay the outstanding balance under the Notes plus the amount of the final payment premium prior to the maturity date. In addition, the holders of majority of the Notes may request that the Company prepay the Notes in an amount equal to the proceeds of any subsequent closings under the Securities Purchase Agreement, as further described in Note G.

Promissory notes issued under the Note Purchase Agreement as of April 30, 2011 are summarized in the table below:

Date issued	Note principal	Final payment premium	Effective interest rate
November 10, 2010	$600,000	$360,000	15.68%
December 20, 2010	1,000,000	600,000	16.29%
January 26, 2011	400,000	240,000	16.89%
March 2, 2011	100,000	60,000	17.50%
March 4, 2011	650,000	390,000	17.54%
March 11, 2011	111,000	66,600	17.66%
March 18, 2011	430,000	258,000	17.79%
March 29, 2011	210,000	126,000	18.00%
April 5, 2011	100,000	60,000	18.14%
April 29, 2011	700,000	420,000	18.62%

	$4,301,000	$2,580,600

Interest accreted on these notes was $162,635 for the year ended April 30, 2011.

In November 2010, the Company financed its annual commercial, product liability, and Director and Officer insurance policy through the issuance of a short-term note payable. The note was in the amount of $88,700 with a ten-month term and 6.99% interest. Interest expense was $2,340 for the year ended April 30, 2011.

In November 2009, the Company financed its annual commercial, product liability, and Director and Officer insurance policy through the issuance of a short-term note payable. The note was in the amount of $96,563 with a ten-month term and 6.99% interest. Interest expense was $859 for the year ended April 30, 2011.

In 2008 the Company issued $20,282,532 five-year convertible debentures. These notes were issued at a 55% discount and were convertible into common shares at $3.705 per share. As part of the financing agreement, the Company also issued five-year warrants with an exercise price of $3.705. In accordance with ASC815-40-05, the Company valued the embedded conversion feature and warrants utilizing the Black-Scholes valuation model. As of April 30, 2011 and April 30, 2010, the outstanding notes had a principal balance of $7,195 and $15,903 and unamortized discounts of $0 and $5,725, respectively.

NOTE E—INTANGIBLE ASSETS

The following table summarizes our intangible assets as of April 30, 2011:

		Weighted			Carrying Value
		Average			(Net of
		Amortization			Impairments and
		Period (in		Accumulated	Accumulated
Asset Category	Value Assigned	Years)	Impairments	Amortization	Amortization)

Patents	$566,564	10.1	$(202,934)	$(214,840)	$148,790
License Rights	558,532	17.6	(68,602)	(63,395)	426,535
Trademarks	155,134	N/A	(30,508)	-	124,626
Total	$1,280,230		$(302,044)	$(278,235)	$699,951

The following table summarizes our intangible assets as of April 30, 2010:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$434,612	12.6	$-	$(111,363)	$323,249
License Rights	519,353	18.6	-	(38,042)	481,311
Trademarks	103,150	N/A	-	-	103,150

Total	$1,057,115		$-	$(149,405)	$907,710

For the years ended April 30, 2011 and 2010, the aggregate amortization expense on the above intangibles was approximately $128,829 and $48,265, respectively. The following table summarizes the aggregate amortization expense over the remaining life of the patents and license rights as of April 30, 2011:

Year ending April 30,	Amount
2012	$38,023
2013	38,023
2014	36,394
2015	37,117
2016	33,845
Therafter	391,924
$575,325

Patents and License Rights—The Company currently holds, has filed for, or owns exclusive rights to, US and worldwide patents covering 13 various methods and uses of our PFC technology. We capitalize amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of our patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter.

During the fourth quarter of fiscal 2011, the Company recorded a non-cash impairment charge of approximately $59,000, the net carrying value of certain patent assets to their estimated fair value, which was determined based on the Company’s development strategy for fiscal years 2012 and 2013. These asset impairment charges primarily related to the Company's wound device product candidates which were determined not to be a core component of the Company’s development strategy. The Company will continue to seek a partner to utilize this technology and develop a commercial product candidate under a license agreement, joint venture, or other arrangement whereby the costs and risks of development will be transferred to a third party. Additionally, during the fourth quarter of fiscal 2011, the Company performed a comprehensive review of its patent portfolio and identified multiple instances in which the technology covered in a patent application was adequately protected under an existing patent application. As of April 30, 2011, the Company recorded an impairment charge of approximately $212,000 for these withdrawn or abandoned patent applications.

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

The Company completed its annual impairment test of indefinite-lived intangible assets during the fourth quarter of fiscal 2011.  Due to changes in the Company’s product development strategy and revised expectations regarding future net sales generated from the use of certain trademarks, the Company determined that their carrying values exceeded the estimated fair value by approximately $18,000, predominantly in the wound device product category. Additionally, during the fourth quarter of fiscal 2011, the Company wrote-off approximately $13,000 of capitalized costs for trademark applications that were withdrawn or abandoned during the year.

NOTE F—SEGMENT REPORTING

In the Company’s operation of its business, management, including its chief operating decision maker, the Company’s Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with GAAP.

The Company operates in a single market consisting of the design, development, marketing, sales and support of its Dermacyte® cosmetic segment. The Company's commercial revenues are derived from sales of the Dermacyte line of topical cosmetic products in the United States and Europe. The Company does not engage in intercompany revenue transfers between segments.

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

Net revenues and segment profit, classified by the Company's reportable segments are as follows:

	Year ended April 30,
	2011	2010
Product revenue
Europe	$220,767	$-
United States	101,582	47,386
Total product revenue	$322,349	$47,386

Segment loss (income)
Europe	$(17,406)	$-
United States	831,529	274,751
Unallocated expenses
General and administrative	7,066,841	6,952,036
Research and development	2,681,713	2,974,709
Net interest and other expense (income)	(114,381)	305,880
Net loss	$10,448,296	$10,507,376

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation may be included with various other costs in an overhead allocation to each segment and it is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

NOTE G—STOCKHOLDERS’ EQUITY

Preferred Stock

Our Certificate of Incorporation authorizes us to issue 400,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of undesignated par value preferred stock. As of April 30, 2011 and 2010, there were no shares of preferred stock issued or outstanding.

Common Stock

During the year ended April 30, 2011:

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

(5)	The Company issued 20,868 shares of its common stock as compensation to its officers. These shares had a fair value at the grant date of $59,409.
(6)	As further discussed below, the Company recorded $127,220 for the computed fair value of options issued to employees, nonemployee directors, and consultants.

During the year ended April 30, 2010:

(1)
The Company received $10,167,000 (net of closing costs) from the issuance of 3,066,667 shares of common stock as part of the Securities Purchase Agreement with Vatea Fund. An additional 146,667 shares of common stock were issued as compensation for services provided in closing the Securities Purchase Agreement.

(2)	The Company received $57,625 from the exercise of 29,001 option shares of common stock.
(3)
The Company issued 90,682 shares of common stock for the conversion of notes payable with a gross carrying value of $335,977, at a conversion price of $3.705 per share. These notes included a discount totaling $152,220, and thus had a net carrying value of $183,757. The unamortized discount of $152,220 was recognized as interest expense upon conversion.

(4)	The Company issued 19,858 shares of its common stock as compensation to its Chief Executive Officer. These shares had a fair value at grant date of $102,843.
(5)	The Company issued shares of common stock to its employees as bonus compensation. The Company recognized $5,135 in additional compensation expense for the fair value of the issued shares.
(6)	The company recorded $853,570 for the computed fair value of options issued to employees, nonemployee directors, and consultants.
(7)	The company recorded $89,013 for the computed fair value of 37,538 warrants issued to a consultant.
(8)	The Company extended the term for 151,111 outstanding warrants. The Company recorded $256,181 as additional compensation cost for the computed fair value of the modification.
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

Warrants

During the year ended April 30, 2011, the Company issued 732,758 warrants as part of the Offering. The following table summarizes the Company’s warrant activity for the year ended April 30, 2011:

	Warrants	Weighted Average Exercise Price
Outstanding at April 30, 2009	8,067,514	$3.75
Granted	57,539	5.72
Exercised	-	-
Cancelled	(4,727,564)	3.70
Forfeited	(75,335)	6.02
Outstanding at April 30, 2010	3,322,154	$3.89
Granted	732,758	5.32
Exercised	-	-
Cancelled	-	-
Forfeited	(618,119)	4.62
Other	144,554 (1)	2.90	(1)
Outstanding at April 30, 2011	3,581,347	$3.90

(1)
Pursant to the provisions of Subsequent Equity Sales anti dilution clause, the exercise price has been reduced to the base share price of the registered direct offereing on May 7, 2010.  The number of warrant shares associated with these warrants have been increased so that the aggregate price of the outstanding warrants stay the same.

Stock Options

1999 Amended Stock Plan

In October 2000, we adopted the 1999 Stock Plan (the “Plan”), as amended and restated on June 17, 2008. Under the Plan, with the approval of the Compensation Committee of the Board of Directors, we may grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. Stock options granted under the Plan may be either incentive stock options (“ISOs”), or nonqualified stock options (“NSOs”). ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the Plan may be granted with a term of up to ten years and at prices no less than fair market value for ISOs and no less than 85% of the fair market value for NSOs. To date, stock options granted generally vest over one to three years and vest at a rate of 34% upon the first anniversary of the vesting commencement date and 33% on each anniversary thereafter.  As of April 30, 2011 we had 243,832 shares of common stock available for grant under the Plan.

Option activity under the Plan is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Shares reserved at inception	266,667
Options granted	(447,007)	447,007	$3.25
Options exercised		(3,667)	$2.22	$23,607	(1)
Options cancelled	97,055	(87,671)	$2.48

Balances, at April 30, 2008	(83,285)	355,669
Additional shares reserved	533,333
Options granted	(104,000)	104,000	$5.30
Options exercised	-	(9,121)	$1.80	$15,141	(1)
Options cancelled	5,212	(5,212)	$1.80

Balances, at April 30, 2009	351,260	445,336
Options granted	(252,170)	252,170	$5.61
Options exercised	-	(29,000)	$1.99	$115,370	(1)
Options cancelled	83,334	(83,334)	$3.35

Balances, at April 30, 2010	182,424	585,172
Options granted	(60,345)	60,345	$2.49
Restricted stock granted	(7,500)
Options exercised		(1,193)	$1.69	$1,436	(1)
Options cancelled	129,253	(129,253)	$4.22

Balances, at April 30, 2011	243,832	515,071	$4.54	$2,660	(2)

(1)	Amounts represent the difference between the exercise price and fair value of Oxygen Biotherapeutics’ stock at the time of exercise.
(2)
Amount represents the difference between the exercise price and $1.77, the closing price of Oxygen Biotherapeutics’ stock on April 30, 2011, as reported on The NASDAQ Capital Market, for all in-the-money options outstanding.

Other Stock Options

In the past, the Company issued options outside the 1999 Amended Stock Plan. These options were granted to outside consultants and directors and had exercise prices ranging between $3.68 and $4.50 with 3 to 10 year terms. During the year ended April 30, 2011, a holder of 3,333 non-qualified options exercised the option using the cashless exercise provision in the option contract. The Company issued 825 shares of common stock and cancelled the remaining 2,508 option shares.  As of April 30, 2011, there were 266,667 non-qualified options outstanding.

The following table summarizes all options outstanding at April 30, 2011:

	Options Outstanding at April 30, 2011		Options Exercisable and Vested at April 30, 2011
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price
$1.35 to $3.53	144,345	4.6	127,844	$2.75
$3.60 to $3.68	340,001	7.2	340,001	$3.68
$3.78 to $5.18	147,835	2.6	145,502	$4.62
$5.58 to $10.80	149,557	2.7	145,110	$6.63

	781,738	5.0	758,457	$4.27

The following table summarizes options outstanding that have vested and are expected to vest based on options outstanding as of April 30, 2011:

	Number of Option Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life (Years)
Vested	758,457	$4.27	$2,660	4.9
Vested and expected to vest	776,361	$4.25	$2,660	5.0

(1)
Amount represents the difference between the exercise price and $1.77, the closing price of Oxygen Biotherapeutics’ stock on April 30, 2011, as reported on The NASDAQ Capital Market, for all in-the-money options outstanding.

The weighted-average grant-date fair value of options granted was $2.49 in 2011 and $3.67 in 2010.

The total fair value of options that vested during the years ended April 30, 2011 and 2010 was approximately $123,000 and $913,000, respectively.

As of April 30, 2011, there were unrecognized compensation costs of approximately $24,000 related to non-vested stock option awards granted after May 1, 2004 that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.2 years.

Other Information Related to Stock Options and Warrants

We received $0 and $57,625 in cash from sales of shares through our equity plan for the years ended April 30, 2011 and 2010, respectively.

NOTE H—STOCK-BASED COMPENSATION FOR EMPLOYEES

The following table summarizes the stock-based compensation expense for stock options and our employee stock purchase plan that we recorded in the condensed statements of operations in accordance with ASC 718 for the years ended April 30, 2011 and 2010, respectively:

	For the year ended April 30,
	2011	2010

General and administrative	$89,429	$812,996
Research and development	19,428	40,574
	$108,857	$853,570

We used the following assumptions to estimate the fair value of options granted under our stock option plans for the years ended December 31, 2011and 2010:

	For the year ended April 30,
	2011	2010

Risk-free interest rate (weighted average)	2.08%	1.71%
Expected volatility (weighted average)	83.89%	98.11%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of our stock options.
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
Forfeitures
As stock-based compensation expense recognized in the condensed consolidated statement of operations for the years ended 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

NOTE I—COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases its laboratory space under an operating lease that includes fixed annual increases and expires in July 2015. The Company leases its office space under an operating lease that includes fixed annual increases and expires in February 2016. Total rent expense for the two leases was $343,129 and $249,240 for the year ended April 30, 2011 and 2010, respectively.

The future minimum payments for the long-term, non-cancelable lease are as follows:

Year ending April 30,
2012	$273,852
2013	276,909
2014	280,074
2015	283,299
2016	137,949

$1,252,083

The Company sublets a portion of its lab facility in California to an unrelated third party. In November 2010, the tenant notified the Company of their intent to terminate their sublease, effective January 1, 2011. For the years ended April 30, 2011 and 2010, the Company recorded $54,953 and $77,435, respectively, as other income for the rents received under the sublease agreement.

Agreement with Virginia Commonwealth University—In May 2008 the Company entered into a license agreement with Virginia Commonwealth University ("Licensor", "VCU") whereby it obtained a worldwide, exclusive license to valid claims under three of the Licensor's patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications unless we elect to terminate the agreement prior to patent expiration. Under the agreement the Company has an obligation to diligently pursue product development and pursue, at our own expense, prosecution of the patent applications covered by the agreement. As part of the agreement, the Company is required to pay to VCU nonrefundable payments upon achieving development and regulatory milestones. As of April 30, 2011, the Company has not met any of the developmental milestones.

The agreement with VCU also requires the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, we must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. We have paid $70,000 in royalty fees for each of the years ended April 30, 2011 and 2010.

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

Litigation—The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements. At April 30, 2011 the Company is not a party to any litigation matters.

Registration Requirement- As further described in Note D, warrants and convertible notes issued during the year ended April 30, 2008 are subject to a requirement that the Company file a registration statement with the SEC to register the underlying shares, and that it be declared effective on or before January 9, 2009. In the event that the Company does not have an effective registration statement as of that date, or if at some future date the registration ceases to be effective, then the Company is obligated to pay liquidated damages to each holder in the amount of 1% of the aggregate market value of the stock, as measured on January 9, 2009 or at the date the registration statement ceases to be effective. As an additional remedy for non-registration of the shares, the holders would also receive the option of a cashless exercise of their warrant or conversion shares. As of April 30, 2011, approximately 57,069 of these warrants are subject to the registration requirement. ASC 825-20, Financial Instruments, Registration Payment Arrangements, provides guidance to proper recognition, measurement, and classification of certain freestanding financial instruments that are indexed to, and potentially settled in, any entity's own stock. If an issuer does not control the form of settlement, an instrument is classified as an asset or liability. An issuer is deemed to "control the settlement" if it has both the contractual right to settle in equity shares and the ability to deliver equity shares. ASC 825-20-25 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with ASC 450, Accounting for Contingencies.

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

In February 2011, after management conducted a preliminary, limited scope review of certain of the Company’s stock option granting practices, the Audit Committee commenced a voluntary, independent investigation of the Company’s historical stock option granting practices and related accounting during the period from February 1998 through April 2009. The Company’s outside legal counsel assisted the Audit Committee in this investigation. As of April 30, 2011, none of the Company’s current officers or directors have exercised any of the potentially non-compliant options.

The primary adverse tax consequence of Section 409A non-compliance is that the holders of non-compliant options are taxed on the value of such options as they vest, and annually thereafter until they are exercised.   In addition to ordinary income taxes, holders of non-compliant options are subject to a 20% penalty tax under Section 409A (and, as applicable, similar excise taxes under state laws). Because virtually all holders of stock options granted by the Company were not involved in or aware that the pricing and/or modification of their options raised these issues, the Company intends to take actions to address certain of the adverse tax consequences that may apply to these holders. In addition, on March 17, 2011 the Company entered into indemnification agreements with its executive officers that indemnify those officers from potential Section 409A tax liabilities arising from their prior option awards,

In addition to adverse consequences for option holders, the Company has determined that certain payroll taxes, interest and penalties may apply to the Company under various sections of the IRC (and, as applicable similar state and foreign tax statutes) related to the potential Section 409A non-compliance.  As of April 30, 2011, the Company has accrued approximately $550,000, which represents the Company’s best estimate of the potential liability, in other current liabilities for the contingent liability. The Company’s investigation of the matter is still on-going and there exists the possibility of adverse outcomes that the Company estimates could reach approximately $500,000 beyond our recorded amount.

NOTE J—401(k) BENEFIT PLAN

The Company sponsors a 401(k) Retirement Savings Plan (the Plan) for all eligible employees. Full-time employees over the age of 18 are eligible to participate in the Plan after 90 days of continuous employment. Participants may elect to defer earnings into the Plan up to the annual IRS limits and the Company provides a matching contribution up to 5% of the participants’ annual salary in accordance with the Plan documents. The Plan is managed by a third-party trustee. For the period ended April 30, 2011 and 2010, the Company recorded $71,517 and $32,471 respectively, for matching contributions expense.

NOTE K—INCOME TAXES

The Company has not recorded any income tax expense for the periods ended April 30, 2011 and 2010 due to our history of operating losses.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% to net income tax expenses (benefit) for the years ended April 30, 2011 and 2010 is as follows:

	April 30,
	2011	2010
U.S. federal taxes (benefit) at statutory rate	$(3,552,421)	$(3,572,505)
Interest expense	-	(1,077,865)
Stock compensation expense	43,255	290,214
Others	270,400	189,213
Change in valuation allowance	3,238,766	4,170,943
	$-	$-

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax assets are as follows:

	April 30,
Deferred tax assets	2011	2010
Net operating loss carryforwards	$21,101,227	$19,401,438
Interest	-	6,173,791
Accruals and others	298,026	223,841
Depreciation and amortization	(15,773)	(23,599)
Total deferred tax assets	21,383,480	25,775,471
Less: Valuation allowance	(21,383,480)	(25,775,471)
Net deferred tax assets	$-	$-

At April 30, 2011 and 2010 the Company had net operating loss carry forwards of approximately $62.1 million and $52.5 million available to reduce future taxable income, if any, for Federal and California state income tax purposes, respectively. The net operating loss carry forwards expire between 2011 and 2026, and valuation allowances have been provided.

Utilization of the net operating loss carry forward may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of the net operating loss before utilization.

The Company adopted ASC 740-10 on May 1, 2007. As of April 30, 2011, it had no unrecognized tax benefits and does not expect any material change during the next year. As of April 30, 2011, the Company has not recorded any interest or penalties under this pronouncement.

Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain income tax positions at April 30, 2011.

The Company files U.S. and state income tax returns with varying statutes of limitations. The tax years 1996 forward remain open to examination due to the carryover of unused net operating losses or tax credits.

NOTE L—SUBSEQUENT EVENTS

Transactions with Vatea Fund

On October 12, 2010 the Company entered into a Note Purchase Agreement, as amended on December 29, 2010, with Vatea Fund whereby it agreed to issue and sell to Vatea Fund an aggregate of $5,000,000 of senior unsecured promissory notes (the “Notes”) on or before April 30, 2011.  The Notes will mature on October 31, 2013, unless the holders of a majority of the Notes consent in writing to a later maturity date.  Interest does not accrue on the outstanding principal balance of the Notes (other than following the maturity date or earlier acceleration).  Instead, on the maturity date, the Company must pay the holders of the Notes a final payment premium aggregating $3,000,000, in addition to the principal balance then otherwise outstanding under the Notes.  The Notes provide that the Company has the option, at its sole discretion and without penalty, to prepay the outstanding balance under the Notes plus the amount of the final payment premium prior to the maturity date.  In addition, the holders of majority of the Notes may request that the Company prepay the Notes in an amount equal to the proceeds of any subsequent closings under the Securities Purchase Agreement. The following table summarizes additional promissory notes issued under the Note Purchase Agreement after April 30, 2011:

Date issued	Note principal	Final payment premium	Effective interest rate
May 9, 2011	400,000	240,000	18.83%
May 20, 2011	100,000	60,000	19.06%
May 23, 2011	200,000	120,000	19.12%

	$700,000	$420,000

Convertible Note Offering

On June 29, 2011 and July 1, 2011 the Company closed a convertible note offering pursuant to which it sold to certain investors, including OXBT Fund, notes convertible into 2,172,949 shares of common stock at $2.255 per share and warrants to purchase 724,317 shares of common stock with an exercise price of $2.15 per share, warrants to purchase 724,316 shares of common stock with an exercise price of $2.60 per share, and warrants to purchase 724,316 shares of common stock with an exercise price of $2.85 per share. Mr. Gregory Pepin, a member of the Company's Board of Directors, currently acts as an investment manager for the newly created OXBT Fund. The financing provided approximately $4.5 million in net proceeds to us after deducting the placement agent fee and offering expenses.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K.  Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of April 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

From time to time, we may review and make changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal control over financial reporting and which do not have a material effect on our overall internal control over financial reporting.  During the three months ended April 30, 2011, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2011.  In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 30, 2011.

ITEM 9B—OTHER INFORMATION

There is no information to report under this item for the quarter ended April 30, 2011.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1) The financial statements and information listed below are included in this report in Part II, Item 8.

●	Reports of Independent Registered Public Accounting Firm.

●	Balance Sheets as of April 30, 2011 and 2010.

●	Statements of Operations for each of the two years ended April 30, 2011 and April 30, 2010 and for the period May 26, 1967 (Date of Inception) to April 30, 2011.

●	Statements of Stockholders’ Equity (Deficit) for each of the two years ended April 30, 2011 and April 30, 2010 and for the period May 26, 1967 (Date of Inception) to April 30, 2009.

●	Statements of Cash Flows for each of the two years ended April 30, 2011 and April 30, 2010 and for the period May 26, 1967 (Date of Inception) to April 30, 2011.

●	Notes to the Financial Statements.

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

OXYGEN BIOTHERAPEUTICS, INC.

Date: July 14, 2011	By:	/s/Chris J. Stern
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

Name	Title	Date

/s/ Chris J. Stern	Chairman and Chief Executive Officer	July 14, 2011
Chris J. Stern	(Principal Executive Officer)

/s/ Michael B. Jebsen	Chief Financial Officer	July 14, 2011
Michael B. Jebsen	(Principal Financial Officer and Principal Accounting Officer)

/s/ J. Melville Engle	Director	July 14, 2011
J. Melville Engle

/s/ Richard Kiral	Director	July 14, 2011
Richard Kiral

/s/ Gregory Pepin	Director	July 14, 2011
Gregory Pepin

/s/ Rene A. Eckert	Director	July 14, 2011
Rene A. Eckert

/s/ William A. Chatfield	Director	July 14, 2011
William A. Chatfield

/s/ Ronald R. Blanck	Director	July 14, 2011
Ronald R. Blanck, DO

EXHIBIT INDEX

Exhibit No.	Exhibits Required by Item 601 of Regulation S-K
2.1	Agreement and Plan of Merger dated April 28, 2008 (1)

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment of the Certificate of Incorporation (14)

3.3	Bylaws (1)

4.1	Specimen Stock Certificate (19)

10.1	Agreement with Leland C. Clark, Jr., Ph.D. dated November 20, 1992 with amendments, Assignment of Intellectual Property/ Employment (2)

10.2	Agreement between the Registrant and Keith R. Watson, Ph.D. Assignment of Invention (2)

10.3	Children’s Hospital Research Foundation License Agreement dated February 28, 2001 (2)

10.4	Exclusive License Agreement with Virginia Commonwealth University dated May 22, 2008 (9)

10.5	Amendment no. 1 to the Exclusive License Agreement with Virginia Commonwealth University Intellectual Property Foundation (10)

10.6	Amendment no. 2 to the Exclusive License Agreement with Virginia Commonwealth University Intellectual Property Foundation (10)

10.7	Agreement with Hospira to manufacture Oxycyte (8)

10.8	Exclusive Supply Agreement with Exfluor dated November 12, 2009 (10)

10.9	Master Agreement with Dermacyte Switzerland (18)

10.10	Amendment no. 1 to Master Agreement with Dermacyte Switzerland (18)

10.11	Form of Option issued to Executive Officers and Directors (2)

10.12	Form of Option issued to Employees (2)

10.13	Form of Warrant issued to Unsecured Note Holders 2006-2007 (3)

10.14	Form of Convertible Note – 2008 (4)

10.15	Form of Warrant issued to Convertible Note Holders (4)

10.16	Form of Purchase Agreement – US Purchase (without exhibits, which are included as exhibits 10.14 and 10.15, above) (4)

10.17	Form of Purchase Agreement – Non-US Purchase (without exhibits, which are included as exhibits 10.14 and 10.15, above) (4)

10.18	Form of Purchase Agreement – US Note Exchange (without exhibits, which are included as exhibits 10.14 and 10.15, above) (4)

10.19	Form of Purchase Agreement – Non-US Note Exchange (without exhibits, which are included as exhibits 10.14 and 10.15, above) (4)

10.20	Form of Warrant issued to Financing Consultants (5)

10.21	1999 Amended Stock Plan (amended 2008) (5)

10.22	Employment Agreement with Chris J. Stern dated February 1, 2009 (12)

10.23	Amended and Restated Employment Agreement with Chris J. Stern dated May 13, 2011*

10.24	Business Consultant Agreement with Institute for Efficient Management, Inc., as amended March 26, 2008 (5)

10.25	Engagement and Consulting Agreement with Bruce Spiess (5)

10.26	Engagement and Consulting Agreement with Gerald L. Klein (5)

10.27	Employment Agreement with Gerald L. Klein dated May 13, 2011*

10.28	Business Consultant Agreement with Edward Sitnik (8)

10.29	Business Consultant Agreement with J. Melville Engle (8)

10.30	Employment Agreement with Kirk Harrington (8)

10.31	Severance Agreement with Kirk Harrington (16)

10.32	Employment Agreement with Richard Kiral, restated February 1, 2009 (8)

10.33	Resignation of Employment and Consulting Agreement with Richard Kiral*

10.34	Employment Agreement with Michael B. Jebsen dated December 1, 2010 (16)

10.35	Amended and Restated Employment Agreement with Michael B. Jebsen dated May 19, 2011*

10.36	Form of Indemnification Agreement*

10.37	Description of Non-Employee Director Compensation (19)

10.38	Securities Purchase Agreement (including exhibits) between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio dated June 8, 2009 (6)

10.39	Amendment no. 1 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (11)

10.40	Amendment no. 2 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (12)

10.41	Form of Exchange Agreement dated July 20, 2009 (7)

10.42	Waiver—Convertible Note (10)

10.43	Amendment—Common Stock Purchase Warrant (10)

10.44	Form of Warrant for May 2010 Offering (13)

10.45	Form of Subscription Agreement for May 2010 Offering (13)

10.46	Warrant issued to Blaise Group International, Inc. (14)

10.47	Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (15)

10.48	Form of Promissory Note under Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (15)

10.49	First Amendment to Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (17)

10.50	Form of Convertible Note and Warrant Purchase Agreement (19)

10.51	Lease Agreement for North Carolina corporate office (18)

10.52	Standard Industrial Lease relating to OBI’s California facility (12)

23.1	Consent of Independent Registered Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

(1)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 30, 2008, and are incorporated herein by this reference.
(2)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 13, 2004, and are incorporated herein by this reference.
(3)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on September 6, 2006, and are incorporated herein by this reference.
(4)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 21, 2008, and are incorporated herein by this reference.
(5)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 13, 2008, and are incorporated herein by this reference.
(6)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 8, 2009, and is incorporated herein by this reference.
(7)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on July 21, 2009, and is incorporated herein by this reference.
(8)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 12, 2009, and are incorporated herein by this reference.
(9)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on September 22, 2008, and is incorporated herein by this reference.
(10)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 19, 2010, and are incorporated herein by this reference.
(11)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on September 2, 2009, and is incorporated herein by this reference.
(12)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on April 28, 2010, and are incorporated herein by this reference.
(13)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on May 4, 2010, and are incorporated herein by this reference.
(14)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on November 13, 2009, and are incorporated herein by reference.
(15)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on October 13, 2010, and are incorporated herein by this reference.
(16)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on December 9, 2010, and are incorporated herein by this reference.
(17)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on December 30, 2010, and is incorporated herein by this reference.
(18)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 21, 2011, and are incorporated herein by this reference.
(19)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on July 23, 2010, and are incorporated herein by this reference.
*	Filed herewith.