Form 10-K/A
period 2011-04-30
OXYGEN BIOTHERAPEUTICS, INC.
filed 2011-08-29
CIK 34956

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

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of August 19, 2011 was 23,770,501.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION

EXPLANATORY NOTE

The registrant filed an Annual Report on Form 10-K for the year ended April 30, 2011 (the “Form 10-K”) on July 15, 2011, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be subsequently filed with the Securities and Exchange Commission (the “Proxy Statement”). The registrant has determined to amend the Form 10-K to include such Part III information in this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”), rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.

Also included in this Form 10-K/A are (a) the signature page, (b) certifications required of the principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and (c) the Exhibit Index, which has been amended and restated in its entirety as set forth below solely to include the additional certifications. Because no financial statements are contained within this Form 10-K/A, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K, affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our other filings made with the Securities and Exchange Commission.

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

All references in this Annual Report to “Oxygen Biotherapeutics”, “we”, “our” and “us” means Oxygen Biotherapeutics, Inc.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth information as to each of our directors:

Name	Age	Position(s) with Oxygen Biotherapeutics, Inc.	Director Since

Rene A. Eckert	66	Interim Chairman	October 2009
J. Melville Engle	61	Director	March 2009
Gregory Pepin	28	Director	August 2009
William A. Chatfield	60	Director	October 2009
Ronald R. Blanck, DO	69	Director	December 2009

Rene A. Eckert has served as a director since October 2009 and as Interim Chairman since August 24, 2011. Mr. Eckert was Chairman, Chief Executive Officer and a Partner at Boehme Filatex Inc. of Reidsville, NC from 1981 to 2007. He started the specialty chemical company with two partners in 1981. They formed the company into a leading North American textile chemical corporation with subsidiaries in Canada and Mexico. In 2007, the corporation was sold to Dystar, an international dyestuff company.

Mr. Eckert brings to the Board extensive experience in the manufacturing, business development and strategic planning fields. His diverse qualifications benefit both the Board and the committees he serves upon.

J. Melville Engle has served as a director of Oxygen Biotherapeutics since March 2009. Mr. Engle has over 28 years experience in leading both large and small healthcare companies. Mr. Engle joined ThermoGenesis Corp. in April 2009 as the firm’s Chief Executive Officer.  In June 2009, he became a member of the Board of Directors and in December 2009 was named Chairman of the Board.  ThermoGenesis is a publicly traded enabling technology provider for the automation of stem cell processing and cryopreservation, and cell administration.  Prior to joining ThermoGenesis, Mr. Engle was Chief Executive Officer of Raydiance, Inc., a laser technology company from May 2008 to September 2008.  For six years he served as President and Chief Executive Officer of Dey LP, a $600 million specialty pharmaceutical company, and affiliate of Merck KGaA. While at Dey, he also held the position of Regional Director, North America, for the Merck Generics Group. The Merck Generics Group was sold to Mylan, Inc. in 2007.  Before Dey, he served as Chairman, President and Chief Executive Officer of Anika Therapeutics, Inc., a publicly traded biomaterials medical device company.  With reference to Anika, in 2002, the Securities and Exchange Commission advised Mr. Engle it intended to institute a cease and desist proceeding against him and others alleging violations of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934, and Rules 12b-20, 13a-1, and 13a-13 thereunder, which pertain to the filing of periodic reports without false or misleading statements, proper and accurate recording and accounting for revenue and financial transactions, and establishing and maintaining internal accounting control procedures and processes designed to correctly record and report financial information and prevent fraud. Without admitting or denying allegations, Mr. Engle agreed under a settlement offer to the entry of an order in January 2003 requiring him to cease and desist from committing or causing any future violations of the statutory provisions and rules noted above and Rule 13b2-1.  From 1980 to 1994, Mr. Engle held senior financial (CFO), regional management and sales positions at Allergan, Inc. Mr. Engle holds a B.S. in Accounting from the University of Colorado and an M.B.A. in Finance from the University of Southern California.  He was named Napa, California’s “Citizen of the Year” in January 2008 by the Napa Chamber of Commerce and State of California.

Mr. Engle’s strong financial background, developed through his leadership of other companies operating within our industry, qualifies him to serve on our Board and as our Lead Independent Director, as well as the Audit and Compliance, the Compensation and the Corporate Governance and Nominating Committees.

Gregory Pepin has served as a director since August 2009.  From July 2008 until April 2010, he was engaged as a Senior Vice President at Melixia SA, an investment management company based in Switzerland.  In that position he participated in the formation of Vatea Fund, one of our principal stockholders, and has served as a Managing Director of that fund since June 2009.  In May 2010, he co-founded EOS Investment, Ltd. (“EOS”), an investment company based in the Cayman Islands, which serves as investment manager of Vatea Fund, and as investment manager and managing director of OXBT Fund, a fund which holds convertible notes and warrants issued by us.  EOS serves as the investment manager and the managing director for two other funds that are not affiliated with us.  In May 2010, he co-founded Independent Wealth Management, SA, an investment management company based in Switzerland, and he has served as a financial analyst for the company since that time.  From September 2005 through the end of June 2008, Mr. Pepin was employed as a consultant in finance and insurance by Winter & Associates located in Paris, France.  In July 2005, Mr. Pepin earned the degree of Master of Science and Economy, Finance and Actuaries, from HEC Lausanne.

Mr. Pepin’s investment management experience and skills qualify him to serve on our Board and Development Committee, and provide the Board with valuable insight into the investment community.

William A. Chatfield has served as a director since October 2009. Mr. Chatfield most recently served as the Director of the U. S. Selective Service System from November of 2004 to May of 2009, having been nominated by President George W. Bush and confirmed by the U.S. Senate. He was directly responsible to the President for the management of the Selective Service System. His background includes more than 30 years of experience working with the executive and legislative branches of the Federal government.

We believe that Mr. Chatfield’s unique background working within the political framework of our government benefits the Board and the Corporate Governance and Nominating Committee.  Mr. Chatfield’s qualifications and experience also assist us in developing pathways for additional sources of funding through grants and other government sponsored programs.

Ronald R. Blanck, DO has served as a director since December 2009. Dr. Blanck has served as chairman of Martin, Blanck & Associates, a federal health services consulting firm based in Falls Church, VA since January 2010. He began his military career in 1968 as a medical officer and battalion surgeon in Vietnam, retiring 32 years later as a Lieutenant General and Surgeon General of the U.S. Army and commander of the U.S. Army Medical Command. He also served as commander of Walter Reed Medical Center and the North Atlantic Region Medical Command. His background also includes serving as president of the University of North Texas Health Science Center at Fort Worth.

Dr. Blanck brings to the Board an intimate knowledge of our military system and the unique health care challenges they face. As a director, Dr. Blanck has provided invaluable assistance to the Board as our company strives to bring innovative medical products to our wounded military men and women.

Executive Officers

The names of our current executive officers are listed below. Our executive officers are appointed by our Board of Directors to hold office until their successors are appointed.

Name	Age	Position
Michael B. Jebsen, CPA	40	Chief Financial Officer, Interim Chief Executive Officer and Executive Vice President Finance and Administration

Gerald Klein, MD	64	Chief Medical Officer

Michael B. Jebsen joined Oxygen as our Accounting Manager in April 2009, was elected Chief Financial Officer, Executive Vice President Finance and Administration, and Corporate Secretary in August 2009, and was appointed interim Chief Executive Officer on August 24, 2011.  Before joining us, he was an auditor with Grant Thornton, LLP from July 2003 through December 2005 and from April 2008 through April 2009. In addition, he held various positions, including Chief Ethics Officer, Senior Internal Auditor, and Senior Financial Analyst with RTI International, a non-profit research and development organization, from January 2006 to February 2008. Mr. Jebsen holds a Master of Science in Accounting from East Carolina University and is a Certified Public Accountant, licensed in North Carolina.

Dr. Gerald Klein has served as our Chief Medical Officer since June 2010.  He was a director of Oxygen from March 2008 until May 2010. Previously, he served as Vice President of Global Medical and Clinical Affairs and Chief Medical Officer for Talecris Biotherapeutics, headquartered in Research Triangle Park, North Carolina, since September 2005. His responsibilities there included global clinical development and medical affairs. For two years prior to September 2005, he was the Vice President of Medical Affairs and Clinical Research at Dey LP in Napa, California. Dr. Klein earned his medical degree from the University of Brussels Medical School in Belgium, and holds board certifications issued by the American Board of Pediatrics and the American Board of Allergy and Clinical Immunology. Dr. Klein completed his undergraduate work at the University of Florida and medical degree at the Free University of Brussels. He completed a pediatric residency at New Jersey College of Medicine and a fellowship in Allergy and Immunology at the University of California, Irvine. Dr. Klein practiced Allergy in San Diego County while on the faculty of the University CA, Irvine. He became a professor of Clinical Medicine and Pediatrics at that institution. While on the clinical faculty, Dr. Klein published numerous peer reviewed papers in allergy and asthma. He was also very active in national medical organizations as served on the Board of Regents of the American College of Allergy, Asthma, and Clinical Immunology. While in practice, Dr. Klein founded San Diego Clinical Research Associates, a site management organization that he sold to Research Across America, as well as founding SDCRA, a contract research organization which was sold to Quintiles. He then joined Quintiles, as a Sr. Vice President of clinical development. Dr. Klein spent four years there working on domestic as well as international clinical trials. After leaving Quintiles, Dr. Klein became an EVP at Clingenics, a combination of a CRO and pharmacogenomics company. During this time Dr. Klein founded Externa Pharmaceutical Company, where he served as CEO. Dr. Klein was recruited to Specialty Laboratory, a large commercial and central laboratory, where he served as VP of Clinical Trials. Dr. Klein, together with some former employees from Specialty Labs and Bay City Capital, founded Pathway Diagnostic and served as its executive vice president. He then moved to Napa, CA to join Dey LP as VP of Medical and Clinical Affairs in October 2003 and served there until September 2005 as described above.

Code of Ethics

We have adopted a Code of Ethics applicable to all of our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer, a copy of which will be provided to any person, free of charge, upon request. A request for a copy of the Code of Ethics should be in writing and sent to Oxygen Biotherapeutics, Inc., Attn: Corporate Secretary, ONE Copley Parkway, Suite 490, Morrisville, North Carolina 27560.

Audit and Compliance Committee

The Audit and Compliance Committee’s principal responsibilities include:

•	reviewing, evaluating, and discussing our financial statements and other financial information prepared on our behalf;

•	selecting, retaining, and monitoring the independence and performance of our outside auditors, including overseeing the audits of our financial statements and approving any non-audit services;

•
assisting the Board in fulfilling its oversight responsibilities, primarily through overseeing management’s conduct of our accounting and financial reporting process and systems of internal accounting and financial controls;

•	providing an avenue of communication among the outside auditors, management and the Board; and

•	preparing an annual report of the Audit Committee for inclusion in our proxy statement.

The members of the Audit and Compliance Committee are Messrs. Engle and Eckert and Dr. Blanck. Mr. Engle serves as chair of the Audit Committee. The Board of Directors has determined that Mr. Engle is an “audit committee financial expert” as defined by applicable SEC rules. The Audit Committee met six times in fiscal 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, our executive officers, and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which requires them to file reports with respect to their ownership of our common stock and their transactions in such common stock.

Based solely upon our review of the Section 16(a) reports in our records for fiscal 2011 transactions in our common stock, we believe that during the fiscal year ended April 30, 2011 the Company’s officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a), except that: 17 reports, covering a total of 17 transactions, were filed late by Mr. Stern; 12 reports, covering a total of 12 transactions, were filed late by Mr. Jebsen; and 11 reports, covering a total of 11 transactions, were filed late by Dr. Kiral.

ITEM 11—EXECUTIVE COMPENSATION

Summary of Compensation

The following table provides certain summary information concerning compensation earned for services rendered in all capacities to us for the fiscal years ended April 30, 2011 and 2010, by our Chief Executive Officer in fiscal 2011, our two other most highly compensated executive officers, and one former executive officer whom would have been one of our most highly compensated executive officers, but for the fact that he was not serving as an executive officer as of April 30, 2011 (“Named Executive Officers”). This information includes the dollar amount of base salaries, bonus awards, stock options and all other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan (2) (3)		Bonus	Stock Awards (1)		Option Awards (1)	All Other Compensation		Total
		($)	($)		($)	($)		($)	($)		($)

Chris J. Stern (7)	2011	300,000	130,980	(2)	-	29,113	(3)	-	9,600		469,693
Former Chairman and	2010	300,000	100,000		-	160,207		-	9,600		569,807
Chief Executive Officer

Dr. Richard Kiral	2011	235,917	-		-	-		29,443	29,383	(4)	294,743
Former President and	2010	247,000	80,275		-	43,225		74,041	9,600		454,141
Chief Operating Officer

Dr. Gerald Klein	2011	172,443	75,000	(2)	-	22,275	(6)	-	24,350	(5)	294,068
Chief Medical Officer

Michael B. Jebsen, CPA (8)	2011	210,000	70,000	(2)	-	-		42,720	9,600		332,320
Interim Chief Executive Officer, Secretary and Chief Financial Officer

(1)
The amounts in these columns reflect the aggregate grant date fair value of awards granted during the year computed in accordance with Financial Accounting Standards Board ASC Topic 718, Compensation — Stock Compensation. The assumptions made in determining the fair values of our stock and option awards are set forth in Note G to our Consolidated Financial Statements included in the our Form 10-K for the year ended April 30, 2011, filed with the SEC on July 15, 2011.

(2)
These payments were made based on achievement of milestones in accordance with Mr. Stern’s, Dr. Klein’s, and Mr. Jebsen’s employment agreements, which are described below in the section entitled “Employment Contracts.”

(3)
Represents the grant date fair value of the shares issued on a monthly basis as part of his annual compensation.  Mr. Stern’s annual compensation was paid in accordance with the terms of his employment agreement, which is described below in the section entitled “Employment Contracts.”

(4)
The amounts in this column include $20,583 in compensation earned in accordance with Dr. Kiral’s Consulting Agreement following his resignation on April 2, 2011, which is described below in the section entitled “Employment Contracts.”

(5)
The amounts in this column include $14,750 in cash compensation earned for the period Dr. Klein served as a non-employee Director. Effective May 30, 2010, Dr. Klein resigned from his role of Director and accepted the role of Chief Medical Officer.

(6)	Represents the grant date fair value of the shares issued in accordance with the terms of his employment agreement, which is described below in the section entitled “Employment Contracts.”
(7)	Mr. Stern ceased serving as our Chairman and Chief Executive Officer effective August 24, 2011.
(8)	Mr. Jebsen began serving as our Interim Chief Executive Officer, effective August 24, 2011.

Option Grants

In September 1999, our Board of Directors approved the 1999 Amended Stock Plan, which provided for the granting of incentive and nonstatutory stock options to employees and directors to purchase up to 266,667 shares of our common stock. The 1999 Amended Stock Plan was approved by stockholders on October 10, 2000. Options granted under the 1999 Amended Stock Plan are exercisable at various dates up to four years and have expiration periods of generally ten years. On June 17, 2008, our stockholders approved an amendment and restatement to the 1999 Amended Stock Plan to increase the number of shares of common stock available for awards under the plan from 266,667 to 800,000, to increase the maximum number of shares covered by awards granted under the 1999 Amended Stock Plan to an eligible participant from 266,667 to 333,333 shares, and to make additional technical changes to update the plan. Persons eligible to receive grants under the 1999 Amended Stock Plan consist of all of our employees, including executive officers and employee directors. As of April 30, 2011 and 2010, we had 515,071 and 585,172 outstanding options under the 1999 Amended Stock Plan, respectively. As of April 30, 2011 and 2010, there were 243,832 and 182,424, respectively, options available for grant under the 1999 Amended Stock Plan.

In addition, we have issued options outside the 1999 Amended Stock Plan. At April 30, 2011 the total number of options outstanding that were issued outside the 1999 Amended Stock Plan was 266,667 with a weighted average exercise price of $3.68.

The following table summarizes certain information as of April 30, 2011 concerning the stock options granted to the Named Executive Officers during the fiscal year ended April 30, 2011. No stock appreciation rights, restricted stock awards or long-term performance awards had been granted as of April 30, 2011.

Name	Grant Date	Number of Securities Underlying Options (1)	Exercise Price of Option ($/Sh)	Grant Date Fair Value of Option Awards ($)(2)

Chris J. Stern	-	-	-	-
Former Chairman and
Chief Executive Officer

Dr. Richard Kiral	5/1/2010	1,334	5.00	5,058
Former President and	6/1/2010	1,334	2.97	3,028
Chief Operating Officer	7/1/2010	1,334	2.89	2,934
	8/1/2010	1,334	2.74	2,767
	9/1/2010	1,334	3.04	3,058
	10/1/2010	1,334	2.53	2,552
	11/1/2010	1,334	2.11	2,132
	12/1/2010	1,334	2.15	2,142
	1/1/2011	1,334	1.92	1,881
	2/1/2011	1,334	2.05	2,003
	3/1/2011	1,334	1.93	1,888

Michael B. Jebsen, CPA	5/1/2010	667	5.00	2,529
Interim Chief Executive Officer, Secretary and	6/1/2010	667	2.97	1,514
Chief Financial Officer	7/1/2010	667	2.89	1,467
	8/1/2010	667	2.74	1,384
	8/13/2010	3,333	2.79	1,529
	9/1/2010	667	3.04	1,276
	10/1/2010	667	2.53	7,025
	11/1/2010	667	2.11	1,066
	12/1/2010	667	2.15	1,071
	12/1/2010	12,500	2.15	941
	1/1/2011	667	1.92	20,072
	2/1/2011	667	2.05	1,001
	3/1/2011	667	1.93	944
	4/1/2011	667	1.84	901

Dr. Gerald Klein	-	-	-	-
Chief Medical Officer

(1)	Each option listed in the table immediately vests and is exercisable over a ten-year period.

(2)
The amounts in this column reflects the aggregate grant date fair value of awards granted during the year computed in accordance with Financial Accounting Standards Board ASC Topic 718, Compensation — Stock Compensation. The assumptions made in determining the fair values of our option awards are set forth in Note G to our Consolidated Financial Statements included in the our Form 10-K for the year ended April 30, 2011, filed with the SEC on July 15, 2011.

Outstanding Equity Awards

The following table provides information about outstanding equity awards held by the Named Executive Officers as of April 30, 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (Exercisable)		Number of securities underlying unexercised options (Unexercisable)	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested
	(#)		(#)(1)	($/Sh)		(#)	($)

Chris J. Stern	66,667			3.68	11/20/2017
Former Chairman and	266,667			3.68	9/22/2018
Chief Executive Officer

Dr. Richard Kiral	5,000	(2)		4.50	2/1/2012
Former President and	5,000	(2)		2.25	2/1/2013
Chief Operating Officer	5,000	(2)		2.25	3/1/2014
	5,000	(2)		3.60	2/1/2015
	5,000	(2)		1.35	3/28/2016
	5,000	(2)		1.80	3/9/2017
	10,000	(2)		4.20	1/9/2018
	1,333	(2)		4.73	12/1/2018
	1,333			3.90	1/1/2019
	10,000	(2)		3.90	1/9/2019
	1,333			4.65	2/2/2019
	1,333			3.90	3/1/2019
	1,333			3.45	4/1/2019
	1,333			3.30	5/1/2019
	1,333			3.53	6/1/2019
	1,333			3.78	7/1/2019
	1,333			6.00	7/31/2019
	1,333			6.38	8/31/2019
	1,333			5.85	9/30/2019
	1,333			6.45	10/31/2019
	1,333			5.58	11/30/2019
	1,333			5.79	1/1/2020
	1,334			5.73	2/1/2020
	1,334			5.10	3/1/2020
	1,334			5.00	4/1/2020
	1,334			5.00	5/1/2020
	1,334			2.97	6/1/2020
	1,334			2.89	7/1/2020
	1,334			2.74	8/1/2020
	1,334			3.04	9/1/2020
	1,334			2.53	10/1/2020
	1,334			2.11	11/1/2020
	1,334			2.15	12/1/2020
	1,334			1.92	1/1/2021
	1,334			2.05	2/1/2021
	1,334			1.93	3/1/2021

	Option awards					Stock awards

Name	Number of securities underlying unexercised options (Exercisable)		Number of securities underlying unexercised options (Unexercisable)	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested
	(#)		(#)(1)	($/Sh)		(#)	($)

Michael B. Jebsen, CPA	667	(3)		6.15	7/20/2019
Interim Chief Executive Officer, Secretary	3,333			5.85	8/12/2019
and Chief Financial Officer	667			6.38	9/1/2019
	667			5.85	10/1/2019
	667			6.45	11/1/2019
	667			5.58	12/1/2019
	667			5.79	1/1/2020
	667			5.73	2/1/2020
	667			5.10	3/1/2020
	667			5.00	4/1/2020
	667			5.00	5/1/2020
	667			2.97	6/1/2020
	667			2.89	7/1/2020
	667			2.74	8/1/2020
	3,333			2.79	8/13/2020
	667			3.04	9/1/2020
	667			2.53	10/1/2020
	667			2.11	11/1/2020
	667			2.15	12/1/2020
	12,500			2.15	12/1/2020
	667			1.92	1/1/2021
	667			2.05	2/1/2021
	667			1.93	3/1/2021
	667			1.84	4/1/2021

Dr. Gerald Klein	20,000			4.50	9/24/2011
Chief Medical Officer

(1)
Except as otherwise noted, the option awards reflected in these columns vested immediately on the date of grant. The date of grant for each of these options is the date 10 years prior to the expiration date reflected in this table.

(2)
These options were granted with the following vesting schedule: 34% on the first anniversary of the grant date, 33% on the second anniversary of the grant date and 33% on the third anniversary of the grant date.

(3)	These options were granted with the following vesting schedule: 100% on the first anniversary of the grant date.

Employment Contracts

Contracts Applicable to Fiscal 2011

Chris Stern’s employment agreement that was effective during the fiscal year ended April 30, 2011 provided for automatic renewals on February 1 of each year for additional one-year terms, unless Mr. Stern terminated the agreement in advance of renewal or we gave Mr. Stern at least 120 days advance notice that we elected not to renew at the end of the then current term. Under the terms of the agreement Mr. Stern received as compensation an annual base salary of $300,000; a cash bonus equal to one percent of base salary for each two percent of our annual goals and/or milestones achieved, which are established annually by the Board of Directors; 934 shares of our restricted common stock issued monthly; fixed monthly automobile allowance of $800; and fixed payment to his company IFEM Management Consultants, Inc. (“IFEM”) of $2,500 per month for secretarial and related office support, and fixed payment of $500 per month if he chose not to participate in the company medical and dental benefits program. Mr. Stern would also receive four weeks paid vacation each year.

If prior to expiration of the agreement Mr. Stern ceased to be a director for any reason, he was entitled to receive $200,000 in cash and 6,667 restricted common shares. Furthermore, if Mr. Stern was terminated without cause or Mr. Stern terminated the agreement for good reason, then he was entitled to receive one-year of base salary, all bonuses then payable, and the economic value of the replacement cost for one-year of the other benefits under the agreement, and he had the right to exercise immediately all outstanding options, vested and unvested, on the terms set forth in the options he held, including “cashless exercise” through conversion of the options to common shares based on the difference between market price and exercise price.

For purposes of the agreement “cause” means willful misconduct, conflict of interest or breach of fiduciary duty or a material breach of any provision of the employment agreement, and “good reason” includes us giving notice to Mr. Stern we do not intend to renew the agreement at the end of the then current term, any person or group acquires 25% or more in the outstanding stock ownership, there is a change in a majority of the Board, there is a merger or sale of substantially all the assets, or there is a breach of certain terms of the agreement by us.

 In connection with the adoption of this agreement, we agreed that options previously issued to Mr. Stern to purchase 66,667 common shares at an exercise price of $3.675 per share and a three-year term are extended to November 2017, options to purchase 266,667 common shares at an exercise price of $3.675 per share and a three-year term are extended to September 2018, and all of the options are amended to allow for “cashless exercise” through conversion of the options to common shares based on the difference between market price and exercise price.

On December 7, 2010, we entered into an Employment Agreement with Michael Jebsen, our Chief Financial Officer, which was effective during the fiscal year ended April 30, 2011.  Pursuant to the agreement, Mr. Jebsen’s employment would be for an initial one-year term from December 1, 2010 through December 1, 2011, which would automatically renew for additional one-year terms unless Mr. Jebsen terminated the agreement in advance of the renewal date or we gave Mr. Jebsen at least 120 days advance notice that we elect not to renew for another term.

Under the agreement, Mr. Jebsen would receive as compensation (i) an annual base salary of $210,000, (ii) an annual cash bonus of $50,000 based on 100% achievement of annual goals (with no cap on the bonus for greater than 100% achievement of goals), (iii) an annual grant of options to purchase 12,500 shares of our common stock, (iv) a fixed monthly automobile allowance of $800, and (iv) participation in medical insurance, dental insurance, and other benefit plans on the same basis as our other officers. Additionally, Mr. Jebsen would receive a monthly grant of options to purchase 667 shares of our common stock as compensation for holding the position of Corporate Secretary.

The agreement provided that if Mr. Jebsen was terminated without cause, or if Mr. Jebsen terminated his employment for good reason, he would be entitled to receive (i) one-year of base salary, (ii) all bonuses then payable, and (iii) the economic value of the replacement cost for one-year of benefits under the agreement. Mr. Jebsen would also have had the right to exercise immediately all outstanding options, vested and unvested, on the terms set forth in the options he holds, including “cashless exercise” through conversion of the options to common shares based on the difference between market price and exercise price.

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

On March 21, 2011, we entered into indemnification agreements with each of Mr. Stern and Mr. Jebsen, which provide that in respect of acts or omissions occurring prior to such time as the executive officer ceases to serve as our officer and/or director the applicable executive officer will receive (i) indemnification and advancement of expenses to the executive officer to the extent provided under our Certificate of Incorporation and to the fullest extent permitted by applicable law and (ii) indemnification against any adverse tax consequences in connection with prior option awards that may have been non-compliant with Section 409A of the Internal Revenue Code of 1986, as amended (the “IRC”).

Dr. Richard Kiral served as Vice President of Product Development through much of fiscal year 2008 for which he was compensated at the rate of $167,000 per year and was paid additional compensation in the form of an automobile allowance, medical and dental coverage, participation in the Executive Bonus Plan, $200,000 life insurance paid for by the corporation and payable to a beneficiary named by the insured, and the grant of an option for 5,000 shares annually. Effective March 25, 2008, the Board appointed Dr. Kiral to serve as President and Chief Operating Officer of the Company. Dr. Kiral served in this capacity until his resignation on March 28, 2011.

Pursuant to an agreement executed on March 26, 2008 and restated February 1, 2009, Dr. Kiral’s employment with us was for an initial one-year term renewing February 1, 2009 and automatically renewing for an additional one-year term unless Dr. Kiral terminated the agreement in advance of the renewal or we gave Dr. Kiral at least 120 days advance notice that we elect not to renew for another term.

Under the agreement Dr. Kiral would have received as compensation an annual base salary of $247,000; a cash bonus equal to one percent of base salary for each two percent of our annual goals and/or milestones achieved, which were established annually by the Board of Directors; options to purchase approximately 1,333 common shares with the exercise price based on market value issued monthly; an annual grant of options to purchase 10,000 common shares with an exercise price based on market value; fixed monthly automobile allowance of $800; medical and dental insurance under plans for our other officers; and a right to participate in pension, retirement, insurance stock, and other plans established from time to time for the participation of all of our full-time employees. Dr. Kiral would have also received four weeks paid vacation each year.

Provided Dr. Kiral were still an executive officer, if prior to the expiration of his agreement Dr. Kiral ceased to be a director for any reason, he would have been entitled to receive $200,000 in cash and 6,667 restricted common shares. Furthermore, if Dr. Kiral were terminated without cause or Dr. Kiral terminated the agreement for good reason, then he would have been entitled to receive one-year of base salary, all bonuses then payable, and the economic value of the replacement cost for one-year benefits under the agreement, and he would have had the right to exercise immediately all outstanding options, vested and unvested on the terms set forth in the options he held, including “cashless exercise” through conversion of the options to common shares based on the difference between market price and exercise price.

For purposes of Dr. Kiral’s agreement “cause” meant willful misconduct, conflict of interest or breach of fiduciary duty or a material breach of any provision of the employment agreement, and “good reason” included us giving notice to Dr. Kiral that we did not intend to renew the agreement at the end of the then current term, any person or group acquired 25% or more in the outstanding stock ownership, there was a change in a majority of the Board, there was a merger or sale of substantially all the assets, or there was a breach of certain terms of the agreement by us.

On March 28, 2011, we entered into a Resignation of Employment and Consulting Agreement with Dr. Kiral (the “Resignation Agreement”) as a means to effectively transition Dr. Kiral's move into retirement in an orderly manner.  Under the Resignation Agreement, Dr. Kiral ceased to serve in his positions as our President and Chief Operating Officer, effective April 1, 2011, and agreed not stand for re-election to the Board of Directors at the 2011 Annual Meeting of Stockholders. However, under the Resignation Agreement, Dr. Kiral agreed to complete his term on the Board of Directors and will continue to provide services to us for another 24 months as an independent consultant based on fixed hourly fees.

Consistent with similar terms contained in Dr. Kiral’s employment agreement, the Resignation Agreement provides that Dr. Kiral will receive severance pay in an amount equal to his current annual salary of $247,000, payable in installments, and reimbursements for the costs of his COBRA coverage for one year. Upon ceasing to serve as a director, he will be entitled to receive a $200,000.00 payment, payable in four equal installments over a one-year period. The installment payments under the Resignation Agreement will accelerate in the event of a change in control.  The Resignation Agreement also provides that Dr. Kiral will be indemnified against any adverse tax consequences in connection with prior option awards that may have been non-compliant with Section 409A of the IRC.

Contracts Applicable to Fiscal 2012

On May 13, 2011, we entered into new employment agreements with Chris Stern and Gerald Klein, and on May 19, 2011, we entered into a new employment agreement with Michael Jebsen (each a “New Agreement”).  The New Agreements are effective for the fiscal year ending April 30, 2012.  On August 24, 2011, Mr. Stern’s employment as our Chief Executive Officer was terminated, which resulted in his immediate resignation from the Board. Mr. Stern was not paid any severance in connection with the termination of his employment or his departure from the Board.

Each New Agreement superseded all prior compensation arrangements with the applicable officer. The compensation paid under the New Agreements remained substantially unchanged from the prior arrangements, except that: (i) with respect to Mr. Stern and Mr. Jebsen, the equity distributions included under the New Agreements were revised, (ii) with respect to Mr. Jebsen and Dr. Klein, the bonus structure has been changed from a fixed fee to a success-based bonus payment, and (iii) Dr. Klein’s base salary was increased.

Pursuant to Mr. Stern’s New Agreement, he continued to receive as compensation (i) an annual base salary of $300,000, (ii) an annual cash bonus of 50% of his base salary, based on 100% achievement of annual goals (with no cap on the bonus for greater than 100% achievement of goals), (iii) a fixed monthly automobile allowance of $800, (iv) a fixed payment to Mr. Stern’s company, IFEM, of $2,500 per month for secretarial and related office support, and (v) participation in medical insurance, dental insurance, and other benefit plans on the same basis as our other officers, or, in lieu of such participation, a payment equal to our cost of providing medical and dental insurance to Mr. Stern. In addition to the foregoing, Mr. Stern was entitled to receive upon executing his New Agreement 100,000 shares of our restricted common stock, vesting quarterly over a three-year period, and was to receive an annual grant of 16,800 shares of our restricted common stock, vesting monthly over a 12-month period, which represented an increase of 3,800 shares annually from the prior agreement.

Pursuant to Mr. Jebsen’s New Agreement, he will continue to receive as compensation (i) an annual base salary of $210,000, (ii) a fixed monthly automobile allowance of $800, and (iii) participation in medical insurance, dental insurance, and other benefit plans on the same basis as our other officers. Under the New Agreement, Mr. Jebsen will now receive an annual cash bonus consisting of 50% of his base salary, based on 100% achievement of annual goals (with no cap on the bonus for greater than 100% achievement of goals). In addition to the foregoing, Mr. Jebsen will now receive annual grants totaling 8,600 shares of our restricted common stock, vesting over a 12-month period, of which 3,600 shares will only vest so long as he continues serving as our Corporate Secretary. These awards of restricted stock replace awards of stock options that were provided under Mr. Jebsen’s prior agreement.

Pursuant to Dr. Klein’s New Agreement, he will now receive an annual base salary of $240,000, which represents an increase of $55,000 from his prior base salary. He will also now receive an annual cash bonus of 50% of his base salary, based on 100% achievement of annual goals (with no cap on the bonus for greater than 100% achievement of goals). Dr. Klein will continue to receive as compensation (i) an annual grant of 7,500 shares of our restricted common stock, vesting monthly over a 12-month period, (ii) a fixed monthly automobile allowance of $800, and (iii) participation in medical insurance, dental insurance, and other benefit plans on the same basis as our other officers. In addition to the foregoing, Dr. Klein was entitled to receive upon executing his New Agreement an immediately vested option to purchase 40,000 shares of our common stock.

Each New Agreement (i) is effective for a one-year term, and automatically renews for additional one-year terms, unless the New Agreement is terminated in advance of renewal or either party gives notice at least 90 days prior to the end of the then current term of an intention not to renew, and (ii) provides that we will indemnify the applicable officer against any adverse tax consequences in connection with the New Agreement or any prior employment agreement that may result from any non-compliance with Section 409A of the IRC.

In addition, each New Agreement provides that if the applicable officer is terminated without cause, if the officer terminates his employment for good reason, or if we elect not to renew the New Agreement, the officer would be entitled to receive (i) one-year of base salary, (ii) an amount equal to the annual bonus that the officer would have received had 100% of goals been achieved, (iii) one-year of COBRA reimbursements or benefits payments, as applicable, and (iv) in the case of Mr. Stern, an additional payment of $40,000. Each officer’s entitlement to these payments is conditioned upon his execution of a release of claims.

Mr. Stern’s New Agreement also provided that if he was terminated as an officer for any reason, he would be deemed to have resigned from our Board, effective as of the date of his termination as an officer. If such termination as an officer was without cause, was by Mr. Stern for good reason, or was as a result of us electing not to renew the New Agreement, he would be entitled to receive an additional payment of $200,000 upon ceasing to serve on the Board. This replaced a provision of Mr. Stern’s prior agreement that entitled him to receive $200,000 in cash and 6,667 shares of common stock upon ceasing to be a director for any reason prior to expiration of the prior agreement. Mr. Stern did not receive any payment in connection with his departure from the Board on August 24, 2011.

For purposes of each New Agreement: (i) “cause” includes (a) a material breach of the New Agreement by the officer, (b) material misappropriation of our property, (c) material failure to comply with our policies, (d) use of illegal drugs or use of alcohol in a manner that interferes with the performance of the officer’s duties, (e) dishonest or illegal action that is materially detrimental to us, and (f) failure to disclose material conflicts of interest, and (ii) "good reason" includes (a) a material reduction in base salary, (b) a material reduction of the officer’s authority, duties or responsibility, (c) relocation of the officer’s employment by more than 50 miles, (d) a material breach of the New Agreement by us, or (e) a change in control of us, which means a change in the ownership or effective control of us or a change in the ownership of a substantial portion of our assets (each as defined in the Internal Revenue Service regulations under Section 409A); provided, however, that the replacement of two or more of our directors within a 12-month period by new directors not endorsed by a majority of the Board prior to their appointment will also constitute a change in control.

In connection with Mr. Jebsen’s appointment as interim Chief Executive Officer on August 24, 2011, we will enter into an amendment to Mr. Jebsen’s employment agreement that provides for additional compensation of $10,000 per month for each month that he serves as interim Chief Executive Officer.  Upon completion of his service as interim Chief Executive Officer, Mr. Jebsen will be eligible to receive a discretionary bonus based upon his performance as interim Chief Executive Officer.

1999 Amended Stock Plan

Each of our named executive officers has equity awards under our 1999 Amended Stock Plan, which provide for accelerated vesting of such options under certain circumstances.  If a named executive officer is terminated other than as a result of his death or disability, his unvested options will terminate on the officer’s termination date and his vested options will remain exercisable until 3 months after the termination date.  If the named executive officer is terminated as a result of his death or disability, his unvested options will vest in full and remain exercisable until the first anniversary of such termination.

Additionally, upon a change of control, except as otherwise determined by the Board of Directors in its discretion, all options will become fully vested and exercisable.  For this purpose, a “change of control” means:  (i) the acquisition of shares of our stock representing fifty percent (50%) or more of the combined voting power of the our shares entitled to vote on the election of directors; (ii) the consummation of a merger, share exchange, consolidation or reorganization involving us and any other company or other entity as a result of which less than fifty percent (50%) of the combined voting power of the surviving or resulting company or entity after such transaction is held in the aggregate by the holders of the combined voting power of our outstanding shares immediately prior to such transaction; (iii) the approval by our stockholders of an agreement for the sale or disposition by the Company of all or substantially all of our assets; or (iv) a change in the composition of the Board of Directors occurring within a two-year period, as a result of which fewer than a majority of directors were current directors.

Compensation of Directors

The following table summarizes the compensation paid to non-employee directors for the fiscal year ended April 30, 2011.

2011 Director Compensation

	Fees Earned or Paid	Option
	in Cash	Awards	Total
Director	($)	($)(1)	($)

J. Melville Engle	111,833	-	111,833
Gregory Pepin	78,000	-	78,000
Rene A. Eckert	85,500	-	85,500
William A. Chatfield	75,500	-	75,500
Ronald R. Blanck, DO	84,000	-	84,000

(1)	As of April 30, 2011, each non-employee director held an aggregate of 40,000 stock options.

During fiscal 2011, all of our non-employee directors were paid the following compensation for service on the Board and Board Committees:

•	An annual cash director fee in each fiscal year of $45,000 ($65,000 for our lead independent director), which was paid in equal monthly installments in arrears on the last day of each month;

•	A cash fee for attending each meeting of the Board in the amount of $4,000;

•	A cash fee for attending each committee meeting of which the Director is a member in the amount of $500; and

•	Reimbursement of travel and related expenses for attending Board and Committee meetings, as incurred.

In addition to the cash compensation described above, each non-employee director was granted a 40,000 stock option award on their initial nomination to the Board. The options may vest immediately or up to one year later, and are exercisable for a period of three years. We shall maintain an appropriate director’s and officer’s insurance policy at all times for our non-employee directors.

Effective May 1, 2011, the cash fees paid to our non-employee directors described above will instead be paid 50% in cash and 50% in restricted stock vesting over a three-year period.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders and Share Ownership by Management

The following table sets forth, as of August 16, 2011, the number and percentage of the outstanding shares of common stock and warrants and options that, according to the information supplied to us, were beneficially owned by (i) each person who is currently a director, (ii) each named executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Amount and
	Nature of
Beneficial Owner	Beneficial	Percent
Name and Address(1)	Ownership	of Class
Principal Stockholders

Vatea Fund, Segregated Portfolio	3,200,002	13.46%
Rue Du Borgeaud 10-B
Gland, Switzerland 1196
JP SPC3 OXBT FUND (2)	4,079,825	14.65%
Rue Du Mont-Blanc
Genva, Switzerland 1201

Officers and Directors

Chris J. Stern (3) (4)	377,318	1.59%
Dr. Richard Kiral (3)	99,356	*
J. Melville Engle (3)	40,000	*
Gregory Pepin (3) (5)	7,366,493	26.45%
Rene A. Eckert (3)	40,000	*
William A. Chatfield (3)	40,000	*
Ronald R. Blanck, DO (3)	40,000	*
Michael B. Jebsen, CPA (3)	34,554	*
Dr. Gerald Klein (3)	68,646	*
All officers and directors as a group (9 persons) (3)	8,106,367	29.11%

* Less than 1%

(1)	Unless otherwise noted, all addresses are in care of the Company at ONE Copley Parkway, Suite 490, Durham, North Carolina 27560.

(2)
Represents shares of common stock underlying a convertible note and warrants held by OXBT Fund, which are convertible or exercisable into shares of common stock within 60 days of August 16, 2011.  The note and warrants contain provisions that prohibit conversion or exercise, as applicable, of such instruments into common stock without prior stockholder approval if OXBT Fund, either individually or as part of a group, would own more than 19.99% of our common stock.

(3)
With respect to Mr. Stern, includes 333,334 shares of common stock subject to options exercisable within 60 days of August 16, 2011.

With respect to Dr. Kiral, includes 87,338 shares of common stock subject to options exercisable within 60 days of August 16, 2011.

With respect to Mr. Engle, includes 40,000 shares of common stock subject to options exercisable within 60 days of August 16, 2011.

With respect to Mr. Pepin, includes 40,000 shares of common stock subject to options exercisable within 60 days of August 16, 2011.

With respect to Mr. Eckert, includes 40,000 shares of common stock subject to options exercisable within 60 days of August 16, 2011.

With respect to Mr. Chatfield, includes 40,000 shares of common stock subject to options exercisable within 60 days of August 16, 2011.

With respect to Dr. Blanck, includes 40,000 shares of common stock subject to options exercisable within 60 days of August 16, 2011.

With respect to Mr. Jebsen, includes 31,173 shares of common stock subject to options exercisable within 60 days of August 16, 2011.

With respect to Dr. Klein, includes 60,000 shares of common stock subject to options exercisable within 60 days of August 16, 2011.

With respect to all officers and directors as a group, includes 711,845 shares of common stock subject to options exercisable within 60 days of August 16, 2011.

(4)	Mr. Stern ceased serving as our Chairman and Chief Executive Officer on August 24, 2011. Mr. Stern’s address is 9431 Oglebay Court, Raleigh, NC 27617.

(5)
Includes 3,200,002 shares of common stock held by Vatea Fund.  Mr. Pepin is a Managing Director for Vatea Fund, and consequently he may be deemed to be the beneficial owner of shares held by Vatea Fund. Also includes 4,079,825 shares of common stock underlying a convertible note and warrants held by OXBT Fund that are exercisable within 60 days of August 16, 2011.  Mr. Pepin is also a co-founder of EOS, an investment company, which serves as the Investment Manager and Managing Director for OXBT Fund, and consequently he may be deemed to be the beneficial owner of shares held by OXBT Fund. The note and warrants held by OXBT Fund contain provisions that prohibit conversion or exercise, as applicable, of such instruments into common stock without prior stockholder approval if OXBT Fund, either individually or as part of a group, would own more than 19.99% of our common stock.  Mr. Pepin disclaims beneficial ownership of the shares held by Vatea Fund and OXBT Fund except to the extent of his pecuniary interest therein.

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	515,071		$4.54	243,832
Equity compensation plans not approved by security holders (2)	266,667	(1)	$3.68	-

Total	781,738		$4.24	243,832

(1) This figure includes options issued to nonemployee directors and consultants under individual compensation arrangements.
(2) A description of the compensation agreements pursuant to this item is included in Note G of our Form 10-K filed July 15, 2011.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Securities Purchase Agreement with Vatea Fund

As discussed above, Mr. Pepin is a Managing Director to Vatea Fund, is a co-founder of EOS, which serves as investment manager to Vatea Fund, and was a Senior Vice President at Melixia until April 2010.

On June 8, 2009, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Vatea Fund. The Securities Purchase Agreement establishes milestones for the achievement of product development and regulatory targets and other objectives, after which Vatea Fund is required to purchase up to 4 million additional shares of common stock at a price of $3.75 per share. If a milestone is not achieved by its corresponding target date, then the date is automatically extended for three months. Thereafter, if a milestone is not achieved by its extended target date, we and Vatea Fund shall negotiate in good faith agreement on a new target date for the milestone, but if no agreement is reached within 30 days Vatea Fund has no obligation to purchase any shares with respect to that milestone should it subsequently be achieved. The obligation of Vatea Fund to purchase any additional shares upon achieving milestones ends for any milestones not achieved by September 30, 2011. Including the initial investment in July 2009, and assuming all milestones are achieved in a timely manner, the Securities Purchase Agreement provides for a maximum of 5,333,334 shares being sold for $20 million. The number of shares issued is subject to adjustment for stock dividends, stock splits, reverse stock splits, and similar transactions.

Under the terms of the Securities Purchase Agreement, on July 10, 2009, Vatea Fund purchased 1,333,334 shares of our restricted common stock at a price of $3.75 per share, or a total of $5 million.

In connection with the closing, we paid a consulting fee to Melixia for services provided as facilitating agent, which consisted of $500,000 in cash and 66,667 shares of restricted common stock valued at $350,002. We also paid $75,000 in fees to another consultant who assisted with the Securities Purchase Agreement.

On August 24, 2009, we agreed to accelerate the election of Mr. Pepin to the Board of Directors, under the terms of the Securities Purchase Agreement, to enhance our relationship with Vatea Fund.

On September 2, 2009, we and the Vatea Fund amended the Securities Purchase Agreement providing an alternative milestone schedule.

In August 2009, we received formal approval from Swissmedic to begin Phase II clinical trials of our Oxycyte product in Switzerland. The Swissmedic approval triggered the first milestone payment in the amended milestone schedule of the Securities Purchase Agreement. In accordance with the Securities Purchase Agreement, Vatea Fund was required to purchase an additional 1,600,000 shares of common stock at $3.75 per share, or $6,000,000, on or before December 10, 2009.

The initial partial closing occurred on October 29, 2009, pursuant to which 160,000 shares were delivered to Vatea Fund against payment to us of $600,000.

The second partial closing occurred on November 20, 2009, pursuant to which 640,000 shares were delivered to Vatea Fund against payment to us of $2.4 million.

The final closing occurred on December 9, 2009, pursuant to which 800,000 shares were delivered to Vatea Fund against payment to us of $3 million.

In connection with the three closings, we paid a consulting fee to Melixia for services provided as facilitating agent, which consisted of $600,000 in cash and 80,000 shares of restricted common stock valued at $412,000. We also paid $90,000 in fees to another consultant who assisted with the Agreement.

On April 23, 2010, we and Vatea Fund entered into a second amendment to the Securities Purchase Agreement. Under the second amendment, the parties agreed to modify two provisions of the Securities Purchase Agreement. The first modification was a change to the form of fees paid to the facilitating agent, Melixia. For all closings under the Securities Purchase Agreement occurring on or after April 23, 2010, cash fees will no longer be paid. Fees will be paid in the form of restricted shares of common stock, issued in an amount equal to 20% of the shares issued at each closing. The second modification changes the schedule of milestones. The new schedule includes a closing of $500,000 on or before April 30, 2010, another closing in the same amount on or before May 30, 2010, and a closing in the amount of $3,500,000 on the earlier of (1) closing of a license or sales agreement with an aggregate value in excess of $500,000 or (2) December 31, 2011. The remaining balance of $4,500,000 under the Agreement shall be paid upon achievement of the amended product development and regulatory milestones.

On April 26, 2010, in accordance with the second amendment of the agreement, we received $500,000 and issued 133,334 shares to the Vatea Fund.

On May 27, 2010, in accordance with the second amendment of the agreement, we received $500,000 and issued 133,334 shares to the Vatea Fund.

In connection with the two closings, we issued 53,334 shares of restricted common stock valued at $160,002 to Melixia for their services provided as facilitating agent. We also paid $67,500 in fees to another consultant who assisted with the Agreement.

Note Purchase Agreement with Vatea Fund

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

Interest accreted on these notes was $389,880 as of July 31, 2011.

Issuance of Convertible Note and Warrants to OXBT Fund

On June 16, 2011, we entered into a Convertible Note and Warrant Purchase Agreement (the “OXBT Fund Agreement”) with OXBT Fund, pursuant to which the we agreed to issue and sell to OXBT Fund in a private placement (the “OXBT Fund Transaction”) a subordinated convertible promissory note (the “OXBT Fund Note”) with a principal amount of $4,600,000 and warrants (the “OXBT Fund Warrants”) to purchase an aggregate of 2,039,911 shares of our common stock.  Mr. Pepin, is a co-founder of EOS, an investment company, which serves as the investment manager and managing director of OXBT Fund. The closing of the OXBT Fund Transaction occurred on July 1, 2011.

Interest on the OXBT Fund Note will accrue at a rate of 15% annually and will be paid in quarterly installments commencing on the third month anniversary of issuance. The OXBT Fund Note will mature 36 months from the date of issuance. The OXBT Fund Note may be converted into shares of common stock at a conversion price of $2.255 per share (subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like) (the “Conversion Price”) at any time, in whole or in part, at any time at the option of the holder(s) of the OXBT Fund Note. The OXBT Fund Note also will automatically convert into shares of common stock at the Conversion Price at the election of a majority-in-interest of the holders of notes issued under the OXBT Fund Agreement or upon the acquisition or sale of all or substantially all of our assets. We may make each applicable interest payment or payment of principal in cash, shares of common stock at the Conversion Price, or any combination thereof. We may elect to prepay all or any portion of the OXBT Fund Note without prepayment penalties only with the approval of a majority-in-interest of the note holder(s) under the OXBT Fund Agreement at the time of the election.   The OXBT Fund Note contains various events of default such as failing to timely make any payment under the OXBT Fund Note when due, which may result in all outstanding obligations under the OXBT Fund Note becoming immediately due and payable.

The OXBT Fund Warrants were issued in three approximately equal tranches, with exercise prices of $2.15, $2.60 and $2.85, respectively, per share of common stock (in each case subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like). The OXBT Fund Warrants are exercisable on or after the date of issuance and expire on the earlier to occur of the five year anniversary of the date of issuance or an acquisition or sale of all or substantially all of our assets. The exercise prices of shares of common stock underlying the OXBT Fund Warrants are subject to adjustment in the event of future issuances of common stock or equivalents by us at a price less than the applicable exercise price, but in no event shall a OXBT Fund Warrant exercise price be adjusted to less than $2.255 per share (subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like) of common stock.

Employment of Maria Tamargo

Maria Tamargo is the daughter-in-law of Mr. Stern our former Chief Executive Officer, and we employed her as our Senior Vice President of Dermacyte Development.  In this capacity she received an annual salary of $120,000, milestone triggered bonuses with a total potential of $30,000, a monthly auto allowance of $500 and 1,000 options annually.  Effective August 24, 2011, Ms. Tamargo is no longer employed with us.

Employment of Edwin Fox

Mr. Edwin Fox is the brother-in-law of Mr. Jebsen, our interim Chief Executive Officer and Chief Financial Officer, and we employ Mr. Fox as a Senior Financial Analyst and Interim California Lab Manager. In this capacity Mr. Fox receives an annual salary of $82,500 and potential bonus of $10,000.  Mr. Fox does not have a direct reporting relationship to Mr. Jebsen.

Independence of Directors

In accordance with the listing rules of The NASDAQ Stock Market LLC (“NASDAQ”), our Board of Directors must consist of a majority of “independent directors,” as determined in accordance with NASDAQ Rule 5605(a)(2). The Board has determined that Messrs. Chatfield, Eckert and Engle and Dr. Blanck are independent directors in accordance with applicable NASDAQ listing rules. The Board performed a review to determine the independence of the director nominees and made a subjective determination as to each of these independent director nominees that no transactions, relationships, or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of our company. In making these determinations, the Board reviewed the information provided by the director nominees with regard to each individual’s business and personal activities as they may relate to us and our management.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services by our independent registered public accounting firm, Cherry, Bekaert & Holland, L.L.P., in 2011 and 2010 were as follows:

	2011	2010

Audit fees	$148,250	$232,756
Tax fees (1)	2,700	9,629
Total fees	$150,950	$242,385

(1)        Tax return and related service

It is our Audit and Compliance Committee’s policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our independent registered public accounting firm. We believe that all audit engagement fees and terms and permitted non-audit services provided by our independent registered public accounting firm as described in the above table were approved in advance by our Audit and Compliance Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXYGEN BIOTHERAPEUTICS, INC.

Date: August 29, 2011	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
Chief Financial Officer and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael B. Jebsen	Chief Financial Officer Interim Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	August 29, 2011
Michael B. Jebsen

*	Director	August 29, 2011
J. Melville Engle

*	Director	August 29, 2011
Richard Kiral

*	Director	August 29, 2011
Gregory Pepin

*	Director	August 29, 2011
Rene A. Eckert

*	Director	August 29, 2011
William A. Chatfield

*	Director	August 29, 2011
Ronald R. Blanck, DO

* By:	/s/ Michael B. Jebsen
Michael B. Jebsen (Attorney-in-fact)

EXHIBIT INDEX

Exhibit No.	Exhibits Required by Item 601 of Regulation S-K
2.1	Agreement and Plan of Merger dated April 28, 2008 (1)

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment of the Certificate of Incorporation (14)

3.3	Bylaws (1)

4.1	Specimen Stock Certificate (19)

10.1	Agreement with Leland C. Clark, Jr., Ph.D. dated November 20, 1992 with amendments, Assignment of Intellectual Property/ Employment (2)

10.2	Agreement between the Registrant and Keith R. Watson, Ph.D. Assignment of Invention (2)

10.3	Children’s Hospital Research Foundation License Agreement dated February 28, 2001 (2)

10.4	Exclusive License Agreement with Virginia Commonwealth University dated May 22, 2008 (9)

10.5	Amendment no. 1 to the Exclusive License Agreement with Virginia Commonwealth University Intellectual Property Foundation (10)

10.6	Amendment no. 2 to the Exclusive License Agreement with Virginia Commonwealth University Intellectual Property Foundation (10)

10.7	Agreement with Hospira to manufacture Oxycyte (8)

10.8	Exclusive Supply Agreement with Exfluor dated November 12, 2009 (10)

10.9	Master Agreement with Dermacyte Switzerland (18)

10.10	Amendment no. 1 to Master Agreement with Dermacyte Switzerland (18)

10.11	Form of Option issued to Executive Officers and Directors (2)

10.12	Form of Option issued to Employees (2)

10.13	Form of Warrant issued to Unsecured Note Holders 2006-2007 (3)

10.14	Form of Convertible Note – 2008 (4)

10.15	Form of Warrant issued to Convertible Note Holders (4)

10.16	Form of Purchase Agreement – US Purchase (without exhibits, which are included as exhibits 10.14 and 10.15, above) (4)

10.17	Form of Purchase Agreement – Non-US Purchase (without exhibits, which are included as exhibits 10.14 and 10.15, above) (4)

10.18	Form of Purchase Agreement – US Note Exchange (without exhibits, which are included as exhibits 10.14 and 10.15, above) (4)

10.19	Form of Purchase Agreement – Non-US Note Exchange (without exhibits, which are included as exhibits 10.14 and 10.15, above) (4)

10.20	Form of Warrant issued to Financing Consultants (5)

10.21	1999 Amended Stock Plan (amended 2008) (5)

10.22	Employment Agreement with Chris J. Stern dated February 1, 2009 (12)

10.23	Amended and Restated Employment Agreement with Chris J. Stern dated May 13, 2011 (20)

10.24	Business Consultant Agreement with Institute for Efficient Management, Inc., as amended March 26, 2008 (5)

10.25	Engagement and Consulting Agreement with Bruce Spiess (5)

10.26	Engagement and Consulting Agreement with Gerald L. Klein (5)

10.27	Employment Agreement with Gerald L. Klein dated May 13, 2011 (20)

10.28	Business Consultant Agreement with Edward Sitnik (8)

10.29	Business Consultant Agreement with J. Melville Engle (8)

10.30	Employment Agreement with Kirk Harrington (8)

10.31	Severance Agreement with Kirk Harrington (16)

10.32	Employment Agreement with Richard Kiral, restated February 1, 2009 (8)

10.33	Resignation of Employment and Consulting Agreement with Richard Kiral (20)

10.34	Employment Agreement with Michael B. Jebsen dated December 1, 2010 (16)

10.35	Amended and Restated Employment Agreement with Michael B. Jebsen dated May 19, 2011 (20)

10.36	Form of Indemnification Agreement (20)

10.37	Description of Non-Employee Director Compensation (19)

10.38	Securities Purchase Agreement (including exhibits) between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio dated June 8, 2009 (6)

10.39	Amendment no. 1 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (11)

10.40	Amendment no. 2 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (12)

10.41	Form of Exchange Agreement dated July 20, 2009 (7)

10.42	Waiver—Convertible Note (10)

10.43	Amendment—Common Stock Purchase Warrant (10)

10.44	Form of Warrant for May 2010 Offering (13)

10.45	Form of Subscription Agreement for May 2010 Offering (13)

10.46	Warrant issued to Blaise Group International, Inc. (14)

10.47	Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (15)

10.48	Form of Promissory Note under Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (15)

10.49	First Amendment to Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (17)

10.50	Form of Convertible Note and Warrant Purchase Agreement (19)

10.51	Lease Agreement for North Carolina corporate office (18)

10.52	Standard Industrial Lease relating to OBI’s California facility (12)

23.1	Consent of Independent Registered Accounting Firm (20)

24.1	Power of Attorney (21)

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (20)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (20)

(1)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 30, 2008, and are incorporated herein by this reference.
(2)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 13, 2004, and are incorporated herein by this reference.
(3)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on September 6, 2006, and are incorporated herein by this reference.
(4)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 21, 2008, and are incorporated herein by this reference.
(5)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 13, 2008, and are incorporated herein by this reference.
(6)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 8, 2009, and is incorporated herein by this reference.
(7)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on July 21, 2009, and is incorporated herein by this reference.
(8)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 12, 2009, and are incorporated herein by this reference.
(9)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on September 22, 2008, and is incorporated herein by this reference.
(10)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 19, 2010, and are incorporated herein by this reference.
(11)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on September 2, 2009, and is incorporated herein by this reference.
(12)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on April 28, 2010, and are incorporated herein by this reference.
(13)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on May 4, 2010, and are incorporated herein by this reference.
(14)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on November 13, 2009, and are incorporated herein by reference.
(15)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on October 13, 2010, and are incorporated herein by this reference.
(16)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on December 9, 2010, and are incorporated herein by this reference.
(17)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on December 30, 2010, and is incorporated herein by this reference.
(18)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 21, 2011, and are incorporated herein by this reference.
(19)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on July 23, 2010, and are incorporated herein by this reference.
(20)	This document was filed as an exhibit to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on July 15, 2011, and is incorporated herein by this reference.
(21)	This document was included on the signature page of the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on July 15, 2011.
*	Filed herewith.