Form 10-Q
period 2011-07-31
OXYGEN BIOTHERAPEUTICS, INC.
filed 2011-09-19
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 001-34600

OXYGEN BIOTHERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2593535
(State of incorporation)	(I.R.S. Employer Identification No.)

ONE Copley Parkway, Suite 490, Morrisville, North Carolina 27560
(Address of principal executive offices)

(919) 855-2120
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

As of September 14, 2011, the registrant had outstanding 23,771,321 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

 OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

BALANCE SHEETS

	July 31, 2011	April 30, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,998,147	$951,944
Accounts receivable	28,119	138,867
Inventory	205,486	257,382
Prepaid expenses	139,304	275,876
Other current assets	129,740	8,142
Total current assets	4,500,796	1,632,211
Property and equipment, net	392,116	442,586
Debt issuance costs, net	375,121	-
Intangible assets, net	746,033	699,951
Other assets	161,512	147,608
Total assets	$6,175,578	$2,922,356
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,058,604	$889,376
Accrued liabilities	1,191,690	1,250,573
Current portion of notes payable, net	16,299	43,295
Total current liabilities	2,266,593	2,183,244
Long-term portion of notes payable, net	5,526,991	4,463,635
Total liabilities	7,793,584	6,646,879

Stockholders' deficit
Preferred stock, undesignated, authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 23,400,085 and 23,393,307, respectively	2,340	2,339
Additional paid-in capital	93,164,836	88,189,012
Deficit accumulated during the development stage	(94,785,182)	(91,915,874)
Total stockholders’ deficit	(1,618,006)	(3,724,523)
Total liabilities and stockholders' deficit	$6,175,578	$2,922,356

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENTS OF OPERATIONS

	Period from May 26, 1967 (Inception) to July 31, 2011	Three months ended July 31,
		2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$429,212	$59,477	$6,900
Cost of sales	292,819	34,604	1,790
Net revenue	136,393	24,873	5,110

Operating expenses
Selling, general, and administrative	42,618,250	1,800,989	1,883,068
Research and development	20,264,635	651,961	1,145,243
Loss on impairment of long-lived assets	334,157	-	-
Total operating expenses	63,217,042	2,452,950	3,028,311

Net operating loss	63,080,649	2,428,077	3,023,201

Interest expense	32,747,307	435,798	1,206
Loss on extinguishment of debt	250,097	-	-
Other (income) expense	(1,292,871)	5,433	(22,107)
Net loss	$94,785,182	$2,869,308	$3,002,300

Net loss per share, basic		$(0.12)	$(0.13)

Weighted average number of common shares outstanding, basic		23,395,565	23,215,708

Net loss per share, diluted		$(0.33)	$(0.13)

Weighted average number of common shares outstanding, diluted		24,143,997	23,215,708

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENTS OF CASH FLOWS

	Period from May 26, 1967 (Inception) to July 31, 2011
		Three months ended July 31,
		2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(94,785,182)	$(2,869,308)	$(3,002,300)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,955,203	91,072	133,237
Amortization of deferred compensation	336,750	-	-
Interest on debt instruments	32,354,435	435,798	-
Loss (gain) on debt settlement and extinguishment	163,097	-	1,206
Loss on impairment, disposal and write down of long-lived assets	667,655	-	-
Issuance and vesting of compensatory stock options and warrants	8,275,877	50,589	61,525
Issuance of common stock below market value	695,248	-	-
Issuance of common stock as compensation	580,237	25,236	48,795
Issuance of common stock for services rendered	1,265,279	-	-
Issuance of note payable for services rendered	120,000	-	-
Contributions of capital through services rendered by stockholders	216,851	-	-
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(577,461)	141,316	139,338
Inventory	260,424	22,398	97,936
Accounts payable and accrued liabilities	2,395,596	49,094	(93,152)
Net cash used in operating activities	(46,075,991)	(2,053,805)	(2,613,415)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,744,091)	-	(88,906)
Capitalization of patent costs and license rights	(1,601,023)	(86,684)	(70,215)
Net cash used in investing activities	(3,345,114)	(86,684)	(159,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	35,744,664	-	4,901,400
Repurchase of outstanding warrants	(2,836,520)	-	-
Proceeds from stockholder notes payable	977,692	-	-
Proceeds from issuance of notes payable, net of issuance costs	7,380,829	700,000	-
Proceeds from convertible notes, net of issuance costs	13,321,447	4,514,162	-
Payments on notes - short-term	(1,168,860)	(27,470)	(29,905)
Net cash provided by financing activities	53,419,252	5,186,692	4,871,495

Net change in cash and cash equivalents	3,998,147	3,046,203	2,098,959
Cash and cash equivalents, beginning of period	-	951,944	632,706
Cash and cash equivalents, end of period	$3,998,147	$3,998,147	$2,731,665

Cash paid for:
Interest	$251,080	$474	$686
Income taxes	$27,528	$-	$-

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENT OF CASH FLOWS, Continued

Non-cash financing activities during the three months ended July 31, 2011:

(1)	None

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit during the development stage of $94.8 million and $91.9 million at July 31, 2011 and April 30, 2011, respectively, and stockholders’ deficit of $(1,618,006) and $(3,724,523) as of July 31, 2011 and April 30, 2011, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying July 31, 2011 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Reclassification

For comparability purposes, certain figures for prior periods have been reclassified, where appropriate, to conform to the financial statement presentation used in fiscal year 2012. These reclassifications had no effect on the reported net loss.

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under FASB ASC 815 “Derivatives and Hedging” (“ASC 815”) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments, and are evaluated and accounted for in accordance with the provisions of ASC 815. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Beneficial conversion and warrant valuation

In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options” the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed rates that are in-the-money when issued and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible debt equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash interest expense and is being amortized over the life of the convertible note.

Fair Value Measurements

The Company's balance sheet includes the following financial instruments: cash and cash equivalents, short-term and long-term notes payable and convertible debentures. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments. It is not practicable for the Company to estimate the fair value of its convertible debentures as such estimates cannot be made without incurring excessive costs, but management believes the difference between fair value and carrying value to not be material. The significant terms of the Company's convertible debentures are described in Note 5. At July 31, 2011 the debentures had a gross carrying value of $4.9 million with unamortized discounts totaling approximately $4.8 million.

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

	Quarter ended July 31,
	2011	2010
Historical net loss per share:
Numerator
Net loss, as reported	$(2,869,308)	$(3,002,300)
Less: Effect of amortization of interest expense on convertible notes	(5,070,980)	-

Net loss attributed to common stockholders (diluted)	(7,940,288)	(3,002,300)
Denominator
Weighted-average common shares outstanding	23,395,565	23,215,708
Effect of dilutive securities	748,432	-

Denominator for diluted net loss per share	24,143,997	23,215,708

Basic net loss per share	$(0.12)	$(0.13)

Diluted net loss per share	$(0.33)	$(0.13)

The following outstanding options, convertible note shares and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Quarter ended July 31,
	2011	2010
Options to purchase common stock	821,182	956,841
Convertible note shares outstanding	-	4,082
Warrants to purchase common stock	5,931,378	4,199,466

Recent Accounting Pronouncements

On May 1, 2011, the Company adopted ASU 2011-04, Fair Value Measurement (Topic 820). The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The adoption of ASU 2011-04 did not have a material impact on its financial statements.

On May 1, 2011, the Company adopted ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605). The guidance establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. The adoption of ASU 2010-17 did not have a material impact on its financial statements.

NOTE 3. BALANCE SHEET COMPONENTS

Inventory

The Company operates in an industry characterized by rapid improvements and changes to its technology and products. The introduction of new products by the Company or its competitors can result in its inventory being rendered obsolete or it being required to sell items at a discount. The Company evaluates the recoverability of its inventory by reference to its internal estimates of future demands and product life cycles. If the Company incorrectly forecasts demand for its products or inadequately manages the introduction of new product lines, the Company could materially impact its financial statements by having excess inventory on hand. The Company's future estimates are subjective and actual results may vary.

Inventories are recorded at cost using the First-In-First-Out ("FIFO") method. Ending inventories are comprised of raw materials and direct costs of manufacturing and are valued at the lower of cost or market. Inventories consisted of the following as of July 31, 2011 and April 30, 2011:

	July 31, 2011	April 30, 2011
Raw materials	$90,000	$107,271
Work in process	33,656	124,308
Finished goods	81,830	25,803
	$205,486	$257,382

Property and equipment, net

Property and equipment consist of the following as of July 31, 2011 and April 30, 2011:

	July 31, 2011	April 30, 2011
Laboratory equipment	$970,463	$970,463
Office furniture and fixtures	140,255	140,255
Computer equipment and software	153,234	153,234
Leasehold improvements	4,810	4,810
	1,268,762	1,268,762
Less: Accumulated depreciation and amortization	(876,646)	(826,176)
	$392,116	$442,586

Depreciation and amortization expense was approximately $50,000 and $40,000 for the three months ended July 31, 2011 and 2010, respectively.

Other assets

Other assets consist of the following as of July 31, 2011 and April 30, 2011:

	July 31, 2011	April 30, 2011
Reimbursable patent expenses- Glucometrics	$90,926	$82,522
Prepaid royalty fee	50,000	50,000
Other	20,586	15,086
	$161,512	$147,608

Accrued liabilities

Accrued liabilities consist of the following as of July 31, 2011 and April 30, 2011:

	July 31, 2011	April 30, 2011
Section 409A tax liability	$532,350	$532,350
Placement agent fees	297,000	-
Employee related	131,827	493,640
Legal	97,699	-
Clinical trial related	41,908	150,000
Other	90,906	74,583
	$1,191,690	$1,250,573

NOTE 4. INTANGIBLE ASSETS

The following table summarizes our intangible assets as of July 31, 2011:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$431,506	11.0	$-	$(230,421)	$201,085
License Rights	506,496	17.4	-	(88,416)	418,080
Trademarks	126,868	N/A	-	-	126,868

Total	$1,064,870		$-	$(318,837)	$746,033

The following table summarizes our intangible assets as of April 30, 2011:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$566,564	10.1	$(202,934)	$(214,840)	$148,790
License Rights	558,532	17.6	(68,602)	(63,395)	426,535
Trademarks	155,134	N/A	(30,508)	-	124,626

Total	$1,280,230		$(302,044)	$(278,235)	$699,951

For the three months ended July 31, 2011 and 2010, the aggregate amortization expense on the above intangibles was approximately $41,000 and $93,000, respectively.

Patents and License Rights—The Company currently holds, has filed for, or owns exclusive rights to, US and worldwide patents covering 13 various methods and uses of our PFC technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter.

Trademarks—The Company currently holds, or has filed for, trademarks to protect the use of names and descriptions of its products and technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its trademark applications. These trademarks are evaluated annually in accordance with ASC 350, Intangibles – Goodwill and other. The Company evaluates (i) its expected use of the underlying asset, (ii) any laws, regulations, or contracts that may limit the useful life, (iii) the effects of obsolescence, demand, competition, and stability of the industry, and (iv) the level of costs to be incurred to commercialize the underlying asset.

NOTE 5. NOTES PAYABLE

The following table summarizes our outstanding notes payable as of July 31, 2011 and April 30, 2011:

	July 31, 2011	April 30, 2011

Current portion of notes payable	$9,104	$36,100
Current portion of convertible notes payable	7,195	7,195
Current portion of notes payable, net	$16,299	$43,295

Long-term portion of notes payable	$8,001,600	$6,881,600
Less: Unaccreted premium	(2,610,720)	(2,417,965)
	5,390,880	4,463,635

Long-term portion of convertible notes payable	$4,900,001	$-
Less: Unamortized discount	(4,763,890)	-
	136,111	-

Long-term portion of notes payable, net	$5,526,991	$4,463,635

Note Purchase Agreement

On October 12, 2010 the Company entered into a Note Purchase Agreement with Vatea Fund whereby it agreed to issue and sell to Vatea Fund an aggregate of $5,000,000 of senior unsecured promissory notes (the “Vatea Notes”) on or before December 31, 2010.  The Vatea Notes will mature on October 31, 2013, unless the holders of a majority of the Vatea Notes consent in writing to a later maturity date.  Interest does not accrue on the outstanding principal balance of the Vatea Notes (other than following the maturity date or earlier acceleration).  Instead, on the maturity date, the Company must pay the holders of the Vatea Notes a final payment premium aggregating $3,000,000, in addition to the principal balance then otherwise outstanding under the Vatea Notes.  The Vatea Notes provide that the Company has the option, at its sole discretion and without penalty, to prepay the outstanding balance under the Vatea Notes plus the amount of the final payment premium prior to the maturity date.  In addition, the holders of majority of the Vatea Notes may request that the Company prepay the Vatea Notes in an amount equal to the proceeds of any subsequent closings under the Securities Purchase Agreement with Vatea Fund, dated June 8, 2009, and subsequently amended. The following table summarizes the activity under the Note Purchase Agreement during the three months ended July 31, 2011.

Date issued	Note principal	Accumulated Accretion	Unaccreted premium	Effective interest rate
Balance at April 30, 2011	$4,301,000	$361,072	$2,219,528	17.17%

May 9, 2011	400,000	17,542	222,458	18.83%
May 20, 2011	100,000	3,856	56,144	19.06%
May 23, 2011	200,000	7,410	112,590	19.12%

	$5,001,000	$389,880	$2,610,720

Interest accreted on these notes was $227,245 and $0 for the three months ended July 31, 2011 and 2010, respectively.

Convertible Note

On June 16, 2011, the Company entered into a Convertible Note and Warrant Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell to the Purchaser in a private placement a subordinated convertible promissory note (the "Note") with a principal amount of $4.6 million and warrants (the "Warrants") to purchase 2,039,911 shares of the Company's common stock, par value $0.0001 (the “Common Stock”).  On June 29, 2011, the Company increased the offering by approximately $0.3 million and additional warrants to purchase 133,038 shares of common stock; for a total offering size of approximately $4.9 million (the "Offering") and warrants to purchase an aggregate of 2,172,949 shares of common stock.

Interest on the Notes accrues at a rate of 15% annually and will be paid in quarterly installments commencing on the third month anniversary of issuance. The Notes will mature 36 months from the date of issuance. The Note may be converted into shares of Common Stock at a conversion price of $2.255 per share (subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like) (the "Conversion Price") at any time, in whole or in part, at any time at the option of the holders of the Notes. The Notes also will automatically convert into shares of Common Stock at the Conversion Price at the election of a majority-in-interest of the holders of notes issued under the purchase agreement or upon the acquisition or sale of all or substantially all of the assets of the Company. The Company may make each applicable interest payment or payment of principal in cash, shares of Common Stock at the Conversion Price, or any combination thereof. The Company may elect to prepay all or any portion of the Note without prepayment penalties only with the approval of a majority-in-interest of the note holders under the Purchase Agreement at the time of the election.   The Notes contain various events of default such as failing to timely make any payment under the Note when due, which may result in all outstanding obligations under the Note becoming immediately due and payable.  The Company’s accrued interest for the three months ended July 31, 2011 was $61,250.

The Warrants were issued in three approximately equal tranches, with exercise prices of $2.15, $2.60 and $2.85, respectively, per share of Common Stock (in each case subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like). The Warrants are exercisable on or after the date of issuance and expire on the earlier to occur of the five year anniversary of the date of issuance or an acquisition or sale of all or substantially all of the assets of the Company. The exercise prices of shares of Common Stock underlying the Warrants are subject to adjustment in the event of future issuances of Common Stock or equivalents by the Company at a price less than the applicable exercise price, but in no event shall a Warrant exercise price be adjusted to less than $2.255 per share (subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like) of Common Stock.

On June 29, 2011, the Company issued a Note with a principal amount of approximately $300,000 and Warrants to purchase 133,038 shares of Common Stock. On July 1, 2011, the Company issued a separate Note with a principal amount of $4,600,000 and Warrants to purchase 2,039,911 shares of Common Stock. The aggregate gross proceeds to the Company from the Offering were approximately $4.9 million, excluding any proceeds from the exercise of any Warrants. The aggregate placement agent fees were $297,000 and legal fees associated with the offering were $88,839.  These costs have been capitalized as debt issue costs and will be amortized as interest expense over the life of the Note. Amortization of debt issue costs of $10,718 was recorded as interest expense for the three months ended July 31, 2011.

The total value allocated to the warrants was approximately $1,960,497 and was recorded as a debt discount against the proceeds of the notes.  In addition, the beneficial conversion features related to the notes were determined to be approximately $2,939,504.  As a result, the aggregate discount on the notes totaled $4.9, and is being amortized over term of the notes.  Amortization of debt discount of approximately $136,000 was recorded as interest expense for the three months ended July 31, 2011.

NOTE 6. SEGMENT REPORTING

In the Company’s operation of its business, management, including its chief operating decision maker, the Company’s Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with GAAP.

The Company operates in a single market consisting of the design, development, marketing, sales and support of its Dermacyte® cosmetic segment. The Company's commercial revenues are derived from sales of the Dermacyte line of topical cosmetic products in the United States, Latin America and Europe. The Company does not engage in intercompany revenue transfers between segments.

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

Net revenues and segment profit, classified by the Company's reportable segments are as follows:

	For the three months ending July 31,
	2011	2010
Product revenue
United States	$33,477	$6,900
Latin America	26,000	-
Europe	-	-
Total product revenue	$59,477	$6,900

Segment loss (income)
United States	$215,045	$99,966
Latin America	(10,585)	-
Europe	-	-
Unallocated expenses
General and administrative	1,571,656	1,777,992
Research and development	651,961	1,145,243
Net interest and other expense (income)	441,231	(20,901)
Net loss	$2,869,308	$3,002,300

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation may be included with various other costs in an overhead allocation to each segment and it is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases its laboratory space under an operating lease that includes fixed annual increases and expires in July 2015. The Company leases its office space under an operating lease that includes fixed annual increases and expires in February 2016. Total rent expense was $77,992 and $78,986 for the three months ended July 31, 2011 and 2010, respectively.

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

The agreement also requires the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, we must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. This fee is recorded as an other current asset and is amortized over the fiscal year.  Amortization expense of $17,500 was recorded as R&D expense for the three months ended July 31, 2011 and 2010.

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

Litigation—The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements. As of July 31, 2011 the Company was not a party to any litigation matters.

Registration Requirement—During the fiscal year ended April 30, 2008, the Company issued warrants as part of a convertible note offering.  These warrants were issued with a requirement that the Company file a registration statement with the SEC to register the underlying shares, and that it be declared effective on or before January 9, 2009. In the event that the Company does not have an effective registration statement as of that date, or if at some future date the registration ceases to be effective, then the Company is obligated to pay liquidated damages to each holder in the amount of 1% of the aggregate market value of the stock, as measured on January 9, 2009 or at the date the registration statement ceases to be effective. As an additional remedy for non-registration of the shares, the holders would also receive the option of a cashless exercise of their warrant or conversion shares. As of July 31, 2011, approximately 76,975 of these warrants are subject to the registration requirement.

ASC 825-20, Financial Instruments, Registration Payment Arrangements, provides guidance to proper recognition, measurement, and classification of certain freestanding financial instruments that are indexed to, and potentially settled in, any entity's own stock. ASC 825-20-25 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with ASC 450, Accounting for Contingencies. The Company has accounted for these warrants as equity instruments in the accompanying financial statements. The Company does not believe the registration payments are probable, and as such, has not recorded any amounts with respect to the separately measured registration rights agreement.

Contingent Liabilities Related to Internal Revenue Code Section 409A— In November, 2010, management conducted an independent review of certain option grants made by the Company between February 1998 and April 2009. This voluntary review was not in response to any governmental investigation. During the course of the Company’s review, management identified certain options granted in prior years that may have been non-compliant with Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended (the “IRC”), including options granted with an exercise price below fair market value on the date of grant and options that were modified such that they may have become non-compliant with Section 409A.

In February 2011, after management conducted a preliminary, limited scope review of certain of the Company’s stock option granting practices, the Audit Committee commenced a voluntary, independent investigation of the Company’s historical stock option granting practices and related accounting during the period from February 1998 through April 2009. The Company’s outside legal counsel assisted the Audit Committee in this investigation. As of July 31, 2011, none of the Company’s current officers or directors has exercised any of the potentially non-compliant options.

The primary adverse tax consequence of Section 409A non-compliance is that the holders of non-compliant options are taxed on the value of such options as they vest, and annually thereafter until they are exercised.   In addition to ordinary income taxes, holders of non-compliant options are subject to a 20% penalty tax under Section 409A (and, as applicable, similar excise taxes under state laws). Because virtually all holders of stock options granted by the Company were not involved in or aware that the pricing and/or modification of their options raised these issues, the Company intends to take actions to address certain of the adverse tax consequences that may apply to these holders. In addition, on March 17, 2011 the Company entered into indemnification agreements with its executive officers that indemnify those officers from potential Section 409A tax liabilities arising from their prior option awards,

In addition to adverse consequences for option holders, the Company has determined that certain payroll taxes, interest and penalties may apply to the Company under various sections of the IRC (and, as applicable similar state and foreign tax statutes) related to the potential Section 409A non-compliance.  As of July 31, 2011, the Company has accrued approximately $550,000, which represents the Company’s best estimate of the potential liability, in other current liabilities for the contingent liability. The Company’s investigation of the matter is still on-going and there exists the possibility of adverse outcomes that the Company estimates could reach approximately $500,000 beyond our recorded amount.

NOTE 8. STOCKHOLDERS’ EQUITY

During the three months ended July 31, 2011:

(1)	The Company issued 6,778 shares of its common stock as compensation. These shares had a fair value at the grant date of $25,236.
(2)	As further discussed below, the company recorded $50,589 for the computed fair value of options issued to employees, nonemployee directors, and consultants.
(3)
As further discussed in note 5 above, the Company recorded $1,960,497 for the computed fair value of 2,172,949 warrants issued with convertible notes issued on June 29, 2011 and July 1, 2011.  In addition, the Company recorded $2,939,504 for the computed beneficial conversion features for the intrinsic value of the notes at the commitment date. The total value allocated to the warrants and beneficial conversion features was approximately $4.9 million and was recorded as additional paid in capital.

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

Warrants

During the three months ended July 31, 2011, we issued 2,172,949 warrants as part of the Offering further described in Note 5 above. The following table summarizes our warrant activity for the three months ended July 31, 2011:

	Warrants		Weighted Average Exercise Price
Outstanding at April 30, 2011	3,581,347		$3.90
Granted	2,172,949		2.53
Forfeited	(55,000)		3.68
Other	232,082	(1)	2.15	(1)
Outstanding at July 31, 2011	5,931,378		$2.86	(2)

(1)
The Company has a class of warrants outstanding that contain an anti-dilution clause requiring a repricing in the event of a capital raise whereby the equity shares sold were priced below the exercise price of the outstanding warrants. Subsequent to the convertible note issuance in June 2011, the repricing of these warrants resulted in an increase of 232,082 potentially issuable shares. The exercise price of these warrants was $2.90 prior to the issuance.

(2)
The Company has a class of warrants outstanding that contain a price protection clause requiring a repricing in the event of a capital raise whereby the equity shares sold were priced below the exercise price of the outstanding warrants. Subsequent to the convertible note issuance in June 2011, resulted in repricing these warrants to $2.15. The exercise price of these warrants was $5.32 prior to the issuance.

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan (the "Plan"), as amended and restated on June 17, 2008. Under the Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. Stock options granted under the Plan may be either incentive stock options ("ISOs"), or nonqualified stock options ("NSOs"). ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the Plan may be granted with a term of up to ten years and at prices no less than fair market value for ISOs and no less than 85% of the fair market value for NSOs. To date, stock options granted generally vest over one to three years and vest at a rate of 34% upon the first anniversary of the vesting commencement date and 33% on each anniversary thereafter. As of July 31, 2011 we had 78,810 shares of common stock available for grant under the Plan.

Plan Stock Options and Restricted Stock

Stock option and restricted stock activity under the Plan for the three months ended July 31, 2011 is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances, at April 30, 2011	243,832	515,071	$4.54
Options granted	(43,000)	43,000	$2.03
Options cancelled	3,556	(3,556)	$5.81
Restricted stock granted	(132,900)
Restricted stock cancelled	7,322

Balances, at July 31, 2011	78,810	554,515	$4.33

The following table summarizes the grant date fair value stock-based compensation expense for stock options and the restricted stock issued during the three months ended July 31, 2011 and 2010, respectively:

	For the the three months ended July 31,
	2011	2010

Research and development	$58,981	$-
Marketing and sales	2,024	-
General and administrative	2,174	26,566
	$63,179	$26,566

We used the following assumptions to estimate the fair value of options granted under our stock option plans for the three months ended July 31, 2011 and 2010:

	For the the three months ended July 31,
	2011	2010

Risk-free interest rate (weighted average)	2.41%	2.69%
Expected volatility (weighted average)	78.41%	83.88%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of our stock options.
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
Forfeitures
Stock compensation expense recognized in the statements of operations for the three months ended July 31, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

As of July 31, 2011, there were unrecognized compensation costs of approximately $22,000 related to non-vested stock option awards granted after May 1, 2004 that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.3 years.

Restricted Stock Grants

Pursuant to certain officer employment contracts, on May 19, 2011, the CEO was granted 100,000 shares of restricted common stock, vesting quarterly over a three-year period and 16,800 shares of restricted common stock vesting monthly over a 12-month period. The Chief Financial Officer was granted 8,600 shares of restricted common stock vesting over a 12-month period, of which 3,600 shares will only vest so long as he continues serving as the Company's Corporate Secretary. The Chief Medical Officer was granted 7,500 shares of restricted common stock, vesting monthly over a 12-month period.

For the three months ended July 31, 2011, the Company recorded $44,530 as compensation expense for these restricted stock grants.

Other Stock Options

In the past, the Company issued options outside the 1999 Amended Stock Plan. These options were granted with an exercise price of $3.68, and a 10 year term. As of July 31, 2011, there were 266,667 non-qualified options outstanding.

NOTE 9. SUBSEQUENT EVENTS

On August 2, 2011, the Company received $619,181 and issued 366,379 shares of common stock for the exercise of certain outstanding warrants.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended April 30, 2011.

All references in this Quarterly Report to “Oxygen Biotherapeutics”, “we”, “our” and “us” means Oxygen Biotherapeutics, Inc.

Overview

Oxygen Biotherapeutics is engaged in the business of developing biotechnology products with a focus on oxygen delivery to specific target tissues. We are currently developing Oxycyte®, a systemic perfluorocarbon, or PFC product we believe is a safe and effective oxygen carrier for use in situations of acute ischemia.  In addition, we have developed a family of perfluorocarbon-based oxygen carriers for use in personal care, topical wound healing, and other topical indications. While we continue to move forward with Oxycyte as a potential treatment for traumatic brain injury or TBI, our focus for the next twelve months will be to develop our most advanced topical products: Dermacyte® and Wundecyte™, as we believe these products have a greater opportunity for nearer-term commercialization.

Audit Committee Investigation

As we previously disclosed, our Audit Committee, which is composed entirely of independent directors, has been conducting an investigation into the conduct of Chris J. Stern, our former Chairman and Chief Executive Officer, and the potential impact of his conduct on us.  The investigation was initiated as a result of facts uncovered by our internal controls and was conducted with the assistance of our outside legal counsel. The focus of the Audit Committee’s investigation was the accuracy of the credentials in Mr. Stern’s biography and the circumstances surrounding certain transactions occurring prior to 2009.  The investigation included, among other things, a review of e-mail communications, corporate records, public disclosures, company policies and procedures, and other documentation, as well as interviews of our current and former directors, officers, and employees, and certain third parties.

The Audit Committee’s investigation into this matter is complete, and the Audit Committee has made the following key findings:

•
Mr. Stern’s doctorate was not obtained from Trinity University, but from Trinity College & University, an unaccredited institution.  In addition, Mr. Stern does not teach at the “St. Gallen Business School,” but teaches at “St. Galler Business School.”  In both instances, Mr. Stern’s biographical statements inaccurately conveyed an association with more well-known and more highly-reputed institutions.

•
In March 2008, Mr. Stern engaged in an undisclosed related-party transaction involving an indirect gift to him of warrants to purchase approximately 66,667 shares of Oxygen Biotherapeutics common stock from Fiona International, S.A., or Fiona, a service provider to us at that time. The warrants were originally issued to Fiona with a five-year term and an exercise price of $3.705.We estimate that the fair market value of these warrants at the time of the gift was approximately $489,000.  In addition, Mr. Stern potentially usurped a corporate opportunity from us in connection with his indirect sale of these warrants in August 2008.

•
On May 5, 2008, Mr. Stern caused us to enter into a purported consulting agreement with Fiona for the purpose of disguising payments to Fiona for commissions on the sale of our securities to U.S. persons, which we had previously determined should not be paid because Fiona was not a registered U.S. broker-dealer.  Under the agreement, we paid an aggregate of $87,500 in cash, 202,133 warrants and 27,416 shares of restricted stock to Fiona, with an aggregate grant date fair value of approximately $2.2 million.  The Audit Committee concluded that our prior descriptions of this agreement with Fiona did not accurately reflect its purpose.

•	Mr. Stern provided conflicting and inaccurate information to the Audit Committee during its investigation of the foregoing.

•	Mr. Stern’s conduct, including his conduct during the investigation process, violated our Code of Ethics and Business Conduct.

In light of the conduct discovered by the Audit Committee, on August 24, 2011 we terminated Mr. Stern’s employment for cause, and made no severance payments of any kind to him.  In addition, we have informed the staff of the U.S. Securities and Exchange Commission and representatives of NASDAQ of the Audit Committee’s findings.

Many of the Audit Committee’s findings relate to conduct that occurred in fiscal 2008 and fiscal 2009, a time during which we had disclosed several material weaknesses in our internal controls, including weaknesses related to our contract and equity issuance procedures.   Since that time, we have implemented numerous enhancements to address those weaknesses and to improve our overall control environment including, but not limited to: (i) adding independent directors to our Board, (ii) establishing independent Board committees with written charters, (iii) replacing our Chief Financial Officer, independent auditors, and outside legal counsel, (iv) creating and filling a new General Counsel position, (v) establishing a multi-layer, duty-segregated contract review and approval process, (vi) adopting improved document collection and retention policies, (vii) adopting procedures for review and approval of equity issuances, and (viii) adopting our Code of Ethics and Business Conduct.  As a result of these and other measures, our management concluded that our internal controls over financial reporting were effective for fiscal 2010 and 2011.

The internal controls described above were instrumental in discovering and investigating Mr. Stern’s conduct.  However, in light of the conduct discovered during the investigation, we are adopting the following additional measures in order to improve our control environment: (i) strengthening our procedures with respect to review and verification of officer and director credentials and biographical disclosure, (ii) adopting a written related-party transaction review policy, to be administered by the Audit Committee, and (iii) revising our Code of Ethics and Business Conduct to explicitly confirm that providing false or misleading information in response to a corporate investigation is a violation of the Code subject to discipline.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes in critical accounting policies during the three months ended July 31, 2011, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Financial Overview

Results of Operations- Comparison of the Three Months Ended July 31, 2011 and 2010

The following table sets forth our condensed statement of operations data and presentation of that data as amount of change from period-to-period.

	Three months ended July 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010

Wholesale & retail revenue	$33,477	$6,900	$26,577	385%
Distibutor revenue	26,000	-	26,000	0%
Product revenue	59,477	6,900	52,577	762%
Cost of sales	34,604	1,790	32,814	1833%
Gross profit	24,873	5,110	19,763	387%

Operating expenses:
Sales and Marketing	229,333	105,076	124,257	118%
General and administrative	1,571,656	1,777,992	(206,336)	-12%
Research and development	651,961	1,145,243	(493,282)	-43%
Total Operating expenses	2,452,950	3,028,311	(575,361)	-19%

Net operating loss	2,428,077	3,023,201	(595,124)	-20%

Interest expense	435,798	1,206	434,592	36036%
Other (income) expense	5,433	(22,107)	27,540	-125%
Net loss	$2,869,308	$3,002,300	$(132,992)	-4%

Revenue

We generate revenue from the sale of Dermacyte through on-line retailers, physician and medical spa facilities, and through distribution agreements with unrelated companies.  Product revenue and percentage changes for the years ended July 31, 2011 and 2010, respectively, are as follows:

	Three months July 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
Product revenue	$59,477	$6,900	$52,577	762%

Product revenue increased for the three months ended July 31, 2011 due to the addition of Dermacyte Concentrate Gel and Eye Serum product, increased sales from our internal sales force, and shipments to our distributor in Mexico.

Gross Profit

Gross profit as a percent of revenue was 42% and 74% for three months ended July 31, 2011 and 2010, respectively. This decrease was primarily due to changes in the product mix and sales through distribution channels in the three months ended July 31, 2011.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including salaries, commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Marketing and sales expenses and percentage changes for the three months ended July 31, 2011 and 2010, respectively, are as follows:

	Three months July 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
Marketing and sales expense	$229,333	$105,076	$124,257	118%

The increase in marketing and sales expenses for the three months ended July 31, 2011 was driven primarily by an increase in the costs incurred for compensation and direct advertising.

-
We incurred an increase of approximately $64,000 in compensation costs related to marketing and selling the cosmetic topical product line Dermacyte. These costs include salaries, commissions, and employee benefits.

-
We incurred an increase of approximately $60,000 in costs related to direct marketing and advertising. These costs include attendance at trade shows and conferences, fees paid to a third party public relations firm, the costs of product samples distributed to potential customers, and the costs of direct print and online advertisements.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended July 31, 2011 and 2010, respectively, are as follows:

	Three months July 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
General and administrative expense	$1,571,656	$1,777,992	$(206,336)	-12%

The decrease in general and administrative expenses for the three months ended July 31, 2011 was driven primarily by a decrease in compensation expense, travel related expense, and amortization of intangible assets; partially offset by an increase in accounting and legal fees.

-	We reduced compensation expenses approximately $228,000 due to a reduction in headcount when compared to the same period in the prior year..
-	We reduced administrative travel costs by approximately $80,000 compared to the same period in the prior year.
-	We reduced non-cash amortization costs approximately $52,000 in the current period due to impairments to intangible assets recorded in the prior year.
-	We incurred an increase of approximately $210,000 in legal and accounting fees associated with our filings and other corporate matters compared to the same period in the prior year.
-
We reduced expenses related to board of director fees by approximately $45,000 in the current period due to fewer scheduled meetings of the board and committees compared to the same period in the prior year.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended July 31, 2011 and 2010, respectively, are as follows:

	Three months July 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010
Research and development expense	$651,961	$1,145,243	$(493,282)	-43%

The decrease in research and development expenses for the three months ended July 31, 2011 was driven primarily by a reduction in Oxycyte development costs and contract research organization site costs; partially offset by an increase in compensation and consulting costs.

-
During the period ending July 31, 2011, costs associated with the development and manufacture of Oxycyte, including the costs of preclinical research was reduced by approximately $249, 000 compared to the same period in the prior year.

-	During the period ending July 31, 2011, the costs associated with our clinical trials were reduced by approximately $350,000 compared to the same period in the prior year.

-
We incurred an increase of approximately $95,000 in compensation and consulting costs due to the addition of our Chief Medical Officer and the consulting fees paid to our previous President and Chief Operating Officer.

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

Other Income and Expense

During the three months ended July 31, 2011, other income decreased approximately $28,000 compared to the same period in the prior year. This decrease was due primarily to the expiration of the sublease agreement in our California laboratory.

Interest Expense

Interest expense increased approximately $435,000 in the three months ended July 31, 2011, due to the accretion of the premium due on the promissory notes outstanding under the Note Purchase Agreement, dated October 21, 2010, as amended on December 29, 2010, with JP SPC 1 Vatea Segregated Portfolio, or Vatea Fund, and the amortization of the discounts, debt issue costs, and accrued interest payable on the notes issued under the Convertible Note and Warrant Purchase Agreements described in “Liquidity, Capital Resources and Plan of Operation – Liquidity” below.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of July 31, 2011 we had an accumulated deficit of $94.8 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of Oxycyte and other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $4,500,796 and $1,632,211of total current assets and working capital of $2,234,203 and $(551,033) as of July 31, 2011 and April 30, 2011, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

We are in the preclinical and clinical trial stages in the development of our product candidates. We are currently conducting Phase II-b clinical trials for the use of Oxycyte in the treatment of severe traumatic brain injury. Even if we are successful with our Phase II-b study, we must then conduct a Phase III clinical study and, if that is successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other product candidates must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products though we can give no assurance that any such initiative will be successful. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond December 31, 2011 depends on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining the necessary resources.

On August 2, 2011, the Company received $619,181 and issued 366,379 shares of common stock for the exercise of certain outstanding warrants.

In June 2011, we entered into a Convertible Note and Warrant Purchase Agreement with two institutional investors for the issuance and sale in a private placement of an aggregate $4.9 million in subordinated convertible promissory notes and warrants. The aggregate gross proceeds to the Company from the private placement were approximately $4.9 million, excluding any proceeds from the exercise of any Warrants, and the aggregate placement agent fees were approximately $386,000.

In May 2011, we issued the remaining $700,000 in promissory notes under the October 2010 Note Purchase Agreement with Vatea Fund.

Based on our working capital at July 31, 2011 we believe we have sufficient capital on hand to continue to fund operations through December 31, 2011.

Cash Flows

The following table shows a summary of our cash flows for the three months ended July 31, 2011 and 2010:

	For the three months ended July 31,
	2011	2010
Net cash used in operating activities	(2,053,805)	(2,613,415)
Net cash used in investing activities	(86,684)	(159,121)
Net cash provided by financing activities	5,186,692	4,871,495

Net cash used in operating activities.  Net cash used in operating activities was $2.1 million for the three months ended July 31, 2011 compared to net cash used in operating activities of $2.6 million for the three months ended July 31, 2010. The decrease of cash used for operating activities was due primarily to a decrease in development of Oxycyte research and overall administrative expenses offset by the increase in costs associated with marketing and selling our cosmetic products.

Net cash used in investing activities. Net cash used in investing activities was $86,684 for the three months ended July 31, 2011 compared to net cash used in investing activities of $159,121 for the three months ended July 31, 2010. The decrease of cash used for investing activities was due to a reduction in capitalized legal fees incurred for filing and maintaining our patent portfolio.

Net cash provided by financing activities. Net cash provided by financing activities was $5.2 million for the three months ended July 31, 2011 compared to net cash provided by financing activities of $4.9 million for the three months ended July 31, 2010. The increase of net cash provided by financing activities was due primarily to net proceeds of $4.5 million received from the issuance of the convertible notes on July 1, 2011 and the $0.7 million proceeds from the issuance of promissory notes payable in May 2011 under the Note Purchase Agreement with Vatea Fund.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements will depend on many factors that include, but are not limited to the following:

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

Recent Accounting Pronouncements

On May 1, 2011, we adopted ASU 2011-04, Fair Value Measurement (Topic 820). The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The adoption of ASU 2011-04 did not have a material impact on our financial statements.

On May 1, 2011, we adopted ASU 2010-17, Revenue Recognition—Milestone Method (Topic 605). The guidance establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. The adoption of ASU 2010-17 did not have a material impact on our financial statements.

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

We believe that there have been no significant changes in our market risk exposures for the three months ended July 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, for the Exchange Act, our management, including our Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of July 31, 2011, the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We routinely review our internal controls over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take action as appropriate. In particular, see “Management’s Discussion & Analysis – Audit Committee Investigation” for a discussion of actions we have taken subsequent to the end of our most recently completed fiscal quarter.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 30, 2011, Tenor Opportunity Master Fund Ltd., Aria Opportunity Fund, Ltd., and Parsoon Opportunity Fund, Ltd (collectively, “Tenor”) filed a lawsuit in the United States District Court for the Southern District of New York alleging that a right of first offer held by Tenor was breached in connection with our June 2011 financing.  The complaint seeks compensatory damages, attorneys’ fees and costs.  We believe the facts do not support a finding in their favor and intend to vigorously defend against this lawsuit.

ITEM 1A.	RISK FACTORS

We are supplementing the risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2011 with the risk factors below.

We depend on the services of a limited number of key personnel.

Our success is highly dependent on the continued services of a limited number of scientists and support personnel. The loss of any of these individuals could have a material adverse effect on us. In addition, our success will depend, among other factors, on the recruitment and retention of additional highly skilled and experienced management and technical personnel. There is a risk that we will not be able to retain existing employees or to attract and retain additional skilled personnel on acceptable terms given the competition for such personnel among numerous large and well-funded pharmaceutical and health care companies, universities, and non-profit research institutions, which could negatively affect our financial condition, results of operations and cash flows.  As of August 24, 2011, Michael B. Jebsen is serving as both our Chief Financial Officer and our interim Chief Executive Officer. While we continue to search for a permanent Chief Executive Officer, we can give no assurances as to when, or if, we will locate a suitable candidate, and we may be adversely affected if we are unable to identify a qualified permanent Chief Executive Officer in a timely manner.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended July 31, 2011, we did not sell any unregistered equity securities that have not previously been disclosed in a current report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

As previously disclosed, the Audit Committee has been conducting an investigation into the conduct of Chris J. Stern, our former Chairman and Chief Executive Officer, and the potential impact of his conduct on us. See “Management’s Discussion & Analysis – Audit Committee Investigation” above for a discussion of the Audit Committee’s findings with respect to its investigation.

ITEM 6.	EXHIBITS

No.	Description
10.1	Form of Convertible Note (included in exhibit 10.3)
10.2	Form of Warrant (included in exhibit 10.3)
10.3	Form of Convertible Note and Warrant Purchase Agreement (1)
10.4	Amended and Restated Employment Agreement with Chris J. Stern dated May 13, 2011 (2)
10.5	Amended and Restated Employment Agreement with Michael B. Jebsen dated May 19, 2011 (2)
10.6	Employment Agreement with Gerald L. Klein dated May 13, 2011 (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document(3)
101.SCH	XBRL Taxonomy Extension Schema Document(3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(3)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document(3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(3)
____________
(1)	This document was filed as an exhibit to the current report on Form 8-K/A filed by Oxygen Biotherapeutics with the SEC on July 1, 2011, and is incorporated herein by reference.

(2)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on July 15, 2011, and are incorporated herein by reference.

(3)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXYGEN BIOTHERAPEUTICS, INC.

Date: September 19, 2011	By:	/s/ Michael B. Jebsen
Michael B. Jebsen,
Interim Chief Executive Officer, Secretary and Chief Financial Officer
(Principal Executive Officer)