Form 10-Q
period 2011-10-31
OXYGEN BIOTHERAPEUTICS, INC.
filed 2011-12-15
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

As of December 13, 2011, the registrant had outstanding 27,395,858 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

 OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

BALANCE SHEETS

	October 31, 2011	April 30, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,004,257	$951,944
Accounts receivable	7,559	138,867
Government grant receivable	375,725	-
Inventory	95,720	257,382
Prepaid expenses	106,983	275,876
Other current assets	283,280	8,142
Total current assets	2,873,524	1,632,211
Property and equipment, net	351,070	442,586
Debt issuance costs, net	342,967	-
Intangible assets, net	831,407	699,951
Other assets	149,652	147,608
Total assets	$4,548,620	$2,922,356

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$781,509	$889,376
Accrued liabilities	1,307,203	1,250,573
Current portion of notes payable, net	7,195	43,295
Total current liabilities	2,095,907	2,183,244
Long-term portion of notes payable, net	6,178,470	4,463,635
Total liabilities	8,274,377	6,646,879

Stockholders' deficit
Preferred stock, undesignated, authorized 10,000,000 shares; none issued or outstanding	-	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 23,857,671 and 23,393,307, respectively	2,386	2,339
Additional paid-in capital	93,986,723	88,189,012
Deficit accumulated during the development stage	(97,714,866)	(91,915,874)
Total stockholders’ deficit	(3,725,757)	(3,724,523)
Total liabilities and stockholders' deficit	$4,548,620	$2,922,356

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENTS OF OPERATIONS

	Period from May 26, 1967 (Inception) to	Three months ended October 31,		Six months ended October 31,
	October 31, 2011	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Product revenue	$456,627	$27,415	$36,083	$86,892	$42,981
Cost of sales	303,319	10,500	8,957	45,104	10,745
Net product revenue	153,308	16,915	27,126	41,788	32,236
Government grant revenue	78,244	78,244	-	78,244	-
Total net revenue	231,552	95,159	27,126	120,032	32,236

Operating expenses
Selling, general, and administrative	44,279,060	1,660,810	1,511,214	3,461,799	3,394,282
Research and development	20,753,212	488,577	572,649	1,140,538	1,717,892
Loss on impairment of long-lived assets	334,157	-	-	-	-
Total operating expenses	65,366,429	2,149,387	2,083,863	4,602,337	5,112,174

Net operating loss	65,134,877	2,054,228	2,056,737	4,482,305	5,079,938

Interest expense	33,619,075	871,768	5,383	1,307,566	6,589
Loss on extinguishment of debt	250,097	-	-	-	-
Other (income) expense	(1,289,183)	3,927	(10,183)	9,121	(32,291)
Net loss	$97,714,866	$2,929,923	$2,051,937	$5,798,992	$5,054,236

Net loss per share, basic		$(0.12)	$(0.09)	$(0.25)	$(0.22)

Weighted average number of common shares outstanding, basic		23,805,323	23,387,979	23,604,502	23,301,844

Net loss per share, diluted		$(0.29)	$(0.09)	$(0.42)	$(0.22)

Weighted average number of common shares outstanding, diluted		25,980,214	23,387,979	25,081,668	23,301,844

The accompanying notes are an integral part of these Financial Statements.

 OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENTS OF CASH FLOWS

	Period from May 26, 1967 (Inception) to	Six months ended October 31,
	October 31, 2011	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(97,714,866)	$(5,798,992)	$(5,054,236)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,982,995	118,864	190,738
Amortization of deferred compensation	336,750	-	-
Interest on debt instruments	33,214,178	1,295,541	-
Loss (gain) on debt settlement and extinguishment	163,097	-	6,588
Loss on impairment, disposal and write down of long-lived assets	670,326	2,671	-
Issuance and vesting of compensatory stock options and warrants	8,276,193	50,905	92,124
Issuance of common stock below market value	695,248	-	-
Issuance of common stock as compensation	606,339	51,338	53,250
Issuance of common stock for services rendered	1,265,279	-	-
Issuance of note payable for services rendered	120,000	-	-
Contributions of capital through services rendered by stockholders	216,851	-	-
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(890,193)	(171,416)	153,977
Inventory	218,397	(19,629)	52,364
Accounts payable and accrued liabilities	2,233,766	(112,736)	115,399
Net cash used in operating activities	(48,605,640)	(4,583,454)	(4,389,796)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,752,960)	(8,869)	(138,798)
Capitalization of patent costs and license rights	(1,666,945)	(152,606)	(118,504)
Net cash used in investing activities	(3,419,905)	(161,475)	(257,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	36,363,844	619,181	4,901,400
Repurchase of outstanding warrants	(2,836,520)	-	-
Proceeds from stockholder notes payable	977,692	-	-
Proceeds from issuance of notes payable, net of issuance costs	7,380,829	700,000	-
Proceeds from convertible notes, net of issuance costs	13,321,447	4,514,161	-
Payments on notes - short-term	(1,177,490)	(36,100)	(49,841)
Net cash provided by financing activities	54,029,802	5,797,242	4,851,559

Net change in cash and cash equivalents	2,004,257	1,052,313	204,461
Cash and cash equivalents, beginning of period	-	951,944	632,706
Cash and cash equivalents, end of period	$2,004,257	$2,004,257	$837,167

Cash paid for:
Interest	$262,631	$12,025	$863
Income taxes	$27,528	$-	$-

The accompanying notes are an integral part of these Financial Statements.

 OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENT OF CASH FLOWS, Continued

Non-cash financing activities during the six months ended October 31, 2011:

(1)	The Company issued 7,333 shares of common stock for the cashless exercise of 40,000 stock options with an exercise price of $1.96.

(2)
The Company issued 78,197 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $2.255 for the payment of $176,333 interest payable on convertible notes with a gross carrying value of $4,600,000.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit during the development stage of $97.7 million and $91.9 million at October 31, 2011 and April 30, 2011, respectively, and stockholders’ deficit of $(3,725,757) and $(3,724,523) as of October 31, 2011 and April 30, 2011, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying October 31, 2011 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Fair Value Measurements

The Company's balance sheet includes the following financial instruments: cash and cash equivalents, short-term and long-term notes payable and convertible debentures. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments. It is not practicable for the Company to estimate the fair value of its convertible debentures as such estimates cannot be made without incurring excessive costs, but management believes the difference between fair value and carrying value to not be material. The significant terms of the Company's convertible debentures are described in Note 5. At October 31, 2011 the debentures had a gross carrying value of $4.9 million with unamortized discounts totaling approximately $4.4 million.

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

	Three months ended October 31,		Six months ended October 31,
	2011	2010	2011	2010
Historical net loss per share:
Numerator
Net loss, as reported	$(2,929,923)	$(2,051,937)	$(5,798,992)	$(5,054,236)
Less: Effect of amortization of interest expense on convertible notes	(4,637,024)	-	(4,637,024)	-

Net loss attributed to common stockholders (diluted)	(7,566,947)	(2,051,937)	(10,436,016)	(5,054,236)
Denominator
Weighted-average common shares outstanding	23,805,323	23,387,979	23,604,502	23,301,844
Effect of dilutive securities	2,174,891	-	1,477,166	-

Denominator for diluted net loss per share	25,980,214	23,387,979	25,081,668	23,301,844

Basic net loss per share	$(0.12)	$(0.09)	$(0.25)	$(0.22)

Diluted net loss per share	$(0.29)	$(0.09)	$(0.42)	$(0.22)

The following outstanding options, convertible note shares and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Six months ended October 31,
	2011	2010
Options to purchase common stock	721,015	976,233
Convertible note shares outstanding	-	1,942
Warrants to purchase common stock	4,983,855	4,199,466

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

NOTE 3. BALANCE SHEET COMPONENTS

Inventory

The Company operates in an industry characterized by rapid improvements and changes to its technology and products. The introduction of new products by the Company or its competitors can result in its inventory being rendered obsolete or it being required to sell items at a discount. The Company evaluates the recoverability of its inventory by reference to its internal estimates of future demands and product life cycles. If the Company incorrectly forecasts demand for its products or inadequately manages the introduction of new product lines, the Company could materially impact its financial statements by having excess inventory on hand. The Company's future estimates are subjective and actual results may vary. During the three months ended October 31, 2011, the Company reclassified approximately $90,000 of Perfluorocarbon raw material out of raw materials inventory into other current assets as it continues its reformulation of the Dermacyte cosmetic line.

Inventories are recorded at cost using the First-In-First-Out ("FIFO") method. Ending inventories are comprised of raw materials and direct costs of manufacturing and are valued at the lower of cost or market. Inventories consisted of the following as of October 31, 2011 and April 30, 2011:

	October 31, 2011	April 30, 2011
Raw materials	$25,855	$107,271
Work in process	-	124,308
Finished goods	69,865	25,803
	$95,720	$257,382

Other current assets

Other current assets consist of the following as of October 31, 2011 and April 30, 2011:

	October 31, 2011	April 30, 2011
R&D materials	$145,714	$-
Dermacyte samples	53,957	1,052
Other	83,609	7,090
	$283,280	$8,142

Property and equipment, net

Property and equipment consist of the following as of October 31, 2011 and April 30, 2011:

	October 31, 2011	April 30, 2011
Laboratory equipment	$961,078	$970,463
Office furniture and fixtures	140,255	140,255
Computer equipment and software	152,024	153,234
Leasehold improvements	4,810	4,810
	1,258,167	1,268,762
Less: Accumulated depreciation and amortization	(907,097)	(826,176)
	$351,070	$442,586

Depreciation and amortization expense was approximately $50,000 and $40,000 for the three months ended October 31, 2011 and 2010, respectively, and approximately $100,000 and $80,000 for the six months ended October 31, 2011 and 2010, respectively.

Other assets

Other assets consist of the following as of October 31, 2011 and April 30, 2011:

	October 31, 2011	April 30, 2011
Reimbursable patent expenses- Glucometrics	$88,087	$82,522
Prepaid royalty fee	50,000	50,000
Other	11,565	15,086
	$149,652	$147,608

Accrued liabilities

Accrued liabilities consist of the following as of October 31, 2011 and April 30, 2011:

	October 31, 2011	April 30, 2011
Section 409A tax liability	$532,350	$532,350
Deferred government grant revenue	310,000	-
Employee related	303,237	493,640
Legal	27,248	-
Clinical trial related	41,908	150,000
Other	92,460	74,583
	$1,307,203	$1,250,573

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company's intangible assets as of October 31, 2011:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$471,918	11.4	$-	$(223,221)	$248,697
License Rights	523,970	17.1	-	(76,164)	447,806
Trademarks	134,904	N/A	-	-	134,904

Total	$1,130,792		$-	$(299,385)	$831,407

The following table summarizes the Company's intangible assets as of April 30, 2011:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$566,564	10.1	$(202,934)	$(214,840)	$148,790
License Rights	558,532	17.6	(68,602)	(63,395)	426,535
Trademarks	155,134	N/A	(30,508)	-	124,626

Total	$1,280,230		$(302,044)	$(278,235)	$699,951

For the three months ended October 31, 2011 and 2010, the aggregate amortization expense on the above intangibles was approximately $10,000 and $15,000, respectively.

For the six months ended October 31, 2011 and 2010, the aggregate amortization expense on the above intangibles was approximately $21,000 and $108,000, respectively.

Patents and License Rights—The Company currently holds, has filed for, or owns exclusive rights to, US and worldwide patents covering 13 various methods and uses of its PFC technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter.

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

NOTE 5. NOTES PAYABLE

The following table summarizes the Company’s outstanding notes payable as of October 31, 2011 and April 30, 2011:

	October 31, 2011	April 30, 2011

Current portion of notes payable	$-	$36,100
Current portion of convertible notes payable	7,195	7,195
Current portion of notes payable, net	$7,195	$43,295

Long-term portion of notes payable	$8,001,600	$6,881,600
Less: Unaccreted premium	(2,367,574)	(2,417,965)
	5,634,026	4,463,635

Long-term portion of convertible notes payable	$4,900,001	$-
Less: Unamortized discount	(4,355,557)	-
	544,444	-

Long-term portion of notes payable, net	$6,178,470	$4,463,635

Note Purchase Agreement

On October 12, 2010 the Company entered into a Note Purchase Agreement with Vatea Fund whereby it agreed to issue and sell to Vatea Fund an aggregate of $5,000,000 of senior unsecured promissory notes (the “Vatea Notes”) on or before December 31, 2010.  The Vatea Notes will mature on October 31, 2013, unless the holders of a majority of the Vatea Notes consent in writing to a later maturity date.  Interest does not accrue on the outstanding principal balance of the Vatea Notes (other than following the maturity date or earlier acceleration).  Instead, on the maturity date, the Company must pay the holders of the Vatea Notes a final payment premium aggregating $3,000,000, in addition to the principal balance then otherwise outstanding under the Vatea Notes.  The Vatea Notes provide that the Company has the option, at its sole discretion and without penalty, to prepay the outstanding balance under the Vatea Notes plus the amount of the final payment premium prior to the maturity date.  In addition, the holders of majority of the Vatea Notes may request that the Company prepay the Vatea Notes in an amount equal to the proceeds of any subsequent closings under the Securities Purchase Agreement with Vatea Fund, dated June 8, 2009, and subsequently amended. The following table summarizes the activity under the Note Purchase Agreement during the six months ended October 31, 2011.

Date issued	Note principal	Accumulated Accretion	Unaccreted premium	Effective interest rate
Balance at April 30, 2011	$4,301,000	$568,360	$2,012,240	17.17%

May 9, 2011	400,000	37,959	202,041	18.83%
May 20, 2011	100,000	8,996	51,004	19.06%
May 23, 2011	200,000	17,711	102,289	19.12%

	$5,001,000	$633,026	$2,367,574

Interest accreted on these notes was $243,146 and $0 for the three months ended October 31, 2011 and 2010, respectively.

Interest accreted on these notes was $470,391 and $0 for the six months ended October 31, 2011 and 2010, respectively.

Convertible Note

On June 16, 2011, the Company entered into a Convertible Note and Warrant Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell to the Purchaser in a private placement a subordinated convertible promissory note (the "Note") with a principal amount of $4.6 million and warrants (the "Warrants") to purchase 2,039,911 shares of the Company's common stock, par value $0.0001.  On June 29, 2011, the Company increased the offering by approximately $0.3 million and additional warrants to purchase 133,038 shares of common stock; for a total offering size of approximately $4.9 million (the "Offering") and warrants to purchase an aggregate of 2,172,949 shares of common stock.

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

On June 29, 2011, the Company issued a Note with a principal amount of approximately $300,000 and Warrants to purchase 133,038 shares of common stock. On July 1, 2011, the Company issued a separate Note with a principal amount of $4,600,000 and Warrants to purchase 2,039,911 shares of common stock. The aggregate gross proceeds to the Company from the Offering were approximately $4.9 million, excluding any proceeds from the exercise of any Warrants. The aggregate placement agent fees were $297,000 and legal fees associated with the offering were $88,839.  These costs have been capitalized as debt issue costs and will be amortized as interest expense over the life of the Note. The total value allocated to the warrants was approximately $1,960,497 and was recorded as a debt discount against the proceeds of the notes.  In addition, the beneficial conversion features related to the notes were determined to be approximately $2,939,504.  As a result, the aggregate discount on the notes totaled $4.9 million, and is being amortized over term of the notes.

The Company recorded interest expense of $628,569 and $836,648 for the three and six months ended October 31, 2011, respectively. These amounts include amortization of the associated debt issue costs of $32,154 and $42,872 and amortization of the debt discount of $408,333 and $544,444 for the three and six months ended October 31, 2011, respectively.

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

Net revenues and segment profit, classified by the Company's reportable segments are as follows:

	For the three months ending October 31,		For the six months ending October 31,
	2011	2010	2011	2010
Product revenue
United States	$27,415	$36,083	$60,892	$42,981
Latin America	-	-	26,000	-
Europe	-	-	-	-
Total product revenue	$27,415	$36,083	$86,892	$42,981

Segment loss (income)
United States	$117,120	$133,077	$332,165	$233,043
Latin America	-	-	(10,585)	-
Europe	-	-	-	-
Unallocated revenues
Government grant revenue	(78,244)	-	(78,244)	-
Unallocated expenses
General and administrative	1,526,775	1,351,011	3,098,431	3,129,003
Research and development	488,577	572,649	1,140,538	1,717,892
Net interest and other expense (income)	875,695	(4,800)	1,316,687	(25,702)
Net loss	$2,929,923	$2,051,937	$5,798,992	$5,054,236

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation may be included with various other costs in an overhead allocation to each segment and it is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases its laboratory space under an operating lease that includes fixed annual increases and expires in July 2015. The Company leases its office space under an operating lease that includes fixed annual increases and expires in February 2016. Total rent expense was $147,322 and $164,859 for the six months ended October 31, 2011 and 2010, respectively.

Agreement with Virginia Commonwealth University—In May 2008 the Company entered into a license agreement with Virginia Commonwealth University ("Licensor", "VCU") whereby it obtained a worldwide, exclusive license to valid claims under three of the Licensor's patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications unless the Company elects to terminate the agreement prior to patent expiration.

The agreement also requires the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. This fee is recorded as an other current asset and is amortized over the fiscal year.  Amortization expense was $35,000 for the six months ended October 31, 2011 and 2010.

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

On August 30, 2011, Tenor Opportunity Master Fund Ltd., Aria Opportunity Fund, Ltd., and Parsoon Opportunity Fund, Ltd (collectively, “Tenor”) filed a lawsuit in the United States District Court for the Southern District of New York alleging that a right of first offer held by Tenor was breached in connection with the Company’s June 2011 financing. The complaint seeks compensatory damages, attorneys’ fees and costs. The Company filed an Answer to the Complaint on October 4, 2011 and pre-trial discovery is currently underway. The Company believes the facts do not support a finding in their favor and, accordingly, has not accrued for any amounts for a contingent liability related to this claim as of October 31, 2011.

Registration Requirement—During the fiscal year ended April 30, 2008, the Company issued warrants as part of a convertible note offering.  These warrants were issued with a requirement that the Company file a registration statement with the SEC to register the underlying shares, and that it be declared effective on or before January 9, 2009. In the event that the Company does not have an effective registration statement as of that date, or if at some future date the registration ceases to be effective, then the Company is obligated to pay liquidated damages to each holder in the amount of 1% of the aggregate market value of the stock, as measured on January 9, 2009 or at the date the registration statement ceases to be effective. As an additional remedy for non-registration of the shares, the holders would also receive the option of a cashless exercise of their warrant or conversion shares. As of October 31, 2011, approximately 76,975 of these warrants are subject to the registration requirement.

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

In February 2011, after management conducted a preliminary, limited scope review of certain of the Company’s stock option granting practices, the Audit Committee commenced a voluntary, independent investigation of the Company’s historical stock option granting practices and related accounting during the period from February 1998 through April 2009. The Company’s outside legal counsel assisted the Audit Committee in this investigation. As of October 31, 2011, none of the Company’s current officers or directors has exercised any of the potentially non-compliant options. The primary adverse tax consequence of Section 409A non-compliance is that the holders of non-compliant options are taxed on the value of such options as they vest, and annually thereafter until they are exercised. In addition to ordinary income taxes, holders of non-compliant options are subject to a 20% penalty tax under Section 409A (and, as applicable, similar excise taxes under state laws). Because virtually all holders of stock options granted by the Company were not involved in or aware that the pricing and/or modification of their options raised these issues, the Company intends to take actions to address certain of the adverse tax consequences that may apply to these holders. In addition, on March 17, 2011 the Company entered into indemnification agreements with its executive officers that indemnify those officers from potential Section 409A tax liabilities arising from their prior option awards,

In addition to adverse consequences for option holders, the Company has determined that certain payroll taxes, interest and penalties may apply to the Company under various sections of the IRC (and, as applicable similar state and foreign tax statutes) related to the potential Section 409A non-compliance.  As of October 31, 2011, the Company has accrued approximately $550,000, which represents the Company’s best estimate of the potential liability, in other current liabilities for the contingent liability. The Company’s investigation of the matter is still on-going and there exists the possibility of adverse outcomes that the Company estimates could reach approximately $500,000 beyond its recorded amount.

NOTE 8. STOCKHOLDERS’ EQUITY

During the six months ended October 31, 2011:

(1)	The Company received $4,401,400 (net of closing costs) from the issuance of 1,724,138 shares of common stock as part of the registered direct offering in May 2010.
(2)	The Company recorded $22,398 for the fair value of restricted stock grants issued to nonemployee directors.
(3)	The Company issued 7,333 shares of common stock from the cashless exercise of 40,000 stock options.
(4)	The Company issued 366,379 shares of common stock from the exercise of warrants. The shares were issued at an exercise price of $1.69 for a payment of $619,181.
(5)	As further discussed below, the company recorded $50,905 for the computed fair value of options issued to employees, nonemployee directors, and consultants.
(6)
The Company issued 78,197 shares of common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $2.255 for the payment of $176,333 interest payable on convertible notes with a gross carrying value of $4,600,000.

(7)
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

(5)	The Company issued 17,782 shares of its common stock as compensation. These shares had a fair value at the grant date of $53,250.
(6)	The company recorded $91,931 for the computed fair value of options issued to employees, nonemployee directors, and consultants.

Warrants

On June 29 and July 1, 2011, the Company issued 133,038 and 2,039,911, respectively, warrants to purchase restricted common stock as part of the Offering further described in Note 5 above.

On August 2, 2011, the Company received $619,181 and issued 366,379 shares of common stock for the exercise of certain outstanding warrants. The warrants were issued in May 2010 and had an exercise price of $1.69, as adjusted for anti-dilution provisions triggered by the Offering further described in Note 5 above.

The following table summarizes its warrant activity for the six months ended October 31, 2011:

	Warrants		Weighted Average Exercise Price
Outstanding at April 30, 2011	3,581,347		$3.90
Granted	2,172,949		2.53
Exercised	(366,379)		1.69
Forfeited	(636,144)		3.68
Other	232,082	(1)	2.15	(1)
Outstanding at October 31, 2011	4,983,855		$2.82	(2)

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

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan (the "Plan"), as amended and restated on June 17, 2008. Under the Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. On September 30, 2011, the Company’s shareholders approved amendment 1 to the Plan which increased the amount of shares authorized for issuance under the Plan to 6,000,000, up from 800,000 previously authorized. Stock options granted under the Plan may be either incentive stock options ("ISOs"), or nonqualified stock options ("NSOs"). ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the Plan may be granted with a term of up to ten years and at prices no less than fair market value for ISOs and no less than 85% of the fair market value for NSOs. To date, stock options granted generally vest over one to three years and vest at a rate of 34% upon the first anniversary of the vesting commencement date and 33% on each anniversary thereafter. As of October 31, 2011 the Company had 5,462,484 shares of common stock available for grant under the Plan.

Plan Stock Options and Restricted Stock

Stock option and restricted stock activity under the Plan for the six months ended October 31, 2011 is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances, at April 30, 2011	243,832	515,071	$4.54
Options granted	(43,000)	43,000	$2.03
Options cancelled	3,556	(3,556)	$5.81
Restricted stock granted	(132,900)
Restricted stock cancelled	7,322

Balances, at July 31, 2011	78,810	554,515	$4.33
Additional shares reserved	5,200,000
Options granted	(2,500)	2,500	$2.50
Options exercised		(7,333)	$1.96
Options cancelled	95,334	(95,334)	$3.62
Restricted stock granted	(35,412)
Restricted stock cancelled	126,252

Balances, at October 31, 2011	5,462,484	454,348	$4.51

The following table summarizes the grant date fair value stock-based compensation expense for stock options and the restricted stock issued during the six months ended October 31, 2011 and 2010, respectively:

	For the the six months ended October 31
	2011	2010

Research and development	$63,532	$19,428
Marketing and sales	2,174	-
General and administrative	2,024	47,566
	$67,730	$66,994

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the six months ended October 31, 2011 and 2010:

	For the the six months ended October 31
	2011	2010

Risk-free interest rate (weighted average)	2.38%	1.83%
Expected volatility (weighted average)	78.47%	86.44%
Expected term (in years)	7	6
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.
Expected Volatility
The expected stock price volatility for the Company’s common stock was determined by examining the historical volatility and trading history for its common stock over a term consistent with the expected term of its options.

Expected Term
The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. It was calculated based on the historical experience that the Company has had with its stock option grants.

Expected Dividend Yield	The expected dividend yield of 0% is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not anticipate paying any dividends in the near future.
Forfeitures
Stock compensation expense recognized in the statements of operations for the six months ended October 31, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

As of October 31, 2011, there were unrecognized compensation costs of approximately $19,500 related to non-vested stock option awards granted after May 1, 2004 that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.03 years.

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

For the six months ended October 31, 2011, the Company recorded $84,748 as compensation expense for these restricted stock grants.

Pursuant to certain Board of Directors compensation agreements, on June 24, 2011, the Board Members were granted 31,812 shares of restricted common stock, vesting annually over a three-year period and 19,076 shares of restricted common stock granted on September 30, 2011, vesting quarterly over a one-year period.

For the six months ended October 31, 2011, the Company recorded $22,398 as compensation expense for these restricted stock grants.

As of October 31, 2011, there were unrecognized compensation costs of approximately $75,800 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period.

Other Stock Options

In the past, the Company issued options outside the 1999 Amended Stock Plan. These options were granted with an exercise price of $3.68, and a 10 year term. As of October 31, 2011, there were 266,667 non-qualified options outstanding.

NOTE 9. SUBSEQUENT EVENTS

Amendment to Securities Purchase Agreement

On November 11, 2011, the Company entered into Amendment No. 3 to the Securities Purchase Agreement, dated June 8, 2009 (the "SPA"), between the Company and JP SPC 1 Vatea, Segregated Portfolio ("Vatea Fund"). Amendment No. 3 deemed all milestones under the SPA achieved in exchange for a reduction in the purchase price for shares of the Company's common stock under the SPA to $2.85 per share.

On November 14, 2011, following entry into Amendment No. 3 to the SPA, the final closing (the "Final Closing") under the SPA occurred pursuant to which the Company delivered 2,807,018 shares of its common stock to the holders of the SPA against payment to the Company of an aggregate of $8,000,000. In connection with the Final Closing, the Company paid fees to Melixia SA for services provided as facilitating agent, which consisted of 561,404 shares of the Company's common stock. All issuances were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. Pursuant to the terms of the Note Purchase Agreement with Vatea Fund, dated October 12, 2010 and amended on December 29, 2010, the Company used the proceeds from the Final Closing to prepay the outstanding balance under the notes, including $2,367,574 of unaccreted final payment premium thereunder. Following the Final Closing, no securities remain available for purchase under the SPA and no outstanding balance remains under the Note Purchase Agreement.

2011 Registered Direct Offering

On December 8, 2011, the Company entered into a placement agency agreement with William Blair & Company, L.L.C. relating to a $7.5 million registered direct offering (the “2011 Offering”), of units (the “Units”) by the Company to certain institutional investors, consisting of an aggregate $7.5 million of Series A Convertible Preferred Stock, $0.0001 par value per share (the “Preferred Stock”) and warrants (the “2011 Warrants”) to purchase approximately 1,689,192 shares of common stock, par value $0.0001 per share.

The sale of the Units was made pursuant to a Securities Purchase Agreement, dated December 8, 2011, entered into with each of the investors.  The 2011 Offering is scheduled to fund in two installments.  The first installment of the Offering was completed on December 12, 2011.  At closing, the investors purchased $3.5 million of newly issued Preferred Stock and related 2011 Warrants.  Subject to the Company meeting certain conditions, including conditions that are outside its control, there is a second mandatory installment whereby the Company may issue up to an additional $4 million of Preferred Stock and 2011 Warrants.  The second installment would fund when the first installment is fully redeemed by the Company, at approximately the six month anniversary of the initial closing.

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

Audit Committee Investigation

As we previously disclosed, during the three months ended October 31, 2011, our Audit Committee, which is composed entirely of independent directors, conducted an investigation into the conduct of Chris J. Stern, our former Chairman and Chief Executive Officer, and the potential impact of his conduct on us.  The Audit Committee’s findings were disclosed in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2011.

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

We received approval of our Investigational New Drug application, or IND, for severe TBI filed with the U.S. Food and Drug Administration, or FDA, and began Phase I clinical studies in October 2003, which were completed in December 2003. We submitted a report on the results to the FDA along with a Phase II protocol in 2004. Phase II-A clinical studies began in the fourth quarter 2004, and were completed in 2006. A further Phase II study protocol was filed with the FDA in the spring of 2008, but remained on clinical hold by the FDA due to safety concerns raised by the regulatory agency. We are continuing to respond to the FDA’s requests for data required to address their concerns. After receiving this clinical hold, we filed a revised protocol as a dose-escalation study with the regulatory authorities in Switzerland and Israel. The relevant Swiss regulatory body approved the protocol in August 2009, and the Israel Ministry of Health approved the protocol in September 2009. The new study began in October 2009 and is currently underway both in Switzerland and Israel. In March 2010, we determined that it is feasible to simplify the trial design and also reduce the number of patients to be enrolled. In May 2010, we entered into a relationship with a contract research organization, or CRO, to assist us as we expand our study into India to initiate five to ten new sites for our Phase II-b clinical trial. Study objectives, safety and efficacy endpoints would remain unchanged, and we feel with these optimizations the study could be concluded faster and more economically. In March 2011 we received confirmation of a $2.07M, two-year cost reimbursement award from the U.S. Army to conduct safety related studies for Oxycyte. PFC emulsions, as a therapeutic class, are known to interact with the reticuloendothelial system as part of the clearance mechanism, as well as affect the number of circulating platelets. The studies supported by this grant will examine the effects of Oxycyte on the immune system, platelet function and distribution, as well as the safety and efficacy of platelet transfusion, which can be necessary for patients with TBI and related polytrauma. Additional studies under this grant will be conducted to evaluate the pharmacokinetics of PFCs in relevant species. We believe the results of these studies will support the safety profile of Oxycyte PFC emulsion. We expect to commit a substantial portion of our financial and business resources over the next three years to testing Oxycyte and advancing this product to regulatory approval for use in one or more medical applications.

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

Since June 2010 we have marketed and sold these products through www.buydermacyte.com and to dermatologists and medical spas with a combination of in-house sales, independent sales agents and exclusive distributors. We have hired a sales director based in North Carolina, and added sales people in South Florida, and Southern California. During the current period, we adjusted our growth strategy to focus exclusively on the North Carolina and South Florida markets while we focus on reformulating the product line to include Dermacyte night cream and brightening serum.

Dermatology

We are developing clinical research protocols and conducting proof-of-concept studies for the topical indications of pruritis and atopic dermatitis. We intend to develop additional studies for the treatment of acne and rosacea. We believe that we will need the support of partners specializing in this sector to further develop and commercialize these dermatologic product candidates. We can provide no assurance that the topical indications we have under development will prove their claims and be successful commercial products.

Wundecyte™

Wundecyte is a novel gel developed under a contract agreement with a lab in Virginia that is designed to be used as a wound-healing gel. In October 2009, we filed a 510K medical device application for Wundecyte with the FDA. Several oxygen-producing and oxygen-carrying devices were cited as predicate devices. The FDA response was that the application likely would be classified as a combination device. The drug component of the combination device will require extensive preclinical and clinical studies to be conducted prior to potential commercialization of the product.

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes in critical accounting policies during the three months ended October 31, 2011, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Financial Overview

Results of Operations- Comparison of the Three and Six Months Ended October 31, 2011 and 2010

The following table sets forth our condensed statement of operations data and presentation of that data as amount of change from period-to-period.

	Three months ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease)	Six months ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010

Wholesale & retail revenue	$27,415	$36,083	$(8,668)	-24%	$60,892	$42,981	$17,911	42%
Distibutor revenue	-	-	-	0%	26,000	-	26,000	0%
Product revenue	27,415	36,083	(8,668)	-24%	86,892	42,981	43,911	102%
Cost of sales	10,500	8,957	1,543	17%	45,104	10,745	34,359	320%
Gross profit	16,915	27,126	(10,211)	-38%	41,788	32,236	9,552	30%

Government grant revenue	78,244	-	78,244	-%	78,244	-	78,244	-%
Total net revenue	95,159	27,126	68,033	251%	120,032	32,236	87,796	272%

Operating expenses:
Sales and Marketing	134,035	160,203	(26,168)	-16%	363,368	265,279	98,089	37%
General and administrative	1,526,775	1,351,011	175,764	13%	3,098,431	3,129,003	(30,572)	-1%
Research and development	488,577	572,649	(84,072)	-15%	1,140,538	1,717,892	(577,354)	-34%
Total Operating expenses	2,149,387	2,083,863	65,524	3%	4,602,337	5,112,174	(509,837)	-10%

Net operating loss	2,054,228	2,056,737	(2,509)	0%	4,482,305	5,079,938	(597,633)	-12%

Interest expense	871,768	5,383	866,385	16095%	1,307,566	6,589	1,300,977	19745%
Other (income) expense	3,927	(10,183)	14,110	-139%	9,121	(32,291)	41,412	-128%
Net loss	$2,929,923	$2,051,937	$877,986	43%	$5,798,992	$5,054,236	$744,756	15%

Revenue

We generate product revenue from the sale of Dermacyte through on-line retailers, physician and medical spa facilities, and through distribution agreements with unrelated companies. In addition to the revenue earned through sales of Dermacyte, we also earn revenues through a cost-reimbursement grant sponsored by the United States Army, or Grant Revenue. Grant Revenue is recognized as milestones under the Grant program are achieved. Grant Revenue is earned through the direct costs of labor, supplies, and the pass-through costs of subcontracts with third-party CROs. Product revenue and Grant Revenue, including percentage changes, for the three and six months ended October 31, 2011 and 2010, respectively, are as follows:

	Three months October 31,		Increase/ (Decrease)	% Increase/ (Decrease)	Six months October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
Product revenue	$27,415	$36,083	$(8,668)	-24%	$86,892	$42,981	$43,911	102%
Government grant revenue	$78,244	$-	$78,244	100%	$78,244	$-	$78,244	100%

Product revenue decreased for the three months ended October 31, 2011 compared to the same period in the prior year due to the reduction in direct sales from our internal sales force. During the three months ended October 31, 2011, we reduced the size of our sales force to focus selling efforts in specific geographical markets.

Product revenue increased for the six months ended October 31, 2011 compared to the same period in the prior year due to shipments to our distributor in Mexico and direct sales from our internal sales force.

Grant revenue for the three and six months ended October was approximately $78,000. This revenue was primarily the result of reimbursements for the direct labor costs associated with study design and initiation for a series of preclinical studies designed to enhance the safety and toxicity profile of Oxycyte.

Gross Profit

Gross margin as a percent of revenue was 62% and 48% for the three and six months ended October 31, 2011, respectively, as compared to 75% for the three and six months ended October 31, 2010. This decrease was primarily due to changes in the product mix and sales through distribution channels in the six months ended October 31, 2011.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including salaries, commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Marketing and sales expenses and percentage changes for the three and six months ended October 31, 2011 and 2010, respectively, are as follows:

	Three months October 31,		Increase/ (Decrease)	% Increase/ (Decrease)	Six months October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
Marketing and sales expense	$134,035	$160,203	$(26,168)	-16%	$363,368	$265,279	$98,089	37%

The decrease in marketing and sales expenses for the three months ended October 31, 2011 compared to the same period in the prior year was driven primarily by a reduction in costs incurred for direct advertising partially offset by an increase in the costs incurred for compensation.

-
We reduced the costs associated with direct marketing and advertising approximately $60,000. These costs include attendance at trade shows and conferences, fees paid to a third party public relations firm, the costs of product samples distributed to potential customers, and the costs of direct print and online advertisements topical product line Dermacyte. These costs include salaries, commissions, and employee benefits.

-
We incurred an increase of approximately $30,000 in compensation costs related to marketing and selling the cosmetic topical product line Dermacyte. These costs include salaries, commissions, and employee benefits.

The increase in marketing and sales expenses for the six months ended October 31, 2011 compared to the same period in the prior was driven primarily by an increase in the costs incurred for compensation offset by a slight reduction in costs for direct advertising.

-
We incurred an increase of approximately $95,000 in compensation costs and $10,000 in travel costs related to marketing and selling the cosmetic topical product line Dermacyte. These costs include salaries, commissions, employee benefits, and entertainment.

-
We reduced the costs related to direct marketing and advertising approximately $6,000 compared to the same period in the prior year. These costs include attendance at trade shows and conferences, fees paid to a third party public relations firm, the costs of product samples distributed to potential customers, and the costs of direct print and online advertisements.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three and six months ended October 31, 2011 and 2010, respectively, are as follows:

	Three months October 31,		Increase/ (Decrease)	% Increase/ (Decrease)	Six months October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
General and administrative expense	$1,526,775	$1,351,011	$175,764	13%	$3,098,431	$3,129,003	$(30,572)	-1%

The increase in general and administrative expenses for the three months ended October 31, 2011 was driven primarily by an increase in legal fees, consulting costs and the severance accrual for a retired director; partially offset by a decrease in compensation expense, travel related expenses, and amortization of intangible assets.

-	We reduced compensation expenses approximately $195,000 compared to the same period in the prior year due to a reduction in headcount.

-	We reduced administrative travel costs by approximately $51,000 compared to the same period in the prior year due to a reduction in headcount and international travel.

-	We reduced depreciation and amortization costs approximately $27,000 compared to the same period in the prior year due to impairments to intangible assets recorded in the prior year.

-	We incurred an increase of approximately $213,000 in legal and accounting fees associated with our filings and other corporate matters compared to the same period in the prior year.

-
We incurred and increase in consulting and Board of Director fees of approximately $230,000 compared to the same period in the prior year due to the accrual of severance payments due to a retired Director and fees paid to a third-party recruiter.

The decrease in general and administrative expenses for the six months ended October 31, 2011 was driven primarily by a decrease in compensation expense, travel related expense, and amortization of intangible assets; partially offset by an increase in legal fees, consulting costs and the severance accrual for a retired director.

-	We reduced compensation expenses approximately $474,000 compared to the same period in the prior year due to a reduction in headcount.

-	We reduced depreciation and amortization costs approximately $67,000 compared to the same period in the prior year due to impairments to intangible assets recorded in the prior year.

-	We reduced investor relations costs by approximately $108,000 compared to the same period in the prior year due to a reduction in presentations and costs associated with international marketing firms.

-	We incurred an increase of approximately $422,000 in legal and accounting fees associated with our filings and other corporate matters compared to the same period in the prior year.

-
We incurred and increase in consulting and Board of Director fees of approximately $275,000 compared to the same period in the prior year due to the accrual of severance payments due to a retired Director and fees paid to a third-party recruiter.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three and six months ended October 31, 2011 and 2010, respectively, are as follows:

	Three months October 31,		Increase/ (Decrease)	% Increase/ (Decrease)	Six months October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2011	2010			2011	2010
Research and development expense	$488,577	$572,649	$(84,072)	-15%	$1,140,538	$1,717,892	$(577,354)	-34%

The decrease in research and development expenses for the three months ended October 31, 2011 was driven primarily by a reduction in compensation and CRO costs; partially offset by an increase in consulting costs and Oxycyte development costs.

-	We reduced compensation expenses approximately $43,000 compared to the same period in the prior year due to a reduction in headcount.

-	We reduced travel costs by approximately $10,000 compared to the same period in the prior year due to a reduction in headcount and international travel.

-	We reduced CRO costs approximately $104,000 compared to the same period in the prior year due to the completion of the first cohort of the TBI trials in the prior year.

-
We incurred an increase of approximately $32,000 in consulting costs compared to the same period in the prior year primarily due to the consulting agreement with our retired Chief Operating Officer entered into in the fourth quarter of the prior year.

-	We incurred an increase of approximately $52,000 in Oxycyte development costs compared to the same period in the prior year due to costs incurred for manufacturing and preclinical studies.

The decrease in research and development expenses for the six months ended October 31, 2011 was driven primarily by a reduction in CRO, compensation and product development costs; partially offset by an increase in consulting costs.

-	We reduced compensation expenses approximately $16,000 compared to the same period in the prior year due to a reduction in headcount.

-	We reduced travel costs by approximately $35,000 compared to the same period in the prior year due to a reduction in headcount, conferences and seminars, and international travel.

-	We reduced CRO costs approximately $487,000 compared to the same period in the prior year due to the completion of the first cohort of the TBI trials in the prior year.

-
We incurred a decrease of approximately $148,000 in product development costs compared to the same period in the prior year due to impairment costs recognized in the prior year for expired clinical drug material offset by development costs associated with Dermacyte and Oxycyte manufacturing and preclinical studies incurred in the current year.

-
We incurred an increase of approximately $112,000 in consulting costs compared to the same period in the prior year primarily due to the consulting agreement with our retired Chief Operating Officer entered into in the fourth quarter of the prior year.

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

Other Income and Expense

During the three and six months ended October 31, 2011, other income decreased approximately $14,000 and $41,000, respectively, compared to the same period in the prior year. This decrease was due primarily to the expiration of the sublease agreement in our California laboratory and fluctuations in currency exchange rates.

Interest Expense

During the three and six months ended October 31, 2011, interest expense increased approximately $866,000 and $1,301,000, respectively, compared to the same period in the prior year. This increase is due to the accretion of the premium due on the promissory notes outstanding under the Note Purchase Agreement, dated October 21, 2010, as amended on December 29, 2010, with JP SPC 1 Vatea Segregated Portfolio, or Vatea Fund, and the amortization of the discounts, debt issue costs, and interest expense on the notes issued under the Convertible Note and Warrant Purchase Agreements described in “Liquidity, Capital Resources and Plan of Operation – Liquidity” below.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of October 31, 2011 we had an accumulated deficit of $97.7 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of Oxycyte and other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $2,873,524 and $1,632,211of total current assets and working capital of $777,617 and $(551,033) as of October 31, 2011 and April 30, 2011, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

We are in the preclinical and clinical trial stages in the development of our product candidates. We are currently conducting Phase II-b clinical trials for the use of Oxycyte in the treatment of severe traumatic brain injury. Even if we are successful with our Phase II-b study, we must then conduct a Phase III clinical study and, if that is successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other product candidates must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products though we can give no assurance that any such initiative will be successful. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond July 31, 2012 depends on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining the necessary resources.

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

In May 2011, we issued the remaining $700,000 in promissory notes under the October 2010 Note Purchase Agreement with Vatea Fund.

Based on our working capital at October 31, 2011 and the net proceeds from the registered direct offering described in Note 9 of our Financial statements above, we believe we have sufficient capital on hand to continue to fund operations through July 31, 2012.

Cash Flows

The following table shows a summary of our cash flows for the six months ended October 31, 2011 and 2010:

	For the six months ended October 31,
	2011	2010
Net cash used in operating activities	(4,583,454)	(4,389,796)
Net cash used in investing activities	(161,475)	(257,302)
Net cash provided by financing activities	5,797,242	4,851,559

Net cash used in operating activities.  Net cash used in operating activities was $4.6 million for the six months ended October 31, 2011 compared to net cash used in operating activities of $4.4 million for the six months ended October 31, 2010. The increase of cash used for operating activities was due primarily to an increase in costs associated with marketing and selling our cosmetic products offset by a reduction in costs associated with development of Oxycyte and overall administrative expenses.

Net cash used in investing activities. Net cash used in investing activities was $161,474 for the six months ended October 31, 2011 compared to net cash used in investing activities of $257,302 for the six months ended October 31, 2010. The decrease of cash used for investing activities was due to a reduction in capitalized legal fees incurred for filing and maintaining our patent portfolio.

Net cash provided by financing activities. Net cash provided by financing activities was $5.8 million for the six months ended October 31, 2011 compared to net cash provided by financing activities of $4.9 million for the six months ended October 31, 2010. The increase of net cash provided by financing activities for the six months ended October 31, 2011 was due primarily to net proceeds of approximately $4.5 million received from the issuance of the convertible notes in June 2011, approximately $0.6 million from the exercise of outstanding warrants in August 2011, and approximately $0.7 million proceeds from the issuance of promissory notes payable in May 2011 under the Note Purchase Agreement with Vatea Fund.

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

As a result of our recently completed financing, described in Note 9 above, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through July 31, 2012. We will need substantial additional capital in the future in order to complete the development and commercialization of Oxycyte and to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

We believe that there have been no significant changes in our market risk exposures for the three and six months ended October 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, for the Exchange Act, our management, including our Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of October 31, 2011, the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We routinely review our internal controls over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. In light of the conduct discovered during the Audit Committee investigation described in “Management’s Discussion & Analysis – Audit Committee Investigation” of our Form 10-Q for the quarter ended July 30, 2011, we adopted the following additional measures in order to improve our control environment: (i) strengthening our procedures with respect to review and verification of officer and director credentials and biographical disclosure, (ii) adopting a written related-party transaction review policy, to be administered by the Audit Committee, and (iii) revising our Code of Ethics and Business Conduct to explicitly confirm that providing false or misleading information in response to a corporate investigation is a violation of the Code subject to discipline. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take action as appropriate.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On August 30, 2011, Tenor Opportunity Master Fund Ltd., Aria Opportunity Fund, Ltd., and Parsoon Opportunity Fund, Ltd (collectively, “Tenor”) filed a lawsuit in the United States District Court for the Southern District of New York alleging that a right of first offer held by Tenor was breached in connection with our June 2011 financing.  The complaint seeks compensatory damages, attorneys’ fees and costs. We filed an Answer to the Complaint on October 4, 2011 and pre-trial discovery is currently underway. We believe the facts do not support a finding in their favor and intend to vigorously defend against this lawsuit.

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

The redemption by us of Convertible Preferred Stock in stock or the conversion of such Preferred Stock  by the holders could result in a substantial number of additional shares being issued, with the number of such shares increasing if and to the extent our market price declines, diluting the ownership percentage of our existing stockholders.

In December 2011, we completed a registered direct offering (the “2011 Offering”) consisting of Series A Convertible Preferred Stock, $0.0001 par value per share (the “Preferred Stock”) and warrants (the “2011 Warrants”) to purchase shares of common stock, par value $0.0001 per share.  The Preferred Stock is convertible at the option of the holders at an initial conversion price of $2.22. We will make amortization and dividend payments on the Preferred Stock, with the principal amount being amortized in six payments payable over the six months following the issue date of the Preferred Stock payable at our option in cash and/or stock, subject to certain conditions being met.  If we elect to make the payments in shares of our common stock, the price used to determine the number of shares to be issued will be calculated using the lesser of (i) the-then existing conversion price, which is initially $2.22 per share and (ii) a 10% discount to a calculated market price. Accordingly, the lower the market price of our common stock at the time at which we make amortization payments in stock, the greater the number of shares we will be obliged to issue and the greater the dilution to our existing stockholders.  Such issuances could adversely affect the market price of our common stock.

The Preferred Stock contains covenants that may limit our business flexibility.

The Preferred Stock imposes significant restrictions on us that may restrict our ability to pursue our business strategies.  These restrictions prohibit or limit, among other things:

•	the incurrence of additional indebtedness without the consent of the holders of the Preferred Stock;
•	the issuance of additional securities, subject to standard exceptions; and
•	the payment of cash dividends on shares of capital stock outstanding.

We are subject to substantial penalties if we breach the terms of the Preferred Stock

The Certificate of Designations that governs the Preferred Stock provides for various and severe penalties under various circumstances, including breach of the terms of the Certificate of Designations and any of the transaction documents relating to the 2011 Offering.  These penalties include, but are not limited to, an increase in the dividend rate from 7% to 15%, and repayment of 125% of the then-outstanding stated value of the Preferred Stock in cash. In the event that any of these penalties are triggered, we may have insufficient funds to pay such penalties, which may adversely impact our ability to continue as a going concern.

The second closing of our December 2011 registered direct offering may not occur.

While our 2011 Offering provided for an aggregate amount of up to $7.5 million, only $3.5 million of the offered securities were purchased initially.  The remainder of the 2011 Offering, which may be up to $4 million, is currently scheduled to be completed in a second closing in June 2012.  However, the second closing is subject to various conditions, including conditions that are outside of our control, including, but not limited to, a minimum stock price prior to the second closing and a minimum trading volume limitation.  In the event that the second closing does not occur, we would need to find alternative sources of capital to continue as a going concern, and there can be no assurance that such funding would be available on favorable terms or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended October 31, 2011, we did not sell any unregistered equity securities that have not previously been disclosed in a current report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None
.
ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

On December 15, 2011, the Board of Directors adopted an amendment to the Company’s Non-Employee Director Compensation Policy, which is described under the heading 2011 Director Compensation in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on September 6, 2011, to provide that restricted stock awards will vest 25% per quarter, rather than vesting over a three-year period.

On December 15, 2011, the Board of Directors of the Company appointed Chris A. Rallis and Anthony A. DiTonno to serve as directors, effective immediately.  Mr. Rallis will serve on the Audit Committee of the Company’s Board of Directors and serve as the Audit Committee’s financial expert.  Mr. DiTonno will serve on the Compensation Committee and Strategic Alternatives Committee of the Company’s Board of Directors.  Mr. DiTonno will also serve as the Strategic Alternatives Committee’s chair.  The Company’s Board of Directors has determined that each of Mr. Rallis and Mr. DiTonno is an independent director.

There is no arrangement or understanding between Messrs. Rallis and DiTonno and any other persons pursuant to which they were to be appointed as directors, and Messrs. Rallis and DiTonno are not, have not been, and are not currently proposed to be a participant in any related person transactions with the Company or any related person that would require disclosure under Item 404(a) of Regulation S-K.

Messrs. Rallis and DiTonno will be compensated in accordance with the Company’s Non-Employee Director Compensation Policy as described above.

On December 15, 2011, the Board of the Directors also approved Amended and Restated Bylaws, effective immediately, that included an amendment to Article III, Section 10 to the Company’s Bylaws to clarify that directors may take action without a meeting either by consent in writing or by electronic transmission.  A copy of the Bylaws, as amended and restated, is filed as Exhibit 3.1 to this Quarterly Report and is incorporated herein by reference.

ITEM 6.	EXHIBITS

No.	Description
3.1	Amended and Restated Bylaws
10.1	Amendment No. 3 to Securities Purchase Agreement between the Company and Vatea Fund, dated November 14, 2011 (1)
10.2	Task Order between the Company and NextPharma, dated November 15, 2011 (1)
10.3	Termination Agreement between the Company and Hospira, dated August 30, 2011 (1)
10.4	Placement Agency Agreement, dated December 8, 2011, between Oxygen Biotherapeutics, Inc. and William Blair & Company, L.L.C., as placement agent (2)
10.5	Form of Warrant (2)
10.6	Form of Certificate of Designations (2)
10.7	Form of Securities Purchase Agreement (2)
10.8	Form of Lock-up Agreement (2)
10.9	Restricted Stock Award Agreement
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Taxonomy Extension Schema Document (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)
______________
(1)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on November 16, 2011, and is incorporated herein by reference.

(2)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on December 9, 2011, and is incorporated herein by reference.

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

OXYGEN BIOTHERAPEUTICS, INC.

Date: December 15, 2011	By:	/s/ Michael B. Jebsen
Michael B. Jebsen,
Interim Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer)