Form 10-Q
period 2012-01-31
OXYGEN BIOTHERAPEUTICS, INC.
filed 2012-03-15
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2012

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

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☑

As of March 13, 2012, the registrant had outstanding 29,019,253 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

BALANCE SHEETS

	January 31, 2012	April 30, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,281,502	$951,944
Accounts receivable	19,400	138,867
Government grant receivable	147,153	-
Inventory	116,707	257,382
Prepaid expenses	561,645	275,876
Other current assets	206,468	8,142
Total current assets	4,332,875	1,632,211
Property and equipment, net	317,422	442,586
Debt issuance costs, net	310,813	-
Intangible assets, net	863,510	699,951
Other assets	65,666	147,608
Total assets	$5,890,286	$2,922,356
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$650,351	$889,376
Accrued liabilities	1,137,748	1,250,573
Convertible preferred stock	3,916,696	-
Current portion of notes payable, net	104,178	43,295
Total current liabilities	5,808,973	2,183,244
Long-term portion of notes payable, net	952,777	4,463,635
Total liabilities	6,761,750	6,646,879

Stockholders' deficit
Preferred stock, undesignated, authorized 10,000,000 shares; see Note 6.	-	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 28,235,467 and 23,393,307, respectively	2,824	2,339
Additional paid-in capital	104,139,192	88,189,012
Deficit accumulated during the development stage	(105,013,480)	(91,915,874)
Total stockholders’ deficit	(871,464)	(3,724,523)
Total liabilities and stockholders' deficit	$5,890,286	$2,922,356

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENTS OF OPERATIONS

	Period from May 26, 1967 (Inception) to January 31,	Three months ended January 31,		Nine months ended January 31,
	2012	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Product revenue	$461,300	$4,673	$52,562	$91,565	$95,543
Cost of sales	305,831	2,512	25,973	47,616	36,718
Net product revenue	155,469	2,161	26,589	43,949	58,825
Government grant revenue	224,345	146,101	-	224,345	-
Total net revenue	379,814	148,262	26,589	268,294	58,825

Operating expenses
Selling, general, and administrative	45,701,164	1,422,103	2,282,823	4,883,903	5,677,105
Research and development	21,353,147	599,935	498,521	1,740,473	2,216,413
Loss on impairment of long-lived assets	334,157	-	-	-	-
Total operating expenses	67,388,468	2,022,038	2,781,344	6,624,376	7,893,518

Net operating loss	67,008,654	1,873,776	2,754,755	6,356,082	7,834,693

Interest expense	38,961,063	5,341,988	43,093	6,649,554	49,682
Loss on extinguishment of debt	250,097	-	-	-	-
Other expense (income)	(1,206,334)	82,850	(253,661)	91,970	(285,952)
Net loss	$105,013,480	$7,298,614	$2,544,187	$13,097,606	$7,598,423

Net loss per share, basic		$(0.26)	$(0.11)	$(0.53)	$(0.33)

Weighted average number of common shares outstanding, basic		27,558,532	23,391,155	24,922,512	23,331,614

Net loss per share, diluted		$(0.39)	$(0.11)	$(0.65)	$(0.33)

Weighted average number of common shares outstanding, diluted		29,731,481	23,391,155	26,630,311	23,331,614

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENTS OF CASH FLOWS

	Period from May 26, 1967 (Inception) to January 31,	Nine months ended January 31,
	2012	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(105,013,480)	$(13,097,606)	$(7,598,423)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,030,265	166,134	255,057
Amortization of deferred compensation	336,750	-	-
Interest on debt instruments	38,554,616	6,635,979	49,681
Loss (gain) on debt settlement and extinguishment	163,097	-	-
Loss on impairment, disposal and write down of long-lived assets	763,415	95,760	-
Issuance and vesting of compensatory stock options and warrants	8,278,580	53,292	111,802
Issuance of common stock below market value	695,248	-	-
Issuance of common stock as compensation	661,191	106,190	56,318
Issuance of common stock for services rendered	1,265,279	-	-
Issuance of note payable for services rendered	120,000	-	-
Contributions of capital through services rendered by stockholders	216,851	-	-
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(1,060,414)	(341,637)	95,139
Inventory	197,410	(40,616)	85,978
Accounts payable and accrued liabilities	1,911,548	(434,954)	291,920
Net cash used in operating activities	(50,879,644)	(6,857,458)	(6,652,528)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,755,462)	(11,371)	(187,509)
Capitalization of patent costs and license rights	(1,710,168)	(195,829)	(183,118)
Net cash used in investing activities	(3,465,630)	(207,200)	(370,627)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	44,363,845	8,619,181	4,901,400
Repurchase of outstanding warrants	(2,836,520)	-	-
Proceeds from stockholder notes payable	977,692	-	-
Proceeds from issuance of notes payable, net of issuance costs	7,518,521	837,692	2,088,701
Proceeds from convertible notes, net of issuance costs	13,321,447	4,514,162	-
Proceeds from convertible preferred stock	3,500,000	3,500,000	-
Payments on notes - short-term	(1,218,209)	(76,819)	(77,312)
Payments on notes - long-term	(8,000,000)	(8,000,000)	-
Net cash provided by financing activities	57,626,776	9,394,216	6,912,789

Net change in cash and cash equivalents	3,281,502	2,329,558	(110,366)
Cash and cash equivalents, beginning of period	-	951,944	632,706
Cash and cash equivalents, end of period	$3,281,502	$3,281,502	$522,340

Cash paid for:
Interest	$264,180	$13,574	$2,262
Income taxes	$27,528	$-	$-

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENT OF CASH FLOWS, Continued

Non-cash financing activities during the nine months ended January 31, 2012:

(1)
The Company issued 161,438 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $2.255 for the payment of $364,042 interest payable on convertible notes with a gross carrying value of $4,900,000.

(2)	The Company issued 14,342 shares of its common stock as payment for $20,808 of convertible preferred stock dividends.

(3)	The Company issued 446,496 shares of its common stock to redeem 583 shares of convertible preferred stock with a gross carrying value of $583,000.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit during the development stage of $105 million and $91.9 million at January 31, 2012 and April 30, 2011, respectively, and stockholders’ deficit of $(871,464) and $(3,724,523) as of January 31, 2012 and April 30, 2011, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying January 31, 2012 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the classification and amounts of liabilities that might be necessary should the Company be unable to continue in existence.

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

Deferred financing costs

Deferred financing costs represent legal, due diligence and other direct costs incurred to raise capital or obtain debt. Direct costs include only “out-of-pocket” or incremental costs directly related to the effort, such as a finder’s fee and accounting and legal fees. These costs will be capitalized if the efforts are successful, or expensed when unsuccessful. Indirect costs are expensed as incurred. Deferred financing costs related to debt are amortized over the life of the debt. Deferred financing costs related to issuing equity are charged to Paid in Capital. The treatment of issuance costs on liability for which the Company has elected the fair value option is further described in “Debt or derivative liabilities recorded at fair value” below.

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under FASB ASC 815, Derivatives and Hedging (“ASC 815”) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments, and are evaluated and accounted for in accordance with the provisions of ASC 815. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability. In December 2011, the Company issued warrants to purchase 788,290 shares of Common Stock as part of the Series A Preferred Stock offering. In accordance with ASC 815, these warrants are classified as equity and their calculated fair value of $1,170,311 was recognized as a discount on the related preferred stock in the current period.

Debt or derivative liabilities recorded at fair value

The outstanding Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”) has mandatorily redeemable installments with the remainder outstanding at maturity also subject to mandatory redemption, which meets the definition of a “mandatorily redeemable financial instrument” and thus is recorded as a liability at fair value in accordance with ASC 480, Distinguishing Liabilities From Equity. Costs related to the issuance of debt for which we have elected the fair value option are recognized in current earnings. We determine fair value of the outstanding Preferred Stock as of the end of each reporting period, and we reduce the amount outstanding for any redemptions, exercises, or conversions at the fair value determined at the end of the prior reporting period. The fair value adjustment is charged or credited to Interest expense. On January 31, 2012, the Company recognized approximately $2.2 million as non-cash interest expense for the adjustment to the fair value of the outstanding Preferred Stock on that date.

The certificate of designations governing the rights and preferences of the Preferred Stock contains several embedded features that would be required to be considered for bifurcation.  The Company has elected the fair value option, and as such, will value the host preferred stock certificate of designations and embedded features as one instrument. Changes in the fair value of the Preferred Stock will be recorded as interest expense on the Statement of Operations.

•
Redemptions: The Company expects to redeem the Preferred Stock by issuing shares of the Company’s common stock, par value $0.0001 (the “Common Stock”). The difference between the fair value of the Preferred Stock and the fair value of the Common Stock on the date the Common Stock issued is charged or credited to interest expense.

•
Conversions: Investors in the Preferred Stock can voluntarily convert their preferred shares to Common Stock at a conversion price defined in the preferred stock certificate of designations. The difference between the fair value of the Preferred Stock and the fair value of the Common Stock given in conversion is recognized as a gain or loss on the extinguishment of debt.

•
Dividends: Dividends paid with scheduled redemptions are expected to be paid in Common Stock. When an investor voluntarily converts its preferred shares, we are required to pay the investor for the dividends that would have been earned had the shares been held to maturity. The portion of those dividends that have not been accrued may be paid in cash or Common Stock, and are referred to as “make whole” payments. Dividends paid in stock are valued at the fair value of the Common Stock as of the date of issuance and are charged to interest expense.

Beneficial conversion and warrant valuation

In accordance with FASB ASC 470-20, Debt with Conversion and Other Options, the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed rates that are in-the-money when issued and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible debt equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash interest expense and is being amortized over the life of the convertible note. The significant terms of the Company’s convertible notes are described in Note 5. At January 31, 2012 the notes had a gross carrying value of $4.9 million with unamortized discounts totaling approximately $3.9 million.

Fair Value Measurements

The Company’s balance sheet includes the following financial instruments: cash and cash equivalents, short-term notes payable, convertible preferred stock and convertible notes. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments. It is not practicable for the Company to estimate the fair value of its convertible notes as such estimates cannot be made without incurring excessive costs, but management believes the difference between fair value and carrying value to not be material.

The Preferred Stock embodies an unconditional obligation to issue a variable number of common shares based on a changes in the fair value of the Company’s common stock. As futher discussed in Note 6 below, the Preferred Stock also embodies obligations that characterize the shares as mandatorily redeemable. As such, the outstanding Preferred Stock is carried as a liability and reported at fair value. Due to the short-term maturity of the obligation, the Company estimates the fair value based on the weighted-average fair value of its common stock over the measurement period and adjusts the carrying amount of the liability to the estimated conversion price at the report date. In accordance with ASC 480, upon issuance of the shares to settle the obligation, equity is increased by the amount of the liability and any gain or loss is recognized as non-cash interest expense at the date of conversion.

Net Loss per Share

Basic loss per share, which excludes antidilutive securities, is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding for that particular period. In contrast, diluted loss per share considers the potential dilution that could occur from other equity instruments that would increase the total number of outstanding shares of common stock. Such amounts include potentially issuable shares under outstanding options, warrants, convertible preferred stock and convertible notes. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows.

	Three months ended January 31,		Nine months ended January 31,
	2012	2011	2012	2011
Historical net loss per share:
Numerator
Net loss, as reported	$(7,298,614)	$(2,544,187)	$(13,097,606)	$(7,598,423)
Less: Effect of amortization of interest expense on convertible notes	(4,258,037)	-	(4,258,037)	-

Net loss attributed to common stockholders (diluted)	(11,556,651)	(2,544,187)	(17,355,643)	(7,598,423)
Denominator
Weighted-average common shares outstanding	27,558,532	23,391,155	24,922,512	23,331,614
Effect of dilutive securities	2,172,949	-	1,707,799	-

Denominator for diluted net loss per share	29,731,481	23,391,155	26,630,311	23,331,614

Basic net loss per share	$(0.26)	$(0.11)	$(0.53)	$(0.33)

Diluted net loss per share	$(0.39)	$(0.11)	$(0.65)	$(0.33)

The following outstanding options, warrants, convertible preferred shares and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Nine months ended January 31,
	2012	2011
Warrants to purchase common stock	5,759,247	4,026,352
Convertible preferred shares outstanding	1,490,783	-
Options to purchase common stock	397,823	855,181
Convertible note shares outstanding	1,942	1,942

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

NOTE 3. BALANCE SHEET COMPONENTS

Inventory

The Company operates in an industry characterized by rapid improvements and changes to its technology and products. The introduction of new products by the Company or its competitors can result in its inventory being rendered obsolete or it being required to sell items at a discount. The Company evaluates the recoverability of its inventory by reference to its internal estimates of future demands and product life cycles. If the Company incorrectly forecasts demand for its products or inadequately manages the introduction of new product lines, the Company could materially impact its financial statements by having excess inventory on hand. The Company's future estimates are subjective and actual results may vary. During the nine months ended January 31, 2012, the Company reclassified approximately $90,000 of Perfluorocarbon raw material out of raw materials inventory into other current assets as it continues its reformulation of the Dermacyte cosmetic line.

Inventories are recorded at cost using the First-In-First-Out ("FIFO") method. Ending inventories are comprised of raw materials and direct costs of manufacturing and are valued at the lower of cost or market. Inventories consisted of the following as of January 31, 2012 and April 30, 2011:

	January 31, 2012	April 30, 2011
Raw materials	$49,220	$107,271
Work in process	-	124,308
Finished goods	67,487	25,803
	$116,707	$257,382

Other current assets

Other current assets consist of the following as of January 31, 2012 and April 30, 2011:

	January 31, 2012	April 30, 2011
R&D materials	$159,349	$-
Dermacyte samples	19,529	1,052
Other	27,590	7,090
	$206,468	$8,142

Property and equipment, net

Property and equipment consist of the following as of January 31, 2012 and April 30, 2011:

	January 31, 2012	April 30, 2011
Laboratory equipment	$963,580	$970,463
Office furniture and fixtures	140,255	140,255
Computer equipment and software	152,024	153,234
Leasehold improvements	4,810	4,810
	1,260,669	1,268,762
Less: Accumulated depreciation and amortization	(943,247)	(826,176)
	$317,422	$442,586

Depreciation expense was approximately $36,000 and $49,000 for the three months ended January 31, 2012 and 2011, respectively, and approximately $134,000 and $132,000 for the nine months ended January 31, 2012 and 2011, respectively.

Other assets

Other assets consist of the following as of January 31, 2012 and April 30, 2011:

	January 31, 2012	April 30, 2011
Prepaid royalty fee	$50,000	$50,000
Other	15,666	15,086
Reimbursable patent expenses- Glucometrics	-	82,522
	$65,666	$147,608

Accrued liabilities

Accrued liabilities consist of the following as of January 31, 2012 and April 30, 2011:

	January 31, 2012	April 30, 2011
Section 409A tax liability	$532,350	$532,350
Deferred government grant revenue	298,533	-
Employee related	176,528	493,640
Preferred stock dividend payable	21,479	-
Legal	16,715	-
Other	92,143	74,583
Clinical trial related	-	150,000
	$1,137,748	$1,250,573

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of January 31, 2012:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$503,122	11.4	$-	$(227,905)	$275,217
License Rights	527,424	17.1	-	(82,600)	444,824
Trademarks	143,469	N/A	-	-	143,469

Total	$1,174,015		$-	$(310,505)	$863,510

The following table summarizes the Company’s intangible assets as of April 30, 2011:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$566,564	10.1	$(202,934)	$(214,840)	$148,790
License Rights	558,532	17.6	(68,602)	(63,395)	426,535
Trademarks	155,134	N/A	(30,508)	-	124,626

Total	$1,280,230		$(302,044)	$(278,235)	$699,951

For the three months ended January 31, 2012 and 2011, the aggregate amortization expense on the above intangibles was approximately $11,000 and $16,000, respectively.

For the nine months ended January 31, 2012 and 2011, the aggregate amortization expense on the above intangibles was approximately $32,000 and $123,000, respectively.

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

NOTE 5. NOTES PAYABLE

The following table summarizes the Company’s outstanding notes payable as of January 31, 2012 and April 30, 2011:

	January 31, 2012	April 30, 2011

Current portion of notes payable	$96,983	$36,100
Current portion of convertible notes payable	7,195	7,195
Current portion of notes payable, net	$104,178	$43,295

Long-term portion of notes payable	$-	$6,881,600
Less: Unaccreted premium	-	(2,417,965)
	-	4,463,635

Long-term portion of convertible notes payable	$4,900,001	$-
Less: Unamortized discount	(3,947,224)	-
	952,777	-

Long-term portion of notes payable, net	$952,777	$4,463,635

Note Purchase Agreement

On October 12, 2010 the Company entered into a Note Purchase Agreement with JP SPC 1 Vatea, Segregated Portfolio (“Vatea Fund”) whereby it agreed to issue and sell to Vatea Fund an aggregate of $5,000,000 of senior unsecured promissory notes (the “Vatea Notes”) on or before December 31, 2010.  The Vatea Notes will mature on October 31, 2013, unless the holders of a majority of the Vatea Notes consent in writing to a later maturity date.  Interest does not accrue on the outstanding principal balance of the Vatea Notes (other than following the maturity date or earlier acceleration).  Instead, on the maturity date, the Company must pay the holders of the Vatea Notes a final payment premium aggregating $3,000,000, in addition to the principal balance then otherwise outstanding under the Vatea Notes.  The Vatea Notes provide that the Company has the option, at its sole discretion and without penalty, to prepay the outstanding balance under the Vatea Notes plus the amount of the final payment premium prior to the maturity date.  In addition, the holders of majority of the Vatea Notes may request that the Company prepay the Vatea Notes in an amount equal to the proceeds of any subsequent closings under the Securities Purchase Agreement with Vatea Fund, dated June 8, 2009, and subsequently amended.

On November 11, 2011, the Company entered into Amendment No. 3 to the Securities Purchase Agreement, dated June 8, 2009 (the “SPA”), between the Company and Vatea Fund. Amendment No. 3 deemed all milestones under the SPA achieved in exchange for a reduction in the purchase price for shares of the Company's common stock under the SPA to $2.85 per share.

On November 14, 2011, following entry into Amendment No. 3 to the SPA, the final closing (the "Final Closing") under the SPA occurred pursuant to which the Company delivered 2,807,018 shares of its common stock to the holders of the SPA against payment to the Company of an aggregate of $8,000,000. In connection with the Final Closing, the Company paid fees to Melixia SA for services provided as facilitating agent, which consisted of 561,404 shares of the Company’s common stock. All issuances were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. Pursuant to the terms of the Note Purchase Agreement with Vatea Fund, dated October 12, 2010 and amended on December 29, 2010, the Company used the proceeds from the Final Closing to prepay the outstanding balance under the notes, including $2,367,574 of unaccreted final payment premium thereunder. Following the Final Closing, no securities remain available for purchase under the SPA and no outstanding balance remains under the Note Purchase Agreement.

Convertible Note

On June 16, 2011, the Company entered into a Convertible Note and Warrant Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell to the Purchaser in a private placement a subordinated convertible promissory note (the “Note”) with a principal amount of $4.6 million and warrants (the “Warrants”) to purchase 2,039,911 shares of Common Stock.  On June 29, 2011, the Company increased the offering by approximately $0.3 million and additional Warrants to purchase 133,038 shares of common stock; for a total offering size of approximately $4.9 million (the “Offering”) and Warrants to purchase an aggregate of 2,172,949 shares of Common Stock.

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

The Company recorded interest expense of $628,320 and $1,464,967 for the three and nine months ended January 31, 2012, respectively. These amounts include amortization of the associated debt issue costs of $32,154 and $75,026 and amortization of the debt discount of $408,333 and $952,777 for the three and nine months ended January 31, 2012, respectively.

NOTE 6. SERIES A CONVERTIBLE PREFERRED STOCK

Under the Company’s Certificate of Incorporation, the Board of Directors is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof.

On December 8, 2011, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 7,500 shares of our authorized but unissued shares of preferred stock as Series A Convertible Preferred Stock.

Series A Convertible Preferred Stock

On December 12, 2011, the Company sold 3,500 units for net proceeds of approximately $3.2 million. Each unit sold consisted of (i) one share of the Company’s Preferred Stock and (ii) a warrant representing the right to purchase 225.2 shares of Common Stock (the “2011 Warrants”), at a price of $1,000 per unit, less issuance costs. The shares of Preferred Stock were immediately convertible and the 2011 Warrants are exercisable on the one-year anniversary of the closing date.

The table below sets forth a summary of the designation, powers, preferences and rights of the Preferred Stock.

Maturity	The shares of Preferred Stock will mature on the one year anniversary of issuance of such shares.

Amortization	On each one month anniversary of issuance of the Preferred Stock, the Company will redeem, subject to certain exceptions, one-sixth of the initial stated value of the Preferred Stock.

Amortization Payments
The Company may elect to pay the monthly amortization payments in cash or, subject to certain conditions, in shares of Common Stock by delivering that number of shares of Common Stock equal to the amount of the monthly amortization payment divided by a per share amortization price, which shall be the lesser of (i) the then-existing conversion price, which is initially $2.22 per share of common stock and (ii) 90% of the calculated market price per share of Common Stock.

Dividends
The shares of Preferred Stock will carry a dividend equal to 7% per annum, paid monthly in arrears. The Company may elect to pay dividends in cash or, subject to certain conditions, in shares of Common Stock.  If the Company pays dividends in shares of Common Stock, the shares will be valued at a calculated per share market price. Dividends shall be subject to a make-whole through maturity upon any earlier conversion, redemption or amortization.

Market Price
For purposes of the amortization or dividend payments on the Preferred Stock as described above, the market price shall be equal to the average of the volume weighted average prices (the “VWAP”) for the five lowest trading days, excluding the two lowest trading days of such period, ending on the 23rd trading day prior to the applicable payment date, subject to a “true up” based on the five lowest trading days during the twenty consecutive trading days ending on the trading day immediately prior to the applicable payment date.

Conversion
Holders may elect to convert shares of Preferred Stock into shares of Common Stock at the then-existing conversion price at any time.  The initial conversion price is $2.22 per share of Common Stock, and is subject to certain adjustments, including an anti-dilution provision that reduces the conversion price upon the issuance of any Common Stock or securities convertible into Common Stock at an effective price per share less than the conversion price.

Redemption
If any shares of Preferred Stock remain outstanding on the maturity date after giving effect to any conversions on such date, the Company is required to redeem such preferred shares in cash in an amount equal to the then-existing conversion amount for each preferred share.

Additionally, after a triggering event, the holders of the shares of Preferred Stock have the right, at their option, to require the Company to redeem all or a portion of the then outstanding preferred shares in cash at the triggering event redemption price.

Triggering events include, among other events, certain breaches by the Company of its agreements, failures to pay amounts when due, failures to maintain any registration statement as required, failure to keep its Common Stock listed on any of the specified eligible markets (including the OTC Bulletin Board), and failure to keep a sufficient number of authorized shares reserved for issuance on conversion of the Preferred Stock or exercise of the 2011 Warrants.

The triggering event redemption price will be the greater of (i) 125% of the then-existing conversion amount, or (ii) the product of the then-existing conversion amount and the greatest closing sales price of the Company’s Common Stock beginning on the last trading day prior to the triggering event and ending on the date the holder of the Preferred Stock delivers a notice of redemption. In addition, the Company is required to pay to the holders of the Preferred Stock any additional make-whole amounts accrued at the date of the triggering event.

Liquidation preference
In the event of the Company’s voluntary or involuntary dissolution, liquidation or winding up, each holder of Preferred Stock will be entitled to be paid a liquidation preference equal to the initial stated value of such holder’s Preferred Stock of $2.22 per share, plus accrued and unpaid dividends and any other payments that may be due on such shares, before any distribution of assets may be made to holders of capital stock ranking junior to the Preferred Stock.

Voting rights
Shares of Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding. Preferred Stock will be required to amend the terms of the Preferred Stock.

Equity Conditions
The “Equity Conditions” will be satisfied on any date if: (i) on each day during the 30 trading days prior to such measurement date, all shares of Common Stock issued and issuable upon conversion of the Preferred Stock , as dividends on the Preferred Stock and upon exercise of the 2011 Warrants will have been issued or, to the extent not yet issued will be eligible for sale without restriction and without the need for registration under the securities laws; (ii) on each such day, the Common Stock is listed on The NASDAQ Capital Market, on one of several named alternative markets and, if subject to certain delisting proceedings or a failure to meet the maintenance standards of such an exchange, the Company must meet the minimum listing conditions of one of the other permitted markets (including the OTC Bulletin Board); (iii) on each such day, the Company has delivered Common Stock upon conversion by holders of Preferred Stock on a timely basis, as and if required; (iv) any applicable shares to be issued in connection with the determination may be issued in full without violating the ownership limitations described below or the rules of the Company’s principal market (except that the ownership limitations will not prevent the Company from delivering Common Stock in amounts up to such limits); (v) during such period, the Company has made timely payments as required; (vi) there has been no triggering event or potential triggering event under the certificate of designations; (vii) the Company has no knowledge of any fact that would cause the shares of Common Stock issuable in connection with the Preferred Stock or Preferred Warrants not to be eligible for sale without restriction; (viii) the Company meets certain minimum average trading volume qualifications on its principal market (i.e., a $375,000 aggregate dollar volume over the applicable 20 trading days); and (ix) we are otherwise in material compliance with our covenants and representations in the related Preferred Stock transaction documents, including the certificate of designations.

We will not affect any conversion of the Preferred Stock, nor shall a holder convert its shares of Preferred Stock, to the extent that such conversion would cause the holder to have acquired, through conversion of the Preferred Stock or otherwise, beneficial ownership of a number shares of our Common Stock in excess of 4.99% of the Common Stock immediately preceding the conversion.

While the Preferred Stock is outstanding, we may not incur any additional indebtedness, with the exception of ordinary course equipment leases, obligations to vendors and similar exceptions. We are also prohibited from issuing additional or other capital stock or from issuing variable rate securities, without the consent of holders of the Preferred Stock then outstanding.

As of January 31, 2012, the following is a summary of the non-cash interest related to the Preferred Stock:

Non-cash interest:	Amount
Dividends paid in common stock with conversions	$-
Dividends paid in common stock with redemptions	20,808
Interest expense on redemption of preferred stock	133,849
Fair value adjustment to preferred stock	2,170,007
Accrued dividends payable	21,479
Non-cash interest expense as of January 31, 2012	$2,346,143

On January 10, 2012, the Company elected to make the scheduled February 13, 2012 installment and dividend payment in shares of Common Stock and on that date issued 454,002 shares of Common Stock under the pre-delivery procedures described in the certificate of designation. On February 13, 2012, the Company was not required to issue any additional shares based upon the comparison of the market price on January 10, 2012 and the market price on February 13, 2012. The Company expects to make subsequent scheduled payments in shares of Common Stock to the extent the Preferred Stock has not been voluntarily converted by the holders.

The scheduled conversions and actual activity for the Preferred Stock as of January 31, 2012 is as follows:

Installement Date	Pre-delivery Date	Preferred Shares Redeemedable	Less: Preferred Shares Redeemed / Converted at 1/31/12	Balance of Preferred Stock at 1/31/12	Fair Value of Preferred Stock at 1/31/12

1/12/2012	12/12/2011	583	(583)	-	$-
2/13/2012	1/10/2012	583		583	782,802
3/12/2012	2/10/2012	583		583	782,802
4/12/2012	3/10/2012	583		583	782,802
5/12/2012	4/10/2012	583		583	782,802
6/12/2012	5/10/2012	585		585	785,488
Convertible preferred stock		3,500	(583)	2,917	$3,916,696

As shown above, 583 shares of Preferred Stock were converted into 446,496 shares of Common Stock as of January 31, 2012. The Company recorded interest expense of approximately $133,849 related to these conversions. The interest expense was calculated as the difference between the fair value of the preferred shares and the fair value of the Common Stock on the date of the conversion. The weighted average fair value of Common Stock for the January conversions was $1.61 per share. Additionally, between February 1, 2012 and March 15, 2012, 1,166 preferred shares were converted into 845,912 shares of common stock.  The Company expects to report interest expense related to these conversions of approximately $480,677 in the fourth quarter of 2012. The weighted average fair value of the Common Stock for the fourth quarter 2012 conversions was $2.35 per share. As of March 15, 2012, there were 1,751 shares of Preferred Stock outstanding.

NOTE 7. SEGMENT REPORTING

In the Company’s operation of its business, management, including its chief operating decision maker, the Company’s Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with GAAP.

The Company operates in a single market consisting of the design, development, marketing, sales and support of its Dermacyte cosmetic segment. The Company's commercial revenues are derived from sales of the Dermacyte line of topical cosmetic products in the United States, Latin America and Europe. The Company does not engage in intercompany revenue transfers between segments.

The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Segment profit or loss for each segment includes certain sales and marketing expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments.

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

Net revenues and segment profit, classified by the Company’s reportable segments are as follows:

	For the three months ending January 31,		For the nine months ending January 31,

	2012	2011	2012	2011
Product revenue
United States	$4,673	$26,712	$65,565	$69,693
Latin America	-	-	26,000	-
Europe	-	25,850	-	25,850
Total product revenue	$4,673	$52,562	$91,565	$95,543

Segment (income) loss
United States	$(1,335)	$283,888	$330,830	$466,154
Latin America	-	-	(10,585)	-
Europe	-	9,771	-	9,771
Unallocated revenues
Government grant revenue	(146,101)	-	(224,345)	-
Unallocated expenses
General and administrative	1,421,277	1,962,575	4,519,709	5,142,355
Research and development	599,935	498,521	1,740,473	2,216,413
Net interest and other expense (income)	5,424,838	(210,568)	6,741,524	(236,270)
Net loss	$7,298,614	$2,544,187	$13,097,606	$7,598,423

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation may be included with various other costs in an overhead allocation to each segment and it is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company leases its laboratory space under an operating lease that includes fixed annual increases and expires in July 2015. The Company leases its office space under an operating lease that includes fixed annual increases and expires in February 2016. Total rent expense was $216,651 and $250,902 for the nine months ended January 31, 2012 and 2011, respectively.

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

The agreement also requires the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. This fee is recorded as an other current asset and is amortized over the fiscal year.  Amortization expense was $52,500 for the nine months ended January 31, 2012 and 2011.

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

On August 30, 2011, Tenor Opportunity Master Fund Ltd., Aria Opportunity Fund, Ltd., and Parsoon Opportunity Fund, Ltd (collectively, “Tenor”) filed a lawsuit in the United States District Court for the Southern District of New York alleging that a right of first offer held by Tenor was breached in connection with the Company’s June 2011 financing. The complaint seeks compensatory damages, attorneys’ fees and costs. The Company filed an Answer to the Complaint on October 4, 2011 and pre-trial discovery is currently underway. The Company believes the facts do not support a finding in Tenor’s favor and, accordingly, has not accrued for any amounts for a contingent liability related to this claim as of January 31, 2012.

Registration Requirement—During the fiscal year ended April 30, 2008, the Company issued warrants as part of a convertible note offering.  These warrants were issued with a requirement that the Company file a registration statement with the SEC to register the underlying shares, and that it be declared effective on or before January 9, 2009. In the event that the Company does not have an effective registration statement as of that date, or if at some future date the registration ceases to be effective, then the Company is obligated to pay liquidated damages to each holder in the amount of 1% of the aggregate market value of the stock, as measured on January 9, 2009 or at the date the registration statement ceases to be effective. As an additional remedy for non-registration of the shares, the holders would also receive the option of a cashless exercise of their warrant or conversion shares. As of January 31, 2012, approximately 126,000 of these warrants are subject to the registration requirement.

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

In February 2011, after management conducted a preliminary, limited scope review of certain of the Company’s stock option granting practices, the Audit Committee commenced a voluntary, independent investigation of the Company’s historical stock option granting practices and related accounting during the period from February 1998 through April 2009. The Company’s outside legal counsel assisted the Audit Committee in this investigation. As of January 31, 2012, none of the Company’s current officers or directors has exercised any of the potentially non-compliant options. The primary adverse tax consequence of Section 409A non-compliance is that the holders of non-compliant options are taxed on the value of such options as they vest, and annually thereafter until they are exercised. In addition to ordinary income taxes, holders of non-compliant options are subject to a 20% penalty tax under Section 409A (and, as applicable, similar excise taxes under state laws). Because virtually all holders of stock options granted by the Company were not involved in or aware that the pricing and/or modification of their options raised these issues, the Company intends to take actions to address certain of the adverse tax consequences that may apply to these holders. In addition, on March 17, 2011 the Company entered into indemnification agreements with its executive officers that indemnify those officers from potential Section 409A tax liabilities arising from their prior option awards.

In addition to adverse consequences for option holders, the Company has determined that certain payroll taxes, interest and penalties may apply to the Company under various sections of the IRC (and, as applicable similar state and foreign tax statutes) related to the potential Section 409A non-compliance.  As of January 31, 2012, the Company has accrued approximately $550,000, which represents the Company’s best estimate of the potential liability, in other current liabilities for the contingent liability. The Company’s investigation of the matter is still on-going and there exists the possibility of adverse outcomes that the Company estimates could reach approximately $500,000 beyond its recorded amount.

NOTE 9. STOCKHOLDERS’ EQUITY

During the nine months ended January 31, 2012:

(1)	The Company issued 14,093 shares of Common Stock upon vesting of outstanding restricted stock grants.
(2)	The Company issued 9,655 shares of Common Stock as compensation to employees under an employee share program. These shares had a grant date fair value of $20,179.
(3)	The Company issued 7,333 shares of Common Stock from the cashless exercise of 40,000 stock options.
(4)	The Company received $619,181 and issued 366,379 shares of Common Stock from the exercise of warrants.
(5)	The Company recorded $139,303 for the computed fair value of share based grants issued to employees, nonemployee directors, and consultants.
(6)	The Company issued 161,438 shares of restricted common stock for the payment of interest accrued on convertible notes.
(7)
The Company recorded $1,960,497 for the computed fair value of 2,172,949 warrants issued with convertible notes issued on June 29, 2011 and July 1, 2011.  In addition, the Company recorded $2,939,504 for the computed beneficial conversion features for the intrinsic value of the notes at the commitment date.

(8)
The Company received $8,000,000 and issued 2,807,018 shares of Common Stock as part of the final closing of the Securities Purchase Agreement on November 14, 2011. An additional 561,404 shares of Common Stock were issued as compensation for services provided in closing the Securities Purchase Agreement.

(9)	The Company issued 14,342 shares of Common Stock as payment of Preferred Stock dividends.
(10)	The Company issued 446,496 shares of Common Stock to redeem 583 shares of the Preferred Stock.
(11)
The Company issued 454,002 shares of Common Stock in accordance with the pre-delivery requirements of the Series A Convertible Preferred Stock Certificate of Designations for dividends payable and preferred shares redeemable on February 13, 2012.

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

(5)	The Company issued 19,275 shares of its common stock as compensation. These shares had a fair value at the grant date of $56,318.
(6)	The company recorded $111,802 for the computed fair value of options issued to employees, nonemployee directors, and consultants.

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan (the “Plan”), as amended and restated on June 17, 2008. Under the Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of Common Stock upon exercise of stock options. On September 30, 2011, the Company’s stockholders approved amendment 1 to the Plan which increased the amount of shares authorized for issuance under the Plan to 6,000,000, up from 800,000 previously authorized. Stock options granted under the Plan may be either incentive stock options (“ISOs”), or nonqualified stock options (“NSOs”). ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the Plan may be granted with a term of up to ten years and at prices no less than fair market value for ISOs and no less than 85% of the fair market value for NSOs. To date, stock options granted generally vest over one to three years and vest at a rate of 34% upon the first anniversary of the vesting commencement date and 33% on each anniversary thereafter. As of January 31, 2012 the Company had 5,484,318 shares of Common Stock available for grant under the Plan.

The following table summarizes the shares available for grant under the Plan for the nine months ended January 31, 2012:

Shares Available for Grant
Balances, at April 30, 2011	243,832
Additional shares reserved	5,200,000
Options granted	(58,309)
Options cancelled/forfeited	168,224
Restricted stock granted	(209,461)
Restricted stock cancelled/forfeited	140,032
Balances, at January 31, 2012	5,484,318

Plan Stock Options

The following table summarizes the outstanding stock options under the Plan for the nine months ended January 31, 2012:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at April 30, 2011	515,071	$4.54
Options granted	43,000	$2.03
Options cancelled	(3,556)	$5.81
Balances, at July 31, 2011	554,515	$4.33
Options granted	2,500	$2.50
Options exercised	(7,333)	$1.96
Options cancelled	(95,334)	$3.62
Balances, at October 31, 2011	454,348	$4.51
Options granted	12,809	$1.80
Options cancelled	(69,334)	$3.69
Balances, at January 31, 2012	397,823	$4.57

The following table summarizes the grant date fair value stock-based compensation expense for stock options granted during the nine months ended January 31, 2012 and 2011, respectively:

	For the the nine months ended January 31
	2012	2011

Research and development	$65,598	$81,331
General and administrative	16,677	15,813
Marketing and sales	2,024	3,615
	$84,299	$100,759

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the nine months ended January 31, 2012 and 2011:

	For the nine months ended January 31
	2012	2011

Risk-free interest rate (weighted average)	2.16%	2.00%
Expected volatility (weighted average)	78.65%	84.46%
Expected term (in years)	7	6
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.

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

Forfeitures
Stock compensation expense recognized in the statements of operations for the nine months ended January 31, 2012 and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718, Compensation – Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

As of January 31, 2012, there were unrecognized compensation costs of approximately $27,227 related to non-vested stock option awards granted after May 1, 2004 that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.94 years.

Restricted Stock Grants

The following table summarizes the restricted stock grants under the Plan for the nine months ended January 31, 2012:

	Outstanding Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at April 30, 2011	-
Restricted stock granted	132,900	$1.96
Restricted stock exercised	(9,238)	$1.96
Restricted stock cancelled	(7,322)	$1.96
Restricted stock forfeited	-
Balances, at July 31, 2011	116,340	$1.96
Restricted stock granted	35,412	$2.48
Restricted stock exercised	(3,217)	$1.96
Restricted stock cancelled	(19,636)	$1.96
Restricted stock forfeited	(106,616)	$2.04
Balances, at October 31, 2011	22,283	$2.40
Restricted stock granted	41,149	$2.07
Restricted stock exercised	(11,293)	$2.08
Restricted stock cancelled	(6,458)	$1.96
Restricted stock forfeited	-
Balances, at January 31, 2012	45,681	$2.25

Pursuant to their respective employment contracts, the Company granted the following restricted stock awards on May 19, 2011 with a fair value of $1.96 per share on the grant date.

-
The Chief Executive Officer was granted 100,000 shares of restricted common stock, vesting quarterly over a three-year period and 16,800 shares of restricted common stock vesting monthly over a 12-month period.

-
The Chief Financial Officer was granted 8,600 shares of restricted common stock vesting over a 12-month period, of which 3,600 shares will only vest so long as he continues serving as the Company's Corporate Secretary and/or Treasurer.

-	The Chief Medical Officer was granted 7,500 shares of restricted common stock, vesting monthly over a 12-month period.

Pursuant to the Company’s Board of Directors compensation agreements, the Company granted 31,812 shares of restricted common stock, vesting annually over a three-year period and 26,149 shares of restricted common stock vesting quarterly over a one-year period. These awards were granted with a weighted average fair value of $2.31 on the grant date.

For the nine months ended January 31, 2012, the Company granted an additional 18,600 restricted stock awards to employees with a weighted average fair value of $2.09 on the grant date.

For the nine months ended January 31, 2012, the Company recorded $53,602 as compensation expense for these restricted stock grants. As of January 31, 2012, there were unrecognized compensation costs of approximately $24,536 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period.

Other Stock Options

In the past, the Company issued options outside the 1999 Amended Stock Plan. These options were granted with an exercise price of $3.68 and a 10 year term. As of January 31, 2012, there were no non-qualified options outstanding.

Warrants

As further described in Note 6 above, on December 12, 2011, the Company issued warrants to purchase 788,290 shares of common stock as part of the Series A Convertible Preferred Stock Offering. The warrants were issued at an initial exercise price of $2.22. The warrants were issued with a six-year term and are exercisable beginning December 12, 2012.

As further described in Note 5 above, on June 29 and July 1, 2011, the Company issued warrants to purchase 133,038 and 2,039,911shares of restricted common stock respectively, as part of the convertible note offering. The warrants were issued in three equal tranches with a weighted average exercise price of $2.50. The warrants were issued with a five-year term and were exercisable upon issuance.

During the nine months ended January 31, 2012, the Company received $619,181 and issued 366,379 shares of Common Stock from the exercise of outstanding warrants.

The following table summarizes its warrant activity for the nine months ended January 31, 2012:

	Warrants		Weighted Average Exercise Price
Outstanding at April 30, 2011	3,581,347		$3.90
Granted	2,961,239		2.45
Exercised	(366,379)		1.69
Forfeited	(1,224,478)		3.68
Other	807,518	(1)
Outstanding at January 31, 2012	5,759,247		$2.19	(1)
______________
(1)
The Company has warrants outstanding that contain anti-dilution clauses requiring a repricing in the event of subsequent equity sales. Subsequent to the closing of the Series A Preferred Stock Offering, the repricing of these warrants resulted in an increase of 807,518 potentially issuable shares and a $0.79 reduction in the weighted average exercise price of the Company’s outstanding warrants.

NOTE 10. SUBSEQUENT EVENTS

On February 28, 2012, the Company received $114,448 and issued 87,365 shares of Common Stock for the exercise of outstanding warrants.

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

Oxycyte

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

We received approval of our Investigational New Drug application, or IND, for severe TBI filed with the U.S. Food and Drug Administration, or FDA, and began Phase I clinical studies in October 2003, which were completed in December 2003. We submitted a report on the results to the FDA along with a Phase II protocol in 2004. Phase II-A clinical studies began in the fourth quarter 2004, and were completed in 2006. A further Phase II study protocol was filed with the FDA in the spring of 2008, but remained on clinical hold by the FDA due to safety concerns raised by the regulatory agency. We are continuing to respond to the FDA’s requests for data required to address their concerns. After receiving this clinical hold, we filed a revised protocol as a dose-escalation study with the regulatory authorities in Switzerland and Israel. The relevant Swiss regulatory body approved the protocol in August 2009, and the Israel Ministry of Health approved the protocol in September 2009. The new study began in October 2009 and is currently underway both in Switzerland and Israel. In March 2010, we determined that it is feasible to simplify the trial design and also reduce the number of patients to be enrolled. In May 2010, we entered into a relationship with a contract research organization, or CRO, to assist us as we expand our study into India to initiate five to ten new sites for our Phase II-b clinical trial. Study objectives, safety and efficacy endpoints would remain unchanged, and we feel with these optimizations the study could be concluded faster and more economically. In March 2011 we received confirmation of a $2.07 million, two-year cost reimbursement award from the U.S. Army to conduct safety related studies for Oxycyte. PFC emulsions, as a therapeutic class, are known to interact with the reticuloendothelial system as part of the clearance mechanism, as well as affect the number of circulating platelets. The studies supported by this grant will examine the effects of Oxycyte on the immune system, platelet function and distribution, as well as the safety and efficacy of platelet transfusion, which can be necessary for patients with TBI and related polytrauma. Additional studies under this grant will be conducted to evaluate the pharmacokinetics of PFCs in relevant species. We believe the results of these studies will support the safety profile of Oxycyte PFC emulsion. We expect to commit a substantial portion of our financial and business resources over the next three years to testing Oxycyte and advancing this product to regulatory approval for use in one or more medical applications.

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

Since June 2010 we have marketed and sold these products through www.DermacyteUS.com and www.buydermacyte.com, and to dermatologists and medical spas with a combination of in-house sales, independent sales agents and exclusive distributors. We had hired a sales director based in North Carolina, and had added sales people in South Florida and Southern California. During the current period, we adjusted our growth strategy to focus exclusively on the North Carolina and South Florida markets while we focus on reformulating the product line to include additional cosmetic products and new packaging.

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

Wundecyte

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes in critical accounting policies during the three months ended January 31, 2012, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.

Financial Overview

Results of Operations- Comparison of the Three and Nine months Ended January 31, 2012 and 2011

The following table sets forth our condensed statement of operations data and presentation of that data as amount of change from period-to-period.

	Three months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)	Nine months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011			2012	2011

Wholesale & retail revenue	$4,673	$52,562	$(47,889)	(91) %	$65,565	$95,543	$(29,978)	(31) %
Distibutor revenue	-	-	-	— %	26,000	-	26,000	— %
Product revenue	4,673	52,562	(47,889)	(91) %	91,565	95,543	(3,978)	(4) %
Cost of sales	2,512	25,973	(23,461)	(90) %	47,616	36,718	10,898	30%
Gross profit	2,161	26,589	(24,428)	(92) %	43,949	58,825	(14,876)	(25) %

Government grant revenue	146,101	-	146,101	— %	224,345	-	224,345	— %
Total net revenue	148,262	26,589	121,673	458%	268,294	58,825	209,469	356%

Operating expenses:
Sales and Marketing	826	298,472	(297,646)	(100) %	364,194	512,975	(148,781)	(29) %
General and administrative	1,421,277	1,984,351	(563,074)	(28) %	4,519,709	5,164,130	(644,421)	(12) %
Research and development	599,935	498,521	101,414	20%	1,740,473	2,216,413	(475,940)	(21) %
Total Operating expenses	2,022,038	2,781,344	(759,306)	(27) %	6,624,376	7,893,518	(1,269,142)	(16) %

Net operating loss	1,873,776	2,754,755	(880,979)	(32) %	6,356,082	7,834,693	(1,478,611)	(19) %

Interest expense	5,341,988	43,093	5,298,895	12,296%	6,649,554	49,682	6,599,872	13,284%
Other expense (income)	82,850	(253,661)	336,511	(133) %	91,970	(285,952)	377,922	(132) %
Net loss	$7,298,614	$2,544,187	$4,754,427	187%	$13,097,606	$7,598,423	$5,499,183	72%

Product Revenue and Gross Profit

We generate product revenue from the sale of Dermacyte through on-line retailers, physician and medical spa facilities, and through distribution agreements with unrelated companies. Product revenue, including percentage changes, for the three and nine months ended January 31, 2012 and 2011, respectively, are as follows:

	Three months ended January 31,		Increase/	% Increase/	Nine months ended January 31,		Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)	2012	2011	(Decrease)	(Decrease)

Wholesale & retail revenue	$4,673	$52,562	$(47,889)	(91) %	$65,565	$95,543	$(29,978)	(31) %
Distibutor revenue	-	-	-	— %	26,000	-	26,000	— %
Product revenue	4,673	52,562	(47,889)	(91) %	91,565	95,543	(3,978)	(4) %
Cost of sales	2,512	25,973	(23,461)	(90) %	47,616	36,718	10,898	30%
Gross profit	2,161	26,589	(24,428)	(92) %	43,949	58,825	(14,876)	(25) %

Product revenue decreased for the three months and nine months ended January 31, 2012 approximately $48,000 and $4,000, respectively, compared to the same periods in the prior year. During the three months ended January 31, 2012, we suspended our existing marketing program and focused our efforts on reformulating and repackaging our existing retail products. We had no active sales force during the period and our revenues earned during the period were primarily through on-line purchases.

Gross profit as a percentage of revenue was 46% and 48% for the three and nine months ended January 31, 2012, respectively, as compared to 51% and 62% for the three and nine months ended January 31, 2011. The decrease for the nine months ended January 31, 2012 was primarily due to sales through distribution channels.

Government Grant Revenue

We earn revenues through a cost-reimbursement grant sponsored by the United States Army, or Grant Revenue. Grant Revenue is recognized as milestones under the Grant program are achieved. Grant Revenue is earned through the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party CROs.

	Three months January 31,		Increase/	% Increase/	Nine months January 31,		Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)	2012	2011	(Decrease)	(Decrease)
Government grant revenue	$146,101	$-	$146,101	— %	$224,345	$-	$224,345	— %

For the three and nine months ended January 31, 2012, we recorded approximately $146,000 and $224,000 in revenue under the grant program. This revenue was primarily the result of reimbursements for the direct labor costs, travel, and supplies associated with study design and initiation for a series of preclinical studies designed to enhance the safety and toxicity profile of Oxycyte.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including salaries, commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Marketing and sales expenses and percentage changes for the three and nine months ended January 31, 2012 and 2011, respectively, are as follows:

	Three months January 31,		Increase/	% Increase/	Nine months January 31,		Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)	2012	2011	(Decrease)	(Decrease)
Marketing and sales expense	$826	$298,472	$(297,646)	(100) %	$364,194	$512,975	$(148,781)	(29) %

The decrease in marketing and sales expenses for the three and nine months ended January 31, 2012 compared to the same periods in the prior year were driven by our decision to suspend our existing marketing program and focus our efforts on reformulating and repackaging our existing retail products.

-
We reduced the costs associated with direct marketing and advertising approximately $200,000 and $206,000 for the three and nine months ended January 31, 2012, respectively, compared to the same periods in the prior year. These costs include attendance at trade shows and conferences, fees paid to a third party public relations firm, the costs of product samples distributed to potential customers, and the costs of direct print and online advertisements.

-	We reduced travel and entertainment costs approximately $27,000 and $18,000 for the three and nine months ended January 31, 2012, respectively, compared to the same periods in the prior year.

-	We reduced compensation costs by approximately $70,000 during the three months ended January 31, 2012 compared to the same period in the prior year.

-
We incurred an increase in compensation costs of approximately $75,000 during the nine months ended January 31, 2012 compared to the same period in the prior year due to significantly higher headcount in the fourth quarter of the prior year and the first quarter of the current year.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three and nine months ended January 31, 2012 and 2011, respectively, are as follows:

	Three months January 31,		Increase/	% Increase/	Nine months January 31,		Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)	2012	2011	(Decrease)	(Decrease)
General and administrative expense	$1,421,277	$1,984,351	$(563,074)	(28) %	$4,519,709	$5,164,130	$(644,421)	(12) %

The decrease in general and administrative expenses for the three months ended January 31, 2012 was driven primarily by a decrease in compensation expense, travel related expenses consulting costs and investor relations fees; partially offset by a increase in, legal and accounting fees.

-	We reduced compensation expenses approximately $875,000 compared to the same period in the prior year due to a reduction in headcount and the prior year severance accrual for a departed officer.

-	We reduced administrative travel costs by approximately $44,000 compared to the same period in the prior year due to a reduction in headcount and international travel.

-
We reduced consulting and Board of Director fees by approximately $60,000 compared to the same period in the prior year due to the reduction in our Board of Directors and fees paid to a third-party recruiter in the prior year.

-
We incurred an increase of approximately $485,000 in legal and accounting fees due primarily to $465,000 in fees incurred for the closing of the December 2011 preferred stock financing and an increase of approximately $35,000 in fees for general corporate matters offset by a reduction of approximately $15,000 in fees associated with our intellectual property.

The decrease in general and administrative expenses for the nine months ended January 31, 2012 was driven primarily by a decrease in compensation expense, travel related expense, investor relation fees and amortization of intangible assets; partially offset by an increase in legal fees and the severance accrual for a retired director.

-	We reduced compensation expenses approximately $1,348,000 compared to the same period in the prior year due to a reduction in headcount and the prior year severance accrual for a former officer.

-	We reduced administrative travel costs approximately $175,000 compared to the same period in the prior year due to a reduction in headcount and international travel.

-	We reduced depreciation and amortization costs approximately $81,000 compared to the same period in the prior year due to impairments to intangible assets recorded in the prior year.

-	We reduced investor relations costs by approximately $157,000 compared to the same period in the prior year due to a reduction in presentations and costs associated with international marketing firms.

-
We incurred an increase of approximately $907,000 in legal and accounting fees due primarily to $465,000 in fees incurred for the closing of the December 2011 preferred stock financing, and an increase of approximately $435,000 in accounting and legal fees associated with our filings and other corporate matters.

-
We incurred an increase in consulting and Board of Director fees of approximately $215,000 compared to the same period in the prior year due to the accrual of severance payments due to a retired Director and fees paid to a third-party recruiter.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three and nine months ended January 31, 2012 and 2011, respectively, are as follows:

	Three months January 31,		Increase/	% Increase/	Nine months January 31,		Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)	2012	2011	(Decrease)	(Decrease)
Research and development expense	$599,935	$498,521	$101,414	20%	$1,740,473	$2,216,413	$(475,940)	(21) %

The increase in research and development expenses for the three months ended January 31, 2012 was driven primarily by an increase in compensation, consulting fees, product development costs, and lab costs; partially offset by a decrease in CRO costs.

-
We incurred an increase in compensation expenses of approximately $18,000 compared to the same period in the prior year due to personnel additions to manage clinical and preclinical trials and increased laboratory activities.

-	We incurred an increase of approximately $136,000 in Oxycyte development costs compared to the same period in the prior year due to costs incurred for scale-up manufacturing and preclinical studies.

-	We incurred an increase of approximately $52,000 in Dermacyte development costs compared to the same period in the prior year due to costs incurred for clinical trials for dermatologic indications.

-
We incurred an increase of approximately $70,000 in consulting costs compared to the same period in the prior year primarily due to the consulting agreement with our retired Chief Operating Officer entered into in the fourth quarter of the prior year.

-
We incurred an increase of approximately $21,000 in lab operating costs compared to the same period in the prior year due to costs incurred to scale up activities in our California lab to support manufacturing and clinical trials.

-
We reduced CRO costs approximately $188,000 compared to the same period in the prior year due to the completion of the first cohort of the TBI trials in the prior year and a $42,000 credit for overbillings recognized in the current period.

The decrease in research and development expenses for the nine months ended January 31, 2012 was driven primarily by a reduction in CRO costs, Oxycyte development costs and travel costs; partially offset by an increase in consulting fees, Dermacyte development costs and lab operating costs.

-
We reduced CRO costs approximately $675,000 compared to the same period in the prior year due to the completion of the first cohort of the TBI trials in the prior year and a $42,000 credit for overbillings recognized in the current period.

-	We reduced travel costs by approximately $50,000 compared to the same period in the prior year due to a reduction in headcount, conferences and seminars, and international travel.

-
We reduced Oxycyte development costs by approximately $74,000 compared to the same period in the prior year due to a credit for billings under a prior year development agreement offset by an increase in costs incurred for scale-up manufacturing and preclinical studies.

-
We incurred an increase of approximately $188,000 in consulting costs compared to the same period in the prior year primarily due to the consulting agreement with our retired Chief Operating Officer entered into in the fourth quarter of the prior year.

-
We incurred an increase of approximately $114,000 in Dermacyte development costs compared to the same period in the prior year due to costs incurred for reformulating our existing cosmetic product line and clinical trials for dermatologic indications.

-
We incurred an increase of approximately $21,000 in lab operating costs compared to the same period in the prior year due to costs incurred to scale up activities in California lab to support manufacturing and clinical trials.

Conducting a significant amount of research and development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of clinical trials. We plan to incur substantial research and development expenses for the foreseeable future in order to complete development of our most advanced product candidate, Oxycyte, and to conduct earlier-stage research and development on our topical applications.

The process of conducting preclinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among other things, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, uncertainty associated with clinical trial enrollment and risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are currently focused on developing our most advanced product candidate, Oxycyte, and our topical dermatologic indications; however, we will need substantial additional capital in the future in order to complete the development and potential commercialization of Oxycyte and other product candidates.

Other Income and Expense

Other income and expenses and percentage changes for the three and nine months ended January 31, 2012 and 2011, respectively, are as follows:

	Three months January 31,		Increase/	% Increase/	Nine months January 31,		Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)	2012	2011	(Decrease)	(Decrease)
Other expense (income), net	$82,850	$(253,661)	$336,511	(133) %	$91,970	$(285,952)	$377,922	(132) %

During the three and nine months ended January 31, 2012, other expense increased approximately $337,000 and $378,000, respectively, compared to the same period in the prior year.

-
During the three months ended January 31, 2012, we wrote-off of approximately $85,000 in receivables from Glucometrics, Inc. for reimbursable patent fees. Glucometrics, Inc. previously held license rights for the use of our patents related to glucose monitoring technology. The license agreement was terminated in the fourth quarter of fiscal year 2011 while they attempted to restructure and obtain additional financing to support the development of their technology. Their restructuring efforts failed during the three months ended January 31, 2012 and management determined the receivable to be uncollectible in the current period.

-
During the three months ended January 31, 2012, other income decreased approximately $250,000. This decrease is attributed to an award of $244,489 under the Patient Protection and Affordable Care Act of 2010, or PPACA, received in the third fiscal quarter of the prior year.

Interest Expense

Interest expense and percentage changes for the three and nine months ended January 31, 2012 and 2011, respectively, are as follows:

	Three months January 31,		Increase/	% Increase/	Nine months January 31,		Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)	2012	2011	(Decrease)	(Decrease)
Interest expense	$5,341,988	$43,093	$5,298,895	12296%	$6,649,554	$49,682	$6,599,872	13284%

During the three and nine months ended January 31, 2012, interest expense increased approximately $5.3 million and $6.6 million, respectively, compared to the same period in the prior year.

-
During the three and nine months ended January 31, 2012, we recognized approximately $2.4 million and $2.8 million, respectively, for the accretion of the final payment premium due on the long-term notes payable as further described in Note 5 above.

-
During the three and nine months ended January 31, 2012, we recognized approximately $600,000 and $1.5 million, respectively, for the accretion of the discount and amortization of deferred financing cost attributed to the Convertible notes issued in June 2011 as further described in Note 5 above.

-
During the three months ended January 31, 2012, we recognized approximately $1.2 million in interest expense for the computed fair value of warrants issued with the Series A Convertible Preferred Stock purchase agreement as further described in Note 6 above.

-
During the three months ended January 31, 2012, we recognized approximately $200,000 in non-cash interest expense for the conversion of dividends and preferred stock into common stock and approximately $1.0 million in non-cash interest expense for the change in computed fair value of the outstanding Series A Convertible Preferred Stock as further described in Note 6 above.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of January 31, 2012 we had an accumulated deficit of $105 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of Oxycyte and other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $4,332,875 and $1,632,211of total current assets and working capital of $(1,476,098) and $(551,033) as of January 31, 2012 and April 30, 2011, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

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

On December 8, 2011, we entered into a Securities Purchase Agreement with certain institutional investors, consisting of an aggregate $7.5 million of Series A Convertible Preferred Stock and warrants to purchase approximately 1,689,192 shares of common stock (“the Offering”). The Offering is scheduled to fund in two installments.  The first installment of the Offering was completed on December 12, 2011.  At closing, the investors purchased $3.5 million of newly issued Preferred Stock and related warrants.  Subject to our meeting certain conditions, including conditions that are outside our control, there is a second mandatory installment whereby we may issue up to an additional $4 million of Preferred Stock and warrants.  The second installment would fund when the first installment is fully redeemed, at approximately the six month anniversary of the initial closing.

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

In May 2011, we issued the remaining $700,000 in promissory notes under the October 2010 Note Purchase Agreement with Vatea Fund.

Based on our working capital at January 31, 2012 and the net proceeds from the registered direct offering described in Note 9 of our financial statements above, we believe we have sufficient capital on hand to continue to fund operations through July 31, 2012. In the event that we satisfy all of the equity conditions under the Offering described above and in further detail in Note 6, we believe the funds received under the second closing, in addition to our working capital at January 31, 2012, will be sufficient to fund operations through January 31, 2013.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended January 31, 2012 and 2011:

	For the nine months ended January 31,
	2012	2011
Net cash used in operating activities	(6,857,458)	(6,652,528)
Net cash used in investing activities	(207,200)	(370,627)
Net cash provided by financing activities	9,394,216	6,912,789

Net cash used in operating activities.  Net cash used in operating activities was $6.9 million for the nine months ended January 31, 2012 compared to net cash used in operating activities of $6.6 million for the nine months ended January 31, 2011. The increase of cash used for operating activities was due primarily to costs incurred in closing on the December Preferred Stock Securities Purchase Agreement partially offset by an increase in revenue earned under our government grant and reduced operating costs.

Net cash used in investing activities. Net cash used in investing activities was $207,200 for the nine months ended January 31, 2012 compared to net cash used in investing activities of $370,627 for the nine months ended January 31, 2011. The decrease of cash used for investing activities was due to a reduction in capitalized legal fees incurred for filing and maintaining our patent portfolio and a reduction in capital equipment expenditures.

Net cash provided by financing activities. Net cash provided by financing activities was $9.4 million for the nine months ended January 31, 2012 compared to net cash provided by financing activities of $6.9 million for the nine months ended January 31, 2011. Net cash provided by financing activities for the nine months ended January 31, 2012 was due primarily to net proceeds of approximately $4.5 million received from the issuance of the convertible notes in June 2011, approximately $0.6 million from the exercise of outstanding warrants in August 2011, and approximately $0.7 million proceeds from the issuance of promissory notes payable in May 2011 under the Note Purchase Agreement with Vatea Fund and approximately $3.5 million received from the closing of the Preferred Stock Securities Purchase Agreement in December 2011.

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

As a result of our recently completed financing, described in Note 6 above, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through July 31, 2012. In the event that we satisfy all of the equity conditions under the Certificate of Designation, we believe the funds received under the second closing, in addition to our working capital at January 31, 2012, will be sufficient to fund operations through January 31, 2013.

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

We believe that there have been no significant changes in our market risk exposures for the three and nine months ended January 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended, for the Exchange Act, our management, including our Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of January 31, 2012, the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC.

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

During the fiscal quarter ended January 31, 2012, we issued 83,241 shares of unregistered common stock as payment of $187,708 of accrued interest on our outstanding Convertible Notes.

All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

The following table lists all repurchases during the third quarter of fiscal 2012 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2011 – November 30, 2011	279	$2.11	-	-
December 1, 2011 – December 31, 2011	5,345	2.09	-	-
January 1, 2012 – January 31, 2012	834	1.68	-	-
Total	6,458	$2.04	-	-
___________
(1)	Represents shares repurchased in connection with tax withholding obligations under the 2008 Stock Option Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the 2008 Stock Option Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

No.	Description
3.1	Amended and Restated Bylaws (1)
3.2	Form of Certificate of Designations (3)
10.1	Amendment No. 3 to Securities Purchase Agreement between the Company and Vatea Fund, dated November 14, 2011 (2)
10.2	Task Order between the Company and NextPharma, dated November 15, 2011 (2)
10.3	Termination Agreement between the Company and Hospira, dated August 30, 2011 (2)
10.4	Placement Agency Agreement, dated December 8, 2011, between Oxygen Biotherapeutics, Inc. and William Blair & Company, L.L.C., as placement agent (3)
10.5	Form of Warrant (3)
10.6	Form of Securities Purchase Agreement (3)
10.7	Form of Lock-up Agreement (3)
10.8	Restricted Stock Award Agreement (1)
10.9	Description of Non-Employee Director Compensation
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (3)
101.SCH	XBRL Taxonomy Extension Schema Document (3)
____________
(1)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on December 15, 2011, and is incorporated herein by reference.

(2)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on November 16, 2011, and is incorporated herein by reference.

(3)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on December 9, 2011, and is incorporated herein by reference.

(4)
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

OXYGEN BIOTHERAPEUTICS, INC.

Date: March 15, 2012	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
Interim Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer)