Form 10-K
period 2012-04-30
OXYGEN BIOTHERAPEUTICS, INC.
filed 2012-07-25
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $41,563,848.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of July 20, 2012 was 31,066,462.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of filing of this report or to conform such statements to actual results, except as may be required by law.

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

Oxygen Biotherapeutics is engaged in the business of developing biotechnology products with a focus on oxygen delivery to specific target tissues. We are currently developing Oxycyte®, a systemic perfluorocarbon, or PFC, product we believe is a safe and effective oxygen carrier for use in situations of acute ischemia. In addition, we have developed a family of perfluorocarbon-based oxygen carriers for use in personal care, topical wound healing, and other topical indications. While Oxycyte has been successful in two clinical trials and is currently being evaluated in a Phase II-b clinical trial for the treatment of traumatic brain injury, or TBI, we also plan to focus on developing our most advanced topical products: Dermacyte® and Wundecyte™, as we believe these products have a significant opportunity for near-term commercialization.

The principal function of human blood is to transport oxygen throughout the body. The lack of an adequate supply of oxygen as a result of blood loss can lead to organ dysfunction or death. The transfusion of human blood is presently the only effective means of immediately restoring diminished oxygen-carrying capacity resulting from blood loss. According to the AABB 2009 Nationwide Blood Collection and Utilization Report, over 15 million units of whole blood and red blood cells were transfused in the United States in 2008. This includes transfusions for trauma, surgery, unexpected blood loss, chronic anemia, and other general medical applications.

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

Oxycyte was originally developed as an oxygen carrier that could be used in cases of trauma, surgery, and other general medical applications.  For trauma and emergency surgical procedures, Oxycyte’s immediate bioavailability, universal compatibility, and the reduced risk of blood borne diseases provided potentially significant advantages over transfused blood and other proposed oxygen delivery systems based on biological material. Unfortunately, the use of PFCs as blood substitutes has, in general, shown disappointing results and led to significant skepticism in the medical community. However, we believe that there exists a variety of other acute medical conditions for which an effective oxygen carrier such as Oxycyte may be an ideal drug.

We are working with an international network of investigators and research and clinical institutions to evaluate the use of Oxycyte as a potential treatment for a broad range of disease indications. Working collaboratively, and through our own internal efforts, we have explored the potential for Oxycyte to be used for TBI, spinal cord injury, decompression sickness, and other neurological conditions.

Through our research collaborators, Oxycyte is also being evaluated in on-going preclinical trials for subarachnoid hemorrhage and decompression sickness. A research center in Europe is also conducting initial preclinical studies to evaluate Oxycyte to enhance imaging techniques and as a potential therapy for ischemic stroke.

We also have under development Vitavent™ (formerly called Fluorovent™), an oxygen exchange fluid for facilitating the treatment of lung conditions, and we have rights to a biosensor implant product that uses an enzyme process for measuring the glucose level in subcutaneous fluid.

Business Strategy

Our principal business objective is to discover, develop, and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity. The key elements of our business strategy are outlined below.

Efficiently conduct clinical development to establish clinical proof of concept with our lead product candidates. Oxycyte represents a novel therapeutic modality for the treatment of traumatic brain injury and other neurological conditions. We are conducting clinical development in a number of clinical studies with the intent to establish proof of concept in a number of important disease areas where the oxygen carriers would be expected to have benefit. Our focus is on conducting well-designed studies early in the clinical development process to establish a robust foundation for subsequent development, partnership and expansion into complementary areas

Advance the development of the PFC therapeutic modality and supporting capabilities. A key aspect of PFCS is their ability to form a stable emulsion. This enables large scale production of the Oxycyte products, which drives product consistency, specificity and cost advantages over other blood-based therapies. We plan to build on this intrinsic advantage by improving our current production approaches, further developing new manufacturing approaches, and optimizing our supply chain to support late stage development and commercialization. Additionally, we will continue to refine our understanding of our products’ activities and mechanisms of action to enable us to prepare the foundation for product enhancements and next generation opportunities.

Efficiently explore new high potential therapeutic applications, leveraging third-party research collaborations and our results from related areas.  Our product candidates have shown promise in multiple disease areas. We are committed to exploring potential clinical indications where our therapies may achieve best-in-class profile, and where we can address significant unmet medical needs. In order to achieve this goal, over the past two years, we have established collaborative research relationships with investigators from research and clinical institutions and the United States Army and Navy. These collaborative relationships have enabled us to cost effectively explore where Oxycyte may have therapeutic relevance, and how it may be utilized to advance treatment over current clinical care. Additionally, we believe we will be able to leverage clinical safety data and preclinical results from some programs to support accelerated clinical development efforts in other areas, saving substantial development time and resources compared to traditional drug development.

Continue to expand our intellectual property portfolio. Our intellectual property is important to our business and we take significant steps to protect its value. We have ongoing research and development efforts, both through internal activities and through collaborative research activities with others, which aim to develop new intellectual property and enable us to file patent applications that cover new applications of our existing technologies or product candidates, including Oxycyte and other opportunities.

Enter into licensing or product co-development arrangements in certain areas, while out-licensing opportunities in non-core areas. In addition to our internal development efforts, an important part of our product development strategy is to work with collaborators and partners to accelerate product development, reduce our development costs, and broaden our commercialization capabilities. We believe that this strategy will help us to develop a portfolio of high quality product development opportunities, enhance our clinical development and commercialization capabilities, and increase our ability to generate value from our proprietary technologies.

Our Current Programs

Oxycyte®

Our Oxycyte oxygen carrier product is a PFC-based oil in water emulsion, which is provided to the patient intravenously. The physical-chemical properties of PFCs enable our product to concentrate oxygen from the lungs and transport it through the body releasing it along the way.  Over a period of days Oxycyte is gradually exhaled through the lungs during the normal process of respiration. Oxycyte requires no cross matching, so it is immediately available and compatible with all patients’ blood types. Oxycyte has an extended shelf life compared to blood and is provided as a sterile emulsion ready for intravenous administration.  Because it contains no biological components, there is reduced risk of transmission of blood-borne viruses from human blood products.  Further, since Oxycyte is based on readily available inert compounds, we believe it can be manufactured on a cost-effective basis in amounts sufficient to meet demand.

We received approval of our Investigational New Drug application, or IND, for severe TBI filed with the FDA and began Phase I clinical studies in October 2003, which were completed in December 2003. We submitted a report on the results to the FDA along with a Phase II protocol in 2004. Phase II-A clinical studies began in the fourth quarter 2004, and were completed in 2006. A further Phase II study protocol was filed with the FDA in the spring of 2008, but remained on clinical hold by the FDA due to safety concerns raised by the regulatory agency. In March 2011, we received confirmation of a $2.07 million, two-year cost reimbursement award from the U.S. Army to conduct safety related studies for Oxycyte.  PFC emulsions, as a therapeutic class, are known to interact with the reticuloendothelial system as part of the clearance mechanism, as well as affect the number of circulating platelets. The studies supported by this grant will examine the effects of Oxycyte on the immune system, platelet function and distribution, as well as the safety and efficacy of platelet transfusion, which can be necessary for patients with TBI and related polytrauma. Additional studies under this grant will be conducted to evaluate the pharmacokinetics of PFCs in relevant species. We believe the results of these studies will support the safety profile of Oxycyte PFC emulsion and adequately address the FDA’s safety concerns. The aforementioned comprehensive preclinical program is under way, and we have sought FDA input and guidance with the aim of ensuring that the data collected will answer the questions regulators raise. We expect to commit a substantial portion of our financial and business resources over the next three years to testing Oxycyte and advancing this product to regulatory approval for use in one or more medical applications.

Despite the FDA’s postponement of Oxycyte trials in the United States, we are authorized to continue our TBI clinical studies abroad. After receiving the FDA clinical hold, we filed a revised protocol as a dose-escalation study with the regulatory authorities in Switzerland and Israel. The relevant Swiss regulatory body approved the protocol in August 2009, and the Israel Ministry of Health approved the protocol in September 2009. The new study began in October 2009. In March 2010, we determined that it is feasible to simplify the trial design and also reduce the number of patients to be enrolled. In May 2010, we entered into a relationship with a contract research organization, or CRO, to assist us with plans to expand our study, possibly into India, and to initiate five to 10 new sites for our Phase IIb clinical trial. At that time, we believed study objectives as well as safety and efficacy endpoints would remain unchanged, and we believed the study could be concluded faster and more economically with these optimizations. The first of three cohorts has been completed and we were authorized by the Swiss and Israeli regulatory authorities to initiate the second cohort.  Despite their authorization, we stopped enrollment in order to reevaluate the protocol’s patient enrollment parameters, secure our cGMP supply of Oxycyte, review our contractor and clinical sites, and examine the possibility of opening clinical sites in other countries. At this time, we have secured our cGMP supply of Oxycyte.  We are in the process of reviewing our CRO agreement and existing clinical sites.  Our objective is to resume enrollment in the second cohort during the third quarter of fiscal year 2013.  Upon completion of the Phase II trials, a Phase III trial will need to be implemented.  In that instance, we would seek a partner to either conduct the Phase III trials, or collaborate with us to conduct the trials.

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

Dermacyte®

The Dermacyte line of topical cosmetic products contains our patented PFC technology, and other known cosmetic ingredients to promote the appearance of skin health and other desirable cosmetic benefits. Dermacyte is designed to provide a moist and oxygen-rich environment for the skin when it is applied topically, even in small amounts. Dermacyte Concentrate has been formulated as a cosmetic in our lab and Dermacyte Eye Complex was created by a contract formulator, with the patent held by Oxygen Biotherapeutics. Both formulas have passed required safety and toxicity tests in the United States, and we have filed a Cosmetic Product Ingredient Statement, or CPIS with the FDA. The market for oxygen-carrying cosmetics includes anti-aging, anti-wrinkle, skin abrasions and minor skin defects.

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

Since June 2010 we have marketed and sold these products through www.DermacyteUS.com (previously www.buydermacyte.com) and to dermatologists, plastic surgeons and medical spas with a combination of in-house sales, independent sales agents and exclusive distributors. We had hired a sales director based in North Carolina, and had added sales people in South Florida and California.  From October 2011 through February 2012, we evaluated that sales strategy.  The outcome was that we adjusted our growth strategy to focus exclusively on the North Carolina and South Florida markets while we focused on developing new, improved packaging for the existing commercial products, as well as reformulating the products, and expanding the line to include more skin care products.   Expansion into additional markets using internal sales staff or contract sales professionals will be evaluated based on success in these two markets. If successful, we intend to add more territories with agents or distributors. Partnerships, out licensing opportunities and other strategic alternatives are under consideration for the Dermacyte line.

In December 2010 we entered into an agreement with the newly formed, independently owned and operated Dermacyte Switzerland Ltd., or DSL, of Zurich for the sale of Dermacyte products. Per the terms of the agreement, DSL had exclusive rights to sell our Dermacyte skin care products throughout the European Union, Switzerland and Russia. Under the agreement, DSL was required to purchase a minimum of 40,000 units of Dermacyte products by December 31, 2011. After December 31, 2011, the agreement required an annual compounding growth rate in minimum purchase quantities of 10 percent. The agreement also granted DSL the option to add South America as an exclusive territory if purchase volume milestones were achieved. DSL was granted the rights to use our product trademarks in their exclusive territories. As of April 30, 2012, this agreement had been terminated as the minimum purchase volume was not achieved.

In March 2011 we entered into an agreement with the independently owned and operated Comercial Uni2, SA de C.V., or CU2, of Col del Valle, Mexico for the sale of Dermacyte products. Per the terms of the agreement, CU2 had exclusive rights to sell our Dermacyte skin care products throughout Mexico. Under the agreement, CU2 was required to purchase a minimum of 10,000 units of Dermacyte products by December 31, 2011, increasing to 20,000 and 35,000 units by December 31, 2012 and 2013, respectively. The agreement also granted CU2 the option to add Central America as an exclusive territory if purchase volume milestones were achieved. CU2 was granted the rights to use our product trademarks in their exclusive territories. As of April 30, 2012, this agreement had been terminated as the minimum purchase volume was not achieved.

Additional potential cosmetic applications of our PFC technology that are under development include Dermacyte moisturizing day cream with SPF, night cream, and brightening serum. Management has finalized formulations for these three products; however, no additional commercialization steps are currently being taken.

The cosmetic industry is highly competitive, with a number of established large companies, as well as many smaller companies. Many of these companies have greater financial resources and marketing capabilities for product candidates.

Dermatology

We intend to develop additional clinical research protocols and conduct proof-of-concept studies for topical indications, such as the treatment of acne, rosacea, pruritis, psoriasis, and dermatitis. In January 2012 we initiated our first proof-of-concept study in India to assess the potential of our topical gel to reduce the itch (pruritis) associated with histamine-mediated allergic skin reactions.  In May 2012, we revealed results of this study which showed that our topical gel elicited a larger reduction in Visual Analogue Scale scores following a standard histamine skin prick compared to placebo.  The sample size of this study prevented a demonstration of statistical significance so further research is necessary to evaluate its effectiveness. We believe that we will need the support of partners in this sector to commercialize these dermatologic product candidates. We can provide no assurance that the topical indications we have under development will prove their claims and be successful commercial products.

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

We have also developed a prototype for an oxygen-generating bandage that can be combined with Wundecyte gel. Wundecyte gel and the oxygen-generating bandage both entered preclinical testing in our first quarter of fiscal 2011. The studies were designed to measure factors such as time to wound closure and reduction in scar tissue formation as compared to a control group. Results showed an apparent increase in epithelial thickness versus the control. The treatment did not cause adverse effects and the models tolerated the treatment well. Our current product development plan is for Wundecyte to emerge into more complex wound-healing indications, also in combination with oxygen-producing technologies based on hydrogen peroxide. In December 2010 we signed a binding letter of intent with Sarasota Medical Products, Inc., or SMP, of Sarasota, Florida to determine the feasibility of pursuing a joint research and development venture for treating chronic ischemic wounds. The venture was to be based on combining Wundecyte with SMP’s topical medical devices. No significant development activities have resulted from this agreement as of April 30, 2012.

Additionally, we are developing preclinical research protocols for the treatment of burns and other topical indications based on our PFC technology. However, we can provide no assurance that the topical indications we have under development will prove their claims and be successful commercial products.

Suppliers

We are actively pursuing agreements with multiple manufacturers to ensure we are able to consistently obtain our raw materials and topical products timely, within our defined specifications, and at competitive prices.

Our FtBu PFC currently is manufactured by Fluoromed. We have obtained exclusive manufacturing rights for our PFC, and we strengthened these rights with documentation of the manufacturer’s critical formulations and processes. This documentation is being held in escrow and will revert to us in the event the manufacturer undergoes a change-of-control or fails to remain a going concern.

In May 2009 we entered into a supply agreement with Hospira, Inc. to manufacture our Oxycyte emulsion in commercial-sized batches for clinical use under Current Good Manufacturing Practice (cGMP) standards. We learned that the FDA issued a warning letter to Hospira on April 12, 2010.  In the letter, the FDA told Hospira that it had identified significant violations of cGMP regulations at Hospira’s manufacturing facilities in North Carolina where Oxycyte was being produced. Among other things, the warning letter indicated to Hospira that these violations cause the drug products that it manufactures in these facilities to be adulterated.  These issues were successfully remediated and their manufacturing facilities resumed operations. Subsequently, we expanded the search for manufacturers and identified potential alternative domestic sources to manufacture Oxycyte under cGMP standards for our clinical trials.  On August 30, 2011, we and Hospira entered into a Termination Agreement pursuant to which we mutually agreed to terminate the supply agreement related to the development, manufacture, supply and distribution of Oxycyte.  No early termination penalties or other payments were incurred by either party in connection with the termination.

In September 2011 we entered into a development and supply agreement with NextPharma, Inc. to manufacture our Oxycyte emulsion for clinical use under cGMP standards. In January 2012, NextPharma transferred the manufacturing process from Hospira, our previous supplier, to their cGMP facilities and demonstrated their ability to produce clinical grade Oxycyte.

Our cosmetic formulations are manufactured by multiple domestic contract manufacturers.

Intellectual Property

We rely on a combination of patent applications, patents, trade secrets, proprietary know-how, trademarks, and contractual provisions to protect our proprietary rights. We believe that to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. Currently, we require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, and other advisors to execute confidentiality agreements in connection with their employment, consulting, or advisory relationships with us, where appropriate. We also require our employees, consultants, and advisors who we expect to work on our products to agree to disclose and assign to us all inventions conceived during the work day, developed using our property, or which relate to our business.

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

-
three U.S. patents (5,824,703; 5,840,767; 6,167,887), three Australian patents (690,277; 722,417; 759,557), and two Canadian patents (2,239,170; 2,311,122) pertaining to the use and application of PFCs as gas transport agents in blood substitutes and liquid ventilation with an average remaining life of approximately 5 years;

-
exclusive in-licenses to three fundamental gas transport patent applications that represent the core technology used in our products and product candidates with an average remaining life of approximately 17 years; and

-	numerous patent applications for treatment of several medical and dermatological conditions such as TBI, acne, burns and wounds with an average remaining life of approximately 18 years.

Our patent and patent applications include claims covering:

-	methods to treat certain diseases and conditions and for biological gas exchange;

-	therapies for burn and wound victims;

-	delivery of oxygenated PFC;

-	various formulations containing PFC; and

-	methods and compositions for controlled and sustained production and delivery of peroxide and/or oxygen for biological and industrial applications.

We have received U.S. trademark registrations for Oxycyte®, Dermacyte®, Defense Medicine® and Oxygen Biotherapeutics, Employing  O2, Preserving Life®. We have trademark applications pending for the following marks: Acnecyte™, Wundecyte™ and Vitavent™.

In addition, we own numerous domain names relevant to our business, such as www.oxygenbiotherapeutics.com, www.DermacyteUS.com, www.oxybiomed.com, and others.

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

The steps required before a biological product may be sold commercially in the United States include preclinical testing, the submission to the FDA of an IND, clinical trials in humans to establish the safety and effectiveness of the product, the submission to the FDA of a Biologics License Application, or BLA, relating to the product and the manufacturing facilities to be used to produce the product for commercial sale, and FDA approval of a BLA. After a BLA is submitted there is an initial review by the FDA to be sure that all of the required elements are included in the submission. There can be no assurance that the application will be accepted for filing or that the FDA may not issue a refusal to file, or RTF. If a RTF is issued, there is opportunity for dialogue between the sponsor and the FDA in an effort to resolve all concerns. There can be no assurance that such a dialogue will be successful in leading to the filing of the BLA. If the submission is filed, there can be no assurance that the full review will result in product approval.

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

Research and Development

Our research and development efforts have been, and will continue to be focused on furthering the development and manufacture of Oxycyte for its use in clinical indications, primarily traumatic brain injury, spinal cord injury, and decompression sickness. We will also focus on developing Dermacyte and Wundecyte through further investments in preclinical and clinical studies. During the fiscal years ended April 30, 2012 and 2011, we spent approximately $2.5 million and $2.7 million, respectively, on research and development.

Employees

We believe that our success will be based on, among other things, the quality of our clinical programs, our ability to invent and develop superior and innovative technologies and products, and our ability to attract and retain capable management and other personnel. We have assembled a high quality team of scientists, clinical development managers, and executives with significant experience in the biotechnology and pharmaceutical industries.

As of April 30, 2012, we had 15 full-time employees, 4 with Ph.D. degrees. In addition to our employees, we also use the service and support of outside consultants and advisors. None of our employees is represented by a union, and we believe relationships with our employees are good.

ITEM 1A—RISK FACTORS

Risks Related to Our Financial Position and Need for Additional Capital

The Preferred Stock contains covenants that may limit our business flexibility.

In December 2011, we completed a registered direct offering (the “2011 Offering”) consisting of Series A Convertible Preferred Stock, $0.0001 par value per share (the “Preferred Stock”) and warrants (the “2011 Warrants”) to purchase shares of common stock, par value $0.0001 per share. The Preferred Stock imposes significant restrictions on us that may restrict our ability to pursue our business strategies.  These restrictions prohibit or limit, among other things:

-	the incurrence of additional indebtedness without the consent of the holders of the Preferred Stock;

-	the issuance of additional securities, subject to standard exceptions; and

-	the payment of cash dividends on shares of capital stock outstanding.

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

The second additional closing of our December 2011 registered direct offering may not occur.

While our 2011 Offering provided for an aggregate amount of up to $7.5 million, only $3.5 million of the offered securities were purchased initially.  In June 2012, an additional $2.5 million of the offered securities were purchased. The remainder of the 2011 Offering, which may be up to $1.5 million, is currently scheduled to be completed in an additional closing in September 2012. However, the final closing is subject to various conditions, including conditions that are outside of our control, including, but not limited to, a minimum stock price prior to the final closing and a minimum trading volume limitation.  In the event that the final closing does not occur, we would need to find alternative sources of capital to continue as a going concern, and there can be no assurance that such funding would be available on favorable terms or at all.

We are a development stage company and have a history of net losses. Currently, we have two products available for commercial sale, and to date we have not generated any significant product revenue. As a result, we expect to continue to incur substantial net losses for the foreseeable future, which raises doubt about our ability to continue as a going concern.

We began research and development activities in 1990 and are a development stage company.  We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $15.7 million and $10.4 million for the years ended April 30, 2012 and 2011, respectively. As of April 30, 2012 our accumulated deficit was approximately $107.6 million.  We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. No revenues have been generated to date from commercial sales of any of our products, except for limited revenues from our topical cosmetic product, Dermacyte.  We expect to have substantial expenses as we continue with our Phase II-B clinical program for Oxycyte, our most advanced clinical product candidate, and as we conduct other clinical trials. In addition, if we are required by applicable regulatory authorities, including the FDA, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. We also expect an increase in our expenses associated with our manufacturing work and the commercialization of our Dermacyte cosmetic line. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

As a result of the foregoing circumstances our independent registered public accounting firm has included, and is likely in the future to include, an explanatory paragraph in their audit opinions based on uncertainty regarding our ability to continue as a going concern.  An audit opinion of this type may negatively impact our ability to obtain debt or equity financing in the future.

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

Because virtually all holders of stock options granted by us were not involved in or aware that the pricing and/or modification of their options raised these issues, we may take actions to address certain of the adverse tax consequences that may apply to these holders. In addition, on March 17, 2011 we entered into indemnification agreements with our executive officers that indemnify those officers from potential Section 409A tax liabilities arising from their prior option awards.

In addition to adverse consequences for option holders, we have determined that certain payroll taxes, interest and penalties may apply to us under various sections of the IRC (and, as applicable similar state and foreign tax statutes) related to the potential Section 409A non-compliance.  As of April 30, 2012, we have accrued $550,000, which represents our best estimate of the potential liability, in other current liabilities for the contingent liability. Our investigation of the matter is still on-going and there exists the possibility of adverse outcomes that we estimate could reach approximately $500,000 beyond our recorded amount. Were unfavorable outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

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

Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, among others:

-	our ability to obtain additional funding to develop our product candidates;

-	the need to obtain regulatory approval of our most advanced product candidate, Oxycyte, for the potential treatment of TBI;

-	potential risks related to any collaborations we may enter into for our product candidates, including Oxycyte;

-	delays in the commencement, enrollment and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;

-	the success of clinical trials of our Oxycyte product candidate or future product candidates;

-	any delays in regulatory review and approval of product candidates in development;

-	market acceptance of our cosmetic product candidates;

-	our ability to establish an effective sales and marketing infrastructure;

-	competition from existing products or new products that may emerge;

-	the ability to receive regulatory approval or commercialize our products;

-	potential side effects of our product candidates that could delay or prevent commercialization;

-	potential product liability claims and adverse events;

-	potential liabilities associated with hazardous materials;

-	our ability to maintain adequate insurance policies;

-	our dependency on third-party manufacturers to supply or manufacture our products;

-	our ability to establish or maintain collaborations, licensing or other arrangements;

-	our ability, our partners’ abilities, and third parties’ abilities to protect and assert intellectual property rights;

-	costs related to and outcomes of potential ongoing property litigation;

-	compliance with obligations under intellectual property licenses with third parties;

-	our ability to adequately support future growth; and

-	our ability to attract and retain key personnel to manage our business effectively.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We will need substantial additional funding and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we focus on and proceed with our Phase II-B clinical program and begin clinical trials for our other products. In addition, our expenses could increase beyond expectations if applicable regulatory authorities, including the FDA, require that we perform additional studies to those that we currently anticipate, in which case the timing of any potential product approval may be delayed. We believe that as of July 20, 2012 our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through December 31, 2012. We will need substantial additional capital in the future in order to complete the development and commercialization of Oxycyte and to fund the development and commercialization of future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements will depend on many factors, including, but not limited to:

-	the scope, rate of progress and cost of our clinical trials and other research and development activities;

-	the costs and timing of regulatory approval;

-	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

-	the effect of competing technological and market developments;

-	the terms and timing of any collaboration, licensing or other arrangements that we may establish;

-	the cost and timing of completion of clinical and commercial-scale manufacturing activities; and

-	the costs of establishing sales, marketing and distribution capabilities for our cosmetic products and any product candidates for which we may receive regulatory approval.

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

In September 2009, we started production of our first commercial product under the topical cosmetic line Dermacyte. We produced and sold a limited preproduction batch on November 16, 2009 for orders taken through our website at dermacyteUS.com (formerly buydermacyte.com). We currently have two Dermacyte products available for retail sale, and we anticipate that two more products will be available for retail sale during the second fiscal quarter of 2013. We currently market and sell this product through our website and through a limited direct sales force as we seek to identify and retain commercial distributors and/or license partners.

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

Competitors may seek to develop alternative formulations of our product candidates that address our targeted indications. The commercial opportunity for our cosmetic product candidates could be significantly harmed if competitors are able to develop alternative formulations outside the scope of our products. Compared to us, many of our potential competitors have substantially greater:

-	capital resources;

-	research and development resources, including personnel and technology;

-	expertise in prosecution of intellectual property rights;

-	manufacturing and distribution experience; and

-	sales and marketing resources and experience.

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

If approved for commercial sale, Oxycyte will compete directly with established therapies for oxygen delivery and acute blood loss and may compete with other technologies currently under development. Oxycyte may not have advantages that will be significant enough to cause medical professionals to adopt it rather than continue to use established therapies or to adopt other new technologies or products. There is also a risk that the cost of Oxycyte will not be competitive with the cost of established therapies or other new technologies or products. Our commercial supply price under our agreement with NextPharma, the current manufacturer of Oxycyte, has not yet been determined. This supply price will affect the price we charge our customers for the product. As there is currently no oxygen-delivery product of our kind on the market, competition to develop an efficacious and accepted product is intense. Several companies have developed or are in the process of developing technologies that are, or in the future may be, the basis for products that will compete with Oxycyte. Certain of these companies are pursuing different approaches or means of accomplishing the therapeutic effects sought to be achieved through the use of Oxycyte.

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

We may enter into collaborations with third parties to develop and commercialize our product candidates, including Oxycyte. Our dependence on future partners for development and commercialization of our product candidates would subject us to a number of risks, including:

-	we may not be able to control the amount and timing of resources that our partners may devote to the development or commercialization of product candidates or to their marketing and distribution;

-
partners may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

-
disputes may arise between us and our partners that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;

-	partners may experience financial difficulties;

-
partners may not properly maintain or defend our intellectual property rights, or may use our proprietary information, in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or proprietary information or expose us to potential litigation;

-	business combinations or significant changes in a partner’s business strategy may adversely affect a partner’s willingness or ability to meet its obligations under any arrangement;

-	a partner could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

-	the collaborations with our partners may be terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates.

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

-
reaching agreements on acceptable terms with prospective CROs and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

-	obtaining regulatory approval to commence a clinical trial;

-	obtaining institutional review board, or IRB, approval to conduct a clinical trial at numerous prospective sites;

-
recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indication as our product candidates;

-
retaining patients who have initiated a clinical trial but may be prone to withdraw due to the treatment protocol, lack of efficacy, personal issues or side effects from the therapy or who are lost to further follow-up;

-	maintaining and supplying clinical trial material on a timely basis; and

-	collecting, analyzing and reporting final data from the clinical trials.

In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

-	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

-	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

-	unforeseen safety issues or any determination that a trial presents unacceptable health risks; and

-
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

Product approval stage

During the product approval stage we attempt to prove the safety and efficacy of our product for its indicated uses. There are numerous problems that could arise during this stage, including:

-	The data obtained from laboratory testing and clinical trials are susceptible to varying interpretations, which could delay, limit or prevent FDA and other regulatory approvals

-	Adverse events could cause the FDA and other regulatory authorities to halt trials

-	At any time the FDA and other regulatory agencies could change policies and regulations that could result in delay and perhaps rejection of our products, and

-	Even after extensive testing and clinical trials, there is no assurance that regulatory approval will ever be obtained for any of our products.

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

Post-commercialization stage

Discovery of previously unknown problems with Oxycyte or another product, or unanticipated problems with our manufacturing arrangements, even after FDA and other regulatory approvals of Oxycyte or another product for commercial sale may result in the imposition of significant restrictions, including withdrawal of the product from the market. Our previous agreement with Hospira was exclusive and as a consequence, delays in supply by Hospira could cause us to be unable to supply our customers’ demand. On August 30, 2011, we and Hospira entered into a Termination Agreement pursuant to which we mutually agreed to terminate the supply agreement related to the development, manufacture, supply and distribution of Oxycyte.  No early termination penalties or other payments were incurred by either party in connection with the termination.

In September 2011 we entered into a development and supply agreement with NextPharma, Inc. to manufacture our Oxycyte emulsion for clinical use under cGMP standards. In January 2012, NextPharma transferred the manufacturing process from Hospira, our previous supplier, to their cGMP facilities and demonstrated their ability to produce clinical grade Oxycyte.

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

-
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

-
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

-
Health Insurance Portability and Accountability Act imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

-
The Social Security Act contains numerous provisions allowing the imposition of a civil money penalty, a monetary assessment, exclusion from the Medicare and Medicaid programs, or some combination of these penalties; and

-
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

We do not own or operate any manufacturing facilities for the commercial-scale production of Oxycyte. Instead, we rely on third party manufacturers. NextPharma currently manufacturers Oxycyte for us, and Fluoromed currently produces FtBu for us. In the past we have used PrimaPharm and Hospira for the manufacture of Oxycyte. In order to seek regulatory approval of the sale of Oxycyte produced at the NextPharma manufacturing facility and because of the level of inventory produced by PrimaPharm and Hospira in the past, we may be required to conduct a portion of our clinical trials with product manufactured at the NextPharma facility. Accordingly, a delay in achieving scale-up of commercial manufacturing capabilities when needed will have a material adverse effect on sales of our products. Additionally, the manufacture of our products will be subject to extensive government regulation. Among the conditions for marketing approval is that our quality control and manufacturing procedures conform to applicable good manufacturing practice regulations. There is a risk that we will not be able to obtain the necessary regulatory clearances or approvals to manufacture our products on a timely basis or at all.

If NextPharma or Fluoromed are unable to supply Oxycyte or FtBu, respectively, to use in the quantities needed, we may be unable to conclude agreements with a replacement manufacturer on favorable terms, if at all, and may be delayed in identifying and qualifying such replacement. In any event, identifying and qualifying new third-party manufacturers could involve significant costs associated with the transfer of the active pharmaceutical ingredient or finished product manufacturing process. A change in manufacturer likely would require formal approval by the FDA or other regulatory agencies before the new manufacturer could produce commercial supplies of our products. This approval process would likely take at least 12 to 18 months and, during that time, we could face a shortage of supply of our products, which could negatively affect our financial condition, results of operations and cash flows.

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

Our success is highly dependent on the continued services of a limited number of scientists and support personnel. The loss of any of these individuals could have a material adverse effect on us. In addition, our success will depend, among other factors, on the recruitment and retention of additional highly skilled and experienced management and technical personnel. There is a risk that we will not be able to retain existing employees or to attract and retain additional skilled personnel on acceptable terms given the competition for such personnel among numerous large and well-funded pharmaceutical and health care companies, universities, and non-profit research institutions, which could negatively affect our financial condition, results of operations and cash flows.  Since August 24, 2011, Michael B. Jebsen has served as both our Chief Financial Officer and our interim Chief Executive Officer. While we continue to search for a permanent Chief Executive Officer, we can give no assurances as to when, or if, we will locate a suitable candidate, and we may be adversely affected if we are unable to identify a qualified permanent Chief Executive Officer in a timely manner.

We have limited experience in the sale and marketing of cosmetics and medical products.

We have limited experience in the sale and marketing of cosmetics and approved medical products and marketing the licensing of such products before FDA or other regulatory approval. We have not decided upon a commercialization strategy in these areas. We do not know of any third party that is prepared to distribute Oxycyte should it be approved. If we decide to establish our own commercialization capability, we will need to recruit, train and retain a marketing staff and sales force with sufficient technical expertise. We do not know whether we can establish a commercialization program at a cost that is acceptable in relation to revenue or whether we can be successful in commercializing our product. Factors that may inhibit our efforts to commercialize our products directly and without strategic partners include:

-	Our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

-	The inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

-	The lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

-	Unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.

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

We do not anticipate having the resources in the foreseeable future to develop global sales and marketing capabilities for all of the products we develop, if any. We may pursue arrangements regarding the sales and marketing and distribution of one or more of our product candidates and our future revenues may depend, in part, on our ability to enter into and maintain arrangements with other companies having sales, marketing and distribution capabilities and the ability of such companies to successfully market and sell any such products. Any failure to enter into such arrangements and marketing alliances on favorable terms, if at all, could delay or impair our ability to commercialize our product candidates and could increase our costs of commercialization. Any use of distribution arrangements and marketing alliances to commercialize our product candidates will subject us to a number of risks, including the following:

-	We may be required to relinquish important rights to our products or product candidates;

-	We may not be able to control the amount and timing of resources that our distributors or collaborators may devote to the commercialization of our product candidates;

-	Our distributors or collaborators may experience financial difficulties;

-	Our distributors or collaborators may not devote sufficient time to the marketing and sales of our products; and

-	Business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

-	others may be able to make compositions or formulations that are similar to our product candidates but that are not covered by the claims of our patents;

-	we might not have been the first to make the inventions covered by our issued patents or pending patent applications;

-	we might not have been the first to file patent applications for these inventions;

-	others may independently develop similar or alternative technologies or duplicate any of our technologies;

-	it is possible that our pending patent applications will not result in issued patents;

-	our issued patents may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges by third parties;

-	we may not develop additional proprietary technologies that are patentable; or

-	the patents of others may have an adverse effect on our business.

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

Our policy is to enter agreements relating to the non-disclosure and non-use of confidential information with third parties, including our contractors, consultants, advisors and research collaborators, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them. However, these agreements can be difficult and costly to enforce. Moreover, to the extent that our contractors, consultants, advisors and research collaborators apply or independently develop intellectual property in connection with any of our projects, disputes may arise as to the proprietary rights to the intellectual property. If a dispute arises, a court may determine that the right belongs to a third party, and enforcement of our rights can be costly and unpredictable. In addition, we rely on trade secrets and proprietary know-how that we seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

-	These agreements may be breached;

-	These agreements may not provide adequate remedies for the applicable type of breach; or

-	Our trade secrets or proprietary know-how will otherwise become known.

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

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, distribution, and sale of biotechnology products. We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and an even greater risk when we commercially sell any products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

-	Decreased demand for our products and any product candidates that we may develop;

-	Injury to our reputation;

-	Withdrawal of clinical trial participants;

-	Costs to defend the related litigation;

-	Substantial monetary awards to trial participants or patients;

-	Loss of revenue; and

-	The inability to commercialize any products that we may develop.

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

The Preferred Stock is convertible at the option of the holders at an initial conversion price of $2.22. We will make amortization and dividend payments on the Preferred Stock, with the principal amount of the first closing being amortized in six payments payable over the six months following the issue date of the Preferred Stock, and the principal amount of the additional closings being amortized in equal payments of 667 shares of Preferred Stock per month, payable at our option in cash and/or stock, subject to certain conditions being met.  If we elect to make the payments in shares of our common stock, the price used to determine the number of shares to be issued will be calculated using the lesser of (i) the-then existing conversion price, which is initially $2.22 per share and (ii) a 10% discount to a calculated market price. Accordingly, the lower the market price of our common stock at the time at which we make amortization payments in stock, the greater the number of shares we will be obliged to issue and the greater the dilution to our existing stockholders.  Such issuances could adversely affect the market price of our common stock.

Our share price has been volatile and may continue to be volatile which may subject us to securities class action litigation in the future.

The market price of shares of our common stock has been, and may be in the future, subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

-	actual or anticipated fluctuations in our financial condition and operating results;

-	status and/or results of our clinical trials;

-	status of ongoing litigation;

-	results of clinical trials of our competitors’ products;

-	regulatory actions with respect to our products or our competitors’ products;

-	actions and decisions by our collaborators or partners;

-	actual or anticipated changes in our growth rate relative to our competitors;

-	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

-	competition from existing products or new products that may emerge;

-	issuance of new or updated research or reports by securities analysts;

-	fluctuations in the valuation of companies perceived by investors to be comparable to us;

-	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

-	market conditions for biopharmaceutical stocks in general;

-	status of our search and selection of future management and leadership; and

-	general economic and market conditions.

On April 30, 2012 the closing price of our common stock was $1.78 as compared with $1.77 as of April 30, 2011. During the twelve months ended April 30, 2012, the lowest closing price of our common stock was $1.34 and the highest closing price was $3.04.

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

Historically we have financed our operations through the issuance of equity securities and debt financings, and we expect to continue to do so for the foreseeable future.  As of July 20, 2012, we believe we have sufficient capital on hand to continue to fund operations through December 31, 2012. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of their ownership interests.  Debt financing, if available, may involve restrictive covenants that limit our financial flexibility or otherwise restrict our ability to pursue our business strategies. Additionally, if we issue shares of common stock, or securities convertible or exchangeable for common stock, the market price of our existing common stock may decline. There can be no assurance that we will be successful in obtaining any additional capital resources in a timely manner, on favorable terms, or at all.

We have issued in the past, and may issue in the future, substantial amounts of instruments that are convertible into or exercisable for common stock, and our existing stockholders may face substantial dilution if such instruments are converted or exercised.

As of July 20, 2012, we had outstanding convertible notes, warrants, options, securities purchase agreements, and other instruments that are convertible or exercisable into an aggregate of approximately 9,601,288 shares of our common stock, which, if converted or exercised, would represent approximately 31% of our current outstanding common stock.  These instruments carry a wide variety of different terms and prices, and there can be no assurance as to when or whether conversions or exercises of these instruments may occur.  If all or any substantial portion of these instruments are converted or exercised, our existing stockholders may face substantial dilution of their ownership interests.

Certain investors may be able to exercise significant influence over us.

As of July 20, 2012, SPC 1 Vatea Segregated Portfolio, or Vatea Fund, held 3,781,607 shares of our common stock, representing 12 % of our outstanding common stock.  As of July 20, 2012, JP SPC 3 obo OXBT FUND, SP, or OXBT Fund, held notes and warrants that are convertible or exercisable into an aggregate of up to 4,079,825 shares of our common stock, which, if converted or exercised, would represent 13% of our current outstanding common stock. Mr. Gregory Pepin, one of our directors, is the investment manager of both Vatea Fund and OXBT Fund. Accordingly, these parties, either individually or as part of a group, may have a strong ability to influence our business, policies and affairs.  We cannot be certain that their interests will be consistent with the interests of other holders of our common stock.

Risks Relating to Employee Matters and Managing Growth

We may need to increase the size of our company, and we may experience difficulties in managing growth.

As of April 30, 2012, we had 15 full-time employees. We may need to expand our managerial, operational, administrative, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. To support this growth, we may hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2—PROPERTIES

We own no real property. We lease our principal executive office at ONE Copley Parkway, Suite 490, Morrisville, North Carolina 27560 and our principal laboratory facilities at 3189 Airway Avenue, Building C, Costa Mesa, California 92626. The current rent is approximately $23,032 per month for both facilities.

ITEM 3—LEGAL PROCEEDINGS

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company's financial statements.

On August 30, 2011, Tenor Opportunity Master Fund Ltd., Aria Opportunity Fund, Ltd., and Parsoon Opportunity Fund, Ltd (collectively, “Tenor”) filed a lawsuit in the United States District Court for the Southern District of New York alleging that a right of first offer held by Tenor was breached in connection with the Company's June 2011 financing. The complaint seeks compensatory damages, attorneys’ fees and costs. Discovery has been completed and motions for summary judgment from both sides were filed. Plaintiffs filed on the matter of breach and we filed on the matter of damages. On July 11, 2012 the court entered an order on both summary judgment motions. The court found in favor of Plaintiff's motion, holding that we did breach the agreement. The court did not find in favor of our motion regarding damages. The matter will now move to trial for a jury to determine what, if any, damages Plaintiff's suffered from our breach of the agreement.

ITEM 4— MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Number of Stockholders

Our common stock is listed on the NASDAQ Capital Market under the symbol “OXBT.” The following table sets forth, for the past two fiscal years, the range of high and low sales prices in each fiscal quarter for our common stock .

Year-Ended April 30, 2011	High	Low
First Quarter	$5.01	$2.39
Second Quarter	$3.33	$1.88
Third Quarter	$2.75	$1.87
Fourth Quarter	$2.22	$1.70

Year-Ended April 30, 2012	High	Low
First Quarter	$3.55	$1.71
Second Quarter	$3.08	$1.85
Third Quarter	$2.36	$1.30
Fourth Quarter	$3.20	$1.78

As of July 20, 2012, there were 1,357 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.  On July 20, 2012, the last sale price reported on the NASDAQ Capital Market for our common stock was $1.31 per share.

Dividend Policy

Since our inception we have not paid dividends on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Repurchases of Common Stock

The following table lists all repurchases during the fourth quarter of fiscal 2012 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

February 1, 2012 – February 29, 2012	438	$2.00	-	-
March 1, 2012 – March 31, 2012	438	2.69	-	-
April 1, 2012 – April 30, 2012	436	2.35	-	-
Total	1,312	$2.35	-	-

(1)	Represents shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

Unregistered Sales of Equity Securities

During the fiscal quarter ended April 30, 2012, we issued 243,830 shares of unregistered common stock as payment of $549,833 of interest due on our outstanding Convertible Notes.

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

Results of operations- Comparison of the year ended April 30, 2012 and 2011

The following table sets forth our condensed statement of operations data and presentation of that data as amount of change from period-to-period.

	Year ended April 30,		Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)

Wholesale & retail revenue	$74,519	$101,582	$(27,063)	(27	) %
Distibutor revenue	26,000	220,767	(194,767)	(88	) %
Product revenue	100,519	322,349	(221,830)	(69	) %
Cost of sales	51,253	219,182	(167,929)	(77	) %
Gross profit	49,266	103,167	(53,901)	(52	) %

Government grant revenue	314,515	-	314,515	—%
Total net revenue	363,781	103,167	260,614	253%

Operating expenses:
Sales and Marketing	393,922	926,411	(532,489)	(57	) %
General and administrative	5,697,884	6,755,676	(1,057,792)	(16	) %
Research and development	2,462,638	2,681,713	(219,075)	(8	) %
Loss on impairment of long-lived assets	29,534	302,044	(272,510)	(90	) %
Total Operating expenses	8,583,978	10,665,844	(2,081,866)	(20	) %

Net operating loss	8,220,197	10,562,677	(2,342,480)	(22	) %

Interest expense	7,412,054	171,563	7,240,491	4,220%
Other expense (income)	80,159	(285,944)	366,103	(128	) %
Net loss	$15,712,410	$10,448,296	$5,264,114	50%

Revenue

Product Revenue and Gross Profit

We generate revenue through the sale of Dermacyte through on-line retailers, physician and medical spa facilities, and through distribution agreements with unrelated companies.  Product revenue and percentage changes for the years ended April 30, 2012 and 2011, respectively, are as follows:

	Year ended April 30,		Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)
Wholesale & retail revenue	$74,519	$101,582	$(27,063)	(27)%
Distibutor revenue	26,000	220,767	(194,767)	(88)%
Product revenue	100,519	322,349	(221,830)	(69)%
Cost of sales	51,253	219,182	(167,929)	(77)%
Gross profit	49,266	103,167	(53,901)	(52)%

Product revenue decreased approximately $222,000 for the year ended April 30, 2012 compared to the prior year. During the year ended April 30, 2012, we suspended our existing marketing program and focused our efforts on reformulating and repackaging our existing retail products.

Gross profit as a percentage of revenue was 49% and 32% for the years ended April 30, 2012 and 2011, respectively. The increase for the year ended April 30, 2012 was due to a greater proportion of total sales through wholesale and retail channels versus sales through distributors in the current year.

Government Grant Revenue

We earn revenues through a cost-reimbursement grant sponsored by the United States Army, or Grant Revenue. Grant Revenue is recognized as milestones under the Grant program are achieved. Grant Revenue is earned through reimbursements for the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party CROs.

	Year ended April 30,		Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)
Government grant revenue	$314,515	$-	$314,515	—%

For the year ended April 30, 2012, we recorded approximately $315,000 in revenue under the grant program. In addition to the revenue earned, we have recorded approximately $244,013 in deferred revenue associated with the grant. Deferred revenue under the grant represents pass-through costs that have been reimbursed in advance of performing the studies underlying the subcontracts.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including salaries commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Marketing and sales expenses and percentage changes for the years ended April 30, 2012 and 2011, respectively, are as follows:

	Year ended April 30,		Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)
Marketing and sales expense	$393,922	$926,411	$(532,489)	(57	) %

The decrease in marketing and sales expenses for the year ended April 30, 2012 compared to the prior year were driven primarily by our decision to suspend our existing marketing program and focus our efforts on reformulating and repackaging our existing retail products.

Costs incurred for direct marketing and advertising were approximately $138,000 and $515,000 during the years ended April 30, 2012 and 2011, respectively. These costs include attendance at trade shows and conferences, fees paid to a third party public relations firm, the costs of product samples distributed to potential customers, and the costs of direct print and online advertisements. The $377,000 reduction in costs during the current year was primarily due to our decision to focus our sales and marketing efforts to specific regions and eliminate nationwide print advertising, consulting firms, and trade shows.

Costs incurred for compensation were approximately $213,000 and $320,000 during the years ended April 30, 2012 and 2011, respectively. The $107,000 reduction in costs during the current year was due to the elimination of 3 full-time marketing and sales positions.

Costs incurred for travel were approximately $43,000 and $91,000 during the years ended April 30, 2012 and 2011, respectively. The $48,000 reduction in costs during the current year was directly correlated to the reduction in personnel described above.

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

The following table sets forth the components of general and administrative costs, and percentage changes, for the years ended April 30, 2012 and 2011, respectively.

	Year ended April 30,		Increase/	%
	2012	2011	(Decrease)	Increase/
Personnel costs	$1,747,055	$3,358,590	$(1,611,535)	(48	) %
Legal and professional fees	3,086,350	2,149,046	937,304	44%
Facilities	284,694	330,078	(45,384)	(14	) %
Other costs	414,204	658,918	(244,714)	(37	) %
Depreciation and amortization	165,581	259,044	(93,463)	(36	) %

Personnel costs:

Personnel costs decreased approximately $1,611,000 for the year ended April 30, 2012 compared to the prior year. The decrease was due primarily to the elimination of three executive positions during the current fiscal year and the accrual for the contingent liability from potential 409A expenses recorded in the prior year.

Legal and professional fees:

Legal and professional fees increased approximately $937,000 for the year ended April 30, 2012 compared to the prior year. This increase was primarily due to increases of $980,000 and $121,000 in legal and accounting fees and consulting fees, respectively; partially offset by a decrease of $157,000 in investor relations costs. The increase in legal and accounting costs was primarily related to the closing of the Series A Convertible Preferred Stock offering in December 2011 and the costs to defend the Tenor matter. The increase in consulting fees was primarily related to Board of Director recruiting fees. The decrease in investor relations costs was the result of terminating existing agreements with Swiss-based public relations firms and the decision to delist from the SIX exchange.

Facilities:

Facilities include costs paid for rent and utilities at our corporate headquarters in North Carolina. The $45,000 reduction during the year ended April 30, 2012 compared to the prior year was the result of our relocation from Durham, NC to Morrisville, NC in March 2011.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The $245,000 reduction in other costs was due primarily to a $250,000 reduction in administrative travel costs partially offset by increases in insurance premiums and taxes paid.

Depreciation and Amortization:

The $93,000 decrease in depreciation and amortization costs for the year ended April 30, 2012 compared to the prior year was primarily due to the impairment charges of approximately $302,000 recorded against the carrying value of certain patents in the prior year; partially offset by increased depreciation costs on fixed assets placed in service during the current year.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our preclinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the years ended April 30, 2012 and 2011, are as follows:

The following table sets forth the components of research and development costs, and percentage changes, for the years ended April 30, 2012 and 2011, respectively.

	Year ended April 30,		Increase/	%
	2012	2011	(Decrease)	Increase/
Personnel costs	$947,374	$883,018	$64,356	7%
Consulting	382,374	154,882	227,492	147%
Clinical and preclinical development	814,646	1,301,584	(486,938)	(37	) %
Facilities	181,248	157,611	23,637	15%
Other costs	95,900	132,636	(36,736)	(28	) %
Depreciation	41,096	51,982	(10,886)	(21	) %

Personnel costs:

Personnel costs increased approximately $64,000 for the year ended April 30, 2012 compared to the prior year primarily due to the addition of two chemists and a project manager in the California lab facility.

Consulting fees:

Consulting fees increased approximately $227,000 for the year ended April 30, 2012 compared to the prior year primarily due to the consulting and separation agreement for our former President and COO.

Clinical and preclinical development:

The decrease of approximately $487,000 in clinical and preclinical development costs for the year ended April 30, 2012 compared to the prior year was primarily due to a decrease of $756,000 is costs associated with the Phase II-b trials; partially offset by increases of $190,000 and $75,000 in development costs incurred for Oxycyte and Dermacyte, respectively.

Facilities:

The increase of approximately $24,000 in facilities costs for the year ended April 30, 2012 compared to the prior year was primarily due to costs incurred for repairs and maintenance on Oxycyte manufacturing equipment.

Other costs:

The decrease of approximately $37,000 in other costs for the year ended April 30, 2012 compared to the prior year was primarily due to a $47,000 reduction in travel and conference fees; partially offset by an increase in lab supplies costs.

Depreciation:

Depreciation expense remained relatively consistent for the years ended April 30, 2012 and 2011.

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

Other income and expense

	Year ended April 30,		Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)
Other expense (income), net	$80,159	$(285,944)	$366,103	-%

During the year ended April 30, 2012, Other expense (income) increased approximately $366,000 compared to the prior year. The increase in Other expense (income) was primarily due to a decrease in other income of approximately $278,000 and an increase in Other expense of approximately $88,000.

Other income:

Other income was decreased approximately $278,000  for the year ended April 30, 2012. This decrease was primarily due to the $244,000 award received in the prior year under the Patient Protection and Affordable Care Act of 2010 (the “PPACA”) as well as a reduction of $34,000 in sublease revenue during the current year.

Other expense:

Other expense increased approximately $88,000 for the year ended April 30, 2012. This increase was primarily due to our write-off of an uncollectible receivable of approximately $93,000 for reimbursable patent costs related to our terminated license agreement with Glucometrics, Inc. partially offset by a reduction in foreign currency losses.

Interest expense

	Year ended April 30,		Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)
Interest expense	$7,412,054	$171,563	$7,240,491	4220%

During the year ended April 30, 2012, interest expense increased approximately $7.2 million compared to the same period in the prior year.

Long-term notes payable:

Interest expense for our long-term notes payable was approximately $2.8 million and $163,000 for the years ended April 30, 2012 and 2011, respectively. The increase in interest expense for the current year was primarily due to recognition of approximately $2.4 million in unaccreted interest due upon prepayment of the notes in November 2011.

Convertible notes payable:

Interest expense on our outstanding convertible notes was approximately $2.1 million for the year ended April 30, 2012. The recorded interest was comprised of $620,915 for quarterly interest payable, approximately $1.4 million in amortization of debt discounts and $107,180 in amortization of debt issue costs. No convertible notes were outstanding in the year ended April 30, 2011.

Series A Convertible Preferred Stock:

Interest expense on our outstanding Preferred Stock was approximately $2.4 million for the year ended April 30, 2012. The recorded interest was comprised of approximately $1.2 million for the calculated fair value of the warrants issued with the Preferred Stock, $530,942 for the excess of the fair-value of the shares issued upon conversion over the fair value of the Preferred Stock and $678,672 for the fair value adjustment to the remaining Preferred Stock outstanding at April 30, 2012. No Preferred Stock was outstanding in the year ended April 30, 2011.

Preferred Stock Dividends:

Interest expense recorded for the payment of dividends on the Preferred Stock was approximately $103,369 for the year ended April 30, 2012. No Preferred Stock was outstanding in the year ended April 30, 2011.

Liquidity, capital resources and plan of operation

We have incurred losses since our inception and as of April 30, 2012 we had an accumulated deficit of approximately $108 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of Oxycyte and other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $2,631,032 and $1,632,211of total current assets and working capital of $(495,838) and $(551,033) as of April 30, 2012 and April 30, 2011, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

Based on our working capital at April 30, 2012 and funds received from the June 2012 Preferred Stock closing, we believe we have sufficient capital on hand to continue to fund operations through December 31, 2012.

Clinical and Preclinical Product Development

We are in the preclinical and clinical trial stages in the development of our product candidates. We are currently conducting Phase II-b clinical trials for the use of Oxycyte in the treatment of severe traumatic brain injury. Even if we are successful with our Phase II-b study, we must then conduct a Phase III clinical study and, if that is successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other product candidates must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products though we can give no assurance that any such initiative will be successful. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond December 31, 2012 depends on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining the necessary resources.

Convertible Note Offering

On June 29, 2011 and July 1, 2011we closed a convertible note offering pursuant to which we sold to certain investors, including JP SPC 3 obo OXBT FUND, SP, notes convertible into 2,172,949 shares of common stock at $2.255 per share and warrants to purchase 724,317 shares of common stock with an exercise price of $2.15 per share, warrants to purchase 724,316 shares of common stock with an exercise price of $2.60 per share, and warrants to purchase 724,316 shares of common stock with an exercise price of $2.85 per share. The financing provided approximately $4.5 million in net proceeds to us after deducting the placement agent fee and offering expenses.

Series A Convertible Preferred Stock Offering

On December 8, 2011, we entered into a Securities Purchase Agreement with certain institutional investors, consisting of an aggregate $7.5 million of Preferred Stock and warrants to purchase approximately 1,689,192 shares of common stock. The 2011 Offering is scheduled to fund in multiple installments.  The first installment of the Offering was completed on December 12, 2011.  At closing, the investors purchased $3.5 million of newly issued Preferred Stock and related warrants.  In June 2012, an additional $2.5 million of the offered securities were purchased. The remainder of the 2011 Offering, which may be up to $1.5 million, is currently scheduled to be completed in an additional closing in September 2012. However, the final closing is subject to various conditions, including conditions that are outside of our control, including, but not limited to, a minimum stock price prior to the final closing and a minimum trading volume limitation.

Potential Section 409A Liability

As a result of our review of option grants made by us between February 1998 and April 2009, we have determined that certain options granted in prior years may have been non-compliant with Section 409Aof the IRC, or Section 409A, including options granted with an exercise price below fair market value on the date of grant and options that were modified such that they may have become non-compliant with Section 409A.

The primary adverse tax consequence of Section 409A non-compliance is that the holders of non-compliant options are taxed on the value of such options as they vest, and annually thereafter until they are exercised.   In addition to ordinary income taxes, holders of non-compliant options are subject to a 20% penalty tax under Section 409A (and, as applicable, similar excise taxes under state laws). Because virtually all holders of stock options granted by us were not involved in or aware that the pricing and/or modification of their options raised these issues, we intend to take actions to address certain of the adverse tax consequences that may apply to these holders. In addition, on March 17, 2011 we entered into indemnification agreements with our executive officers that indemnify those officers from potential Section 409A tax liabilities arising from their prior option awards. As of July 20, 2012, none of the potentially non-compliant options have expired or been forfeited unexercised.

As of April 30, 2012, we have accrued approximately $550,000, which represents our best estimate of the potential liability, in other current liabilities for the contingent liability.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	For the year ended April 30,
	2012	2011
Net cash used in operating activities	(8,278,366)	(8,403,142)

Net cash used in investing activities	(261,146)	(463,939)

Net cash provided by financing activities	9,467,440	9,186,319

Net cash used in operating activities.  Net cash used in operating activities was approximately $8.3 million for the year ended April 30, 2012 compared to net cash used in operating activities of $8.4 million for the year ended April 30, 2011. The decrease in cash used for operating activities compared to the prior year was due primarily to an increase in cash received from customers and reductions in cash paid to employees and suppliers; partially offset by a reduction in other operating cash receipts and an increase in cash paid for operating expenses.

-
Cash collected from customers was approximately $766,000 and $245,000 for the years ended April 30, 2012 and 2011, respectively. The $521,000 increase in cash collected from customers in the current year was due primarily to $523,000 received under our research grant and an increase of $35,000 in cash received from cosmetic sales during the current year; partially offset by a decrease of $38,000 in cash received from subleasing unused lab space in our California facility.

-	Other operating cash receipts decreased $245,000 in the current year due to an award under the PPACA received in the prior year.
-
Cash paid to employees, supplies, and vendors was approximately $9.0M and $8.9M for the years ended April 30, 2012 and 2011, respectively. The slight increase in cash payments is due to a reduction in operating expenses, including cost of sales; partially offset by an increase in other current assets, and a reduction in current liabilities.

Net cash used in investing activities. Net cash used in investing activities was $261,146 for the year ended April 30, 2012 compared to net cash used in investing activities of $463,939 for the year ended April 30, 2011. The decrease in cash used for investing activities was primarily due to a reduction in capitalized legal fees incurred for filing and maintaining our patent portfolio and a reduction in capital equipment expenditures.

Net cash provided by financing activities. Net cash provided by financing activities was $9.5 million for the year ended April 30, 2012 compared to net cash provided by financing activities of $9.2 million for the year ended April 30, 2011. Net cash provided by financing activities for the year ended April 30, 2012 was due primarily to net proceeds of approximately $4.5 million received from the issuance of the convertible notes in June 2011, approximately $0.6 million from the exercise of outstanding warrants in August 2011, approximately $0.7 million proceeds from the issuance of promissory notes payable in May 2011 under the Note Purchase Agreement with Vatea Fund and approximately $3.5 million received from the closing of the Preferred Stock offering in December 2011.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements will depend on many factors that include, but are not limited to the following:

-	The initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;
-	The outcome, timing and cost of regulatory approvals and the regulatory approval process;
-	Delays that may be caused by changing regulatory requirements;
-	The number of product candidates that we pursue;
-	The costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
-	The timing and terms of future in-licensing and out-licensing transactions;
-	The cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;
-	The cost of procuring clinical and commercial supplies of our product candidates;
-	The extent to which we acquire or invest in businesses, products or technologies; and
-	The possible costs of litigation.

Based on our working capital at April 30, 2012 and the net proceeds from the registered direct offering described in Note E of our financial statements, we believe we have sufficient capital on hand to continue to fund operations through December 31, 2012. In the event that we satisfy all of the equity conditions under the Offering described above and in further detail in Note E, we believe the funds received under the final closing, in addition to our working capital at April 30, 2012, will be sufficient to fund operations through March 31, 2013.

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

Summary of Significant Accounting Policies

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

Preclinical Study and Clinical Accruals—We estimate our preclinical study and clinical trial expenses based on the services received pursuant to contracts with several research institutions and CROs that conduct and manage preclinical and clinical trials on our behalf. The financial terms of the agreements vary from contract to contract and may result in uneven expenses and payment flows. Preclinical study and clinical trial expenses include the following:

-	Fees paid to CROs in connection with clinical trials,
-	Fees paid to research institutions in conjunction with preclinical research studies, and
-
Fees paid to contract manufacturers and service providers in connection with the production and testing of active pharmaceutical ingredients and drug materials for use in preclinical studies and clinical trials.

Revenue Recognition—Revenues from merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods.  Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  Our practice is to accept product returns from retailers only if properly requested, authorized and approved.  As a percentage of gross sales, returns were less than 5% and 1% for the years ended April 30, 2012 and 2011, respectively.

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

Recent Accounting Pronouncements

On May 1, 2011, we adopted ASU 2010-06, Fair Value Measurement (Topic 820). The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The adoption of ASU 2010-06 did not have a material impact on our financial statements.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Oxygen Biotherapuetics, Inc.

We have audited the accompanying balance sheets of Oxygen Biotherapeutics, Inc., formerly, Synthetic Blood International, Inc. (a development-stage enterprise) (“the Company”) as of April 30, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and for the period from inception, May 26, 1967, through April 30, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxygen Biotherapeutics, Inc., formerly Synthetic Blood International, Inc. as of April 30, 2012 and 2011, and the results of its operations and its cash flows for years then ended, and from the period from inception, May 26, 1967, through April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise presently generating insufficient operating revenues, has a significant deficit accumulated during the development stage, and requires substantial additional funds to complete clinical trials and pursue regulatory approvals. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying April 30, 2012 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.

Raleigh, North Carolina
July 24, 2012

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

BALANCE SHEETS

	April 30, 2012	April 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$1,879,872	$951,944
Accounts receivable	13,385	138,867
Government grant receivable	35,650	-
Inventory	83,370	257,382
Prepaid expenses	455,946	275,876
Other current assets	162,809	8,142
Total current assets	2,631,032	1,632,211
Property and equipment, net	293,606	442,586
Debt issuance costs, net	278,659	-
Intangible assets, net	872,971	699,951
Other assets	65,666	147,608
Total assets	$4,141,934	$2,922,356
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$542,809	$889,376
Accrued liabilities	1,273,837	1,250,573
Convertible preferred stock	1,247,266	-
Current portion of notes payable, net	62,958	43,295
Total current liabilities	3,126,870	2,183,244
Long-term portion of notes payable, net	1,361,110	4,463,635
Total liabilities	4,487,980	6,646,879

Commitments and contingencies; see Note I.
Stockholders' deficit
Preferred stock, undesignated, authorized 9,992,500 shares; see Note E.	-	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 29,417,718 and 23,393,307, respectively	2,942	2,339
Additional paid-in capital	107,279,296	88,189,012
Deficit accumulated during the development stage	(107,628,284)	(91,915,874)
Total stockholders’ deficit	(346,046)	(3,724,523)
Total liabilities and stockholders' deficit	$4,141,934	$2,922,356

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENTS OF OPERATIONS

	Period from May 26, 1967 (Inception) to	Year ended April 30,
	April 30, 2012	2012	2011

Product revenue	$470,254	$100,519	$322,349
Cost of sales	309,468	51,253	219,182
Net product revenue	160,786	49,266	103,167
Government grant revenue	314,515	314,515	-
Total net revenue	475,301	363,781	103,167

Operating expenses
Selling, general, and administrative	46,909,067	6,091,806	7,682,087
Research and development	22,075,312	2,462,638	2,681,713
Loss on impairment of long-lived assets	363,691	29,534	302,044
Total operating expenses	69,348,070	8,583,978	10,665,844

Net operating loss	68,872,769	8,220,197	10,562,677

Interest expense	39,723,563	7,412,054	171,563
Loss on extinguishment of debt	250,097	-	-
Other expense (income)	(1,218,145)	80,159	(285,944)
Net loss	$107,628,284	$15,712,410	$10,448,296

Net loss per share, basic		$(0.61)	$(0.45)

Weighted average number of common shares outstanding, basic		25,928,263	23,346,496

Net loss per share, diluted		$(0.70)	$(0.45)

Weighted average number of common shares outstanding, diluted		27,752,386	23,346,496

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the two years ended April 30, 2012 and for the cumulative period May 26, 1967 (date of inception) to April 30, 2012

	Common Stock		Additional paid-in capital	Stock subscription receivable	Defecit accumulated during the development stage	Total stockholders' equity (deficit)
	Number of Shares	Amount
Balance at April 30, 2010	21,457,265	$2,146	$83,092,470	$500,000	$(81,467,578)	$2,127,038
Common stock sold, net of offering costs	1,910,806	191	4,901,208			4,901,399
Common stock issued for convertible debt	2,350	-	8,707			8,707
Common stock subscription receivable				(500,000)		(500,000)
Compensation on options and restricted stock issued	20,868	2	186,627			186,629
Exercise of warrants and options	2,018	-	-			-
Net loss					(10,448,296)	(10,448,296)
Balance at April 30, 2011	23,393,307	$2,339	$88,189,012	$-	$(91,915,874)	$(3,724,523)
Common stock sold, net of offering costs	3,368,422	337	7,999,664			8,000,001
Common stock issued for convertible preferred stock	1,874,244	187	3,462,136			3,462,323
Common stock issued as interest on convertible debt	243,830	24	549,809			549,833
Common stock issued as dividend on convertible preferred stock	44,816	5	81,886			81,891
Compensation on options and restricted stock issued	32,022	4	192,894			192,898
Issuance of warrants			3,130,808			3,130,808
Exercise of warrants and options	461,077	46	733,583			733,629
Beneficial conversion feature of convertible debt			2,939,504			2,939,504
Net loss					(15,712,410)	(15,712,410)
Balance at April 30, 2012	29,417,718	$2,942	$107,279,296	$-	$(107,628,284)	$(346,046)

				Defecit accumulated during the development stage
	Common Stock		Additional paid-in capital		Total stockholders' equity (deficit)
	Number of Shares	Amount

Balance at May 26, 1967	-	$-	$-	$-	$-
Common stock sold, net of offering costs	15,466,112	1,058,966	39,749,887		40,808,853
Issuance of common stock for promissory notes	7,310,518	243,621	23,773,189		24,016,810
Compensation on options and restricted stock issued	417,026	36,486	12,682,051		12,718,537
Warrants issued with debt instruments	-	-	8,619,525		8,619,525
Issuance of warrants	-	-	7,805,328		7,805,328
Exercise of warrants and options	1,265,175	164,696	3,630,188		3,794,884
Common stock issued for convertible preferred stock	1,874,244	187	3,462,136		3,462,323
Beneficial conversion on convertible debt	-	-	3,292,648		3,292,648
Beneficial conversion feature of convertible debt	-	-	2,939,504		2,939,504
Common stock issued in conjunction with funding agreements and services rendered	358,425	53,764	883,160		936,924
Contributions of capital by shareholders	-	-	581,818		581,818
Common stock issued as interest on convertible debt	243,830	24	549,809		549,833
Issuance of common stock to officers to retire shareholder loans	69,630	10,444	177,556		188,000
Common stock issued as dividend on convertible preferred stock	44,816	5	81,886		81,891
Contributions of capital for services rendered	-	-	65,700		65,700
Exchange of warrants	2,363,767	3,544	(2,583,884)		(2,580,340)
Common stock par value change	-	(1,541,114)	1,541,114		-
Fractional shares of common stock due to reverse stock split	4,175	(27,681)	27,681		-
Net loss				(107,628,284)	(107,628,284)
Balance at April 30, 2012	29,417,718	$2,942	$107,279,296	$(107,628,284)	$(346,046)

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENTS OF CASH FLOWS

	Period from May 26, 1967 (Inception) to	Year ended April 30,
	April 30, 2012	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(107,628,284)	$(15,712,410)	$(10,448,296)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,070,808	206,677	311,026
Amortization of deferred compensation	336,750	-	-
Interest on debt instruments	39,315,994	7,397,357	171,563
Loss (gain) on debt settlement and extinguishment	163,097	-	-
Loss on impairment, disposal and write down of long-lived assets	791,173	123,518	302,044
Issuance and vesting of compensatory stock options and warrants	8,290,661	65,373	127,220
Issuance of common stock below market value	695,248	-	-
Issuance of common stock as compensation	682,526	127,525	59,409
Issuance of common stock for services rendered	1,265,279	-	-
Issuance of note payable for services rendered	120,000	-	-
Contributions of capital through services rendered by stockholders	216,851	-	-
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(793,537)	(74,760)	38,870
Inventory	230,746	(7,280)	238,026
Accounts payable and accrued liabilities	1,942,136	(404,366)	796,996
Net cash used in operating activities	(52,300,552)	(8,278,366)	(8,403,142)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,761,743)	(17,652)	(240,824)
Proceeds from the sale of property and equipment	4,243	4,243
Capitalization of patent costs and license rights	(1,762,076)	(247,737)	(223,115)
Net cash used in investing activities	(3,519,576)	(261,146)	(463,939)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	44,478,293	8,733,629	4,901,400
Repurchase of outstanding warrants	(2,836,520)	-	-
Proceeds from stockholder notes payable	977,692	-	-
Proceeds from issuance of notes payable, net of issuance costs	7,518,521	837,692	4,389,701
Proceeds from convertible notes, net of issuance costs	13,321,447	4,514,162	-
Proceeds from convertible preferred stock	3,500,000	3,500,000	-
Payments on notes - short-term	(1,259,433)	(118,043)	(104,782)
Payments on notes - long-term	(8,000,000)	(8,000,000)	-
Net cash provided by financing activities	57,700,000	9,467,440	9,186,319

Net change in cash and cash equivalents	1,879,872	927,928	319,238
Cash and cash equivalents, beginning of period	-	951,944	632,706
Cash and cash equivalents, end of period	$1,879,872	$1,879,872	$951,944

Cash paid for:
Interest	$265,303	$14,697	$3,203
Income taxes	$27,528	$-	$-

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENTS OF CASH FLOWS, continued

Non-cash financing activities during the year ended April 30, 2012:

-
The Company issued 243,830 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $2.255 for the payment of $561,332 interest payable on convertible notes with a gross carrying value of $4,900,000.

-	The Company issued 1,583,326 shares of its common stock to redeem 2,332 shares of convertible preferred stock with a fair value of $2,931,406.

Non-cash financing activities during the year ended April 30, 2011:

-
The Company issued 2,350 shares of common stock for the conversion of notes payable with a gross carrying value of $8,707 at a conversion price of $3.705 per share. The notes included a discount totaling $5,206 that was recognized as interest expense upon conversion.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
As of April 30, 2012 and 2011, and for the years then ended.

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

The Company was inactive through September 1990, when it began conducting operations for the purpose of developing a synthetic blood emulsion to act as a human blood substitute, and a method of using a PFC compound to facilitate oxygen exchange for individuals with respiratory distress syndrome. The Company submitted an Investigational New Drug Application (“IND”) for Oxycyte, the Company’s alternative to transfused blood for use in surgical and similar medical situations, to the Food and Drug Administration (“FDA”) in 2003 and successfully conducted a Phase I safety clinical study in the fourth quarter of 2003. The results of the Phase I study were consistent with the results of preclinical animal safety studies, and showed a good safety profile for Oxycyte. The Company started Phase II clinical trials of Oxycyte in surgical patients in the fourth quarter of 2004. The protocol was successfully completed in 2006 and filed in April 2008. This protocol was put on clinical hold due to safety concerns raised by the regulatory agency. In April 2009, the Company filed an application with the FDA to obtain orphan drug designation for Oxycyte for the treatment of patients with severe, closed-head Traumatic Brain Injury (“TBI”). The Company filed a Cosmetic Product Ingredient Statement (“CPIS”) with the FDA for Dermacyte Gel, its new Oxycyte-based cosmetic product. The gel is an oxygen-rich formulation of Oxycyte which the Company believes will promote skin health and other desirable cosmetic benefits when applied to the skin. A CPIS is a voluntary registration with the FDA recommended for a cosmetic product’s commercial introduction. Vitavent (previously Fluorovent), an oxygen exchange device, for facilitating the treatment of lung conditions is at the preclinical development stage and is currently inactive. The Company has not generated significant revenues since inception.

Reverse Stock Split

The Company initiated a 1-for-15 reverse stock split effective November 19, 2009. All shares and per share amounts in these consolidated financial statements and notes thereto have been retroactively adjusted to give effect to the reverse stock split.

Going Concern

Management believes the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit during the development stage of $107,628,284 and $91,915,874 at April 30, 2012 and 2011, respectively, and used cash in operations of $8,278,366 and $8,403,142 during the years ended April 30, 2012 and 2011, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying April 30, 2012 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage

The Company has not commenced its planned principal operations, and has not earned significant revenues; therefore it is considered a “Development Stage Enterprise.”

Use of Estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

For comparability purposes, certain figures for prior periods have been reclassified, where appropriate, to conform to the financial statement presentation used in fiscal year 2012. These reclassifications had no effect on the reported net loss.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity date of three months or less, when acquired, to be cash equivalents.

Cash Concentration Risk

On July 21, 2010, the Wall Street Reform and Consumer Protection Act permanently increased the FDIC insurance limits to $250,000 per depositor per insured bank. At April 30, 2012, the Company had $260,991 of cash balances uninsured by the FDIC.

Deferred financing costs

Deferred financing costs represent legal, due diligence and other direct costs incurred to raise capital or obtain debt. Direct costs include only “out-of-pocket” or incremental costs directly related to the effort, such as a finder’s fee and accounting and legal fees. These costs will be capitalized if the efforts are successful, or expensed when unsuccessful. Indirect costs are expensed as incurred. Deferred financing costs related to debt are amortized over the life of the debt. Deferred financing costs related to issuing equity are charged to Paid in Capital. The treatment of issuance costs on liabilities for which the Company has elected the fair value option is further described in “Debt or derivative liabilities recorded at fair value” below.

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

Debt or derivative liabilities recorded at fair value

The outstanding Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”) has mandatorily redeemable installments with the remainder outstanding at maturity also subject to mandatory redemption, which meets the definition of a “mandatorily redeemable financial instrument” and thus is recorded as a liability at fair value in accordance with ASC 480, Distinguishing Liabilities From Equity. Costs related to the issuance of debt for which management has elected the fair value option are recognized in current earnings. Management determines fair value of the outstanding Preferred Stock as of the end of each reporting period and reduces the amount outstanding for any redemptions, exercises, or conversions at the fair value determined at the end of the prior reporting period. The fair value adjustment is charged or credited to Interest expense. On April 30, 2012, the Company recognized approximately $678,672 as non-cash interest expense for the adjustment to fair value of the outstanding Preferred Stock on that date.

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

Redemptions

The Company expects to redeem the Preferred Stock by issuing shares of the Company’s common stock, par value $0.0001 (the “Common Stock”). The difference between the fair value of the Preferred Stock and the fair value of the Common Stock on the date the Common Stock is issued is charged or credited to interest expense.

Conversions

Investors in the Preferred Stock can voluntarily convert their preferred shares to Common Stock at a conversion price defined in the Preferred Stock certificate of designations. The difference between the fair value of the Preferred Stock and the fair value of the Common Stock given in conversion is recognized as a gain or loss on the extinguishment of debt.

Dividends

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

Beneficial conversion and warrant valuation

In accordance with FASB ASC 470-20, Debt with Conversion and Other Options, the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed rates that are in-the-money when issued and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible debt equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash interest expense and is amortized over the life of the convertible note. For the year ended April 30, 2012, the company recorded $1,960,497 and $2,939,504 for the calculated fair value of the warrants and BCF, respectively in conjunction with the convertible notes issued on June 29, 2011 and July 1, 2011.

Preclinical Study and Clinical Accruals

The Company estimates its preclinical study and clinical trial expenses based on the services received pursuant to contracts with several research institutions and contract research organizations (“CROs”) that conduct and manage preclinical and clinical trials on its behalf. The financial terms of the agreements vary from contract to contract and may result in uneven expenses and payment flows. Preclinical study and clinical trial expenses include the following:

-	Fees paid to CROs in connection with clinical trials,
-	Fees paid to research institutions in conjunction with preclinical research studies, and
-
Fees paid to contract manufacturers and service providers in connection with the production and testing of active pharmaceutical ingredients and drug materials for use in preclinical studies and clinical trials.

Property and Equipment, Net

Property and equipment are stated at cost, subject to adjustments for impairment, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Laboratory equipment	3 – 5 years
Office equipment	5 years
Office furniture and fixtures	7 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of useful life or remaining lease term

Maintenance and repairs are charged to expense as incurred, improvements to leased facilities and equipment are capitalized.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition

Revenues from merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods.  Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  The Company's practice is to accept product returns from retailers only if properly requested, authorized and approved.  As a percentage of gross sales, returns were less than 5% in fiscal years 2012 and 2011.

Revenues from a cost-reimbursement grant sponsored by the United States Army, or Grant Revenue, are recognized as milestones under the Grant program are achieved. Grant Revenue is earned through reimbursements for the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party CROs.

Research and Development Costs

Research and development costs include, but are not limited to, (i) expenses incurred under agreements with contract research organizations and investigative sites, which conduct our clinical trials and a substantial portion of our preclinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements and equipment and laboratory and other supplies.  All research and development expenses are expensed as incurred.

Income Taxes

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

Stock-Based Compensation

We account for stock based compensation in accordance with ASC 718 Compensation — Stock Compensation, using the prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payment awards granted, modified and settled to our employees and directors after May 1, 2005. Our financial statements reflect the impact of ASC 718. We chose the “straight-line” attribution method for allocating compensation costs of each stock option on a straight-line basis over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

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

	Year ended April 30,
	2012	2011
Historical net loss per share:
Numerator
Net loss, as reported	$(15,712,410)	$(10,448,296)
Less: Effect of amortization of interest expense on convertible notes	(3,817,550)	-

Net loss attributed to common stockholders (diluted)	(19,529,960)	(10,448,296)
Denominator
Weighted-average common shares outstanding	25,928,263	23,346,496
Effect of dilutive securities	1,824,123	-

Denominator for diluted net loss per share	27,752,386	23,346,496

Basic net loss per share	$(0.61)	$(0.45)

Diluted net loss per share	$(0.70)	$(0.45)

The following outstanding options, convertible note shares and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Year ended April 30,
	2012	2011
Warrants to purchase common stock	5,239,964	3,581,347
Convertible preferred shares outstanding	582,834	-
Options to purchase common stock	351,823	781,738
Convertible note shares outstanding	1,942	1,942

Operating Leases

The Company maintains operating leases for its office and laboratory facilities. The lease agreements may include rent escalation clauses and tenant improvement allowances. We recognize scheduled rent increases on a straight-line basis over the lease term beginning with the date we take possession of the leased space. Differences between rental expense and actual rental payments are recorded as deferred rent liabilities and are included in “Other liabilities” on the balance sheets.

Fair Value

The company records its financial assets and liabilities in accordance with ASC 820 Fair Value Measurements.  The Company's balance sheet includes the following financial instruments: cash and cash equivalents, short-term notes payable, convertible preferred stock and convertible notes. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments. The Company did not elect the fair value option and records the carrying value of its convertible notes at amortized cost in accordance with ASC 470-20.

Accounting for fair value measurements involves a single definition of fair value, along with a conceptual framework to measure fair value, with a fair value defined as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." The fair value measurement hierarchy consists of three levels:

Level one	Quoted market prices in active markets for identical assets or liabilities;
Level two	Inputs other than level one inputs that are either directly or indirectly observable, and
Level three	Unobservable inputs developed using estimates and assumptions; which are developed by the reporting entity and reflect those assumptions that a market participant would use.

We apply valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach, and include enhanced disclosures of fair value measurements in our financial statements.

The following tables show information regarding assets and liabilities measured at fair value on a recurring basis as of April 30, 2012 and 2011:

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2012	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$1,879,872	$1,879,872	$-	$-

Current Liabilities
Series A convertible preferred stock	$1,247,266	$-	$-	$1,247,266

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2011	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$951,944	$951,944	$-	$-

Current Liabilities
Series A convertible preferred stock	$-	$-	$-	$-

There were no significant transfers between levels in the years ended April 30 2012 and 2011.

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended April 30, 2012:

Series A Convertible Preferred Stock

Issued on December 12, 2011:	$3,500,000
Conversions to Common Stock	(3,462,338)
Redemptions	-
Adjustments to fair value as of April 30, 2012	1,209,604
Transfers in and/or out of Level 3	-
Balance as of April 30, 2012	$1,247,266

The Preferred Stock is recorded at fair value with changes in fair value recorded as gains or losses within Non-cash-interest expense. The estimate of the fair value of the securities noted above, as of the valuation date, is based on the rights and privileges afforded to the Preferred Stock. The fair value of the Preferred Stock is determined at each reporting period by calculating the number of conversion shares underlying the outstanding Preferred Stock as described in the Series A Convertible Preferred Stock Certificate of Designations at the average volume weighted average price of our common stock on the valuation date (unobservable inputs).

Recent Accounting Pronouncements

On May 1, 2011 the Company adopted ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The adoption of ASU 2010-06 did have a material impact on the Company’s financial statements.

On May 1, 2011 the Company adopted ASU, No. 2010-17, Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition (a consensus of the FASB Emerging Issues Task Force). It establishes a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. The scope of the ASU is limited to research or development arrangements and requires an entity to record the milestone payment in its entirety in the period received if the milestone meets all the necessary criteria to be considered substantive. The adoption of ASU 2010-17 did not have a material impact on the Company’s financial statements.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in accounting principles generally accepted in the United States of America and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in accounting principles generally accepted in the United States of America for measuring fair value and for disclosing information about fair value measurements. The amendments in this update will not result in a change in the application of the requirements in Topic 820. This guidance will become effective for us with the reporting period beginning May 1, 2012.  The Company does not believe that the adoption of ASU 2011-04 will have a material impact on its financial statements.

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

During the year ended April 30, 2012, the Company reclassified raw materials with a carrying value $107,271 at April 30, 2011 to Other Current Assets. These raw materials are used in the Company’s ongoing research and development efforts and are expensed as Research and Development costs in the period they are consumed.

Inventories are recorded at cost using the First-In-First-Out (“FIFO”) method. Ending inventories are comprised of raw materials and direct costs of manufacturing and valued at the lower of cost or market. Inventories consisted of the following as of April 30, 2012 and 2011:

	April 30, 2012	April 30, 2011
Raw materials	$25,579	$107,271
Work in process	-	124,308
Finished goods	57,791	25,803
	$83,370	$257,382

Other current assets

Other current assets consist of the following:

	April 30, 2012	April 30, 2011
R&D materials	$116,936	$-
Dermacyte samples	19,529	1,052
Other	26,344	7,090
	$162,809	$8,142

Property and equipment, net

Property and equipment consist of the following:

	April 30, 2012	April 30, 2011
Laboratory equipment	$968,101	$970,463
Office furniture and fixtures	140,255	140,255
Computer equipment and software	134,005	153,234
Leasehold improvements	4,810	4,810
	1,247,171	1,268,762
Less: Accumulated depreciation and amortization	(953,565)	(826,176)
	$293,606	$442,586

Depreciation and amortization expense was approximately $161,494 and $182,197 for the years ended April 30, 2012 and 2011, respectively.

Other assets

Other assets consist of the following:

	April 30, 2012	April 30, 2011
Prepaid royalty fee	$50,000	$50,000
Other	15,666	15,086
Reimbursable patent expenses- Glucometrics	-	82,522
	$65,666	$147,608

Reimbursable patent expenses- Glucometrics, Inc.

In September 2008, the Company assigned all of its patent rights related to glucose monitoring technology to Glucometrics, Inc. (“Glucometrics”). Pursuant to the terms of the agreement, Glucometrics is required to reimburse the Company for all of the legal and filing costs associated with prosecuting and maintaining the licensed patents. On January 14, 2011, the Company notified the management of Glucometrics of its intent to terminate the license agreement for their failure to cure their material breach of the licensing contract.

Glucometrics is currently involved in a corporate restructuring in order to receive external funding for continued development of their glucose monitoring technology. Based on management’s review of Glucometrics restructuring plan, in January 2012 the Company determined the receivable to be uncollectible and wrote-off the remaining balance of $93,089 as an Other Expense.

Accrued liabilities

Accrued liabilities consist of the following:

	April 30, 2012	April 30, 2011
Section 409A tax liability	$532,350	$532,350
Deferred government grant revenue	244,013	-
Employee related	352,400	493,640
Convertible note interest payable	59,583
Preferred stock dividend payable	21,479	-
Other	64,012	74,583
Clinical trial related	-	150,000
	$1,273,837	$1,250,573

NOTE D—NOTES PAYABLE

The following table summarizes the Company’s outstanding notes payable as of April 30, 2012 and 2011:

	April 30, 2012	April 30, 2011

Current portion of notes payable	$55,763	$36,100
Current portion of convertible notes payable	7,195	7,195
Current portion of notes payable, net	$62,958	$43,295

Long-term portion of notes payable	$-	$6,881,600
Less: Unaccreted premium	-	(2,417,965)
	-	4,463,635

Long-term portion of convertible notes payable	$4,900,001	$-
Less: Unamortized discount	(3,538,891)	-
	1,361,110	-

Long-term portion of notes payable, net	$1,361,110	$4,463,635

Note Purchase Agreement

On October 12, 2010 the Company entered into a Note Purchase Agreement with JP SPC 1 Vatea, Segregated Portfolio (“Vatea Fund”), as amended on December 29, 2010, whereby it agreed to issue and sell to Vatea Fund an aggregate of $5,000,000 of senior unsecured promissory notes (the “Vatea Notes”) on or before April 30, 2011.  The Vatea Notes will mature on October 31, 2013, unless the holders of a majority of the Vatea Notes consent in writing to a later maturity date.  Interest does not accrue on the outstanding principal balance of the Vatea Notes (other than following the maturity date or earlier acceleration).  Instead, on the maturity date, the Company must pay the holders of the Vatea Notes a final payment premium aggregating $3,000,000, in addition to the principal balance then otherwise outstanding under the Vatea Notes.  The Vatea Notes provide that the Company has the option, at its sole discretion and without penalty, to prepay the outstanding balance under the Vatea Notes plus the amount of the final payment premium prior to the maturity date.  In addition, the holders of majority of the Vatea Notes may request that the Company prepay the Vatea Notes in an amount equal to the proceeds of any subsequent closings under the Securities Purchase Agreement with Vatea Fund, dated June 8, 2009, and subsequently amended.

As further discussed in Note H below, on November 14, 2011 the Company delivered 2,807,018 shares of its common stock to the holders of the SPA against payment to the Company of an aggregate of $8,000,000. Pursuant to the terms of the Note Purchase Agreement, the Company used the proceeds from the Final Closing to prepay the outstanding balance under the notes, including $2,367,574 of unaccreted final payment premium thereunder.

For the years ended April 30, 2012 and 2011, the Company recorded interest expense of $2,836,366 and $162,635, respectively, for the accretion of the final payment premium.

Convertible Note

On June 16, 2011, the Company entered into a Convertible Note and Warrant Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell to the Purchaser in a private placement a subordinated convertible promissory note (the “Note”) with a principal amount of $4.6 million and warrants (the “Warrants”) to purchase 2,039,911 shares of Common Stock.  On June 29, 2011, the Company increased the offering with an additional institutional investor by approximately $0.3 million and additional Warrants to purchase 133,038 shares of common stock; for a total offering size of approximately $4.9 million (the “Offering”) and Warrants to purchase an aggregate of 2,172,949 shares of Common Stock.

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

The Company recorded interest expense of $2,089,205 for the twelve months ended April 30, 2012. This amount includes amortization of the associated debt issue costs of $107,180 and accretion of the debt discount of $1,361,110 for the twelve months ended April 30, 2012.

NOTE E—SERIES A CONVERTIBLE PREFERRED STOCK

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
Amortization
On each one month anniversary of issuance of the Preferred Stock, the Company will redeem, subject to certain exceptions (i) with respect to shares issued in the first closing, one-sixth of the initial stated value of the Preferred Stock, and (ii) with respect to shares issued in the additional closings, 667 shares of Preferred Stock.

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

The Company will not affect any conversion of the Preferred Stock, nor shall a holder convert its shares of Preferred Stock, to the extent that such conversion would cause the holder to have acquired, through conversion of the Preferred Stock or otherwise, beneficial ownership of a number shares of Common Stock in excess of 4.99% of the Common Stock outstanding immediately preceding the conversion.

 While the Preferred Stock is outstanding, we may not incur any additional indebtedness, with the exception of ordinary course equipment leases, obligations to vendors and similar exceptions. The Company is also prohibited from issuing additional or other capital stock or from issuing variable rate securities, without the consent of holders of the Preferred Stock then outstanding.

The scheduled conversions and actual activity for the Preferred Stock as of April 30, 2012 is as follows:

Installement Date	Pre-delivery Date	Preferred Shares Redeemedable	Less: Preferred Shares Redeemed / Converted at 4/30/12	Balance of Preferred Stock at 4/30/12	Fair Value of Preferred Stock at 4/30/12

1/12/2012	12/12/2011	583	(583)	-	$-
2/13/2012	1/10/2012	583	(583)	-	-
3/12/2012	2/10/2012	583	(583)	-	-
4/12/2012	3/10/2012	583	(583)	-	-
5/12/2012	4/10/2012	583		583	622,565
6/12/2012	5/10/2012	583		583	622,565
7/12/2012	6/8/2012	2		2	2,136
Convertible preferred stock		3,500	(2,332)	1,168	$1,247,266

As of April 30, 2012, 2,332 shares of Preferred Stock were converted into 1,583,326 shares of Common Stock. The Company recorded interest expense of $530,943 related to these conversions. The interest expense was calculated as the difference between the fair value of the preferred shares converted and the fair value of the Common Stock on the date of the conversion.

As of April 30, 2012, the following is a summary of the non-cash interest related to the Preferred Stock:

Interest expense on conversion of preferred stock	Amount
Dividends paid in common stock	$81,890
Dividends paid in common stock with redemptions	-
Fair value of warrants issued with preferred shares	1,170,322
Interest expense on redemption of preferred stock	530,943
Fair value adjustment to preferred stock	678,661
Accrued dividends payable	21,479
Non-cash interest expense as of April 30, 2012	$2,483,295

On April 11, 2012, the Company elected to make the scheduled May 14, 2012 installment and dividend payment in shares of Common Stock and on that date issued 285,686 shares of Common Stock under the pre-delivery procedures described in the certificate of designation. On May 14, 2012, the Company issued an additional 76,466 shares of Common Stock based upon the comparison of the market price on April 11, 2012 and the market price on May 14, 2012. The Company expects to make subsequent scheduled payments in shares of Common Stock to the extent the Preferred Stock has not been voluntarily converted by the holders.

On April 11, 2012, the Company elected to make the scheduled May 14, 2012 installment payment in shares of Common Stock and on that date issued 276,518 shares of Common Stock. The Company expects to make subsequent scheduled payments in shares of Common Stock to the extent the Preferred Stock has not been voluntarily converted by the holders.

Additionally, between May 1, 2012 and July 20, 2012, the Company issued an additional 455,934 shares of common stock upon conversion of the outstanding 1,168 preferred shares.  The Company expects to report interest expense of $141,372 related to these conversions in the first quarter of 2013.

As further discussed in Note L below, on June 15, 2012, subsequent to year end, the Company issued an additional 2,500 shares of Preferred Stock under the Certificate of Designations described above. As of July 20, 2012, there were 1,833 shares of Preferred Stock outstanding.

NOTE F—INTANGIBLE ASSETS

The following table summarizes our intangible assets as of April 30, 2012:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$546,624	11.7	$-	$(233,989)	$312,635
License Rights	540,668	16.6	-	(89,429)	451,239
Trademarks	138,631	N/A	(29,534)	-	109,097

Total	$1,225,923		$(29,534)	$(323,418)	$872,971

The following table summarizes our intangible assets as of April 30, 2011:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$566,564	10.1	$(202,934)	$(214,840)	$148,790
License Rights	558,532	17.6	(68,602)	(63,395)	426,535
Trademarks	155,134	N/A	(30,508)	-	124,626

Total	$1,280,230		$(302,044)	$(278,235)	$699,951

For the years ended April 30, 2012 and 2011, the aggregate amortization expense on the above intangibles was approximately $45,183 and $128,829, respectively. The following table summarizes the aggregate amortization expense over the remaining life of the patents and license rights as of April 30, 2012:

Year ending April 30,	Amount

2013	$51,620
2014	50,590
2015	50,226
2016	49,650
2017	45,733
Therafter	516,055
$763,874

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

During the years ended April 30, 2012 and 2011, the Company recorded non-cash impairment charges of approximately $0 and $59,000, respectively, against the net carrying value of certain patent assets based on the Company’s development strategy for fiscal years 2012 and 2013. These asset impairment charges primarily related to the Company's wound device product candidates which were determined not to be a core component of the Company’s development strategy. The Company will continue to seek a partner to utilize this technology and develop a commercial product candidate under a license agreement, joint venture, or other arrangement whereby the costs and risks of development will be transferred to a third party. Additionally, during the fourth quarter of fiscal years 2012 and 2011, the Company performed a comprehensive review of its patent portfolio and identified multiple instances in which the technology covered in a patent application was adequately protected under an existing patent application. As of April 30, 2012 and 2011, the Company recorded impairment charges of approximately $0 and $212,000, respectively, for these withdrawn or abandoned patent applications.

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

The Company completed its annual impairment test of indefinite-lived intangible assets during the fourth quarter of fiscal years 2012 and 2011.  Due to changes in the Company’s product development strategy and revised expectations regarding future net sales generated from the use of certain trademarks, the Company determined that their carrying values exceeded the estimated fair value by approximately $0 and $18,000, respectively, predominantly in the wound device product category. Additionally, during the fourth quarter of fiscal years 2012 and 2011, the Company wrote-off approximately $29,000 and $13,000, respectively, of capitalized costs for trademark applications that were withdrawn or abandoned during the year.

NOTE G—SEGMENT REPORTING

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

Net revenues and segment profit, classified by the Company's reportable segments are as follows:

	Year ending April 30,
	2012	2011
Product revenue
United States	$74,519	$101,582
Latin America	26,000	-
Europe	-	220,767
Total product revenue	$100,519	$322,349

	Year ending April 30,
	2012	2011
Segment loss (income)
United States	$355,241	$831,529
Latin America	(10,585)	-
Europe	-	(17,406)
Unallocated revenues
Government grant revenue	(314,515)	-
Unallocated expenses
General and administrative	5,697,884	6,764,797
Research and development	2,462,638	2,681,713
Loss on impairment of long-lived assets	29,534	302,044
Net interest and other expense (income)	7,492,213	(114,381)
Net loss	$15,712,410	$10,448,296

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation may be included with various other costs in an overhead allocation to each segment and it is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

NOTE H—STOCKHOLDERS’ EQUITY

Common Stock

Our Certificate of Incorporation authorizes us to issue 400,000,000 shares of $0.0001 par value common stock. As of April 30, 2012 and 2011, there were 29,417,718 and 23,393,307shares of common stock issued and outstanding.

Securities Purchase Agreement

On November 11, 2011, the Company and JP SPC 1 Vatea, Segregated Portfolio (“Vatea Fund”) entered into Amendment No. 3 to the Securities Purchase Agreement (the “SPA”) dated June 8, 2009. Under the third amendment, the parties deemed all milestones under the SPA achieved in exchange for a reduction in the purchase price for shares of the Company's common stock under the SPA to $2.85 per share.

On November 14, 2011, following entry into Amendment No. 3 to the SPA, the final closing (the "Final Closing") under the SPA occurred pursuant to which the Company delivered 2,807,018 shares of its common stock to the holders of the SPA against payment to the Company of an aggregate of $8,000,000. In connection with the Final Closing, the Company paid fees to Melixia SA for services provided as facilitating agent, which consisted of 561,404 shares of the Company’s common stock. All issuances were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. As further discussed in Note D above, pursuant to the terms of the Note Purchase Agreement with Vatea Fund, the Company used the proceeds from the Final Closing to prepay the outstanding balance under the notes, including $2,367,574 of unaccreted final payment premium thereunder. Following the Final Closing, no securities remain available for purchase under the SPA and no outstanding balance remains under the Note Purchase Agreement.

Registered Direct Offering

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

The aggregate net proceeds to the Company, after deducting placement agent fees and other estimated offering expenses payable by the Company, were approximately $4.4 million. The Placement Agent received a placement fee equal to 6.5% of the gross proceedings of the Offering. The Company also reimbursed the Placement Agent $75,000 for expenses incurred in connection with the Offering. The Placement Agency Agreement contained customary representations, warranties, and covenants by the Company. It also provided for customary indemnification by the Company and the Placement Agent for losses or damages arising out of or in connection with the sale of the securities offered

Warrants

As further described in Note E above, on December 12, 2011, the Company issued warrants to purchase 788,290 shares of common stock as part of the Series A Convertible Preferred Stock Offering. The warrants were issued at an initial exercise price of $2.22. The Warrants were issued with a six-year term and are exercisable beginning December 12, 2012.

As further described in Note D above, on June 29 and July 1, 2011, the Company issued warrants to purchase 133,038 and 2,039,911shares of restricted common stock respectively, as part of the convertible note offering. The warrants were issued in three equal tranches with a weighted average exercise price of $2.50. The warrants were issued with a five-year term and were exercisable upon issuance.

During the year ended April 30, 2012, the Company received $733,629 and issued 461,077 shares of Common Stock in connection with the exercise of outstanding warrants.

The following table summarizes the Company’s warrant activity for the years ended April 30, 2012 and 2011:

	Warrants		Weighted Average Exercise Price
Outstanding at April 30, 2010	3,322,154		$3.89
Granted	732,758		5.32
Exercised	-		-
Cancelled	-		-
Forfeited	(618,119)		4.62
Other	144,554		2.90
Outstanding at April 30, 2011	3,581,347		$3.90
Granted	2,961,239		2.45
Exercised	(453,744)		1.62
Forfeited	(1,656,396)		3.68
Other	807,518	(1)	1.31
Outstanding at April 30, 2012	5,239,964		$2.08	(1)

(1)
The Company has warrants outstanding that contain anti-dilution clauses requiring a repricing in the event of subsequent equity sales. Subsequent to the closing of the Series A Preferred Stock Offering, the repricing of these warrants resulted in an increase of 807,518 potentially issuable shares and a $0.84 reduction in the weighted average exercise price of the Company’s outstanding warrants.

The Company received $733,629 and issued 453,744 shares of Common Stock from the exercise of warrants.

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “Plan”). Under the Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of Common Stock upon exercise of stock options. On September 30, 2011, the Company’s stockholders approved amendment to the Plan which increased the amount of shares authorized for issuance under the Plan to 6,000,000, up from 800,000 previously authorized. As of April 30, 2012 the Company had 5,531,630 shares of Common Stock available for grant under the Plan.

The following table summarizes the shares available for grant under the Plan for the years ended April 30, 2012 and 2011:

Shares Available for Grant
Balances, at April 30, 2010	182,424
Options granted	(60,345)
Options cancelled/forfeited	129,253
Restricted stock granted	(7,500)
Restricted stock cancelled/forfeited	-

Balances, at April 30, 2011	243,832
Additional shares reserved	5,200,000
Options granted	(107,309)
Options cancelled/forfeited	263,224
Restricted stock granted	(209,461)
Restricted stock cancelled/forfeited	141,344
Balances, at April 30, 2012	5,531,630

Plan Stock Options

Stock options granted under the Plan may be either incentive stock options (“ISOs”), or nonqualified stock options (“NSOs”). ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the Plan may be granted with a term of up to ten years and at prices no less than fair market value for ISOs and no less than 85% of the fair market value for NSOs. Stock options granted generally vest over one to three years.

The following table summarizes the outstanding stock options under the Plan for the years ended April 30, 2012 and 2011:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances, at April 30, 2010	585,172
Options granted	60,345	$2.49
Options exercised	(1,193)	$1.69	$1,436	(1)
Options cancelled	(129,253)	$4.22

Balances, at April 30, 2011	515,071	$4.54
Options granted	107,309	$1.94
Options exercised	(7,333)	$1.96	$3,227	(1)
Options cancelled	(263,224)	$4.19

Balances, at April 30, 2012	351,823	$4.06	$3,673	(2)

(1)	Amounts represent the difference between the exercise price and fair value of Oxygen Biotherapeutics’ stock at the time of exercise.
(2)
Amount represents the difference between the exercise price and $1.78, the closing price of Oxygen Biotherapeutics’ stock on April 30, 2012, as reported on The NASDAQ Capital Market, for all in-the-money options outstanding.

The Company issued 7,333 and 1,193 shares of Common Stock from the cashless exercise of 40,000 and 3,000 stock options for the years ended April 30, 2012 and 2011, respectively.

The following table summarizes all options outstanding as of April 30, 2012:

	Options Outstanding at April 30, 2012		Options Exercisable and Vested at April 30, 2012
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price
$1.35 to $2.15	99,647	8.9	41,742	$1.91
$2.25 to $4.78	99,672	5.0	90,948	$3.24
$5.00 to $6.00	100,504	1.9	99,447	$5.58
$6.15 to $10.80	52,000	1.9	51,778	$6.99

	351,823	4.8	283,915	$4.55

The following table summarizes options outstanding that have vested and are expected to vest based on options outstanding as of April 30, 2012:

	Number of Option Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life (Years)
Vested	283,915	$4.55	$2,723	3.6
Vested and expected to vest	324,799	$4.23	$2,723	4.3

(1)
Amount represents the difference between the exercise price and $1.78, the closing price of Oxygen Biotherapeutics’ stock on April 30, 2012, as reported on The NASDAQ Capital Market, for all in-the-money options outstanding.

We chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

We used the following assumptions to estimate the fair value of options granted under our stock option plans for the years ended April 30, 2012 and 2011:

	For the year ended April 30
	2012	2011

Risk-free interest rate (weighted average)	1.79%	2.08%
Expected volatility (weighted average)	78.88%	83.89%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of our stock options.
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
Forfeitures
As stock-based compensation expense recognized in the statement of operations for the years ended 2012 and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

The weighted-average grant-date fair value of options granted during the years ended April 30, 2012 and 2011 was $1.94 and $2.49, respectively.

As of April 30, 2012, there were unrecognized compensation costs of approximately $71,000 related to unvested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.97 years.

 Restricted Stock Grants

The following table summarizes the restricted stock grants under the Plan for the year ended April 30, 2012:

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at April 30, 2011	-
Restricted stock granted	209,461	$2.07
Restricted stock vested	(32,022)	$2.08
Restricted stock cancelled	(17,301)	$2.00
Restricted stock forfeited	(124,043)	$2.04
Balances, at April 30, 2012	36,095	$2.19

For the year ended April 30, 2012, the Company recorded $167,664 as compensation expense for these restricted stock grants. As of April 30, 2012, there were unrecognized compensation costs of approximately $28,169 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period.

Other Stock Options

In the past, the Company issued options outside the 1999 Amended Stock Plan. These options were granted to outside consultants and directors and had exercise prices ranging between $3.68 and $4.50 with 3 to 10 year terms. During the year ended April 30, 2011, a holder of 3,333 non-qualified options exercised the option using the cashless exercise provision in the option contract. The Company issued 825 shares of common stock and cancelled the remaining 2,508 option shares.  In the third quarter of fiscal 2012, the remaining 266,667 non-qualified options were cancelled. As of April 30, 2012, there were no non-qualified options outstanding.

The Company issued 0 and 825 shares of Common Stock from the cashless exercise of 3,333 stock options for the years ended April 30, 2012 and 2011, respectively.

Other Issuances of Common Stock

During the years ended April 30, 2012 and 2011, the Company issued 0 and 20,868, respectively, shares of unregistered common stock as compensation to its officers. These shares had a fair value at the grant date of $0 and $59,409, respectively.

All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

NOTE I—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its laboratory space under an operating lease that includes fixed annual increases and expires in July 2015. The Company leases its office space under an operating lease that includes fixed annual increases and expires in February 2016. Total rent expense was $286,536 and $343,129 for the year ended April 30, 2012 and 2011, respectively.

The future minimum payments for the long-term, non-cancelable lease are as follows:

Year ending April 30,
2013	$276,909
2014	280,074
2015	283,299
2016	137,949
$978,231

The Company sublets a portion of its lab facility in California to an unrelated third party.  For the years ended April 30, 2012 and 2011, the Company recorded $21,320 and $54,953, respectively, as other income for the rents received under the sublease agreement.

Agreement with Virginia Commonwealth University

In May 2008 the Company entered into a license agreement with Virginia Commonwealth University (“Licensor”, “VCU”) whereby it obtained a worldwide, exclusive license to valid claims under three of the Licensor's patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications unless the Company elects to terminate the agreement prior to patent expiration.  Under the agreement the Company has an obligation to diligently pursue product development and pursue, at its own expense, prosecution of the patent applications covered by the agreement. As part of the agreement, the Company is required to pay to VCU nonrefundable payments upon achieving development and regulatory milestones. As of April 30, 2012, the Company has not met any of the developmental milestones.

The agreement with VCU also requires the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. This fee is recorded as an other current asset and is amortized over the fiscal year.  Amortization expense was $70,000 for the year ended April 30, 2012 and 2011.

Exfluor Manufacturing Agreement

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

As part of the Company’s overall drug development plan to attain cGMP compliant product suitable for advanced clinical trials, and subsequent commercial distribution should regulatory market approval be achieved, the Supply Agreement with Exfluor was terminated on April 13, 2012 and a new Supply Agreement was entered into with Fluoromed LLC, a sister-company of Exfluor with the capabilities to manufacture FtBu at the higher quality level needed at this stage of development.

The Supply Agreement with Fluoromed was effective February 23, 2012 and contains terms similar to those of the Exfluor agreement, with the exception of mandatory quarterly payments.  The agreement has a three year term, maintains FtBu supply exclusively to the Company and contains provisions requiring Fluoromed to secure a non-exclusive, worldwide licensing right to the technology owned by Exfluor for the manufacture of FtBu, which license is to remain in effect for the duration of the Supply Agreement and is to include a provision allowing the technology to be held in an Escrow account, along with Fluoromed’s technology and processes, to be released to the Company only upon the occurrence of a triggering event, which includes dissolution, acquisition by another company who is not a successor, bankruptcy or creditors take action to secure rights against the manufacturing technology to satisfy a financial obligation. One of the terms of Exfluor’s termination agreement included a provision requiring them to issue such a license to Fluoromed.

Litigation

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements.

On August 30, 2011, Tenor Opportunity Master Fund Ltd., Aria Opportunity Fund, Ltd., and Parsoon Opportunity Fund, Ltd (collectively, “Tenor”) filed a lawsuit in the United States District Court for the Southern District of New York alleging that a right of first offer held by Tenor was breached in connection with the Company’s June 2011 financing. The complaint seeks compensatory damages, attorneys’ fees and costs.  Discovery has been completed and motions for summary judgment from both sides were filed, Plaintiffs filed on the matter of breach the Company filed on the matter of damages.  On July 11, 2012 the court entered an order on both summary judgment motions.  The court found in favor of Plaintiff’s motion, holding that the Company did breach the agreement.  The court did not find in favor of the Company’s motion regarding damages.  The matter will now move to trial for a jury to determine what, if any, damages Plaintiff’s suffered from the Company’s breach of the agreement.

Registration Requirement

During the fiscal year ended April 30, 2008, the Company issued warrants as part of a convertible note offering.  These warrants were issued with a requirement that the Company file a registration statement with the SEC to register the underlying shares, and that it be declared effective on or before January 9, 2009. In the event that the Company does not have an effective registration statement as of that date, or if at some future date the registration ceases to be effective, then the Company is obligated to pay liquidated damages to each holder in the amount of 1% of the aggregate market value of the stock, as measured on January 9, 2009 or at the date the registration statement ceases to be effective. As an additional remedy for non-registration of the shares, the holders would also receive the option of a cashless exercise of their warrant or conversion shares. As of April 30, 2012, approximately 126,000 of these warrants are subject to the registration requirement.

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

Contingent Liabilities Related to Internal Revenue Code Section 409A

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

In February 2011, after management conducted a preliminary, limited scope review of certain of the Company’s stock option granting practices, the Audit Committee commenced a voluntary, independent investigation of the Company’s historical stock option granting practices and related accounting during the period from February 1998 through April 2009. The Company’s outside legal counsel assisted the Audit Committee in this investigation. As of April 30, 2012, none of the Company’s current officers or directors has exercised any of the potentially non-compliant options. The primary adverse tax consequence of Section 409A non-compliance is that the holders of non-compliant options are taxed on the value of such options as they vest, and annually thereafter until they are exercised. In addition to ordinary income taxes, holders of non-compliant options are subject to a 20% penalty tax under Section 409A (and, as applicable, similar excise taxes under state laws). Because virtually all holders of stock options granted by the Company were not involved in or aware that the pricing and/or modification of their options raised these issues, the Company intends to take actions to address certain of the adverse tax consequences that may apply to these holders. In addition, on March 17, 2011 the Company entered into indemnification agreements with its executive officers that indemnify those officers from potential Section 409A tax liabilities arising from their prior option awards.

As of April 30, 2012, the Company has accrued approximately $550,000, which represents the Company’s best estimate of the potential liability, in other current liabilities for the contingent liability.

NOTE J—401(k) BENEFIT PLAN

The Company sponsors a 401(k) Retirement Savings Plan (the Plan) for all eligible employees. Full-time employees over the age of 18 are eligible to participate in the Plan after 90 days of continuous employment. Participants may elect to defer earnings into the Plan up to the annual IRS limits and the Company provides a matching contribution up to 5% of the participants’ annual salary in accordance with the Plan documents. The Plan is managed by a third-party trustee. For the periods ended April 30, 2012 and 2011, the Company recorded $52,217 and $71,517 respectively, for matching contributions expense.

NOTE K—INCOME TAXES

The Company has not recorded any income tax expense for the periods ended April 30, 2012 and 2011 due to its history of operating losses.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% to net income tax expenses (benefit) for the years ended April 30, 2012 and 2011 is as follows:

	April 30,
	2012	2011
U.S. federal taxes (benefit) at statutory rate	$(5,342,219)	$(3,552,421)
Interest expense	1,458,660	-
Stock compensation expense	22,227	43,255
Others	(95,003)	270,400
Change in valuation allowance	3,956,335	3,238,766
	-	-

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax assets are as follows:

	April 30,
Deferred tax assets	2012	2011
Net operating loss carryforwards	$24,172,571	$21,101,227
Interest	1,511,360	-
Accruals and others	244,207	298,026
Depreciation and amortization	(32,473)	(15,773)
Total deferred tax assets	25,895,665	21,383,480
Less: Valuation allowance	(25,895,665)	(21,383,480)
Net deferred tax assets	$-	$-

At April 30, 2012 and 2011 the Company had net operating loss carry forwards of approximately $71.0 million and $62.1 million available to reduce future taxable income, if any, for Federal and California state income tax purposes, respectively. The net operating loss carry forwards expire between 2013 and 2028, and valuation allowances have been provided.

Utilization of the net operating loss carry forward may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of the net operating loss before utilization.

The Company adopted ASC 740-10 on May 1, 2007. As of April 30, 2012, it had no unrecognized tax benefits and does not expect any material change during the next year. As of April 30, 2012, the Company has not recorded any interest or penalties under this pronouncement.

Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain income tax positions at April 30, 2012.

The Company files U.S. and state income tax returns with varying statutes of limitations. The tax years 1998 forward remain open to examination due to the carryover of unused net operating losses or tax credits.

NOTE L—SUBSEQUENT EVENTS

Series A Convertible Preferred Stock

On June 15, 2012 the Company sold 2,500 units for net proceeds of approximately $2.3 million. Each unit sold consisted of (i) one share of the Company’s Preferred Stock and (ii) a warrant representing the right to purchase 225.2 shares of Common Stock (the “SPA Warrants”), at a price of $1,000 per unit, less issuance costs. The shares of Preferred Stock were immediately convertible and the SPA Warrants are exercisable beginning on the one-year anniversary of the closing date.

On June 15, 2012, the Company elected to make the scheduled July 16, 2012 installment payment in shares of Common Stock and on that date issued 424,860 shares of Common Stock under the pre-delivery procedures described in the certificate of designation. On July 16, 2012, the Company issued an additional 76,934 shares of Common Stock based upon the comparison of the market price on June 15, 2012 and the market price on July 16, 2012. The Company expects to report interest expense related to these conversions of approximately $110,000 in the first quarter of 2013. The interest expense is calculated as the difference between the fair value of the preferred shares and the fair value of the Common Stock on the date of the conversion.

Additionally, on July 13, 2012, the Company elected to make the scheduled August 15, 2012 installment payment in shares of Common Stock and on that date issued 481,496 shares of Common Stock. The Company expects to make subsequent scheduled payments in shares of Common Stock to the extent the Preferred Stock has not been voluntarily converted by the holders.

The scheduled conversions and actual activity for the Preferred Stock as of July 20, 2012 is shown in the table below:

Installement Date	Pre-delivery Date	Preferred Shares Redeemedable	Less: Preferred Shares Redeemed / Converted	Balance of Preferred Stock

7/16/2012	6/15/2012	667	(667)	-
8/15/2012	7/13/2012	667	-	667
9/17/2012	8/14/2012	667	-	667
10/15/2012	9/12/2012	500	-	500
		2,500	(667)	1,833

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

Management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K.  Based on such evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

From time to time, we may review and make changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal control over financial reporting and which do not have a material effect on our overall internal control over financial reporting.  During the three months ended April 30, 2012, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Internal control over financial reporting includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2012.  In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 30, 2012.

ITEM 9B—OTHER INFORMATION

There is no information to report under this item for the quarter ended April 30, 2012.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1) The financial statements and information listed below are included in this report in Part II, Item 8.

-	Reports of Independent Registered Public Accounting Firm.
-	Balance Sheets as of April 30, 2012 and 2011.
-	Statements of Operations for each of the two years ended April 30, 2012 and April 30, 2011 and for the period May 26, 1967 (Date of Inception) to April 30, 2012.
-	Statements of Stockholders’ Equity (Deficit) for each of the two years ended April 30, 2012 and April 30, 2011 and for the period May 26, 1967 (Date of Inception) to April 30, 2012.
-	Statements of Cash Flows for each of the two years ended April 30, 2012 and April 30, 2011 and for the period May 26, 1967 (Date of Inception) to April 30, 2012.
-	Notes to the Financial Statements.

(A)(2) No schedules have been included because they are not applicable or the required information is shown in our financial statements or our notes thereto.

(A)(3) The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately following the signature pages to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXYGEN BIOTHERAPEUTICS, INC.

Date: July 24, 2012	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
Chief Financial Officer and Interim Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Michael B. Jebsen, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael B. Jebsen	Chief Financial Officer	July 24, 2012
Michael B. Jebsen	Interim Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald R. Blanck	Director	July 24, 2012
Ronald R. Blanck, DO

/s/ Gregory Pepin	Director	July 24, 2012
Gregory Pepin

/s/ William A. Chatfield	Director	July 24, 2012
William A. Chatfield

/s/ Chris A. Rallis	Director	July 24, 2012
Chris A. Rallis

/s/ Anthony DiTonno	Director	July 24, 2012
Anthony DiTonno

EXHIBIT INDEX

Exhibit No.	Exhibits Required by Item 601 of Regulation S-K

2.1	Agreement and Plan of Merger dated April 28, 2008 (1)

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment of the Certificate of Incorporation (14)

3.3	Certificate of Designations*

3.4	Amended and Restated Bylaws (22)

4.1	Specimen Stock Certificate (19)

10.1	Agreement with Leland C. Clark, Jr., Ph.D. dated November 20, 1992 with amendments, Assignment of Intellectual Property/ Employment (2)

10.2	Agreement between the Registrant and Keith R. Watson, Ph.D. Assignment of Invention (2)

10.3	Children’s Hospital Research Foundation License Agreement dated February 28, 2001 (2)

10.4	Exclusive License Agreement with Virginia Commonwealth University dated May 22, 2008 (9)

10.5	Amendment no. 1 to the Exclusive License Agreement with Virginia Commonwealth University Intellectual Property Foundation (10)

10.6	Amendment no. 2 to the Exclusive License Agreement with Virginia Commonwealth University Intellectual Property Foundation (10)

10.7	Agreement with Hospira to manufacture Oxycyte (8)

10.8	Termination Agreement between the Company and Hospira, dated August 30, 2011 (23)

10.9	Exclusive Supply Agreement with Exfluor dated November 12, 2009 (10)

10.10	Master Agreement with Dermacyte Switzerland (18)

10.11	Amendment no. 1 to Master Agreement with Dermacyte Switzerland (18)

10.12	Form of Option issued to Executive Officers and Directors (2)

10.13	Form of Option issued to Employees (2)

10.14	Restricted Stock Award Agreement (22)

10.15	Form of Warrant issued to Unsecured Note Holders 2006-2007 (3)

10.16	Form of Convertible Note – 2008 (4)

10.17	Form of Warrant issued to Convertible Note Holders (4)

10.18	Form of Purchase Agreement – US Purchase (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.19	Form of Purchase Agreement – Non-US Purchase (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.20	Form of Purchase Agreement – US Note Exchange (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.21	Form of Purchase Agreement – Non-US Note Exchange (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.22	Form of Warrant issued to Financing Consultants (5)

10.23	1999 Amended Stock Plan (amended 2008) (5)

10.24	Employment Agreement with Chris J. Stern dated February 1, 2009 (12)

10.25	Amended and Restated Employment Agreement with Chris J. Stern dated May 13, 2011 (20)

10.26	Business Consultant Agreement with Institute for Efficient Management, Inc., as amended March 26, 2008 (5)

10.27	Engagement and Consulting Agreement with Bruce Spiess (5)

10.28	Engagement and Consulting Agreement with Gerald L. Klein (5)

10.29	Employment Agreement with Gerald L. Klein dated May 13, 2011 (20)

10.30	Business Consultant Agreement with Edward Sitnik (8)

10.31	Business Consultant Agreement with J. Melville Engle (8)

10.32	Employment Agreement with Richard Kiral, restated February 1, 2009 (8)

10.33	Resignation of Employment and Consulting Agreement with Richard Kiral (20)

10.34	Employment Agreement with Michael B. Jebsen dated December 1, 2010 (16)

10.35	Amended and Restated Employment Agreement with Michael B. Jebsen dated May 19, 2011 (20)

10.36	Form of Indemnification Agreement (20)

10.37	Description of Non-Employee Director Compensation (25)

10.38	Securities Purchase Agreement (including exhibits) between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio dated June 8, 2009 (6)

10.39	Amendment no. 1 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (11)

10.40	Amendment no. 2 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (12)

10.41	Amendment no. 3 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (23)

10.42	Form of Exchange Agreement dated July 20, 2009 (7)

10.43	Waiver—Convertible Note (10)

10.44	Amendment—Common Stock Purchase Warrant (10)

10.45	Form of Warrant for May 2010 offering (13)

10.46	Form of Subscription Agreement for May 2010 offering (13)

10.47	Warrant issued to Blaise Group International, Inc. (14)

10.48	Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (15)

10.49	Form of Promissory Note under Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (15)

10.50	First Amendment to Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (17)

10.51	Lease Agreement for North Carolina corporate office (18)

10.52	Standard Industrial Lease relating to OBI’s California facility (12)

10.53	Task Order between the Company and NextPharma, dated November 15, 2011 (23)

10.54	Form of Convertible Note for July 2011 offering (included in exhibit 10.56)

10.55	Form of Warrant for July 2011 offering (included in exhibit 10.56)

10.56	Form of Convertible Note and Warrant Purchase Agreement for July 2011 offering (21)

10.57	Placement Agency Agreement, dated December 8, 2011, between Oxygen Biotherapeutics, Inc. and William Blair & Company, L.L.C., as placement agent (24)

10.58	Form of Warrant for December 2011 offering (24)

10.59	Form of Securities Purchase Agreement for December 2011 offering (24)

10.60	Form of Amendment Agreement for December 2011 offering (26)

10.61	Form of Lock-up Agreement for December 2011 offering (24)

10.62	Fluoromed Supply Agreement*

23.1	Consent of Independent Registered Accounting Firm*

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

101**

(1)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 30, 2008, and are incorporated herein by this reference.
(2)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 13, 2004, and are incorporated herein by this reference.
(3)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on September 6, 2006, and are incorporated herein by this reference.
(4)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 21, 2008, and are incorporated herein by this reference.
(5)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 13, 2008, and are incorporated herein by this reference.
(6)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 8, 2009, and is incorporated herein by this reference.
(7)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on July 21, 2009, and is incorporated herein by this reference.
(8)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 12, 2009, and are incorporated herein by this reference.
(9)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on September 22, 2008, and is incorporated herein by this reference.
(10)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 19, 2010, and are incorporated herein by this reference.
(11)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on September 2, 2009, and is incorporated herein by this reference.
(12)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on April 28, 2010, and are incorporated herein by this reference.
(13)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on May 4, 2010, and are incorporated herein by this reference.
(14)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on November 13, 2009, and are incorporated herein by reference.
(15)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on October 13, 2010, and are incorporated herein by this reference.
(16)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on December 9, 2010, and are incorporated herein by this reference.
(17)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on December 30, 2010, and is incorporated herein by this reference.
(18)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 21, 2011, and are incorporated herein by this reference.
(19)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on July 23, 2010, and are incorporated herein by this reference.
(20)	This document was filed as an exhibit to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on July 15, 2011, and is incorporated herein by this reference.
(21)	This document was filed as an exhibit to the current report on Form 8-K/A filed by Oxygen Biotherapeutics with the SEC on July 1, 2011, and is incorporated herein by this reference.
(22)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on December 15, 2011, and is incorporated herein by this reference.
(23)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on November 16, 2011, and are incorporated herein by this reference.
(24)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on December 9, 2011, and are incorporated herein by this reference.
(25)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 15, 2012, and is incorporated herein by this reference.
(26)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 15, 2012, and is incorporated herein by this reference.
*	Filed herewith.
**
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