Form 10-Q
period 2012-07-31
OXYGEN BIOTHERAPEUTICS, INC.
filed 2012-09-19
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No   ☑

As of September 18, 2012, the registrant had outstanding 32,328,501 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
BALANCE SHEETS

	July 31, 2012	April 30, 2012
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$2,691,130	$1,879,872
Accounts receivable	23,632	13,385
Government grant receivable	208,873	35,650
Inventory	114,137	83,370
Prepaid expenses	399,374	455,946
Other current assets	217,088	162,809
Total current assets	3,654,234	2,631,032
Property and equipment, net	282,297	293,606
Debt issuance costs, net	246,505	278,659
Intangible assets, net	881,317	872,971
Other assets	65,666	65,666
Total assets	$5,130,019	$4,141,934

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$835,100	$542,809
Accrued liabilities	1,105,885	1,273,837
Convertible preferred stock	2,036,667	1,247,266
Current portion of notes payable, net	21,223	62,958
Total current liabilities	3,998,875	3,126,870
Long-term portion of notes payable, net	1,769,443	1,361,110
Total liabilities	5,768,318	4,487,980

Commitments and contingencies; see Note 7.
Stockholders' deficit
Preferred stock, undesignated, authorized 9,992,500 shares; see Note 5.	-	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 31,066,462 and 29,417,718, respectively	3,107	2,942
Additional paid-in capital	110,573,420	107,279,296
Deficit accumulated during the development stage	(111,214,826)	(107,628,284)
Total stockholders’ deficit	(638,299)	(346,046)
Total liabilities and stockholders' deficit	$5,130,019	$4,141,934

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
STATEMENTS OF OPERATIONS

	Period from May 26, 1967 (Inception) to	Three months ended July 31,
	July 31, 2012	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)
Product revenue	$481,712	$11,458	$59,477
Cost of sales	315,379	5,911	34,604
Net product revenue	166,333	5,547	24,873
Government grant revenue	581,064	266,549	-
Total net revenue	747,397	272,096	24,873

Operating expenses
Selling, general, and administrative	48,171,857	1,262,790	1,800,989
Research and development	22,712,584	637,272	651,961
Restructuring expense	47,476	47,476	-
Loss on impairment of long-lived assets	363,691	-	-
Total operating expenses	71,295,608	1,947,538	2,452,950

Net operating loss	70,548,211	1,675,442	2,428,077

Interest expense	41,649,466	1,925,903	435,798
Loss on extinguishment of debt	250,097	-	-
Other expense (income)	(1,232,948)	(14,803)	5,433
Net loss	$111,214,826	$3,586,542	$2,869,308

Net loss per share, basic		$(0.12)	$(0.12)
Weighted average number of common shares outstanding, basic		30,187,202	23,395,565
Net loss per share, diluted		$(0.22)	$(0.33)
Weighted average number of common shares outstanding, diluted		32,362,093	24,143,997

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
STATEMENTS OF CASH FLOWS

	Period from May 26, 1967 (Inception) to	Three months ended July 31,

	July 31, 2012	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(111,214,826)	$(3,586,542)	$(2,869,308)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,107,899	37,091	91,072
Amortization of deferred compensation	336,750	-	-
Interest on debt instruments	41,241,346	1,925,352	435,798
Loss on debt settlement and extinguishment	163,097	-	-
Loss on impairment, disposal and write down of long-lived assets	791,173	-	-
Issuance and vesting of compensatory stock options and warrants	8,308,903	18,242	50,589
Issuance of common stock below market value	695,248	-	-
Issuance of common stock as compensation	757,931	75,405	25,236
Issuance of common stock for services rendered	1,265,279	-	-
Issuance of note payable for services rendered	120,000	-	-
Contributions of capital through services rendered by stockholders	216,851	-	-
Changes in operating assets and liabilities	-
Accounts receivable, prepaid expenses and other assets	(961,571)	(168,034)	141,316
Inventory	195,585	(35,161)	22,398
Accounts payable and accrued liabilities	2,062,905	120,769	49,094
Net cash used in operating activities	(53,913,430)	(1,612,878)	(2,053,805)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,774,462)	(12,719)	-
Proceeds from the sale of property and equipment	4,243	-	-
Capitalization of patent costs and license rights	(1,783,485)	(21,409)	(86,684)
Net cash used in investing activities	(3,553,704)	(34,128)	(86,684)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	44,478,293	-	-
Repurchase of outstanding warrants	(2,836,520)	-	-
Proceeds from stockholder notes payable	977,692	-	-
Proceeds from issuance of notes payable, net of issuance costs	7,518,521	-	700,000
Proceeds from convertible notes, net of issuance costs	13,321,447	-	4,514,162
Proceeds for issuance of convertible preferred stock	6,000,000	2,500,000
Payments on notes - short-term	(1,301,169)	(41,736)	(27,470)
Payments on notes - long-term	(8,000,000)	-	-
Net cash provided by financing activities	60,158,264	2,458,264	5,186,692

Net change in cash and cash equivalents	2,691,130	811,258	3,046,203
Cash and cash equivalents, beginning of period	-	1,879,872	951,944
Cash and cash equivalents, end of period	$2,691,130	$2,691,130	$3,998,147

Cash paid for:
Interest	$265,854	$551	$474
Income taxes	$27,528	$-	$-

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
STATEMENT OF CASH FLOWS, Continued

Non-cash financing activities during the three months ended July 31, 2012:

(1)
The Company issued 82,447 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $2.255 for the payment of $185,917 interest payable on convertible notes with a gross carrying value of $4,900,000.

(2)	The Company issued 1,234,246 shares of its common stock to redeem 1,835 shares of convertible preferred stock with a fair value of $2,180,218.

Non-cash financing activities during the three months ended July 31, 2011:

(1)	None.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit during the development stage of $111 million as of July 31, 2012, and stockholders’ deficit of $638,299 and $346,046 as of July 31, 2012 and April 30, 2012, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available on commercially acceptable terms, or at all.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying July 31, 2012 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Net Loss per Share

Basic loss per share, which excludes antidilutive securities, is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding for that particular period. In contrast, diluted loss per share considers the potential dilution that could occur from other equity instruments that would increase the total number of outstanding shares of common stock. Such amounts include shares potentially issuable under outstanding options, warrants, preferred stock and convertible notes. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows.

	Quarter ended July 31,
	2012	2011
Historical net loss per share:
Numerator
Net loss, as reported	$(3,586,542)	$(2,869,308)
Less: Effect of amortization of interest expense on convertible notes	(3,377,063)	(5,070,980)
Net loss attributed to common stockholders (diluted)	(6,963,605)	(7,940,288)
Denominator
Weighted-average common shares outstanding	30,187,202	23,395,565
Effect of dilutive securities	2,174,891	748,432
Denominator for diluted net loss per share	32,362,093	24,143,997

Basic net loss per share	$(0.12)	$(0.12)
Diluted net loss per share	$(0.22)	$(0.33)

The following outstanding options, warrants, preferred stock and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Quarter ended July 31,
	2012	2011

Warrants to purchase common stock	5,758,860	5,931,378
Convertible preferred shares outstanding	1,425,239	-
Options to purchase common stock	374,492	821,182
Convertible note shares outstanding	1,942	-

Fair Value

The Company records its financial assets and liabilities in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 Fair Value Measurements.  The Company's balance sheet includes the following financial instruments: cash and cash equivalents, short-term notes payable, convertible preferred stock and convertible notes. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments. The Company did not elect the fair value option and records the carrying value of its convertible notes at amortized cost in accordance with ASC 470-20.

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

The Company applies valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach, and include enhanced disclosures of fair value measurements in our financial statements.

The following tables show information regarding assets and liabilities measured at fair value on a recurring basis as of July 31, 2012 and April 30, 2012:

		Fair Value Measurements at Reporting Date Using
	Balance as of July 31, 2012	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$2,691,130	$2,691,130	$-	$-
Current Liabilities
Series A convertible preferred stock	$2,036,667	$-	$-	$2,036,667

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2012	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$1,879,872	$1,879,872	$-	$-
Current Liabilities
Series A convertible preferred stock	$1,247,266	$-	$-	$1,247,266

There were no significant transfers between levels in the three months ended July 31, 2012.

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended July 31, 2012:

Series A Convertible Preferred Stock
Balance as of April 30, 2012	$1,247,266
Issued on June 15, 2012	2,500,000
Conversions to Common Stock	(1,914,272)
Redemptions	-
Adjustments to fair value as of July 31, 2012	203,673
Transfers in and/or out of Level 3	-
Balance as of April 30, 2012	$2,036,667

The Preferred Stock is recorded at fair value with changes in fair value recorded as gains or losses within non-cash interest expense. The estimate of the fair value of the securities noted above, as of the valuation date, is based on the rights and privileges afforded to the Preferred Stock. The fair value of the Preferred Stock is determined at each reporting period by calculating the number of conversion shares underlying the outstanding Preferred Stock as described in the Series A Convertible Preferred Stock Certificate of Designations at the average volume weighted average price of our common stock on the valuation date (unobservable inputs).

Recent Accounting Pronouncements

On May 1, 2012, the Company adopted FASB Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of ASU 2011-05 did not have a material impact on its financial statements.

On May 1, 2012, the Company adopted ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update will not result in a change in the application of the requirements in Topic 820. The adoption of ASU 2011-04 did not have a material impact on its financial statements.

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

Inventories are recorded at cost using the First-In-First-Out ("FIFO") method. Ending inventories are comprised of raw materials and direct costs of manufacturing and are valued at the lower of cost or market. Inventories consisted of the following as of July 31, 2012 and April 30, 2012:

	July 31, 2012	April 30, 2012
Raw materials	$38,147	$25,579
Work in process	26,510	-
Finished goods	49,480	57,791
	$114,137	$83,370

Other current assets

Other current assets consist of the following as of July 31, 2012 and April 30, 2012:

	July 31, 2012	April 30, 2012
R&D materials	$88,110	$116,936
Deferred cost of sales	52,500	-
Unbilled government grant expenses	50,701	14,950
Dermacyte samples	17,771	19,529
Other	8,006	11,394
	$217,088	$162,809

Property and equipment, net

Property and equipment consist of the following as of July 31, 2012 and April 30, 2012:

	July 31, 2012	April 30, 2012
Laboratory equipment	$974,847	$968,101
Office furniture and fixtures	146,228	140,255
Computer equipment and software	134,005	134,005
Leasehold improvements	4,810	4,810
	1,259,890	1,247,171
Less: Accumulated depreciation and amortization	(977,593)	(953,565)
	$282,297	$293,606

Depreciation and amortization expense was approximately $24,000 and $50,000 for the three months ended July 31, 2012 and 2011, respectively.

Other assets

Other assets consist of the following as of July 31, 2012 and April 30, 2012:

	July 31, 2012	April 30, 2012
Prepaid royalty fee	$50,000	$50,000
Other	15,666	15,666
	$65,666	$65,666

Accrued liabilities

Accrued liabilities consist of the following as of July 31, 2012 and April 30, 2012:

	July 31, 2012	April 30, 2012
Section 409A tax liability	$532,350	$532,350
Deferred government grant revenue	235,265	244,013
Employee related	215,667	352,400
Restructuring liability	13,833	-
Convertible note interest payable	61,500	59,583
Preferred stock dividend payable	14,384	21,479
Other	32,886	64,012
	$1,105,885	$1,273,837

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of July 31, 2012:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)
Patents	$554,587	11.5	$-	$(240,070)	$314,517
License Rights	553,055	16.4	-	(96,412)	456,643
Trademarks	110,157	N/A	-	-	110,157
Total	$1,217,799		$-	$(336,482)	$881,317

The following table summarizes the Company’s intangible assets as of April 30, 2012:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)
Patents	$546,624	11.7	$-	$(233,989)	$312,635
License Rights	540,668	16.6	-	(89,429)	451,239
Trademarks	138,631	N/A	(29,534)	-	109,097
Total	$1,225,923		$(29,534)	$(323,418)	$872,971

For the three months ended July 31, 2012 and 2011, the aggregate amortization expense on the above intangibles was approximately $13,000 and $41,000, respectively.

Patents and License Rights

The Company currently holds, has filed for, or owns exclusive rights to, US and worldwide patents covering 13 various methods and uses of its perfluorocarbon (“PFC”) technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter.

Trademarks

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

On December 8, 2011, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 7,500 shares of its authorized but unissued shares of preferred stock as Series A Convertible Preferred Stock.

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

On June 15, 2012, the Company sold an additional 2,500 units for net proceeds of approximately $2.3 million. Each unit sold consisted of (i) one share of the Company’s Preferred Stock and (ii) a 2011 Warrant, at a price of $1,000 per unit, less issuance costs. The shares of Preferred Stock were immediately convertible and the 2011 Warrants are exercisable beginning on the one-year anniversary of the closing date.

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

While the Preferred Stock is outstanding, the Company may not incur any additional indebtedness, with the exception of ordinary course equipment leases, obligations to vendors and similar exceptions. The Company is also prohibited from issuing additional or other capital stock or from issuing variable rate securities, without the consent of holders of the Preferred Stock then outstanding.

The scheduled conversions and actual activity for the Preferred Stock as of July 31, 2012 is as follows:

Installement Date	Pre-delivery Date	Preferred Shares Redeemedable	Less: Preferred Shares Redeemed / Converted at 7/31/12	Balance of Preferred Shares at 7/31/12	Fair Value of Preferred Stock at 7/31/12
05/12/12	04/10/12	583	(583)	-	-
06/12/12	05/10/12	583	(583)	-	-
07/12/12	06/08/12	2	(2)	-	-
07/16/12	06/15/12	667	(667)	-	-
08/15/12	07/13/12	667	-	667	741,111
09/17/12	08/14/12	667	-	667	741,111
10/15/12	09/12/12	499	-	499	554,445
Convertible preferred stock		3,668	(1,835)	1,833	$2,036,667

During the three months ended July 31 2012, 1,835 shares of Preferred Stock were converted into 1,234,246 shares of Common Stock. The Company recorded interest expense of $265,974 related to these conversions. The interest expense was calculated as the difference between the fair value of the preferred shares converted and the fair value of the Common Stock on the date of the conversion.

As of July 31, 2012, the following is a summary of the non-cash interest related to the Preferred Stock:

Interest expense on conversion of preferred stock	Amount
Dividends paid in common stock	$34,329
Dividends paid in common stock with redemptions	122,164
Fair value of warrants issued with preferred shares	656,535
Interest expense on conversion of preferred stock	265,974
Fair value adjustment to preferred stock	203,673
Accrued dividends payable	14,384
Non-cash interest expense as of July 31, 2012	$1,297,059

On July 13, 2012, the Company elected to make the scheduled August 15, 2012 installment payment in shares of Common Stock and on that date issued 481,496 shares of Common Stock. The Company expects to make subsequent scheduled payments in shares of Common Stock to the extent the Preferred Stock has not been voluntarily converted by the holders.

On August 15, 2012, the Company issued an additional 221,792 shares of common stock upon the conversion of 667 preferred shares.  The Company expects to report interest expense of $99,458 related to these conversions in the second quarter of fiscal year 2013.

NOTE 6. NOTES PAYABLE

The following table summarizes our outstanding notes payable as of July 31, 2012 and April 30, 2012:

	July 31, 2012	April 30, 2012
Current portion of notes payable	$14,028	$55,763
Current portion of convertible notes payable	7,195	7,195
Current portion of notes payable, net	$21,223	$62,958

Long-term portion of convertible notes payable	$4,900,001	$4,900,001
Less: Unamortized discount	(3,130,558)	(3,538,891)
Long-term portion of notes payable, net	$1,769,443	$1,361,110

Convertible Note

On June 29, 2011, the Company issued a note (the “June Note”) with a principal amount of approximately $300,000 and Warrants to purchase 133,038 shares of Common Stock. On July 1, 2011, the Company issued a separate note (together with the June Note, the “Notes”) with a principal amount of $4,600,000 and warrants to purchase 2,039,911 shares of Common Stock. The aggregate gross proceeds to the Company from the offering were approximately $4.9 million, excluding any proceeds from the exercise of any warrants. The aggregate placement agent fees were $297,000 and legal fees associated with the offering were $88,839. These costs have been capitalized as debt issue costs and will be amortized as interest expense over the life of the Notes. Amortization of debt issue costs of $32,154 and $10,718 was recorded for the three months ended July 31, 2012 and 2011, respectively.

Interest on the Notes accrues at a rate of 15% annually and will be paid in quarterly installments commencing on the third month anniversary of issuance. The Notes will mature 36 months from the date of issuance. The Notes may be converted into shares of Common Stock at a conversion price of $2.255 per share (subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like) (the "Conversion Price") at any time, in whole or in part, at any time at the option of the holders of the Notes. The Notes also will automatically convert into shares of Common Stock at the Conversion Price at the election of a majority-in-interest of the holders of notes issued under the purchase agreement or upon the acquisition or sale of all or substantially all of the assets of the Company. The Company may make each applicable interest payment or payment of principal in cash, shares of Common Stock at the Conversion Price, or any combination thereof. The Company may elect to prepay all or any portion of the Notes without prepayment penalties only with the approval of a majority-in-interest of the note holders under the purchase agreement at the time of the election.   The Notes contain various events of default such as failing to timely make any payment under the Note when due, which may result in all outstanding obligations under the Note becoming immediately due and payable.  The Company recorded interest expense of $628,321 and $208,079 for the three months ended July 31, 2012 and 2011, respectively.

The total value allocated to the warrants was approximately $1,960,497 and was recorded as a debt discount against the proceeds of the notes.  In addition, the beneficial conversion features related to the notes were determined to be approximately $2,939,504.  As a result, the aggregate discount on the notes totaled $4,900,000, and is being amortized over term of the notes.  Amortization of debt discount of approximately $408,000 and $136,000 was recorded for the three months ended July 31, 2012 and 2011, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Agreement with Virginia Commonwealth University

In May 2008 the Company entered into a license agreement with Virginia Commonwealth University (“VCU”) whereby it obtained a worldwide, exclusive license to valid claims under three of the VCU's patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications unless the Company elects to terminate the agreement prior to patent expiration.  Under the agreement the Company has an obligation to diligently pursue product development and pursue, at its own expense, prosecution of the patent applications covered by the agreement. As part of the agreement, the Company is required to pay to VCU nonrefundable payments upon achieving development and regulatory milestones. As of July 31, 2012, the Company has not met any of the developmental milestones.

The agreement with VCU also requires the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. This fee is recorded as an other current asset and is amortized over the fiscal year.  Amortization expense was $17,500 for the three months ended July 31, 2012 and 2011.

Registration Requirement

During the fiscal year ended April 30, 2008, the Company issued warrants as part of a convertible note offering.  These warrants were issued with a requirement that the Company file a registration statement with the Securities and Exchange Commission (“SEC”) to register the underlying shares, and that it be declared effective on or before January 9, 2009. In the event that the Company does not have an effective registration statement as of that date, or if at some future date the registration ceases to be effective, then the Company is obligated to pay liquidated damages to each holder in the amount of 1% of the aggregate market value of the stock, as measured on January 9, 2009 or at the date the registration statement ceases to be effective. As an additional remedy for non-registration of the shares, the holders would also receive the option of a cashless exercise of their warrant or conversion shares. As of July 31, 2012, approximately 126,000 of these warrants are subject to the registration requirement.

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

Contingent Liabilities Related to Internal Revenue Code Section 409A

In November, 2010, management conducted an independent review of certain option grants made by the Company between February 1998 and April 2009. This voluntary review was not in response to any governmental investigation. During the course of the Company’s review, management identified certain options granted in prior years that may have been non-compliant with Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended, including options granted with an exercise price below fair market value on the date of grant and options that were modified such that they may have become non-compliant with Section 409A.

In February 2011, after management conducted a preliminary, limited scope review of certain of the Company’s stock option granting practices, the Audit Committee commenced a voluntary, independent investigation of the Company’s historical stock option granting practices and related accounting during the period from February 1998 through April 2009. The Company’s outside legal counsel assisted the Audit Committee in this investigation. As of July 31, 2012, none of the Company’s current officers or directors has exercised any of the potentially non-compliant options. The primary adverse tax consequence of Section 409A non-compliance is that the holders of non-compliant options are taxed on the value of such options as they vest, and annually thereafter until they are exercised. In addition to ordinary income taxes, holders of non-compliant options are subject to a 20% penalty tax under Section 409A (and, as applicable, similar excise taxes under state laws). Because virtually all holders of stock options granted by the Company were not involved in or aware that the pricing and/or modification of their options raised these issues, the Company intends to take actions to address certain of the adverse tax consequences that may apply to these holders. In addition, on March 17, 2011 the Company entered into indemnification agreements with its executive officers that indemnify those officers from potential Section 409A tax liabilities arising from their prior option awards.

As of July 31, 2012, the Company has accrued $532,500, which represents the Company’s best estimate of the potential liability, in other current liabilities for the contingent liability.

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

Our Certificate of Incorporation authorizes us to issue 400,000,000 shares of $0.0001 par value common stock. As of July 31, 2012, there were 31,066,462 shares of common stock issued and outstanding.

Warrants

As further discussed in Note 5 above, on June 15, 2012, the Company issued 563,064 warrants as part of the second closing of the Series A Convertible Preferred Stock. The warrants were issued with an exercise price of $2.22 and a six-year term. The warrants become exercisable on the one-year anniversary of the issue date. The Company recorded non-cash interest expense of $656,535 during the three months ended July 31, 2012 for the calculated fair value of the warrants.

The following table summarizes the Company’s warrant activity for the three months ended July 31, 2012:

	Warrants	Weighted Average Exercise Price
Outstanding at April 30, 2012	5,239,964	$2.08
Issued	563,064	2.22
Exercised	-	-
Cancelled	-	-
Forfeited	(44,168)	3.68
Other	-	-
Outstanding at July 31, 2012	5,758,860	$2.08

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “Plan”). Under the Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of Common Stock upon exercise of stock options. On September 30, 2011, the Company’s stockholders approved an amendment to the Plan which increased the amount of shares authorized for issuance under the Plan to 6,000,000, up from 800,000 previously authorized. As of July 31, 2012 the Company had 5,407,685 shares of Common Stock available for grant under the Plan.

The following table summarizes the shares available for grant under the Plan for the three months ended July 31, 2012:

Shares Available for Grant
Balances, at April 30, 2012	5,531,630
Options granted	(27,391)
Options cancelled/forfeited	4,722
Restricted stock granted	(102,759)
Restricted stock cancelled/forfeited	1,483
Balances, at July 31, 2012	5,407,685

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

The following table summarizes the outstanding stock options under the Plan for the quarter ended July 31, 2012:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at April 30, 2012	351,823	$4.06
Options granted	27,391	$1.77
Options cancelled	(4,722)	$1.92
Balances, at July 31, 2012	374,492	$3.92

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the quarter ended July 31, 2012 and 2011, respectively:

	For the the three months ended July 31
	2012	2011
Risk-free interest rate (weighted average)	1.31%	2.41%
Expected volatility (weighted average)	79.12%	78.41%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.

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

Forfeitures
Stock compensation expense recognized in the statements of operations for the three months ended July 31, 2012 and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

As of July 31, 2012, there were unrecognized compensation costs of approximately $75,475 related to non-vested stock option awards granted after May 1, 2004 that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.2 years.

Restricted Stock Grants

The following table summarizes the restricted stock grants under the Plan for the three months ended July 31, 2012.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at April 30, 2012	36,095	$2.19
Restricted stock granted	102,759	$1.78
Restricted stock vested	(13,503)	$2.34
Restricted stock cancelled	(1,483)	$1.91
Balances, at July 31, 2012	123,868	$1.84

For the three months ended July 31, 2012, the Company recorded $78,070 as compensation expense for these restricted stock grants.

As of July 31, 2012, there were unrecognized compensation costs of approximately $90,768 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period.

NOTE 9. SEGMENT REPORTING

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

Net revenues and segment profit, classified by the Company's reportable segments are as follows:

	For the three months ending July 31,
	2012	2011
Product revenue
United States	$11,458	$33,477
Latin America	-	26,000
Total product revenue	$11,458	$59,477

	For the three months ending July 31,
	2012	2011
Segment loss (income)
United States	$33,058	$215,045
Latin America	-	(10,585)
Unallocated revenues
Government grant revenue	(266,549)	-
Unallocated expenses
General and administrative	1,224,185	1,571,656
Research and development	637,272	651,961
Restructuring expense	47,476	-
Net interest and other expense (income)	1,911,100	441,231
Net loss	$3,586,542	$2,869,308

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation may be included with various other costs in an overhead allocation to each segment and it is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

NOTE 10. RESTRUCTURING EXPENSE

In May 2012, the Company decided to consolidate its operations and relocate its research and development function to North Carolina from Costa Mesa, California.  As part of these initiatives, the Company terminated all related R&D activities and a workforce reduction was implemented.  To allow for this transition period, all existing development work had been completed and all of the manufacturing of the Company’s PFC-based products had been transferred to contract manufacturers. As a result of the restructuring, during the three months ended July 31, 2012, the Company recorded one-time charges of approximately $47,000 of severance and benefits related charges.  These costs include $14,000 which is accrued and unpaid as of July 31, 2012.

The Company expects to record additional charges of approximately $174,000, which includes future lease obligations, net of sublease revenue, of $135,000, additional severance and benefits related charges of approximately $7,000 and other exit costs of approximately $32,000.

All restructuring costs are expected to be paid by April 30, 2013, with the exception of approximately $93,000 of net future lease obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q, Part I, Item IA of our Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended April 30, 2012.

All references in this Quarterly Report to “Oxygen Biotherapeutics”, “we”, “our” and “us” means Oxygen Biotherapeutics, Inc.

Overview

Strategy

We are a development stage biomedical company focused on developing oxygen-carrying intravenous and topical products. Our principal business objective is to discover, develop, and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity.

Our current strategy is to:

●	Efficiently conduct clinical development to establish clinical proof of concept with our lead product candidates;

●	Advance the development of the perfluorocarbon, or PFC, therapeutic modality and supporting capabilities;

●	Efficiently explore new high-potential therapeutic applications, leveraging third-party research collaborations and our results from related areas;

●	Continue to expand our intellectual property portfolio; and

●	Enter into licensing or product co-development arrangements in certain areas, while out-licensing opportunities in non-core areas.

We believe that this strategy will allow us to develop a portfolio of high quality product development opportunities, expand our clinical development and commercialization capabilities, and enhance our ability to generate value from our proprietary technologies

First Quarter 2013 Highlights

The following summarizes certain key financial measures for the three months ended July 31, 2012:

●	Cash and cash equivalents were $2.7 million at July 31, 2012.

●	Net product sales from Dermacyte were $5,500 for the first quarter of 2013 compared to $25,000 for the three months ended July 31, 2011.

●	Revenue earned under our research grant was $267,000 for the first quarter of 2013 compared to $0 for the three months ended July 31, 2011.

●	Our loss from operations was $1.7 million for the first quarter of 2013 compared to $2.4 million for the three months ended July 31, 2011.

●	Net cash used in operating activities was $1.6 million for the first quarter of 2013 compared to $2.1 million for the three months ended July 31, 2011.

Consistent with our strategy, during the three months ended July 31, 2012, we (i) secured our long-term supply of GMP-grade Oxycyte to be used in ongoing STOP-TBI clinical trials and to support the research and development efforts our partners, (ii) completed the first proof-of-concept clinical trial for the topical application of a PFC-based gel to treat dermatologic indications and (iii) entered into a new research agreement with the U.S. Navy to evaluate Oxycyte for the treatment of hemorrhagic shock.

Opportunities and Trends

We continue to execute on our strategic plan, which calls for resuming our Phase II-B clinical trials for STOP-TBI; supporting our collaborations to gather proof-of-concept data for additional therapeutic areas with unmet medical needs; and continuing our business development efforts to expand our product portfolio. We also continue to progress Oxycyte through the regulatory approval process by conducting a comprehensive group of preclinical studies to confirm the safety profile of our product.  These studies are particularly focused on platelet activity and immunocompetence. We believe these actions position us well to drive future growth and create stockholder value.

As we focus on the development of our existing products and product candidates, we also continue to position ourselves to execute upon licensing and other partnering opportunities. In order to do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our collaborative research development and partner relationships.

During fiscal year 2013 we are focused on the following four key initiatives:

●	Conducting well-designed studies early in the clinical development process to establish a robust foundation for subsequent development, partnership and expansion into complementary areas;

●	Working with collaborators and partners to accelerate product development, reduce our development costs, and broaden our commercialization capabilities;

●	Gaining regulatory approval for the continued development and commercialization of Oxycyte in the United States; and

●	Developing new intellectual property will enable us to file patent applications that cover new applications of our existing technologies and product candidates.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes in critical accounting policies during the three months ended July 31, 2012, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Financial Overview

Results of Operations- Comparison of the Three Months Ended July 31, 2012 and 2011

Revenue

Product Revenue and Gross Profit

We generate revenue through the sale of Dermacyte® through on-line retailers, physician and medical spa facilities, and through distribution agreements with unrelated companies.  Product revenue and percentage changes for the three months ended July 31, 2012 and 2011, respectively, are as follows:

	The three months ended July 31,		Increase/	% Increase/
	2012	2011	(Decrease)	(Decrease)
Product revenue	11,458	59,477	(48,019)	(81	) %
Cost of sales	5,911	34,604	(28,693)	(83	) %
Gross profit	5,547	24,873	(19,326)	(78	) %

The decrease in product revenue for the three months ended July 31, 2012 was primarily due to the reduction in our internal sales force and the termination of existing distribution agreements in the prior year. During the three months ended July 31, 2011, we recorded $26,000 in revenue from sales to our distributer that did not occur in the current period. During the current period, we employed only one internal salesperson compared to three during the same period in the prior year.

Gross profit as a percentage of revenue was 48% and 42% for three months ended July 31, 2012 and 2011, respectively. The increase for the three months ended July 31, 2012 was due to a greater proportion of total sales through retail regional sales versus wholesale and distributor channels as compared to the same period in the prior year.

Government Grant Revenue

We earn revenues through a cost-reimbursement grant sponsored by the United States Army, or Grant Revenue. Grant Revenue is recognized as milestones under the Grant program are achieved. Grant Revenue is earned through reimbursements for the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party CROs.

	Three months ended July 31,		Increase/ (Decrease)	% Increase/(Decrease)
	2012	2011
Government grant revenue	$266,549	$-	$266,549	-%

For the three months ended July 31, 2012, we recorded approximately $267,000 in revenue under the grant program. In addition to the revenue earned, we have recorded approximately $235,000 in deferred revenue associated with the grant. Deferred revenue under the grant represents pass-through costs that have been reimbursed in advance of performing the studies underlying the subcontracts.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including salaries, commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Marketing and sales expenses and percentage changes for the three months ended July 31, 2012 and 2011, respectively, are as follows:

	Three months ended July 31,		Increase/ (Decrease)	% Increase/(Decrease)
	2012	2011
Marketing and sales expense	$38,605	$229,333	$(190,728)	(83	) %

The decrease in marketing and sales expenses for the three months ended July 31, 2012 was driven primarily by a decrease in the costs incurred for compensation and direct advertising.

-
We reduced compensation costs related to marketing and selling the cosmetic topical product line Dermacyte approximately $96,000 compared to the same period in the prior year. These costs include salaries, commissions, and employee benefits.

-
Costs related to direct marketing and advertising decreased approximately $59,000 compared to the same period in the prior year. These costs include attendance at trade shows and conferences, fees paid to a third party public relations firm, the costs of product samples distributed to potential customers, and the costs of direct print and online advertisements.

-
We significantly reduced our travel and marketing sample expenses by $36,000 during the three months ended July 31, 2012 as compared to the prior year.  This decrease was a result of our regional market focus and our reduction in overall headcount.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended July 31, 2012 and 2011, respectively, are as follows:

	Three months ended July 31,		Increase/ (Decrease)	% Increase/(Decrease)
	2012	2011
Legal and professional fees	$693,924	$834,310	$(140,386)	(17	) %
Personnel costs	365,635	460,737	(95,102)	(21	) %
Other costs	90,608	114,147	(23,539)	(21	) %
Facilities	47,016	82,783	(35,767)	(43	) %
Depreciation and amortization	27,002	79,679	(52,677)	(66	) %

Legal and professional fees:

Legal and professional fees decreased approximately $140,000 for the three months ended July 31, 2012 compared to the prior year. This decrease was primarily due to decreases of $116,000 in consulting fees, $85,000 in investor relations costs, and $38,000 in accounting fees; offset by an increase of $98,000 in legal fees. The increase in legal expenses was primarily related to the costs to defend the Tenor matter and fees associated with the second closing of the Series A Preferred Stock. The decrease in consulting fees was primarily related to Board of Director recruiting fees in the prior period. The decrease in investor relations costs was the result of terminating existing agreements with Swiss-based public relations firms and the decision to delist from the SIX Swiss Exchange.

Personnel costs:

Personnel costs decreased approximately $95,000 for the three months ended July 31, 2012 compared to the prior year. The decrease was due primarily to the elimination of three executive positions in the prior year.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The $24,000 reduction in other costs was due primarily to a $30,000 reduction in administrative travel costs partially offset by increases in insurance premiums and taxes paid.

Facilities:

Facilities include costs paid for rent and utilities at our corporate headquarters in North Carolina. The $36,000 reduction during the three months ended July 31, 2012 compared to the prior year was the result of our relocation from Durham, NC to Morrisville, NC in March 2011.

Depreciation and Amortization:

The $53,000 decrease in depreciation and amortization costs for the three months ended July 31, 2012 compared to the prior year was primarily due to assets becoming fully depreciated in the current period.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended July 31, 2012 and 2011, respectively, are as follows:

	Three months ended July 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011
Clinical and preclinical development	$347,021	$216,536	$130,485	60%
Personnel costs	174,812	245,857	(71,045)	(29)%
Consulting	37,989	117,169	(79,180)	(68)%
Other costs	19,288	15,872	3,416	22%
Depreciation	10,090	11,393	(1,303)	(11)%
Facilities	48,072	45,134	2,938	7%

Clinical and preclinical development:

The increase of approximately $130,000 in clinical and preclinical development costs for the three months ended July 31, 2012 compared to the prior year was primarily due to increases of $218,000 and $50,000 in costs associated with the pre-clinical studies and Phase II-b trials for Oxycyte®, respectively; offset by decreases of $123,000 and $15,000 in development costs incurred for Dermacyte and Oxycyte, respectively.

Personnel costs:

Personnel costs decreased approximately $71,000 for the three months ended July 31, 2012 compared to the prior year primarily due to headcount reductions in the California lab facility.

Consulting fees:

Consulting fees decreased approximately $79,000 for the three months ended July 31, 2012 compared to the prior year primarily due to charges under the consulting and separation agreement for our former President and COO.

Other costs:

Other costs remained relatively consistent for the three months ended July 31, 2012 and 2011.

Depreciation:

Depreciation expense remained relatively consistent for the three months ended July 31, 2012 and 2011.

Facilities:

Facilities expense remained relatively consistent for the three months ended July 31, 2012 and 2011.

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

The process of conducting preclinical studies and clinical trials necessary to obtain approval from the U.S. Food and Drug Administration, or the FDA, is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among other things, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, uncertainty associated with clinical trial enrollment and risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are currently focused on developing our most advanced product candidate, Oxycyte, and our topical dermatologic indications; however, we will need substantial additional capital in the future in order to complete the development and potential commercialization of Oxycyte and other product candidates.

Restructuring expense

	Three months ended July 31,		Increase/ (Decrease)	% Increase/(Decrease)
	2012	2011
Restructuring expense	$47,476	$-	$47,476	—%

During the three months ended July 31, 2012, the Company recorded one-time charges of approximately $47,000 of severance and benefits related charges.

Interest expense

	Three months ended July 31,		Increase/ (Decrease)	% Increase/(Decrease)
	2012	2011
Interest expense	$1,925,903	$435,798	$1,490,105	342%

During the three months ended July 31, 2012, interest expense increased approximately $1.5 million compared to the same period in the prior year.

Long-term notes payable:

Interest expense for our long-term notes payable was $0 and approximately $227,000 for the three months ended July 31, 2012 and 2011, respectively. The decrease in interest expense for the current year was primarily due to the prepayment of the notes in November 2011.

Convertible notes payable:

Interest expense on our outstanding convertible notes was approximately $628,000 and $208,000 for the three months ended July 31, 2012 and 2011, respectively. The recorded interest for the three months ended July 31, 2012 was comprised of approximately $188,000 for quarterly interest payable, $408,000 in amortization of debt discounts and $32,000 in amortization of debt issue costs.

Series A Convertible Preferred Stock:

Interest expense on our outstanding Preferred Stock was approximately $1.3 million for the three months ended July 31, 2012. The recorded interest was comprised of approximately $657,000 for the calculated fair value of the warrants issued with the Preferred Stock, $266,000 for the excess of the fair-value of the shares issued upon conversion over the fair value of the Preferred Stock and $204,000 for the fair value adjustment to the remaining Preferred Stock outstanding at July 31, 2012. No Preferred Stock was outstanding for the three months ended July 31, 2011.

Preferred Stock Dividends:

Interest expense recorded for the payment of dividends on the Preferred Stock was approximately $171,000 for the three months ended July 31, 2012. No Preferred Stock was outstanding for the three months ended July 31, 2011.

Other income and expense

	Three months ended July 31,		Increase/ (Decrease)
	2012	2011
Other expense (income), net	$(14,803)	$5,433	$(20,236)

Other expense (income) decreased approximately $20,000 for the three months ended July 31, 2012 compared to the prior year primarily due to $7,000 foreign currency exchange losses recognized in the prior year; offset by approximately $13,000 of sub lease income from our California facility in the current period that were not earned in the same period during the prior year.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of July 31, 2012 we had an accumulated deficit of $111.2 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of Oxycyte and other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $3,654,234 and $2,631,032 of total current assets and working capital of $(344,641) and $(495,838) as of July 31, 2012 and April 30, 2012, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

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

In December 2011, we entered into a Securities Purchase Agreement with certain institutional investors that provided for the sale and issuance of units (“Units”) consisting of Series A Convertible Preferred Stock and warrants in aggregate amount of up to $7.5 million in two installments (the “2011 Offering”).  The first installment of $3.5 million closed on December 12, 2011, and the second installment of $4.0 million was scheduled to have occurred in June 2012, subject to certain closing conditions. Because certain closing conditions for the second installment were not satisfied, on June 14, 2012, the Company entered into an Amendment Agreement with each of the institutional investors that, among other things, divided the remaining installment into two installments, the first additional installment to occur in June 2012 in the amount of $2.5 million and the second additional installment to occur in September 2012 in the amount of $1.5 million.

On June 15, 2012, the Company sold 2,500 Units for net proceeds of approximately $2.3 million upon the closing of the first additional installment. The remainder of the 2011 Offering, which may be up to $1.5 million, is currently scheduled to be completed in an additional closing in September 2012. However, the final closing is subject to various conditions, including conditions that are outside of our control, including, but not limited to, a minimum stock price prior to the final closing and a minimum trading volume limitation. As of September 14, 2012, our stock was trading at a level below the minimum price.  In the event that the final closing does not occur, we would need to find alternative sources of capital to continue as a going concern, and there can be no assurance that such funding would be available on favorable terms or at all.

Based on our working capital at July 31, 2012, we believe we have sufficient capital on hand to continue to fund operations through December 31, 2012.

Cash Flows

The following table shows a summary of our cash flows for the three months ended July 31, 2012 and 2011:

	For the three months ended July 31,
	2012	2011
Net cash used in operating activities	(1,612,878)	(2,053,805)
Net cash used in investing activities	(34,128)	(86,684)
Net cash provided by financing activities	2,458,264	5,186,692

Net cash used in operating activities.  Net cash used in operating activities was $1.6 million for the three months ended July 31, 2012 compared to net cash used in operating activities of $2.1 million for the three months ended July 31, 2011. The decrease in cash used for operating activities was due primarily to a decrease in our overall administrative expenses and our costs associated with marketing and selling our cosmetic products.

Net cash used in investing activities. Net cash used in investing activities was $34,128 for the three months ended July 31, 2012 compared to net cash used in investing activities of $86,684 for the three months ended July 31, 2011. The decrease in cash used for investing activities was due to a reduction in capitalized legal fees incurred for filing and maintaining our patent portfolio.

Net cash provided by financing activities. Net cash provided by financing activities was $2.5 million for the three months ended July 31, 2012 compared to net cash provided by financing activities of $5.2 million for the three months ended July 31, 2011. The decrease of net cash provided by financing activities was due primarily to net proceeds of $2.3 million received from the issuance of Preferred Stock on June 15, 2012 as compared to the $4.5 million received from the issuance of the convertible notes and the $0.7 million proceeds from the issuance of promissory notes payable under the Note Purchase Agreement with Vatea Fund during the three months ended July 31, 2011.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements will depend on many factors that include, but are not limited to the following:

●	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

●	the outcome, timing and cost of regulatory approvals and the regulatory approval process;

●	delays that may be caused by changing regulatory requirements;

●	the number of product candidates that we pursue;

●	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

●	the timing and terms of future in-licensing and out-licensing transactions;

●	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

●	the cost of procuring clinical and commercial supplies of our product candidates;

●	the extent to which we acquire or invest in businesses, products or technologies; and

●	the possible costs of litigation.

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

Recent Accounting Pronouncements

On May 1, 2012, we adopted FASB Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of ASU 2011-05 did not have a material impact on our financial statements.

On May 1, 2012, we adopted ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update will not result in a change in the application of the requirements in Topic 820. The adoption of ASU 2011-04 did not have a material impact on its financial statements.

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

We believe that there have been no significant changes in our market risk exposures for the three months ended July 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2012, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On August 30, 2011, Tenor Opportunity Master Fund Ltd., Aria Opportunity Fund, Ltd., and Parsoon Opportunity Fund, Ltd (collectively, “Tenor”) filed a lawsuit in the United States District Court for the Southern District of New York alleging that a right of first offer held by Tenor was breached in connection with our June 2011 financing. The complaint seeks compensatory damages, attorneys’ fees and costs.  Discovery was completed and motions for summary judgment from both sides were filed, Plaintiffs filed on the matter of breach and we filed on the matter of damages.  On July 11, 2012 the court entered an order on both summary judgment motions.  The court found in favor of Plaintiff’s motion, holding that we did breach the agreement.  The court did not find in favor of our motion regarding damages.  The matter will now move to trial for a jury to determine what, if any, damages Plaintiff’s suffered from our breach of the agreement. The trial is scheduled to begin on October, 10, 2012.

ITEM 1A.	RISK FACTORS

We are supplementing the risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2012 with the risk factors below.

Our litigation with Tenor may have a materially adverse effect on our company.

On August 30, 2011, Tenor filed a lawsuit in the United States District Court for the Southern District of New York alleging that a right of first offer held by Tenor was breached in connection with our June 2011 financing. The complaint seeks compensatory damages, attorneys’ fees and costs.  On July 11, 2012, the court found in favor of Plaintiff’s motion for summary judgment, holding that we breached the agreement and that we are liable for at least some damages.  The matter will now move to trial for a jury to determine what, if any more than nominal, damages Plaintiff’s suffered from our breach of the agreement.

We have incurred significant costs in defending this litigation, and we are likely to continue to do so until the matter is resolved.  In addition, the litigation has resulted, and likely to continue to result, in a diversion of management’s attention and resources that could otherwise have been used to advance our business plan.

While we continue to believe that Tenor’s claims for damages are without merit, there can be no assurance that the jury will agree with our position.  In that event, we may be held liable for significant monetary damages to Tenor, which would have a material adverse effect on our business, financial condition, or results of operations, and would potentially threaten our ability to continue as a going concern.

If we cannot meet the NASDAQ Capital Market continued listing requirements, our common stock may be delisted which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the NASDAQ Capital Market, or NASDAQ. Continued listing of a security on NASDAQ is conditioned upon compliance with various continued listing standards, which require, among other things, that for 30 consecutive trading days (i) the closing minimum bid price for the listed securities not be lower than $1.00 per share and (ii) our market capitalization not be lower than $35 million. The closing bid price for our shares has been less than $1.00 per share since August 21, 2012 and our market capitalization has been less than $35 million since August 8, 2012.There can be no assurances made that we will satisfy either or both of these requirements for continued listing of our common stock on NASDAQ.  If we are not able to satisfy continued listing requirements, we will receive a deficiency notice from NASDAQ and will be required to regain compliance with continued listing standards within a specified period.  There can be no assurance made that we will be able to regain compliance during that period, and, if we do not, our common stock will be subject to delisting from the NASDAQ.  Delisting from NASDAQ would negatively impact us and our stockholders by, among other things, reducing the liquidity and market price of our common stock and adversely affecting our ability to raise additional capital.

The second additional closing of our December 2011 registered direct offering may not occur.

While our 2011 Offering provided for an aggregate amount of up to $7.5 million, only $3.5 million of the offered securities were purchased initially.  In June 2012, an additional $2.5 million of the offered securities were purchased.

The remainder of the 2011 Offering, which may be up to $1.5 million, is currently scheduled to be completed in an additional closing in September 2012. However, the final closing is subject to various conditions, including conditions that are outside of our control, including, but not limited to, a minimum stock price prior to the final closing and a minimum trading volume limitation. As of September 14, 2012, our stock was trading at a level below the minimum price.  In the event that the final closing does not occur, we would need to find alternative sources of capital to continue as a going concern, and there can be no assurance that such funding would be available on favorable terms or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

The following table lists all repurchases during the first quarter of fiscal 2013 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2012 - May 31, 2012	438	$1.78	-	$-
June 1, 2012 - June 30, 2012	438	2.01	-	-
July 1, 2012 - July 31, 2012	438	1.57	-	-
Total	1,314	$1.79	-	$-

(1)	Represents shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

Unregistered Sales of Equity Securities

During the fiscal quarter ended July 31, 2012, we issued 82,447 shares of unregistered common stock as payment of $185,917 of interest due on our outstanding convertible notes.

All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

No.	Description
10.1	Form of Amendment Agreement for December 2011 offering (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 15, 2012, and is incorporated herein by reference.

(2)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXYGEN BIOTHERAPEUTICS, INC.

Date: September 19, 2012	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
Chief Financial Officer and Interim Chief Executive Officer