Form 10-Q
period 2012-10-31
OXYGEN BIOTHERAPEUTICS, INC.
filed 2012-12-14
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 001-34600

OXYGEN BIOTHERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2593535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ONE Copley Parkway, Suite 490, Morrisville, North Carolina
(Address of principal executive offices)

27560
(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

As of December 12, 2012, the registrant had outstanding 33,133,895 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
BALANCE SHEETS

	October 31, 2012	April 30, 2012
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$1,511,513	$1,879,872
Accounts receivable	17,193	13,385
Government grant receivable	42,306	35,650
Inventory	109,357	83,370
Prepaid expenses	291,359	455,946
Other current assets	145,195	162,809
Total current assets	2,116,923	2,631,032
Property and equipment, net	247,525	293,606
Debt issuance costs, net	214,351	278,659
Intangible assets, net	904,498	872,971
Other assets	58,262	65,666
Total assets	$3,541,559	$4,141,934

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$479,300	$542,809
Accrued liabilities	428,817	1,273,837
Convertible preferred stock	429,978	1,247,266
Current portion of notes payable, net	7,195	62,958
Total current liabilities	1,345,290	3,126,870
Other liabilities	76,524	-
Long-term portion of notes payable, net	2,177,776	1,361,110
Total liabilities	3,599,590	4,487,980

Commitments and contingencies; see Note 7.
Stockholders' deficit
Preferred stock, undesignated, authorized 9,992,500 shares; see Note 5.	-	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 32,899,900 and 29,417,718, respectively	3,290	2,942
Additional paid-in capital	112,710,782	107,279,296
Deficit accumulated during the development stage	(112,772,103)	(107,628,284)
Total stockholders’ deficit	(58,031)	(346,046)
Total liabilities and stockholders' deficit	$3,541,559	$4,141,934

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
STATEMENTS OF OPERATIONS

	Period from May 26, 1967 (Inception) to October 31,	Three months ended October 31,		Six months ended October 31,

	2012	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Product revenue	$496,282	$14,571	$27,415	$26,028	$86,892
Cost of sales	324,512	9,134	10,500	15,044	45,104
Net product revenue	171,770	5,437	16,915	10,984	41,788
Government grant revenue	1,090,499	509,435	78,244	775,984	78,244
Total net revenue	1,262,269	514,872	95,159	786,968	120,032

Operating expenses
Selling, general, and administrative	48,594,699	422,843	1,660,810	1,685,632	3,461,799
Research and development	23,317,158	604,574	488,577	1,241,846	1,140,538
Restructuring expense	217,774	170,298	-	217,774	-
Loss on impairment of long-lived assets	363,691	-	-	-	-
Total operating expenses	72,493,322	1,197,715	2,149,387	3,145,252	4,602,337

Net operating loss	71,231,053	682,843	2,054,228	2,358,284	4,482,305

Interest expense	42,516,990	867,524	871,768	2,793,427	1,307,566
Loss on extinguishment of debt	250,097	-	-	-	-
Other expense (income)	(1,226,037)	6,911	3,927	(7,892)	9,121
Net loss	$112,772,103	$1,557,278	$2,929,923	$5,143,819	$5,798,992

Net loss per share, basic		$(0.05)	$(0.12)	$(0.17)	$(0.25)
Weighted average number of common shares outstanding, basic		32,074,192	23,805,323	31,161,511	23,604,502
Net loss per share, diluted		$(0.13)	$(0.29)	$(0.24)	$(0.42)
Weighted average number of common shares outstanding, diluted		34,249,083	25,980,214	33,336,402	25,081,668

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
STATEMENTS OF CASH FLOWS

	Period from May 26, 1967(Inception) to October 31, 2012	Six months ended October 31,

		2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(112,772,103)	$(5,143,819)	$(5,798,992)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,144,580	73,772	118,864
Amortization of deferred compensation	336,750	-	-
Interest on debt instruments	42,108,805	2,792,811	1,295,541
Loss on debt settlement and extinguishment	163,097	-	-
Loss on impairment, disposal and write down of long-lived assets	802,736	11,563	2,671
Issuance and vesting of compensatory stock options and warrants	8,342,633	51,972	50,905
Issuance of common stock below market value	695,248	-	-
Issuance of common stock as compensation	828,564	146,038	51,338
Issuance of common stock for services rendered	1,265,279	-	-
Issuance of note payable for services rendered	120,000	-	-
Contributions of capital through services rendered by stockholders	216,851	-	-
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(595,463)	198,074	(171,416)
Inventory	200,365	(30,381)	(19,629)
Accounts payable and accrued liabilities	1,100,291	(841,845)	(112,736)
Net cash used in operating activities	(55,042,367)	(2,741,815)	(4,583,454)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,774,462)	(12,719)	(8,869)
Proceeds from the sale of property and equipment	4,243	-	-
Capitalization of patent costs and license rights	(1,820,138)	(58,062)	(152,606)
Net cash used in investing activities	(3,590,357)	(70,781)	(161,475)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	44,478,293	-	619,181
Repurchase of outstanding warrants	(2,836,520)	-	-
Proceeds from stockholder notes payable	977,692	-	-
Proceeds from issuance of notes payable, net of issuance costs	7,518,521	-	700,000
Proceeds from convertible notes, net of issuance costs	13,321,447	-	4,514,161
Proceeds for issuance of convertible preferred stock	6,000,000	2,500,000	-
Payments on notes - short-term	(1,315,196)	(55,763)	(36,100)
Payments on notes - long-term	(8,000,000)	-	-
Net cash provided by financing activities	60,144,237	2,444,237	5,797,242

Net change in cash and cash equivalents	1,511,513	(368,359)	1,052,313
Cash and cash equivalents, beginning of period	-	1,879,872	951,944
Cash and cash equivalents, end of period	$1,511,513	$1,511,513	$2,004,257

Cash paid for:
Interest	$265,919	$616	$12,025
Income taxes	$27,528	$-	$-

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
STATEMENT OF CASH FLOWS, Continued

Non-cash financing activities during the six months ended October 31, 2012:

(1)
The Company issued 165,744 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $2.255 for the payment of $373,750 interest payable on convertible notes with a gross carrying value of $4,900,000.

(2)	The Company issued 3,132,017 shares of its common stock to redeem 3,281 shares of convertible preferred stock with a fair value of $3,981,935.

Non-cash financing activities during the six months ended October 31, 2011:

(1)	The Company issued 7,333 shares of common stock for the cashless exercise of 40,000 stock options with an exercise price of $1.96.
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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit during the development stage of $112.8 million as of October 31, 2012, and stockholders’ deficit of $58,031 and $346,046 as of October 31, 2012 and April 30, 2012, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available on commercially acceptable terms, or at all.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying October 31, 2012 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Use of Estimates

In preparing the unaudited financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the unaudited financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates and the operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

On an ongoing basis, management reviews its estimates to ensure that these estimates appropriately reflect changes in the Company’s business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company’s results of operations and financial position could be materially impacted.

Net Loss per Share

Basic loss per share, which excludes antidilutive securities, is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding for that particular period. In contrast, diluted loss per share considers the potential dilution that could occur from other equity instruments that would increase the total number of outstanding shares of common stock. Such amounts include shares potentially issuable under outstanding options, warrants, preferred stock and convertible notes. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows:

	Three months ended October 31,		Six months ended October 31,
	2012	2011	2012	2011
Historical net loss per share:
Numerator
Net loss, as reported	$(1,557,278)	$(2,929,923)	$(5,143,819)	$(5,798,992)
Less: Effect of amortization of interest expense on convertible notes	(2,936,576)	(4,637,024)	(2,936,576)	(4,637,024)
Net loss attributed to common stockholders (diluted)	(4,493,854)	(7,566,947)	(8,080,395)	(10,436,016)
Denominator
Weighted-average common shares outstanding	32,074,192	23,805,323	31,161,511	23,604,502
Effect of dilutive securities	2,174,891	2,174,891	2,174,891	1,477,166
Denominator for diluted net loss per share	34,249,083	25,980,214	33,336,402	25,081,668

Basic net loss per share	$(0.05)	$(0.12)	$(0.17)	$(0.25)
Diluted net loss per share	$(0.13)	$(0.29)	$(0.24)	$(0.42)

The following outstanding options, warrants, preferred stock and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Six months ended October 31,
	2012	2011

Warrants to purchase common stock	5,701,875	4,983,855
Convertible preferred shares outstanding	648,242	-
Options to purchase common stock	277,047	721,015
Restricted stock grants	75,672	-
Convertible note shares outstanding	1,942	-

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

Accounting for fair value measurements involves a single definition of fair value, along with a conceptual framework to measure fair value, with a fair value defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The fair value measurement hierarchy consists of three levels:

Level one	Quoted market prices in active markets for identical assets or liabilities;
Level two	Inputs other than level one inputs that are either directly or indirectly observable, and
Level three	Unobservable inputs developed using estimates and assumptions; which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The Company applies valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach, and include enhanced disclosures of fair value measurements in the Company’s financial statements.

The following tables show information regarding assets and liabilities measured at fair value on a recurring basis as of October 31, 2012 and April 30, 2012:

		Fair Value Measurements at Reporting Date Using
	Balance as of October 31, 2012	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$1,511,513	$1,511,513	$-	$-

Current Liabilities
Series A convertible preferred stock	$429,978	$-	$-	$429,978

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2012	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$1,879,872	$1,879,872	$-	$-

Current Liabilities
Series A convertible preferred stock	$1,247,266	$-	$-	$1,247,266

There were no significant transfers between levels in the three months ended October 31, 2012.

The Preferred Stock is recorded at fair value with changes in fair value recorded as gains or losses within non-cash interest expense. The estimate of the fair value of the securities noted above, as of the valuation date, is based on the rights and privileges afforded to the Preferred Stock. The fair value of the Preferred Stock is determined at each reporting period by calculating the number of conversion shares underlying the outstanding Preferred Stock as described in the Series A Convertible Preferred Stock Certificate of Designations at the average volume weighted average price of the Company’s common stock on the valuation date (unobservable inputs).

The following table provides a summary of the changes in fair value of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended October 31, 2012:

Series A Convertible Preferred Stock
Balance as of April 30, 2012	$1,247,266
Issued on June 15, 2012	2,500,000
Conversions to Common Stock	(3,520,940)
Redemptions	-
Adjustments to fair value as of October 31, 2012	203,652
Transfers in and/or out of Level 3	-
Balance as of October 31, 2012	$429,978

Recent Accounting Pronouncements

On May 1, 2012, the Company adopted FASB Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of ASU 2011-05 did not have a material impact on the Company’s financial statements.

On May 1, 2012, the Company adopted ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update will not result in a change in the application of the requirements in Topic 820. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial statements.

On July 27, 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The revised standard provides companies with an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The qualitative assessment is not an accounting policy election and can be performed on none, some, or all of a company’s indefinite-lived intangible assets. ASU 2012-02 is effective on May 1, 2013 and early adoption is permitted. The Company does not believe adoption of ASU 2012-02 will have a material impact on its financial statements.

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

Inventories are recorded at cost using the First-In-First-Out (“FIFO”) method. Ending inventories are comprised of raw materials and direct costs of manufacturing and are valued at the lower of cost or market. Inventories consisted of the following as of October 31, 2012 and April 30, 2012:

	October 31, 2012	April 30, 2012
Raw materials	$28,779	$25,579
Finished goods	80,578	57,791
	$109,357	$83,370

Other current assets

Other current assets consist of the following as of October 31, 2012 and April 30, 2012:

	October 31, 2012	April 30, 2012
R&D materials	$88,110	$116,936
Deferred cost of sales	35,000	-
Dermacyte samples	14,994	19,529
Other	7,091	11,394
Unbilled government grant expenses	-	14,950
	$145,195	$162,809

Property and equipment, net

Property and equipment consist of the following as of October 31, 2012 and April 30, 2012:

	October 31, 2012	April 30, 2012
Laboratory equipment	$959,401	$968,101
Computer equipment and software	134,005	134,005
Office furniture and fixtures	130,192	140,255
Leasehold improvements	-	4,810
	1,223,598	1,247,171
Less: Accumulated depreciation and amortization	(976,073)	(953,565)
	$247,525	$293,606

Depreciation and amortization expense was approximately $23,000 and $47,000 for the three months ended October 31, 2012 and 2011, respectively; and $47,000 and $97,000 for the six months ended October 31, 2012 and 2011, respectively.

Other assets

Other assets consist of the following as of October 31, 2012 and April 30, 2012:

	October 31, 2012	April 30, 2012
Prepaid royalty fee	$50,000	$50,000
Other	8,262	15,666
	$58,262	$65,666

Accrued liabilities

Accrued liabilities consist of the following as of October 31, 2012 and April 30, 2012:

	October 31, 2012	April 30, 2012
Deferred government grant revenue	$229,474	$244,013
Convertible note interest payable	61,500	59,583
Employee related	54,815	352,400
Restructuring liability	43,728	-
Other	24,437	64,012
Preferred stock dividend payable	14,863	21,479
Section 409A tax liability	-	532,350
	$428,817	$1,273,837

Other liabilities

As further discussed in Note 10 below, following the closing of the Company’s research and development facility in California, the Company recorded a liability for the remaining lease payments due under its long-term, non-cancelable operating lease for this facility, which expires in July 2015. The table below summarizes the future minimum payments due under this lease agreement.

	October 31, 2012	April 30, 2012
Non-cancelable operating lease obligation	$120,252	$-
Less: current portion	(43,728)	-
Long-term portion of non-cancelable operating lease obligation	$76,524	$-

The Company has entered into a long-term sublease agreement with an unrelated third party covering the vacated space, which extends through the termination date.

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of October 31, 2012:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$587,007	11.5	$-	$(246,515)	$340,492
License Rights	557,287	16.4	-	(103,438)	453,849
Trademarks	110,157	N/A	-	-	110,157
Total	$1,254,451		$-	$(349,953)	$904,498

The following table summarizes the Company’s intangible assets as of April 30, 2012:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$546,624	11.7	$-	$(233,989)	$312,635
License Rights	540,668	16.6	-	(89,429)	451,239
Trademarks	138,631	N/A	(29,534)	-	109,097
Total	$1,225,923		$(29,534)	$(323,418)	$872,971

The aggregate amortization expense on the above intangibles was approximately $13,000 and $10,000, for the three months ended October 31, 2012 and 2011, respectively; and $27,000 and $21,000, for the six months ended October 31, 2012 and 2011 respectively.

Patents and License Rights

The Company currently holds, has filed for, or owns exclusive rights to, U.S. and worldwide patents covering 13 various methods and uses of its perfluorocarbon (“PFC”) technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter.

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

Equity Conditions
The “Equity Conditions” will be satisfied on any date if: (i) on each day during the 30 trading days prior to such measurement date, all shares of Common Stock issued and issuable upon conversion of the Preferred Stock , as dividends on the Preferred Stock and upon exercise of the 2011 Warrants will have been issued or, to the extent not yet issued will be eligible for sale without restriction and without the need for registration under the securities laws; (ii) on each such day, the Common Stock is listed on The NASDAQ Capital Market, on one of several named alternative markets and, if subject to certain delisting proceedings or a failure to meet the maintenance standards of such an exchange, the Company must meet the minimum listing conditions of one of the other permitted markets (including the OTC Bulletin Board); (iii) on each such day, the Company has delivered Common Stock upon conversion by holders of Preferred Stock on a timely basis, as and if required; (iv) any applicable shares to be issued in connection with the determination may be issued in full without violating the ownership limitations described below or the rules of the Company’s principal market (except that the ownership limitations will not prevent the Company from delivering Common Stock in amounts up to such limits); (v) during such period, the Company has made timely payments as required; (vi) there has been no triggering event or potential triggering event under the certificate of designations; (vii) the Company has no knowledge of any fact that would cause the shares of Common Stock issuable in connection with the Preferred Stock or Preferred Warrants not to be eligible for sale without restriction; (viii) the Company meets certain minimum average trading volume qualifications on its principal market (i.e., a $375,000 aggregate dollar volume over the applicable 20 trading days); and (ix) the Company is otherwise in material compliance with its covenants and representations in the related Preferred Stock transaction documents, including the certificate of designations.

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

The scheduled conversions and actual activity for the Preferred Stock as of October 31, 2012 is as follows:

Installment Date	Pre-delivery Date	Preferred Shares Redeemedable	Less: Preferred Shares Redeemed / Converted at 10/31/12	Balance of Preferred Shares at 10/31/12	Fair Value of Preferred Stock at 10/31/12

5/12/2012	4/10/2012	583	(583)	-	$-
6/12/2012	5/10/2012	583	(583)	-	-
7/12/2012	6/8/2012	2	(2)	-	-
7/16/2012	6/15/2012	667	(667)	-	-
8/15/2012	7/13/2012	667	(667)	-	-
9/17/2012	8/14/2012	667	(667)	-	-
10/15/2012	9/12/2012	499	(112)	387	429,978
Convertible preferred stock				387	$429,978

During the six months ended October 31 2012, 3,281 shares of Preferred Stock were converted into 3,132,017 shares of Common Stock. The Company recorded interest expense of $461,031 related to these conversions. The interest expense was calculated as the difference between the fair value of the shares of Preferred Stock converted and the fair value of the Common Stock on the date of the conversion.

As of October 31, 2012, the following is a summary of the non-cash interest related to the Preferred Stock:

Interest expense on conversion of preferred stock	Amount
Dividends paid in common stock	$77,959
Dividends paid in common stock with redemptions	122,164
Fair value of warrants issued with preferred shares	656,535
Interest expense on conversion of preferred stock	461,031
Fair value adjustment to preferred stock	203,652
Accrued dividends payable	14,863
Non-cash interest expense as of October 31, 2012	$1,536,204

On October 13, 2012, the Company elected to make the scheduled November 15, 2012 installment payment in shares of Common Stock and on that date issued 210,772 shares of Common Stock. The Company expects to make subsequent scheduled payments in shares of Common Stock to the extent the Preferred Stock has not been voluntarily converted by the holders.

On November 15, 2012, the Company did not issue any additional shares of Common Stock upon the conversion of 112 shares of Preferred Stock. The Company expects to report interest expense of $55,709 related to these conversions in the third quarter of fiscal year 2013.

NOTE 6. NOTES PAYABLE

The following table summarizes the Company’s outstanding notes payable as of October 31, 2012 and April 30, 2012:

	October 31, 2012	April 30, 2012
Current portion of convertible notes payable	$7,195	$7,195
Current portion of notes payable	-	55,763
Current portion of notes payable, net	$7,195	$62,958

Long-term portion of convertible notes payable	$4,900,001	$4,900,001
Less: Unamortized discount	(2,722,225)	(3,538,891)
Long-term portion of notes payable, net	$2,177,776	$1,361,110

Convertible Note

On June 29, 2011, the Company issued a note (the “June Note”) with a principal amount of approximately $300,000 and Warrants to purchase 133,038 shares of Common Stock. On July 1, 2011, the Company issued a separate note (together with the June Note, the “Notes”) with a principal amount of $4,600,000 and warrants to purchase 2,039,911 shares of Common Stock. The aggregate gross proceeds to the Company from the offering were approximately $4.9 million, excluding any proceeds from the exercise of any warrants. The aggregate placement agent fees were $297,000 and legal fees associated with the offering were $88,839. These costs have been capitalized as debt issue costs and will be amortized as interest expense over the life of the Notes. The Company recorded amortization of debt issue costs of $32,154 and $64,308 for each of the three and six months ended October 31, 2012 and 2011, respectively.

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

The Company recorded interest expense of $628,321 and $628,569 for the three months ended October 31, 2012 and 2011, respectively; and $1,256,641 and $836,648 for the six months ended October 31, 2012 and 2011, respectively.

The total value allocated to the warrants was approximately $1,960,497 and was recorded as a debt discount against the proceeds of the notes.  In addition, the beneficial conversion features related to the notes were determined to be approximately $2,939,504.  As a result, the aggregate discount on the notes totaled $4,900,000, and is being amortized over term of the notes. The Company recorded an amortization of debt discount of approximately $408,000 and $816,000 for each of the three and six months ended October 31, 2012 and 2011, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Agreement with Virginia Commonwealth University

In May 2008 the Company entered into a license agreement with Virginia Commonwealth University (“VCU”) whereby it obtained a worldwide, exclusive license to valid claims under three of the VCU's patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications unless the Company elects to terminate the agreement prior to patent expiration.  Under the agreement the Company has an obligation to diligently pursue product development and pursue, at its own expense, prosecution of the patent applications covered by the agreement. As part of the agreement, the Company is required to pay to VCU nonrefundable payments upon achieving development and regulatory milestones. As of October 31, 2012, the Company has not met any of the developmental milestones.

The agreement with VCU also requires the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. This fee is recorded as an other current asset and is amortized over the fiscal year. Amortization expense was $17,500 and $35,000 for each of the three and six months ended October 31, 2012 and 2011, respectively.

Litigation

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements.

On August 30, 2011, Tenor Opportunity Master Fund Ltd., Aria Opportunity Fund, Ltd., and Parsoon Opportunity Fund, Ltd (collectively, “Tenor”) filed a lawsuit in the United States District Court for the Southern District of New York alleging that a right of first offer held by Tenor was breached in connection with our June 2011 financing. The complaint seeks compensatory damages, attorneys’ fees and costs.  Discovery was completed and motions for summary judgment from both sides were filed, Plaintiffs filed on the matter of breach and we filed on the matter of damages.  On July 11, 2012 the court entered an order on both summary judgment motions.  The court found in favor of Plaintiff’s motion, holding that we did breach the agreement.  The court did not find in favor of our motion regarding damages.  The matter will now move to trial for a jury to determine what, if any, damages Plaintiff’s suffered from our breach of the agreement. The trial was scheduled to begin on October, 10, 2012. However, on October 3, 2012 the court granted a motion from Tenor to continue the trial and it is now currently scheduled to start on March 7, 2013.

The Company believes the facts do not support a finding in Tenor’s favor and, accordingly, has not accrued for any amounts for a contingent liability related to this claim as of October 31, 2012.

Registration Requirement

During the fiscal year ended April 30, 2008, the Company issued warrants as part of a convertible note offering.  These warrants were issued with a requirement that the Company file a registration statement with the Securities and Exchange Commission (“SEC”) to register the underlying shares, and that it be declared effective on or before January 9, 2009. In the event that the Company does not have an effective registration statement as of that date, or if at some future date the registration ceases to be effective, then the Company is obligated to pay liquidated damages to each holder in the amount of 1% of the aggregate market value of the stock, as measured on January 9, 2009 or at the date the registration statement ceases to be effective. As an additional remedy for non-registration of the shares, the holders would also receive the option of a cashless exercise of their warrant or conversion shares. As of October 31, 2012, approximately 126,000 of these warrants are subject to the registration requirement.

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

As of October 31, 2012, all of the potentially non-compliant options were either cancelled or expired unexercised. The Company evaluated the contingent liability and concluded that the likelihood of an asserted claim is no longer probable and fails to satisfy the accrual criteria in accordance with ASC 450. As of October 31, 2012, the Company recorded a credit of approximately $532,500 against general and administrative expense in the statement of operations and reduced its accrual for the potential liability to $0.

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of October 31, 2012, there were 32,899,900 shares of common stock issued and outstanding.

Warrants

As further discussed in Note 5 above, on June 15, 2012, the Company issued 563,064 warrants as part of the second closing of the Series A Convertible Preferred Stock. The warrants were issued with an exercise price of $2.22 and a six-year term. The warrants become exercisable on the one-year anniversary of the issue date. The Company recorded non-cash interest expense of $656,535 during the six months ended October 31, 2012 for the calculated fair value of the warrants.

The following table summarizes the Company’s warrant activity for the six months ended October 31, 2012:

	Warrants	Weighted Average Exercise Price
Outstanding at April 30, 2012	5,239,964	$2.08
Issued	563,064	2.22
Forfeited	(101,153)	3.68
Outstanding at October 31, 2012	5,701,875	$2.07

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “Plan”). Under the Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of Common Stock upon exercise of stock options. On September 30, 2011, the Company’s stockholders approved an amendment to the Plan which increased the amount of shares authorized for issuance under the Plan to 6,000,000, up from 800,000 previously authorized. As of October 31, 2012 the Company had 5,514,337 shares of Common Stock available for grant under the Plan.

The following table summarizes the shares available for grant under the Plan for the six months ended October 31, 2012:

Shares Available for Grant
Balances, at April 30, 2012	5,531,630
Options granted	(29,891)
Options cancelled/forfeited	103,167
Restricted stock granted	(102,759)
Restricted stock cancelled/forfeited	12,190
Balances, at October 31, 2012	5,514,337

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

The following table summarizes the outstanding stock options under the Plan for the six months ended October 31, 2012:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at April 30, 2012	351,823	$4.06
Options granted	29,891	$1.70
Options cancelled	(104,667)	$5.66
Balances, at October 31, 2012	277,047	$3.20

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the six months ended October 31, 2012 and 2011, respectively:

	For the the six months ended October 31
	2012	2011
Risk-free interest rate (weighted average)	1.29%	2.38%
Expected volatility (weighted average)	79.17%	78.47%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.
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
Forfeitures
Stock compensation expense recognized in the statements of operations for the three and six months ended October 31, 2012 and 2011 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

As of October 31, 2012, there were unrecognized compensation costs of approximately $48,800 related to non-vested stock option grants that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.6 years.

Restricted Stock Grants

The following table summarizes the restricted stock grants under the Plan for the six months ended October 31, 2012.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at April 30, 2012	36,095	$2.19
Restricted stock granted	102,759	$1.78
Restricted stock vested	(50,992)	$1.98
Restricted stock cancelled	(12,190)	$1.85
Balances, at October 31, 2012	75,672	$1.83

The Company recorded compensation expense for these restricted stock grants of $44,158 and $122,228 for the three and six months ended October 31, 2012, respectively.

As of October 31, 2012, there were unrecognized compensation costs of approximately $46,610 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period.

NOTE 9. SEGMENT REPORTING

In the Company’s operation of its business, management, including its chief operating decision maker, the Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with GAAP.

The Company operates in a single market consisting of the design, development, marketing, sales and support of its Dermacyte® cosmetic segment. The Company’s commercial revenues are derived from sales of the Dermacyte line of topical cosmetic products in the United States and Latin America. The Company does not engage in intercompany revenue transfers between segments.

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

Net revenues and segment profit, classified by the Company’s reportable segments are as follows:

	For the three months ending October 31,		For the six months ending October 31,
	2012	2011	2012	2011
Product revenue
United States	$14,571	$27,415	$26,028	$60,892
Latin America	-	-	-	26,000
Total product revenue	$14,571	$27,415	$26,028	$86,892

	For the three months ending October 31,		For the six months ending October 31,
	2012	2011	2012	2011
Segment loss (income)
United States	$47,856	$117,120	$80,914	$332,165
Latin America	-	-	-	(10,585)
Unallocated revenues
Government grant revenue	(509,435)	(78,244)	(775,984)	(78,244)
Unallocated expenses
General and administrative	369,550	1,526,775	1,593,734	3,098,431
Research and development	604,574	488,577	1,241,846	1,140,538
Restructuring expense	170,298	-	217,774	-
Net interest and other expense	874,435	875,695	2,785,535	1,316,687
Net loss	$1,557,278	$2,929,923	$5,143,819	$5,798,992

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation may be included with various other costs in an overhead allocation to each segment and it is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

NOTE 10. RESTRUCTURING EXPENSE

In May 2012, the Company decided to consolidate its operations and relocate its research and development function to North Carolina from Costa Mesa, California. To allow for this transition period, all existing development work had been completed and all of the manufacturing of the Company’s PFC-based products had been transferred to contract manufacturers. As part of these initiatives, the Company terminated all related research and development activities and a workforce reduction was implemented.  In September 2012, the Company entered into a sublease agreement with an unrelated third party that extends throughout the remaining term of the existing lease for the vacated facility.

The Company incurred a restructuring expense of $217,774 related to the closing during the six months ended October 31, 2012. The Company expects to incur additional costs as a result of the restructuring, but it does not expect these costs to be significant beyond October 31, 2012. The following table summarizes the impact of the work force reductions and other associated costs on operating expenses and payments for the six months ended October 31, 2012, and the liability remaining on the balance sheet as of October 31, 2012.

	Charges Incurred During the Six Months Ended October 31, 2012	Amounts Paid Through October 31, 2012	Amounts Accrued at October 31, 2012
Future lease obligations, net of sublease revenue	$134,984	$21,632	$120,252
Employee severance, benefits and related costs for work force reductions	53,991	53,991	-
Other exit costs	28,799	28,799	-

The Company recorded all restructuring expenses as operating expenses on the statement of operations. All restructuring costs are expected to be paid by January 31, 2013, with the exception of approximately $109,000 of future lease obligations, net of sublease revenue.

During the six months ended October 31, 2012, the Company recognized an impairment loss of approximately $12,000 related to the disposal lab equipment as a result of the decision to discontinue internal manufacturing and development activities which is not recorded in the table above.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended April 30, 2012.

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

We believe that this strategy will allow us to develop a portfolio of high quality product development opportunities, expand our clinical development and commercialization capabilities, and enhance our ability to generate value from our proprietary technologies.

Second Quarter 2013 Highlights

The following summarizes certain key financial measures for the three months ended October 31, 2012:

●	Cash and cash equivalents were $1.5 million at October 31, 2012.

●	Net product sales from Dermacyte® were $14,600 for the second quarter of 2013 compared to $27,400 for the three months ended October 31, 2011.

●	Revenue earned under our research grant was $509,000 for the second quarter of 2013 compared to $78,000 for the three months ended October 31, 2011.

●	Our loss from operations was $0.7 million for the second quarter of 2013 compared to $2.1 million for the three months ended October 31, 2011.

●	Net cash used in operating activities was $1.1 million for the second quarter of 2013 compared to $2.5 million for the three months ended October 31, 2011.

Consistent with our strategy, during the three months ended October 31, 2012, we (i) completed the preclinical pharmacokinetics studies of Oxycyte, (ii) completed the in vitro platelet function studies in healthy volunteers and began the repeat studies using TBI subjects, (iii) began the in-life portion of the preclinical studies to evaluate the impact of Oxycyte on the immune system and (iv) engaged a CRO to manage our Phase II-B TBI clinical trials, which are expected to resume enrollment during the next fiscal quarter.

Opportunities and Trends

We continue to execute on our strategic plan, which calls for resuming our STOP-TBI (Safety and Tolerability of Oxycyte in Patients with Severe non-Penetrating Traumatic Brain Injury) Phase II-B clinical trials; supporting our collaborations to gather proof-of-concept data for additional therapeutic areas with unmet medical needs; and continuing our business development efforts to expand our product portfolio. We also continue to progress Oxycyte® through the regulatory approval process by conducting a comprehensive group of preclinical studies to confirm the safety profile of our product.  These studies are particularly focused on platelet activity and immunocompetence. We believe these actions position us well to drive future growth and create stockholder value.

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

Critical Accounting Policies and Significant Judgments and Estimates

Critical accounting policies and estimates are those policies and estimates that are most important and material to the preparation of our financial statements, and which require management’s most subjective and complex judgment due to the need to select policies from among alternatives available, and to make estimates about matters that are inherently uncertain.

As further discussed in Note 7, Commitments and Contingencies, of our Notes to Financial Statements of this quarterly report on Form 10-Q, during the three months ended October 31, 2012, management recorded a significant change to its estimate of the accrued liability relating to Section 409A of the Internal Revenue Code of 1986, as amended, or 409A, as compared to the critical accounting policies and estimates described in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Financial Overview

Results of Operations- Comparison of the Three Months Ended October 31, 2012 and 2011

Revenue

Product Revenue and Gross Profit

We generate revenue through the sale of Dermacyte® through on-line retailers and physician and medical spa facilities. Product revenue and percentage changes for the three months ended October 31, 2012 and 2011, respectively, are as follows:

	Three months ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease )
	2012	2011
Product revenue	$14,571	$27,415	$(12,844)	(47)%
Cost of sales	9,134	10,500	(1,366)	(13)%
Gross Profit	$5,437	$16,915	$(11,478)	(68)%

The decrease in product revenue for the three months ended October 31, 2012 was primarily due to the reduction in our internal sales force and the termination of existing distribution agreements in the prior year. During the current period, we employed only one internal salesperson compared to three during the same period in the prior year.

Gross profit as a percentage of revenue was 37% and 62% for three months ended October 31, 2012 and 2011, respectively. The decrease for the three months ended October 31, 2012 was due to an increase in the unit cost of our product mix as compared to the same period in the prior year.

Government Grant Revenue

We earn revenues through a cost-reimbursement grant sponsored by the United States Army, or Grant Revenue. Grant Revenue is recognized as milestones under the Grant program are achieved. Grant Revenue is earned through reimbursements for the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party contract research organizations, or CROs.

	Three months ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease )
	2012	2011
Government grant revenue	$509,435	$78,244	$431,191	551%

For the three months ended October 31, 2012, we recorded an increase of approximately $431,000 in revenue under the grant program as compared to the same period in the prior year. This increase is due to the progress of the underlying studies and the achievement of contractual milestones under the grant.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including salaries, commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Marketing and sales expenses and percentage changes for the three months ended October 31, 2012 and 2011, respectively, are as follows:

	Three months ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease )
	2012	2011
Marketing and sales expense	$53,293	$134,035	$(80,742)	(60	) %

The decrease in marketing and sales expenses for the three months ended October 31, 2012 was driven primarily by a decrease in the costs incurred for compensation and direct advertising.

-
We reduced compensation costs related to marketing and selling the cosmetic topical product line Dermacyte by approximately $50,000 compared to the same period in the prior year. These costs include salaries, commissions, and employee benefits.

-
Costs related to direct marketing and advertising decreased by approximately $24,000 compared to the same period in the prior year. These costs include attendance at trade shows and conferences, fees paid to a third party public relations firm, the costs of product samples distributed to potential customers, and the costs of direct print and online advertisements.

-
We reduced our travel and marketing sample expenses by approximately $7,000 during the three months ended October 31, 2012 as compared to the same period in the prior year.  This decrease was a result of our regional market focus and our reduction in overall headcount.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended October 31, 2012 and 2011, respectively, are as follows:

	Three months ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011
Personnel costs	$384,997	$416,132	$(31,135)	(7	) %
Legal and professional fees	361,079	919,730	(558,651)	(61	) %
Facilities	43,800	72,907	(29,107)	(40	) %
Depreciation and amortization	27,162	17,792	9,370	53%
Other costs	(447,488)	100,214	(547,702)	(547	) %

Personnel costs:

Personnel costs decreased approximately $31,000 for the three months ended October 31, 2012 compared to the same period in the prior year. The decrease was due primarily to our termination of our Chief Executive Officer in the prior year.

Legal and professional fees:

Legal and professional fees decreased approximately $560,000 for the three months ended October 31, 2012 compared to the same period in the prior year. This decrease was primarily due to decreases of approximately $320,000 in legal fees, $200,000 in board of director severance costs, and $40,000 in consulting fees.

In the prior period we recorded approximately $200,000 in severance costs associated with our previous President’s resignation from our Board of Directors. The decrease in legal fees was due primarily to the costs incurred during the prior period for the Audit Committee investigation, 409A review, and the 2011 Convertible Note transaction. The decrease in consulting fees is primarily due to associated with recruiting additional directors in the prior year.

Facilities:

Facilities include costs paid for rent and utilities at our corporate headquarters in North Carolina, the allocation of lease costs not otherwise included in Research and Development expenses, and the costs incurred for third party Information Technology (“IT”) support services. The $29,000 reduction in facilities costs during the three months ended October 31, 2012 as compared to the same period in the prior year was the result of the closure of our California facility.

Depreciation and Amortization:

The $9,000 increase in depreciation and amortization costs for the three months ended October 31, 2012 compared to the same period in the prior year was primarily due to an increase in capitalized patent expenses in the current period.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The $548,000 reduction in other costs was due primarily to a $532,000 reduction in our estimate of the accrued liability related to potential 409A violations and an overall decrease in administrative and office expenses as a result of headcount reductions as compared to the same period in the prior year.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended October 31, 2012 and 2011, respectively, are as follows:

	Three months ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease )
	2012	2011
Clinical and preclinical development	$374,683	$105,355	$269,328	256%
Personnel costs	162,419	221,064	(58,645)	(27	) %
Consulting	49,470	93,460	(43,990)	(47	) %
Depreciation	10,988	10,925	63	1%
Other costs	4,388	20,834	(16,446)	(79	) %
Facilities	2,626	36,939	(34,313)	(93	) %

Clinical and preclinical development:

The increase of approximately $269,000 in clinical and preclinical development costs for the three months ended October 31, 2012 compared to the prior year was primarily due to increases in costs associated with our pre-clinical safety studies and current Good Manufacturing Practices, or cGMP, development for Oxycyte, costs incurred to resume our Phase II-b clinical trials, and development costs for Dermacyte.

-
We incurred an increase of approximately $125,000 in pre-clinical study costs. These costs are the result of CRO fees for the completion for milestones under the Grant-funded preclinical program to assess the safety of Oxycyte for the treatment of patients with traumatic brain injury, or TBI.

-
We incurred an increase of approximately $15,000 in Dermacyte development costs. These costs are the result of consulting fees for developing dermatologic indications, costs incurred for the proof of concept clinical trials and on-going product stability and development costs.

-
We incurred an increase of approximately $50,000 in Oxycyte development costs. These costs are the result of developing cGMP supply and manufacturing capabilities and validated release methods for our clinical drug product.

-
We incurred an increase of approximately $80,000 in costs for our Phase II-b clinical trials. These costs are the result of manufacturing clinical drug product for use in the second cohort and other costs incurred to resume our TBI trials.

Personnel costs:

Personnel costs decreased approximately $59,000 for the three months ended October 31, 2012 compared to the same period in the prior year, primarily due to headcount reductions in the California lab facility and the resignation of our Chief Medical Officer in the prior year.

Consulting fees:

Consulting fees decreased approximately $44,000 for the three months ended October 31, 2012 compared to the same period in the prior year, primarily due to charges under the consulting and separation agreement for our former President and Chief Operating Officer that were not incurred in the current period.

Depreciation:

Depreciation expense remained relatively consistent for the three months ended October 31, 2012 and 2011.

Other costs:

Other costs decreased approximately $16,000 for the three months ended October 31, 2012 as compared to the same period in the prior year, due primarily to a decrease of $6,000 in travel and $9,000 in supplies as a result of closing our California facility.

Facilities:

Facilities expense decreased approximately $34,000 for the three months ended October 31, 2012 as compared to the same period in the prior year, primarily as a result of closing our California facility.

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

Restructuring expense

	Three months ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011
Restructuring expense	$170,298	$-	$170,298	—%

During the three months ended October 31, 2012, the Company recorded one-time charges of approximately $7,000 for severance and benefits related charges, $135,000 for net future lease obligations and $29,000 for other exit costs.

Interest expense

Interest expense includes the interest payments due under our long-term debt, amortization of debt issuance costs and accretion of discounts recorded against our outstanding notes. Interest expense also includes dividends and fair-value adjustments to the carrying value on our Series A Convertible Preferred Stock. Interest expense and percentage changes for the three months ended October 31, 2012 and 2011, respectively, are as follows:

	Three months ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011
Interest expense	$867,524	$871,768	$(4,244)	(0	) %

Long-term notes payable:

Interest expense for our long-term notes payable was $0 and approximately $243,000 for the three months ended October 31, 2012 and 2011, respectively. These notes payable were repaid in full in November 2011.

Convertible notes payable:

Interest expense on our outstanding convertible notes was approximately $628,000 and $629,000 for the three months ended October 31, 2012 and 2011, respectively. The recorded interest for the three months ended October 31, 2012 was comprised of approximately $188,000 for quarterly interest payable, $408,000 for amortization of debt discounts and $32,000 for amortization of debt issue costs.

Series A Convertible Preferred Stock:

Interest expense on our outstanding Series A Convertible Preferred Stock was approximately $239,000 and $0 for the three months ended October 31, 2012 and 2011, respectively. The recorded interest for the three months ended October 31, 2012 includes approximately $195,000 for the excess of the fair-value of the shares issued upon conversion over the fair value of the Series A Convertible Preferred Stock. There were no shares of Series A Convertible Preferred Stock outstanding during the three months ended October 31, 2011.

Preferred Stock Dividends:

Interest expense recorded for the payment of dividends on the Preferred Stock was approximately $44,000 for the three months ended October 31, 2012. There were no shares of Series A Convertible Preferred Stock outstanding during the three months ended October 31, 2011.

Other income and expense

Other income and expense includes non-operating income and expense items not otherwise recorded in our statement of operations. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, recognized gains and losses on foreign currency translations, interest income earned and fixed asset disposals. Other expense for the three months ended October 31, 2012 and 2011, respectively, is as follows:

	Three months ended October 31,		Increase/ (Decrease)
	2012	2011
Other expense, net	$6,911	$3,927	$2,984

During the three months ended October 31, 2012 compared to the prior year, we recorded income from sublease agreements and interest of approximately $5,000 and $3,000, respectively. We recorded losses of approximately $12,000 and $7,000 from the disposal of fixed assets and other non-operating expenses.

Results of Operations- Comparison of the Six Months Ended October 31, 2012 and 2011

Revenue

Product Revenue and Gross Profit

We generate revenue through the sale of Dermacyte® through on-line retailers and physician and medical spa facilities. Product revenue and percentage changes for the six months ended October 31, 2012 and 2011, respectively, are as follows:

	Six months ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011
Product revenue	$26,028	$86,892	$(60,864)	(70	) %
Cost of sales	15,044	45,104	(30,060)	(67	) %
Gross profit	$10,984	$41,788	$(30,804)	(74	) %

The decrease in product revenue for the six months ended October 31, 2012 was primarily due to the reduction in our internal sales force and the termination of existing distribution agreements in the prior year. During the six months ended October 31, 2011, we recorded $26,000 in revenue from sales to our distributer that did not occur in the current period. During the current period, we employed only one internal salesperson compared to six during the same period in the prior year.

Gross profit as a percentage of revenue was 42% and 48% for six months ended October 31, 2012 and 2011, respectively. The decrease for the six months ended October 31, 2012 was due to a greater proportion of total sales through retail regional sales versus wholesale and distributor channels as compared to the same period in the prior year.

Government Grant Revenue

We earn Grant Revenue through a cost-reimbursement grant sponsored by the United States Army. Grant Revenue is recognized as milestones under the Grant program are achieved. Grant Revenue is earned through reimbursements for the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party CROs.

	Six months ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011
Government grant revenue	$775,984	$78,244	$697,740	892%

For the six months ended October 31, 2012, we recorded an increase of approximately $698,000 in revenue under the grant program as compared to the same period in the prior year. This increase is due to the progress of the underlying studies and the achievement of contractual milestones under the grant.

In addition to the revenue earned, we have recorded approximately $229,000 in deferred revenue associated with the grant. Deferred revenue under the grant represents pass-through costs that have been reimbursed in advance of performing the studies underlying the subcontracts.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including salaries, commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Marketing and sales expenses and percentage changes for the six months ended October 31, 2012 and 2011, respectively, are as follows:

	Six months ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011
Marketing and sales expense	$91,898	$363,368	$(271,470)	(75	) %

The decrease in marketing and sales expenses for the six months ended October 31, 2012 was driven primarily by a decrease in the costs incurred for compensation and direct advertising.

-
We reduced compensation costs related to marketing and selling the cosmetic topical product line Dermacyte by approximately $146,000 compared to the same period in the prior year. These costs include salaries, commissions, and employee benefits.

-
Costs related to direct marketing and advertising decreased by approximately $83,000 compared to the same period in the prior year. These costs include attendance at trade shows and conferences, fees paid to a third party public relations firm, the costs of product samples distributed to potential customers, and the costs of direct print and online advertisements.

-
We reduced our travel and marketing sample expenses by approximately $42,000 during the six months ended October 31, 2012 as compared to the same period in the prior year.  This decrease was a result of our regional market focus and our reduction in overall headcount.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the six months ended October 31, 2012 and 2011, respectively, are as follows:

	Six months ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011
Legal and professional fees	$1,048,578	$1,741,371	$(692,793)	(40	) %
Personnel costs	750,632	876,869	(126,237)	(14	) %
Facilities	90,815	155,690	(64,875)	(42	) %
Depreciation and amortization	54,164	97,471	(43,307)	(44	) %
Other costs	(350,455)	227,030	(577,485)	(254	) %

Legal and professional fees:

Legal and professional fees decreased approximately $693,000 for the six months ended October 31, 2012 compared to the same period in the prior year. This decrease was primarily due to decreases of approximately $230,000 in legal fees, $165,000 in consulting fees, $155,000 in other professional fees, $103,000 in accounting and filing fees and $35,000 in investor relations costs.

-
The decrease in legal expenses was due to a reduction in the costs incurred for securities matters and SEC filings, general employment matters, intellectual property and our SIX listing, partially offset by the costs incurred to defend the Tenor matter and fees associated with the second closing of the Series A Preferred Stock.

-	The decrease in consulting fees was due to a reduction in Board of Director and executive recruiting fees partially and the elimination of other executive consulting expenses in the current period.

-
The decrease in other professional fees was due to approximately $200,000 in severance costs related to our former President’s resignation from our Board of Directors in the prior year, partially offset by an increase of $35,000 in fees and travel costs associated with Board retainers and meetings

-	The decrease in accounting and filing fees was due to a reduction in audit fees and the fees associated with our continued listing on the SIX in the prior year.

-	The decrease in investor relations costs was due primarily to the fees incurred for public and investor relations services related to our continued listing on the SIX in the prior year.

Personnel costs:

Personnel costs decreased approximately $126,000 for the six months ended October 31, 2012 compared to the same period in the prior year. The decrease was due primarily to our termination of our Chief Executive Officer in the prior year.

Facilities:

Facilities include costs paid for rent and utilities at our corporate headquarters in North Carolina, the allocation of lease costs not otherwise included in Research and Development expenses, and the costs incurred for third party IT support services. Facilities expense decreased approximately $65,000 due to reductions of $41,000 in allocated lease costs associated with our California facility, $8,000 lease termination payments on our previous North Carolina office facility and $16,000 in utilities expense primarily due to fees paid to outside service providers for network and computer maintenance services.

Depreciation and Amortization:

The $43,000 decrease in depreciation and amortization costs for the six months ended October 31, 2012 compared to the same period in the prior year was primarily due to assets becoming fully depreciated in the current period.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The $577,000 reduction in other costs was due primarily to a $532,000 reduction in our estimate of the accrued liability related to potential 409A violations and an overall decrease of $78,000 in administrative and office expenses as a result of headcount reductions, partially offset by an increase of $33,000 in insurance premiums as compared to the same period in the prior year.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the six months ended October 31, 2012 and 2011, respectively, are as follows:

	Six months ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011
Clinical and preclinical development	$721,704	$321,891	$399,813	124%
Personnel costs	334,787	466,921	(132,134)	(28	) %
Consulting	87,459	210,629	(123,170)	(58	) %
Other costs	23,676	36,705	(13,029)	(35	) %
Depreciation	23,522	30,514	(6,992)	(23	) %
Facilities	50,698	73,878	(23,180)	(31	) %

Clinical and preclinical development:

The increase of approximately $400,000 in clinical and preclinical development costs for the six months ended October 31, 2012 compared to the prior year was primarily due to increases in costs associated with our pre-clinical studies and quality assurance for Oxycyte, partially offset by a reduction in costs associated with Dermacyte development.

-
We incurred an increase of approximately $345,000 in pre-clinical study costs. These costs are the result of CRO fees for the completion for milestones under the Grant-funded preclinical program to assess the safety of Oxycyte for the treatment of patients with TBI.

-
We incurred an increase of approximately $145,000 in Oxycyte development costs. These costs are the result of developing cGMP supply and manufacturing capabilities and validated release methods for our clinical drug product.

-	We decreased Dermacyte development costs by approximately $90,000. This decrease was primarily related to the development of additional cosmetic formulations in the prior year.

Personnel costs:

Personnel costs decreased approximately $132,000 for the six months ended October 31, 2012 compared to the same period in the prior year, primarily due to headcount reductions in the California lab facility and the resignation of our Chief Medical Officer in the prior year.

Consulting fees:

Consulting fees decreased approximately $132,000 for the six months ended October 31, 2012 compared to the same period in the prior year, primarily due to charges under the consulting and separation agreement for our former President and Chief Operating Officer that were not incurred in the current period.

Other costs:

Other costs decreased approximately $13,000 for the six months ended October 31, 2012 as compared to the same period in the prior year, due primarily to a decrease of $4,000 in travel and $8,000 in supplies as a result of closing our California facility.

Depreciation:

Depreciation expense remained relatively consistent for the six months ended October 31, 2012 and 2011.

Facilities:

Facilities expense decreased approximately $23,000 for the six months ended October 31, 2012 as compared to the same period in the prior year, primarily as a result of closing our California facility.

Restructuring expense

	Six months ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011
Restructuring expense	$217,774	$-	$217,774	—%

During the six months ended October 31, 2012, the Company recorded one-time charges of approximately $54,000 for severance and benefits related charges, $135,000 for net future lease obligations and $29,000 for other exit costs.

Interest expense

Interest expense includes the interest payments due under our long-term debt, amortization of debt issuance costs and accretion of discounts recorded against our outstanding notes. Interest expense also includes dividends and fair-value adjustments to the carrying value on our Series A Convertible Preferred Stock. Interest expense and percentage changes for the six months ended October 31, 2012 and 2011, respectively, are as follows:

	Six months ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2012	2011
Interest expense	$2,793,427	$1,307,566	$1,485,861	114%

Long-term notes payable:

Interest expense for our long-term notes payable was $0 and approximately $470,000 for the six months ended October 31, 2012 and 2011, respectively. These notes were repaid in full in November 2011.

Convertible notes payable:

Interest expense on our outstanding convertible notes was approximately $1,257,000 and $837,000 for the six months ended October 31, 2012 and 2011, respectively. The recorded interest for the six months ended October 31, 2012 was comprised of approximately $377,000 for quarterly interest payable, $816,000 for amortization of debt discounts and $64,000 for amortization of debt issue costs.

Series A Convertible Preferred Stock:

Interest expense on our outstanding Series A Convertible Preferred Stock was approximately $1,536,000 and $0 for the six months ended October 31, 2012 and 2011, respectively. The recorded interest for the six months ended October 31, 2012 was comprised of approximately $657,000 for the calculated fair value of the warrants issued with the Series A Convertible Preferred Stock, $460,000 for the excess of the fair-value of the shares issued upon conversion over the fair value of the Series A Convertible Preferred Stock and $204,000 for the fair value adjustment to the remaining Preferred Stock outstanding at October 31, 2012. There were no shares of Series A Convertible Preferred Stock outstanding during the six months ended October 31, 2011.

Preferred Stock Dividends:

Interest expense recorded for the payment of dividends on the Preferred Stock was approximately $215,000 for the six months ended October 31, 2012. There were no shares of Series A Convertible Preferred Stock outstanding during the six months ended October 31, 2011.

Other income and expense

Other income and expense includes non-operating income and expense items not otherwise recorded in our statement of operations. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, prior to exiting the facility on September 1, 2012, recognized gains and losses on foreign currency translations, interest income earned and fixed asset disposals. Other (income) expense for the six months ended October 31, 2012 and 2011, respectively, is as follows:

	Six months ended October 31,		Increase/ (Decrease)
	2012	2011
Other income (expense), net	$(7,892)	$9,121	$(17,013)

Other income (expense) decreased approximately $17,000 for the six months ended October 31, 2012 compared to the same period in the prior year, primarily due to sub lease income from our California facility in the current period that was not earned in the same period during the prior year.

During the six months ended October 31, 2012 compared to the prior year, we recorded income from sublease agreements and interest of approximately $19,000 and $5,000, respectively. We recorded losses of approximately $12,000 and $14,000 from the disposal of fixed assets and other non-operating expenses.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of October 31, 2012 we had an accumulated deficit of $112.8 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of Oxycyte and other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $2,116,923 and $2,631,032 of total current assets and working capital of $771,633 and $(495,838) as of October 31, 2012 and April 30, 2012, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

We are in the preclinical and clinical trial stages in the development of our product candidates. We are currently conducting Phase II-b clinical trials for the use of Oxycyte in the treatment of severe traumatic brain injury. Even if we are successful with our Phase II-b study, we must then conduct a Phase III clinical study and, if that is successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other product candidates must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products though we can give no assurance that any such initiative will be successful. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond January 31, 2013 depends on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining the necessary resources.

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

On June 15, 2012, the Company sold 2,500 Units for net proceeds of approximately $2.3 million upon the closing of the first additional installment. The remainder of the 2011 Offering, which may be up to $1.5 million, was scheduled to be completed in an additional closing in September 2012. However, as our stock was trading at a level below the minimum price, the additional closing did not occur.  We will need to find alternative sources of capital to continue as a going concern, and there can be no assurance that such funding will be available on favorable terms or at all.

Based on our working capital at October 31, 2012, we believe we have sufficient capital on hand to continue to fund operations through January 31, 2013.

Cash Flows

The following table shows a summary of our cash flows for the six months ended October 31, 2012 and 2011:

	For the six months ended October 31,
	2012	2011
Net cash used in operating activities	$(2,741,815)	$(4,583,454)
Net cash used in investing activities	(70,781)	(161,475)
Net cash provided by financing activities	2,444,237	5,797,242

Net cash used in operating activities.  Net cash used in operating activities was $2.7 million for the six months ended October 31, 2012 compared to net cash used in operating activities of $4.6 million for the six months ended October 31, 2011. The decrease in cash used for operating activities was due primarily to decreases in our overall administrative expenses, our costs associated with marketing and selling our cosmetic products and revenue received under the Army Grant; partially offset by an increase in costs incurred for research and development activities.

Net cash used in investing activities. Net cash used in investing activities was $70,781 for the six months ended October 31, 2012 compared to net cash used in investing activities of $161,475 for the six months ended October 31, 2011. The decrease in cash used for investing activities was due to a reduction in capitalized legal fees incurred for filing and maintaining our patent portfolio.

Net cash provided by financing activities. Net cash provided by financing activities was $2.4 million for the six months ended October 31, 2012 compared to net cash provided by financing activities of $5.8 million for the six months ended October 31, 2011. The decrease of net cash provided by financing activities was due primarily to net proceeds of $2.3 million received from the issuance of Preferred Stock on June 15, 2012 as compared to the $4.5 million received from the issuance of the convertible notes and the $0.7 million proceeds from the issuance of promissory notes payable under the Note Purchase Agreement with Vatea Fund during the six months ended October 31, 2011.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through January 31, 2013. We will need substantial additional capital in the future in order to complete the development and commercialization of Oxycyte and to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

On July 27, 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The revised standard provides companies with an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The qualitative assessment is not an accounting policy election and can be performed on none, some, or all of a company’s indefinite-lived intangible assets. ASU 2012-02 is effective on May 1, 2013 and early adoption is permitted. We do not believe adoption of ASU 2012-02 will have a material impact on our financial statements.

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

We believe that there have been no significant changes in our market risk exposures for the three months ended October 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2012, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On August 30, 2011, Tenor Opportunity Master Fund Ltd., Aria Opportunity Fund, Ltd., and Parsoon Opportunity Fund, Ltd (collectively, “Tenor”) filed a lawsuit in the United States District Court for the Southern District of New York alleging that a right of first offer held by Tenor was breached in connection with our June 2011 financing. The complaint seeks compensatory damages, attorneys’ fees and costs.  Discovery was completed and motions for summary judgment from both sides were filed, Plaintiffs filed on the matter of breach and we filed on the matter of damages.  On July 11, 2012 the court entered an order on both summary judgment motions.  The court found in favor of Plaintiff’s motion, holding that we did breach the agreement.  The court did not find in favor of our motion regarding damages.  The matter will now move to trial for a jury to determine what, if any, damages Plaintiff’s suffered from our breach of the agreement. The trial was scheduled to begin on October, 10, 2012. However, on October 3, 2012 the court granted a motion from Tenor to continue the trial and it is now currently scheduled to start on March 7, 2013.

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

Our common stock is currently listed on the NASDAQ Capital Market, or NASDAQ. Continued listing of a security on NASDAQ is conditioned upon compliance with various continued listing standards, which require, among other things, that for 30 consecutive trading days (i) the closing minimum bid price for our listed securities not be lower than $1.00 per share and (ii) our market capitalization not be lower than $35 million. The closing bid price for our shares has been less than $1.00 per share since August 21, 2012 and our market capitalization has been less than $35 million since August 8, 2012.

On September 20, 2012 we received a deficiency notice from NASDAQ due to our market capitalization falling below $35 million for 30 consecutive days. We are required to regain compliance with continued listing standards before March 19, 2013. On October 3, 2012 we received a deficiency notice from NASDAQ due to the closing bid price for our shares falling below $1.00 per share for 30 consecutive days. We are required to regain compliance with continued listing standards before April 1, 2013.

There can be no assurance made that we will be able to regain compliance during that period, and, if we do not, our common stock will be subject to delisting from the NASDAQ.  Delisting from NASDAQ would negatively impact us and our stockholders by, among other things, reducing the liquidity and market price of our common stock and adversely affecting our ability to raise additional capital.

The second additional closing of our December 2011 registered direct offering did not occur.

While our 2011 Offering provided for an aggregate amount of up to $7.5 million, only $3.5 million of the offered securities were purchased initially.  In June 2012, an additional $2.5 million of the offered securities were purchased.

The remainder of the 2011 Offering, which may be up to $1.5 million, was scheduled to be completed in an additional closing in September 2012. The final closing was subject to various conditions, including conditions that are outside of our control, including, but not limited to, a minimum stock price prior to the final closing and a minimum trading volume limitation. As of September 14, 2012, our stock was trading at a level below the minimum price and the final closing did not occur. We will need to find alternative sources of capital to continue as a going concern, and there can be no assurance that such funding would be available on favorable terms or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

The following table lists all repurchases during the second quarter of fiscal 2013 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that August Yet Be Purchased Under the Plans or Programs

August 1, 2012 - August 31, 2012	15,376	$1.82	-	$-
September 1, 2012 - September 30, 2012	438	0.88	-	-
October 1, 2012 - October 31, 2012	438	0.60	-	-
Total	16,252	$1.76	-	$-

(1)	Represents shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

Unregistered Sales of Equity Securities

On September 28, 2012, we issued 83,297 shares of unregistered common stock as payment of $187,833 of interest due on our outstanding convertible notes.

All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXYGEN BIOTHERAPEUTICS, INC.

Date: December 14, 2012	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
Chief Financial Officer and Interim Chief Executive Officer