Form 10-Q
period 2013-01-31
OXYGEN BIOTHERAPEUTICS, INC.
filed 2013-03-18
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

As of March 15, 2013, the registrant had outstanding 38,305,765 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
BALANCE SHEETS

	January 31, 2013	April 30, 2012
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$828,811	$1,879,872
Accounts receivable	13,642	13,385
Government grant receivable	87,185	35,650
Inventory	107,938	83,370
Prepaid expenses	341,884	455,946
Other current assets	272,713	162,809
Total current assets	1,652,173	2,631,032
Property and equipment, net	226,808	293,606
Debt issuance costs, net	182,197	278,659
Intangible assets, net	923,397	872,971
Other assets	58,262	65,666
Total assets	$3,042,837	$4,141,934

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$807,679	$542,809
Accrued liabilities	1,085,373	1,273,837
Convertible preferred stock	-	1,247,266
Current portion of notes payable, net	98,657	62,958
Total current liabilities	1,991,709	3,126,870
Other liabilities	65,592	-
Long-term portion of notes payable, net	2,586,109	1,361,110
Total liabilities	4,643,410	4,487,980

Commitments and contingencies; see Note 7.
Stockholders' deficit
Preferred stock, undesignated, authorized 9,992,500 shares; see Note 5.	-	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 33,650,499 and 29,417,718, respectively	3,365	2,942
Additional paid-in capital	113,581,120	107,279,296
Deficit accumulated during the development stage	(115,185,058)	(107,628,284)
Total stockholders’ deficit	(1,600,573)	(346,046)
Total liabilities and stockholders' deficit	$3,042,837	$4,141,934

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
STATEMENTS OF OPERATIONS

	Period from May 26, 1967 (Inception) to January 31,	Three months ended January 31,		Nine months ended January 31,
	2013	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Product revenue	$499,153	$2,871	$4,673	$28,899	$91,565
Cost of sales	326,046	1,534	2,512	16,578	47,616
Net product revenue	173,107	1,337	2,161	12,321	43,949
Government grant revenue	1,311,550	221,051	146,101	997,035	224,345
Total net revenue	1,484,657	222,388	148,262	1,009,356	268,294

Operating expenses
Selling, general, and administrative	50,036,200	1,441,500	1,422,103	3,127,133	4,883,903
Research and development	23,686,605	369,447	599,935	1,611,293	1,740,473
Restructuring expense	220,715	2,941	-	220,715	-
Loss on impairment of long-lived assets	363,691	-	-	-	-
Total operating expenses	74,307,211	1,813,888	2,022,038	4,959,141	6,624,376

Net operating loss	72,822,554	1,591,500	1,873,776	3,949,785	6,356,082

Interest expense	43,338,767	821,777	5,341,988	3,615,204	6,649,554
Loss on extinguishment of debt	250,097	-	-	-	-
Other (income) expense	(1,226,360)	(323)	82,850	(8,215)	91,970
Net loss	$115,185,058	$2,412,954	$7,298,614	$7,556,774	$13,097,606

Net loss per share, basic		$(0.07)	$(0.26)	$(0.24)	$(0.53)
Weighted average number of common shares outstanding, basic		33,177,893	27,558,532	31,828,750	24,922,512
Net loss per share, diluted		$(0.14)	$(0.39)	$(0.30)	$(0.65)
Weighted average number of common shares outstanding, diluted		35,352,784	29,731,481	34,003,641	26,630,311

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
STATEMENTS OF CASH FLOWS

	Period from May 26, 1967 (Inception) to January 31,	Nine months ended January 31,
	2013	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(115,185,058)	$(7,556,774)	$(13,097,606)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,181,552	110,744	166,134
Amortization of deferred compensation	336,750	-	-
Interest on debt instruments	42,930,131	3,614,137	6,635,979
Loss on debt settlement and extinguishment	163,097	-	-
Loss on impairment, disposal and write down of long-lived assets	802,736	11,563	95,760
Issuance and vesting of compensatory stock options and warrants	8,364,235	73,574	53,292
Issuance of common stock below market value	695,248	-	-
Issuance of common stock as compensation	851,820	169,294	106,190
Issuance of common stock for services rendered	1,265,279	-	-
Issuance of note payable for services rendered	120,000	-	-
Contributions of capital through services rendered by stockholders	216,851	-	-
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(795,191)	(1,654)	(341,637)
Inventory	201,784	(28,962)	(40,616)
Accounts payable and accrued liabilities	2,069,389	127,253	(434,954)
Net cash used in operating activities	(55,781,377)	(3,480,825)	(6,857,458)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,776,675)	(14,932)	(11,371)
Proceeds from the sale of property and equipment	4,243	-	-
Capitalization of patent costs and license rights	(1,853,079)	(91,003)	(195,829)
Net cash used in investing activities	(3,625,511)	(105,935)	(207,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	44,478,293	-	8,619,181
Repurchase of outstanding warrants	(2,836,520)	-	-
Proceeds from stockholder notes payable	977,692	-	-
Proceeds from issuance of notes payable, net of issuance costs	7,621,192	102,671	837,692
Proceeds from convertible notes, net of issuance costs	13,321,447	-	4,514,162
Proceeds for issuance of convertible preferred stock	6,000,000	2,500,000	3,500,000
Payments on notes - short-term	(1,326,405)	(66,972)	(76,819)
Payments on notes - long-term	(8,000,000)	-	(8,000,000)
Net cash provided by financing activities	60,235,699	2,535,699	9,394,216

Net change in cash and cash equivalents	828,811	(1,051,061)	2,329,558
Cash and cash equivalents, beginning of period	-	1,879,872	951,944
Cash and cash equivalents, end of period	$828,811	$828,811	$3,281,502

Cash paid for:
Interest	$266,370	$1,067	$13,574
Income taxes	$27,528	$-	$-

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
STATEMENT OF CASH FLOWS, Continued

Non-cash financing activities during the nine months ended January 31, 2013:

(1)
The Company issued 248,986 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $2.255 for the payment of $561,458 interest payable on convertible notes with a gross carrying value of $4,900,000.

(2)	The Company issued 3,838,675 shares of its common stock upon the conversion of 3,668 shares of Series A Preferred Stock with a fair value of $4,509,987.

Non-cash financing activities during the nine months ended January 31, 2012:

(1)
The Company issued 161,438 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $2.255 for the payment of $364,042 interest payable on convertible notes with a gross carrying value of $4,900,000.

(2)	The Company issued 446,496 shares of its common stock upon the conversion of 583 shares of Series A Preferred Stock with a gross carrying value of $583,000.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit during the development stage of $115.2 million as of January 31, 2013, and stockholders’ deficit of $1,600,573 and $346,046 as of January 31, 2013 and April 30, 2012, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available on commercially acceptable terms, or at all.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying January 31, 2013 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

	Three months ended Janaury 31,		Nine months ended January 31,
	2013	2012	2013	2012
Historical net loss per share:
Numerator
Net loss, as reported	$(2,412,954)	$(7,298,614)	$(7,556,774)	$(13,097,606)
Less: Effect of amortization of interest expense on convertible notes	(2,496,089)	(4,258,037)	(2,496,089)	(4,258,037)
Net loss attributed to common stockholders (diluted)	(4,909,043)	(11,556,651)	(10,052,863)	(17,355,643)
Denominator
Weighted-average common shares outstanding	33,177,893	27,558,532	31,828,750	24,922,512
Effect of dilutive securities	2,174,891	2,172,949	2,174,891	1,707,799
Denominator for diluted net loss per share	35,352,784	29,731,481	34,003,641	26,630,311

Basic net loss per share	$(0.07)	$(0.26)	$(0.24)	$(0.53)
Diluted net loss per share	$(0.14)	$(0.39)	$(0.30)	$(0.65)

The following outstanding options, warrants, preferred stock and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	As of January 31,
	2013	2012

Warrants to purchase common stock	4,755,583	5,759,247
Options to purchase common stock	230,713	397,823
Restricted stock grants	55,537	-
Convertible note shares outstanding	1,942	1,942
Convertible preferred shares outstanding	-	1,490,783

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

The following tables show information regarding assets and liabilities measured at fair value on a recurring basis as of January 31, 2013 and April 30, 2012:

		Fair Value Measurements at Reporting Date Using
	Balance as of January 31, 2013	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$828,811	$828,811	$-	$-

Current Liabilities
Series A convertible preferred stock	$-	$-	$-	$-

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2012	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$1,879,872	$1,879,872	$-	$-

Current Liabilities
Series A convertible preferred stock	$1,247,266	$-	$-	$1,247,266

There were no significant transfers between levels in the three months ended January 31, 2013.

The Series A Convertible Preferred Stock is recorded at fair value with changes in fair value recorded as gains or losses within non-cash interest expense. The estimate of the fair value of the securities noted above, as of the valuation date, is based on the rights and privileges afforded to the holders of the Series A Convertible Preferred Stock. The fair value of the Series A Convertible Preferred Stock is determined at each reporting period by calculating the number of conversion shares underlying the outstanding Series A Convertible Preferred Stock as described in the Series A Certificate of Designations at the average volume weighted average price of the Company’s common stock on the valuation date (unobservable inputs).

The following table provides a summary of the changes in fair value of the Company’s financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended January 31, 2013:

Series A Convertible Preferred Stock
Balance as of April 30, 2012	$1,247,266
Issued on June 15, 2012	2,500,000
Conversions to Common Stock	(3,747,266)
Adjustments to fair value as of January 31, 2013	-
Transfers in and/or out of Level 3	-
Balance as of January 31, 2013	$-

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

On February 5, 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, as an update to Comprehensive Income (Topic 220). The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU 2013-02 is effective on February 1, 2013. The Company does not believe adoption of ASU 2013-02 will have a material impact on its financial statements.

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

Inventories are recorded at cost using the First-In-First-Out (“FIFO”) method. Ending inventories are comprised of raw materials and direct costs of manufacturing and are valued at the lower of cost or market. Inventories consisted of the following as of January 31, 2013 and April 30, 2012:

	January 31, 2013	April 30, 2012
Raw materials	$28,779	$25,579
Finished goods	79,159	57,791
	$107,938	$83,370

Other current assets

Other current assets consist of the following as of January 31, 2013 and April 30, 2012:

	January 31, 2013	April 30, 2012
R&D materials	$204,440	$116,936
Unbilled government grant expenses	29,144	14,950
Deferred cost of sales	17,500	-
Dermacyte samples	14,539	19,529
Other	7,090	11,394
	$272,713	$162,809

Property and equipment, net

Property and equipment consist of the following as of January 31, 2013 and April 30, 2012:

	January 31, 2013	April 30, 2012
Laboratory equipment	$959,401	$968,101
Computer equipment and software	136,218	134,005
Office furniture and fixtures	130,192	140,255
Leasehold improvements	-	4,810
	1,225,811	1,247,171
Less: Accumulated depreciation and amortization	(999,003)	(953,565)
	$226,808	$293,606

Depreciation and amortization expense was approximately $23,000 and $36,000 for the three months ended January 31, 2013 and 2012, respectively; and $70,000 and $134,000 for the nine months ended January 31, 2013 and 2012, respectively.

Other assets

Other assets consist of the following as of January 31, 2013 and April 30, 2012:

	January 31, 2013	April 30, 2012
Prepaid royalty fee	$50,000	$50,000
Other	8,262	15,666
	$58,262	$65,666

Accrued liabilities

Accrued liabilities consist of the following as of January 31, 2013 and April 30, 2012:

	January 31, 2013	April 30, 2012
Contingent liability	$600,000	$532,350
Deferred government grant revenue	209,830	244,013
Other operating costs	92,871	64,012
Employee related	77,319	352,400
Convertible note interest payable	61,625	59,583
Restructuring liability	43,728	-
Preferred stock dividend payable	-	21,479
	$1,085,373	$1,273,837

Other liabilities

As further discussed in Note 10 below, following the closing of the Company’s research and development facility in California, the Company entered into a long-term sublease agreement with an unrelated third party covering the vacated space which extends through the termination date. The Company recorded a liability for the remaining lease payments due under its long-term, non-cancelable operating lease for this facility, net of sublease payments, which expires in July 2015. The table below summarizes the net future minimum payments due under this lease agreement.

	January 31, 2013	April 30, 2012
Net non-cancelable operating lease obligation	$109,320	$-
Less: current portion	(43,728)	-
Long-term portion of net non-cancelable operating lease obligation	$65,592	$-

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of January 31, 2013:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$616,344	11.5	$-	$(253,473)	$362,871
License Rights	560,892	15.9	-	(110,523)	450,369
Trademarks	110,157	N/A	-	-	110,157
Total	$1,287,393		$-	$(363,996)	$923,397

The following table summarizes the Company’s intangible assets as of April 30, 2012:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$546,624	11.7	$-	$(233,989)	$312,635
License Rights	540,668	16.6	-	(89,429)	451,239
Trademarks	138,631	N/A	(29,534)	-	109,097
Total	$1,225,923		$(29,534)	$(323,418)	$872,971

The aggregate amortization expense on the above intangibles was approximately $14,000 and $11,000, for the three months ended January 31, 2013 and 2012, respectively; and $41,000 and $32,000, for the nine months ended January 31, 2013 and 2012, respectively.

Patents and License Rights

The Company currently holds, has filed for, or owns exclusive rights to, U.S. and worldwide patents covering 13 various methods and uses of its perfluorocarbon (“PFC”) technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter. The Company capitalized patent costs of approximately $32,900 and $ 34,700, for the three months ended January 31, 2013 and 2012, respectively; and $89,900 and $177,000, for the nine months ended January 31, 2013 and 2012, respectively.

Trademarks

The Company currently holds, or has filed for, trademarks to protect the use of names and descriptions of its products and technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its trademark applications. The Company capitalized trademark costs of approximately $0 and $8,600, for the three months ended January 31, 2013 and 2012, respectively; and $1,100 and $18,843, for the nine months ended January 31, 2013 and 2012 respectively.

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

The scheduled conversions and actual activity for the Preferred Stock for the nine months ended January 31, 2013 is as follows:

Installement Date	Pre-delivery Date	Preferred Shares Redeemedable	Less: Preferred Shares Redeemed / Converted at 01/31/13	Balance of Preferred Shares at 01/31/13	Fair Value of Preferred Stock at 01/31/13

5/12/2012	4/10/2012	583	(583)	-	$-
6/12/2012	5/10/2012	583	(583)	-	-
7/12/2012	6/8/2012	2	(2)	-	-
7/16/2012	6/15/2012	667	(667)	-	-
8/15/2012	7/13/2012	667	(667)	-	-
9/17/2012	8/14/2012	667	(667)	-	-
10/15/2012	9/12/2012	112	(112)	-	-
11/15/2012	10/12/2012	112	(112)	-	-
12/17/2012	11/12/2012	110	(110)	-	-
1/15/2013	12/14/2012	28	(28)	-	-
1/31/2013	1/31/2013	138	(138)	-	-
Convertible preferred stock					$-

During the nine months ended January 31, 2013, 3,668 shares of Preferred Stock were converted into 3,838,675 shares of Common Stock. The Company recorded interest expense of $762,738 related to these conversions. The interest expense was calculated as the difference between the fair value of the shares of Preferred Stock converted and the fair value of the Common Stock on the date of the conversion.

The following summarizes the non-cash interest expense related to the Preferred Stock for the nine months ended January 31, 2013:

Amount
Dividends paid in common stock	$309,938
Fair value of warrants issued with preferred shares	656,535
Interest expense on conversion of preferred stock	762,738
Non-cash interest expense	$1,729,211

NOTE 6. NOTES PAYABLE

The following table summarizes the Company’s outstanding notes payable as of January 31, 2013 and April 30, 2012:

	January 31, 2013	April 30, 2012
Current portion of convertible notes payable	$7,195	$7,195
Current portion of notes payable	91,462	55,763
Current portion of notes payable, net	$98,657	$62,958

Long-term portion of convertible notes payable	$4,900,001	$4,900,001
Less: Unamortized discount	(2,313,892)	(3,538,891)
Long-term portion of notes payable, net	$2,586,109	$1,361,110

Convertible Note

On June 29, 2011, the Company issued a note (the “June Note”) with a principal amount of approximately $300,000 and Warrants to purchase 133,038 shares of Common Stock. On July 1, 2011, the Company issued a separate note (together with the June Note, the “Notes”) with a principal amount of $4,600,000 and warrants to purchase 2,039,911 shares of Common Stock. The aggregate gross proceeds to the Company from the offering were approximately $4.9 million, excluding any proceeds from the exercise of any warrants. The aggregate placement agent fees were $297,000 and legal fees associated with the offering were $88,839. These costs have been capitalized as debt issue costs and will be amortized as interest expense over the life of the Notes. The Company recorded amortization of debt issue costs of $32,154 and $96,462 for each of the three and nine months ended January 31, 2013 and 2012, respectively.

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

The Company recorded interest expense of $628,321 for the three months ended January 31, 2013 and 2012, respectively; and $1,884,962 and $1,464,968 for the nine months ended January 31, 2013 and 2012, respectively.

The total value allocated to the warrants was approximately $1,960,497 and was recorded as a debt discount against the proceeds of the notes.  In addition, the beneficial conversion features related to the notes were determined to be approximately $2,939,503.  As a result, the aggregate discount on the notes totaled $4,900,000, and is being amortized over term of the notes. The Company recorded interest expense for the amortization of the debt discount of approximately $408,000 and $1,225,000 for each of the three and nine months ended January 31, 2013 and 2012, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Agreement with Virginia Commonwealth University

In May 2008 the Company entered into a license agreement with Virginia Commonwealth University (“VCU”) whereby it obtained a worldwide, exclusive license to valid claims under three of the VCU's patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications unless the Company elects to terminate the agreement prior to patent expiration.  Under the agreement the Company has an obligation to diligently pursue product development and pursue, at its own expense, prosecution of the patent applications covered by the agreement. As part of the agreement, the Company is required to pay to VCU nonrefundable payments upon achieving development and regulatory milestones. As of January 31, 2013, the Company has not met any of the developmental milestones.

The agreement with VCU also requires the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. This fee is recorded as an other current asset and is amortized over the fiscal year. Amortization expense was $17,500 and $52,500 for each of the three and nine months ended January 31, 2013 and 2012, respectively.

Litigation

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s financial statements.

On August 30, 2011, Tenor Opportunity Master Fund Ltd., Aria Opportunity Fund, Ltd., and Parsoon Opportunity Fund, Ltd. (collectively, “Tenor”) filed a lawsuit in the United States District Court for the Southern District of New York alleging that a right of first offer held by Tenor was breached in connection with our June 2011 financing. The complaint sought compensatory damages, attorneys’ fees and costs.  Discovery was completed and motions for summary judgment from both sides were filed, Plaintiffs filed on the matter of breach and we filed on the matter of damages. On July 11, 2012 the court entered an order on both summary judgment motions. The court found in favor of Plaintiff’s motion, holding that we did breach the agreement. The court did not find in favor of our motion regarding damages. The matter was then set to move to trial for a jury to determine what, if any, damages Plaintiff’s suffered from our breach of the agreement. The trial was scheduled to begin on October, 10, 2012. On October 3, 2012 the court granted a motion from Tenor to continue the trial until March 7, 2013.

However, on February 19, 2013, the Company and Tenor reached a tentative oral settlement of this litigation, and executed a written settlement agreement, effective March 14, 2013, under which the litigation was dismissed with prejudice. The settlement agreement provided that the parties will settle the matter for the Company’s payment of $600,000 in cash, plus interest accrued thereon from the date of the executed settlement agreement at the rate of fifteen percent (15%) per year, payable in six quarterly installments commencing on the date the parties executed the written settlement agreement. The settlement agreement also provides that upon the Company completing financings in certain amounts, if the settlement amount is not fully paid at such time, a portion of the settlement payment schedule will be accelerated.

The Company has accrued $600,000 as a liability related to this claim as of January 31, 2013.

Registration Requirement

During the fiscal year ended April 30, 2008, the Company issued warrants as part of a convertible note offering.  These warrants were issued with a requirement that the Company file a registration statement with the Securities and Exchange Commission (“SEC”) to register the underlying shares, and that it be declared effective on or before January 9, 2009. In the event that the Company does not have an effective registration statement as of that date, or if at some future date the registration ceases to be effective, then the Company is obligated to pay liquidated damages to each holder in the amount of 1% of the aggregate market value of the stock, as measured on January 9, 2009 or at the date the registration statement ceases to be effective. As an additional remedy for non-registration of the shares, the holders would also receive the option of a cashless exercise of their warrant or conversion shares. As of January 31, 2013, approximately 70,000 of these warrants are subject to the registration requirement.

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

As of January 31, 2013, all of the potentially non-compliant options were either cancelled or expired unexercised. The Company evaluated the contingent liability and concluded that the likelihood of an asserted claim is no longer probable and fails to satisfy the accrual criteria in accordance with ASC 450. During the nine months ended January 31, 2013, the Company recorded a credit of approximately $532,500 against general and administrative expense in the statement of operations and reduced its accrual for the potential liability to $0.

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of January 31, 2013, there were 33,650,499 shares of common stock issued and outstanding.

Warrants

The following table summarizes the Company’s warrant activity for the nine months ended January 31, 2013:

	Warrants	Weighted Average Exercise Price
Outstanding at April 30, 2012	5,239,964	$2.08
Issued	563,064	2.22
Forfeited	(1,047,445)	2.39
Outstanding at January 31, 2013	4,755,583	$2.03

As further discussed in Note 5 above, on June 15, 2012, the Company issued 563,064 warrants as part of the second closing of the Series A Convertible Preferred Stock. The warrants were issued with an exercise price of $2.22 and a six-year term. The warrants become exercisable on the one-year anniversary of the issue date. The Company recorded non-cash interest expense of $656,535 during the nine months ended January 31, 2013 for the calculated fair value of the warrants.

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “Plan”). Under the Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of Common Stock upon exercise of stock options. On September 30, 2011, the Company’s stockholders approved an amendment to the Plan which increased the amount of shares authorized for issuance under the Plan to 6,000,000, up from 800,000 previously authorized. As of January 31, 2013 the Company had 5,559,822 shares of Common Stock available for grant under the Plan.

The following table summarizes the shares available for grant under the Plan for the nine months ended January 31, 2013:

Shares Available for Grant
Balance, at April 30, 2012	5,531,630
Options granted	(30,891)
Options cancelled/forfeited	152,001
Restricted stock granted	(106,359)
Restricted stock cancelled/forfeited	13,441
Balance, at January 31, 2013	5,559,822

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

The following table summarizes the outstanding stock options under the Plan for the nine months ended January 31, 2013:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance, at April 30, 2012	351,823	$4.06
Options granted	30,891	$1.67
Options cancelled	(152,001)	$5.42
Balance, at January 31, 2013	230,713	$2.84

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the nine months ended January 31, 2013 and 2012, respectively:

	For the the nine months ended Janaury 31,
	2013	2012
Risk-free interest rate (weighted average)	1.29%	2.16%
Expected volatility (weighted average)	79.30%	78.65%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.
Expected Volatility
The expected stock price volatility for the Company’s common stock was determined by examining the historical volatility and trading history for its common stock over a term consistent with the expected term of its options.

Expected Term	The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. It was calculated based on the Company’s historical experience.
Expected Dividend Yield	The expected dividend yield of 0% is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not anticipate paying any dividends in the near future.
Forfeitures
Stock compensation expense recognized in the statements of operations for the three and nine months ended January 31, 2013 and 2012 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

As of January 31, 2013, there were unrecognized compensation costs of approximately $25,000 related to non-vested stock option grants that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.7 years.

Restricted Stock Grants

The following table summarizes the restricted stock grants under the Plan for the nine months ended January 31, 2013.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balance, at April 30, 2012	36,095	$2.19
Restricted stock granted	106,359	$1.75
Restricted stock vested	(73,476)	$1.94
Restricted stock cancelled	(13,441)	$1.83
Balance, at January 31, 2013	55,537	$1.77

The Company chose the “straight-line” attribution method for allocating compensation costs of each restricted stock grant over the requisite service period using fair value of the underlying common stock at the grant date. The Company recorded compensation expense for these restricted stock grants of $24,420 and $146,466 for the three and nine months ended January 31, 2013, respectively.

As of January 31, 2013, there were unrecognized compensation costs of approximately $22,400 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period.

NOTE 9. SEGMENT REPORTING

In the Company’s operation of its business, management, including its chief operating decision maker, the Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with GAAP.

The Company operates in a single commercial market consisting of the design, development, marketing, sales and support of its Dermacyte® cosmetic segment. The Company’s commercial revenues are derived from sales of the Dermacyte line of topical cosmetic products in the United States and Latin America. The Company does not engage in intercompany revenue transfers between segments.

The Company’s management evaluates performance based primarily on revenues in the geographic locations in which the Company operates. Segment profit or loss for each segment includes certain sales and marketing expenses directly attributable to the segment and excludes certain expenses that are managed outside the reportable segments.

Costs that are identifiable are allocated to the segments that benefit.  Allocated costs may include those relating to development and marketing of products and services from which multiple segments benefit, or those costs relating to services performed by one segment on behalf of other segments. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. Certain other corporate-level activity is not allocated to the Company’s segments, including costs of human resources; legal; finance; information technology; corporate development and procurement activities; and research and development.

Net revenues and segment profit, classified by the Company’s reportable segments are as follows:

	For the three months ending January 31,		For the nine months ending January 31,
	2013	2012	2013	2012
Product revenue
United States	$2,871	$4,673	$28,899	$65,565
Latin America	-	-	-	26,000
Total product revenue	$2,871	$4,673	$28,899	$91,565

	For the three months ending January 31,		For the nine months ending January 31,
	2013	2012	2013	2012
Segment loss (income)
United States	$12,784	$(1,335)	$93,698	$330,830
Latin America	-	-	-	(10,585)
Unallocated revenues
Government grant revenue	(221,051)	(146,101)	(997,035)	(224,345)
Unallocated expenses
General and administrative	1,427,379	1,421,277	3,021,114	4,519,709
Research and development	369,447	599,935	1,611,293	1,740,473
Restructuring expense	2,941	-	220,715	-
Net interest and other expense	821,454	5,424,838	3,606,989	6,741,524
Net loss	$2,412,954	$7,298,614	$7,556,774	$13,097,606

Assets are not allocated to segments for internal reporting presentations. It is impracticable for the Company to separately identify the amount of amortization and depreciation by segment in the measure of segment profit or loss.

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

The Company incurred a restructuring expense of $220,715 related to the closing during the nine months ended January 31, 2013. The Company may incur additional costs as a result of the restructuring, but it does not expect these costs to be significant beyond January 31, 2013. The following table summarizes the impact of the work force reductions and other associated costs on operating expenses and payments for the nine months ended January 31, 2013, and the liability remaining on the balance sheet as of January 31, 2013.

	Charges Incurred During the Nine Months Ended January 31, 2013	Amounts Paid Through January 31, 2013	Amounts Accrued at January 31, 2013
Future lease obligations, net of sublease revenue	$134,984	$32,564	$109,320
Employee severance, benefits and related costs for work force reductions	53,991	53,991	-
Other exit costs	31,740	31,740	-

The Company recorded all restructuring expenses as operating expenses on the statement of operations. All restructuring costs were paid by January 31, 2013, with the exception of approximately $109,000 of future lease obligations, net of sublease revenue.

During the nine months ended January 31, 2013, the Company recognized an impairment loss of approximately $12,000 related to the disposal lab equipment as a result of the decision to discontinue internal manufacturing and development activities which is not recorded in the table above.

NOTE 11. SUBSEQUENT EVENTS

Dermacyte Cosmetic License and Supply Agreement

On February 5, 2013, the Company entered into a License and Supply Agreement (the “Dermacyte License”) with the Cosmetics Division of Valor SA (“Valor”) with respect to Dermacyte, a perfluorocarbon based cosmetic product currently manufactured and distributed by the Company.  The Dermacyte License grants Valor the exclusive right to sell, import, export, distribute, package, label and otherwise commercialize Dermacyte worldwide for a five year term.  Valor is also authorized to sublicense the license granted under the Dermacyte License provided that such sublicenses are consistent with the terms of the Dermacyte License.

Under the Dermacyte License, Valor will purchase bulk Dermacyte from the Company for 125% of the Company’s actual manufacturing cost, and must pay the Company an annual, non-refundable license fee of $140,000, payable on a quarterly basis, with the first year’s payment creditable against Dermacyte purchased by Valor during the first 12 months following the effective date of the Dermacyte License. Valor must also pay the Company royalties of 5% of net sales of Dermacyte once Valor’s aggregate net sales of Dermacyte equals or exceeds $10,000,000.

Warrant Exchange Agreement

On February 21, 2013, the Company entered into Warrant Exchange Agreements (the “Warrant Exchange Agreements”) with the institutional investors party to that certain Securities Purchase Agreement by and among the Company and certain institutional investors, dated December 8, 2011 as subsequently amended (the “Prior SPA”). Under the Warrant Exchange Agreements, all warrants issued pursuant to the Prior SPA were exchanged for an aggregate of 400,000 shares of the Company’s common stock and $380,000 in cash pursuant to Section 3(a)(9) under the Securities Act. In addition, the Warrant Exchange Agreements provide that the investors party thereto may not sell, offer to sell or contract to sell the shares of common stock issued thereunder prior to and including May 21, 2013.

Series B Convertible Preferred Stock

On February 22, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) providing for the issuance and sale by the Company (the “Offering”) of $1.6 million of shares of the Company’s Series B-1 convertible preferred stock (the “Series B-1 Stock”) and $0.5 million of shares of the Company's Series B-2 convertible preferred stock (the “Series B-2 Stock” and, together with the Series B-1 Stock, the “Series B Preferred Stock”) which are convertible into a combined total of 8,400,000 shares of common stock (the “Conversion Shares”). In connection with the purchase of shares of Series B Preferred Stock in the Offering, the Investor will receive warrants to purchase a number of shares of common stock equal to 150% of the number of Conversion Shares at an exercise price equal to $0.50 (the “Warrants”). Each Warrant was immediately exercisable upon issuance, with one-half exercisable for six years and the other half exercisable for two years.

On February 27, 2013, the Company sold 2,100 units for net proceeds of approximately $1.9 million. Each unit sold consisted of (i) one share of the Company’s Series B Preferred Stock and (ii) a Warrant representing the right to purchase 6,000 shares of Common Stock at a price of $1,000 per unit, less issuance costs. The shares of Series B Preferred Stock were immediately convertible and the Warrants were immediately exercisable upon issuance.

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

Third Quarter 2013 Highlights

The following summarizes certain key financial measures for the three months ended January 31, 2013:

●	Cash and cash equivalents were $829,000 at January 31, 2013.

●	Net product sales from Dermacyte® were $2,900 for the third quarter of 2013 compared to $4,700 for the three months ended January 31, 2012.

●	Revenue earned under our research grant was $221,100 for the third quarter of 2013 compared to $146,000 for the three months ended January 31, 2012.

●	Our loss from operations was $1.6 million for the third quarter of 2013 compared to $1.9 million for the three months ended January 31, 2012.

●	Net cash used in operating activities was $0.7 million for the third quarter of 2013 compared to $2.3 million for the three months ended January 31, 2012.

Consistent with our strategy, during the three months ended January 31, 2013, we (i) completed the first phase of our preclinical studies designed to determine the effects of Oxycyte using an intercranial hemorrhage model, (ii) enrolled the first patient in the in vitro platelet function studies using TBI subjects, (iii) completed three of the four in-life portions of the preclinical studies to evaluate the impact of Oxycyte on the immune system and (iv) obtained approval from the ethics committee in Israel to initiate the second cohort of our Phase II-B TBI clinical trials, which are expected to resume enrollment during the fourth fiscal quarter.

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

As further discussed in Note 7, Commitments and Contingencies, of our Notes to Financial Statements of this quarterly report on Form 10-Q, during the three months ended January 31, 2013, management recorded a significant change to its estimate of the accrued liability relating to our litigation with Tenor, as compared to the critical accounting policies and estimates described in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.

Financial Overview

Results of Operations- Comparison of the Three Months Ended January 31, 2013 and 2012

Revenue

Product Revenue and Gross Profit

We generate revenue through the sale of Dermacyte® through on-line retailers and physician and medical spa facilities. Product revenue and percentage changes for the three months ended January 31, 2013 and 2012, respectively, are as follows:

	Three months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Product revenue	$2,871	$4,673	$(1,802)	(39	) %
Cost of sales	1,534	2,512	(978)	(39	) %
Gross profit	$1,337	$2,161	$(824)	(38	) %

The decrease in product revenue for the three months ended January 31, 2013 was primarily due to the elimination of our internal sales force and the suspension of our direct marketing and advertising programs in the current year.

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

	Three months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Government grant revenue	$221,051	$146,101	$74,950	51%

For the three months ended January 31, 2013, we recorded an increase of approximately $75,000 in revenue under the grant program as compared to the same period in the prior year. This increase is due to the progress of the underlying studies and the achievement of contractual milestones under the grant.

Marketing and Sales Expenses

Marketing and sales expenses consist primarily of personnel-related costs, including salaries, commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Marketing and sales expenses and percentage changes for the three months ended January 31, 2013 and 2012, respectively, are as follows:

	Three months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Marketing and sales expense	$14,121	$826	$13,295	1610%

The increase in marketing and sales expenses for the three months ended January 31, 2013 was driven primarily by the cost associated with website maintenance and direct marketing.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended January 31, 2013 and 2012, respectively, are as follows:

	Three months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Legal and professional fees	$916,623	$850,267	$66,356	8%
Personnel costs	371,027	343,252	27,775	8%
Other costs	75,409	127,266	(51,857)	(41	) %
Facilities	36,496	63,128	(26,632)	(42	) %
Depreciation and amortization	27,824	37,364	(9,540)	(26	) %

Personnel costs:

Personnel costs increased approximately $28,000 for the three months ended January 31, 2013 compared to the same period in the prior year. The increase was due primarily to an increase in the recognized costs associated with outstanding stock options and the vesting of restricted stock grants.

Legal and professional fees:

Legal and professional fees include the costs of external audit and tax preparation fees, external legal counsel, banking fees, investor relations and NASDAQ Stock Market, LLC, or NASDAQ, listing fees, payments to our board of directors and recruiting and other consulting fees incurred. Legal and professional fees increased approximately $66,000 for the three months ended January 31, 2013 compared to the same period in the prior year. This increase was primarily due to increases in legal fees, investor relations costs and NASDAQ listing fees partially offset by decreases in consulting costs and fees paid to our board of directors.

-
Legal expenses increased approximately $100,000 due primarily to the $600,000 accrual for settlement of the Tenor matter discussed at Note 7 to the financial statements above, partially offset by the costs incurred for the initial closing of the Series A Preferred Stock offering in the prior year.

-
Investor relations and NASDAQ listing costs increased approximately $36,000 due primarily to the costs incurred to attend and present at conferences in the current period and the costs related to our continued listing on the NASDAQ.

-	Consulting costs decreased approximately $57,000 due to a reduction in the costs associated with Board of Director and executive recruiting fees incurred in the prior year.

-	Fees paid to the board of directors decreased approximately $13,000 due primarily to the recognition of stock based compensation compared to the same period in the prior year.

Facilities:

Facilities include costs paid for rent and utilities at our corporate headquarters in North Carolina, the allocation of lease costs not otherwise included in Research and Development expenses, and the costs incurred for third party Information Technology, or IT, support services. The $27,000 reduction in facilities costs during the three months ended January 31, 2013 as compared to the same period in the prior year was primarily the result of the elimination of the allocated lease costs related to the closure of our California facility.

Depreciation and Amortization:

The $10,000 decrease in depreciation and amortization costs for the three months ended January 31, 2013 compared to the same period in the prior year was primarily due to the disposal of fixed assets related to the closure of the California facility.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The $52,000 reduction in other costs was due primarily to a $20,000 reduction in travel costs and an overall decrease in administrative and office expenses as a result of headcount reductions compared to the same period in the prior year.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended January 31, 2013 and 2012, respectively, are as follows:

	Three months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Clinical and preclinical development	$204,091	$209,609	$(5,518)	(3	) %
Personnel costs	143,333	213,240	(69,907)	(33	) %
Consulting	5,790	87,750	(81,960)	(93	) %
Depreciation	9,939	15,104	(5,165)	(34	) %
Other costs	3,697	37,293	(33,596)	(90	) %
Facilities	2,597	36,939	(34,342)	(93	) %

Clinical and preclinical development:

Clinical and preclinical development costs include the costs associated with our pre-clinical safety studies and current Good Manufacturing Practices, or cGMP, development for Oxycyte, costs incurred to resume our Phase II-b clinical trials, and development costs for Dermacyte. During the three months ended January 31, 2013, as compared to the same period in the prior year, we incurred an increase of approximately $185,000 in pre-clinical study costs due to CRO fees recognized for the completion of milestones under the Grant-funded preclinical program to assess the safety of Oxycyte for the treatment of patients with TBI; partially offset by a decrease of approximately $183,000 in costs incurred related to the development of cGMP supply and manufacturing capabilities and validated release methods for Oxycyte.

Personnel costs:

Personnel costs decreased approximately $70,000 for the three months ended January 31, 2013 compared to the same period in the prior year, primarily due to headcount reductions related to the closure of our California lab facility and the resignation of our Chief Medical Officer in the prior year.

Consulting fees:

Consulting fees decreased approximately $82,000 for the three months ended January 31, 2013 compared to the same period in the prior year, primarily due to charges under the consulting and separation agreement for our former President and Chief Operating Officer that were not incurred in the current period.

Depreciation:

Depreciation expense decreased approximately $5,000 for the three months ended January 31, 2013 compared to the same period in the prior year due to the disposal of fixed assets related to the closure of our California facility.

Other costs:

Other costs decreased approximately $34,000 for the three months ended January 31, 2013 as compared to the same period in the prior year, due primarily to a decrease in cost of lab supplies as a result of closing our California facility.

Facilities:

Facilities expense decreased approximately $34,000 for the three months ended January 31, 2013 as compared to the same period in the prior year, primarily due to the closing our California facility.

Restructuring expense

	Three months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Restructuring expense	$2,941	$-	$2,941	—%

During the three months ended January 31, 2013, the Company did not incur any additional significant restructuring costs related to the closure of our California facility.

Interest expense

Interest expense includes the interest payments due under our long-term debt, amortization of debt issuance costs and accretion of discounts recorded against our outstanding convertible notes. Interest expense also includes dividends and fair-value adjustments to the carrying value of our Series A Convertible Preferred Stock. Interest expense and percentage changes for the three months ended January 31, 2013 and 2012, respectively, are as follows:

	Three months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Interest expense	$821,777	$5,341,988	$(4,520,211)	(85)%

Long-term notes payable:

Interest expense for our long-term notes payable was $0 and approximately $2.4 million for the three months ended January 31, 2013 and 2012, respectively. These notes were repaid in full in November 2011.

Convertible notes payable:

Interest expense on our outstanding convertible notes was approximately $628,000 for the three months ended January 31, 2013 and 2012, respectively. The recorded interest for the three months ended January 31, 2013 was comprised of approximately $188,000 for quarterly interest payments, $408,000 for amortization of debt discounts and $32,000 for amortization of debt issue costs.

Series A Convertible Preferred Stock:

Interest expense on our outstanding Series A Convertible Preferred Stock was approximately $193,000 and $2.3 million for the three months ended January 31, 2013 and 2012, respectively. The recorded interest for the three months ended January 31, 2013 was comprised of approximately $98,000 for the excess of the fair-value of the shares issued upon conversion over the fair value of the Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock matured on January 31, 2013 and all of the outstanding shares were redeemed by conversion into common stock at maturity.

Preferred Stock Dividends:

Interest expense recorded for the payment of dividends on the Series A Convertible Preferred Stock Preferred Stock was approximately $95,000 and $42,000 for the three months ended January 31, 2013 and 2012, respectively.

Other income and expense

Other income and expense includes non-operating income and expense items not otherwise recorded in our statement of operations. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, recognized gains and losses on foreign currency translations, interest income earned and fixed asset disposals. Other expense for the three months ended January 31, 2013 and 2012, respectively, is as follows:

	Three months ended January 31,		Increase/ (Decrease)
	2013	2012
Other (income) expense, net	$(323)	$82,850	$(83,173)

During the three months ended January 31, 2013 compared to the prior year, we recorded income from sublease agreements and interest of approximately $300 and $10,000, respectively.

For the three months ended January 31, 2012, we recorded other non-operating expenses of approximately $93,000 for the write off of receivables from Glucometrics, Inc., the company that previously held license rights for the use of our patents related to glucose monitoring technology, which was determined to be uncollectible during the third quarter of fiscal 2012.

Results of Operations- Comparison of the Nine Months Ended January 31, 2013 and 2012

Revenue

Product Revenue and Gross Profit

We generate revenue through the sale of Dermacyte® through on-line retailers and physician and medical spa facilities. Product revenue and percentage changes for the nine months ended January 31, 2013 and 2012, respectively, are as follows:

	Nine months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Product revenue	$28,899	$91,565	$(62,666)	(68	) %
Cost of sales	16,578	47,616	(31,038)	(65	) %
Gross profit	$12,321	$43,949	$(31,628)	(72	) %

The decrease in product revenue for the nine months ended January 31, 2013 was primarily due to the elimination of our internal sales force and the suspension of our direct marketing and advertising programs in the current year and the termination of existing distribution agreements in the prior year. During the nine months ended January 31, 2012, we recorded $26,000 in revenue from sales to our distributer that did not occur in the current year. During the current year, we employed only one internal salesperson compared to six during the same period in the prior year.

Government Grant Revenue

Grant Revenue is recognized as milestones under the Grant program are achieved. Grant Revenue is earned through reimbursements for the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party CROs.

	Nine months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Government grant revenue	$997,035	$224,345	$772,690	344%

For the nine months ended January 31, 2013, we recorded an increase of approximately $773,000 in revenue under the grant program as compared to the same period in the prior year. This increase is due to the progress of the underlying studies and the achievement of contractual milestones under the grant.

In addition to the revenue earned, we have recorded approximately $210,000 in deferred revenue associated with the grant. Deferred revenue under the grant represents pass-through costs that have been reimbursed in advance of performing the studies underlying the subcontracts.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including salaries, commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Marketing and sales expenses and percentage changes for the nine months ended January 31, 2013 and 2012, respectively, are as follows:

	Nine months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Marketing and sales expense	$106,019	$364,194	$(258,175)	(71	) %

The decrease in marketing and sales expenses for the nine months ended January 31, 2013 was driven primarily by a decrease in the costs incurred for compensation and direct marketing.

-
We reduced compensation costs related to marketing and selling the cosmetic topical product line Dermacyte by approximately $146,000 compared to the same period in the prior year. These costs include salaries, commissions, and employee benefits.

-
Costs related to direct marketing and advertising decreased by approximately $70,000 compared to the same period in the prior year. These costs include attendance at trade shows and conferences, fees paid to a third party public relations firm, the costs of product samples distributed to potential customers, and the costs of direct print and online advertisements.

-
We reduced our travel and marketing sample expenses by approximately $42,000 during the nine months ended January 31, 2013 as compared to the same period in the prior year.  This decrease was a result of our regional market focus and our reduction in overall headcount.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the nine months ended January 31, 2013 and 2012, respectively, are as follows:

	Nine months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Legal and professional fees	$1,965,200	$2,591,639	$(626,439)	(24	) %
Personnel costs	1,121,660	1,220,121	(98,461)	(8	) %
Facilities	127,312	218,818	(91,506)	(42	) %
Depreciation and amortization	81,988	134,835	(52,847)	(39	) %
Other costs	(275,046)	354,296	(629,342)	(178	) %

Legal and professional fees:

Legal and professional fees include the costs of external audit and tax preparation fees, external legal counsel, banking fees, investor relations and NASDAQ listing fees, payments to our board of directors and recruiting and other consulting fees incurred. Legal and professional fees decreased approximately $626,000 for the nine months ended January 31, 2013 compared to the same period in the prior year. This decrease was primarily due to decreases of approximately $132,000 in legal fees, $217,000 in consulting fees, $171,000 in costs related to our board of directors, $55,000 in investor relations and NASDAQ listing fees and $50,000 in auditing and tax preparation costs.

-
The decrease in legal expenses was due to a reduction in the costs incurred for securities matters and SEC filings, general employment matters, intellectual property and our SIX listing, partially offset by the costs incurred to defend the Tenor matter, the accrual for the settlement of the Tenor matter described in Note 7 to the financial statements above and fees associated with the closing of the Series A Preferred Stock offering.

-	The decrease in consulting fees was due to a reduction in executive recruiting fees and the elimination of other executive consulting expenses in the current period.

-
The decrease in fees paid to our directors was due to approximately $200,000 in severance costs related to our former President’s resignation from our Board of Directors in the prior year, partially offset by an increase of $44,000 in fees and travel costs associated with directors’ retainers and meetings

-
The decrease in accounting and filing fees was due primarily to a reduction in audit fees associated with the closing of the Series A Preferred Stock offering and other filings made with the SEC in the prior year.

-	The decrease in investor relations and listing fees was due primarily to the fees incurred for public and investor relations services and other costs related to our SIX listing in the prior year.

Personnel costs:

Personnel costs decreased approximately $98,000 for the nine months ended January 31, 2013 compared to the same period in the prior year. The decrease was due primarily to reductions in executive and management headcount and the recorded cost of outstanding stock options and restricted stock.

Facilities:

Facilities include costs paid for rent and utilities at our corporate headquarters in North Carolina, the allocation of lease costs not otherwise included in Research and Development expenses, and the costs incurred for third party IT support services. Facilities expense decreased approximately $92,000 due to reductions of $68,000 in allocated lease costs related to the closure of our California facility, and $23,000 in costs for utilities and fees paid to outside service providers for network and computer maintenance services in the prior year.

Depreciation and Amortization:

Depreciation and amortization expense decreased approximately $53,000 for the nine months ended January 31, 2013 compared to the same period in the prior year due to the disposal of fixed assets related to the closure of the California facility and assets becoming fully depreciated in the current period.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The $629,000 reduction in other costs was due primarily to a $532,000 reduction in our estimate of the accrued liability related to potential 409A violations, a $50,000 reduction in travel costs and an overall decrease of $86,000 in administrative and office expenses as a result of headcount reductions, partially offset by an increase of $37,000 in insurance premiums as compared to the same period in the prior year.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the nine months ended January 31, 2013 and 2012, respectively, are as follows:

	Nine months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Clinical and preclinical development	$925,795	$531,499	$394,296	74%
Personnel costs	478,120	680,161	(202,041)	(30	) %
Consulting	93,249	298,379	(205,130)	(69	) %
Other costs	27,373	73,999	(46,626)	(63	) %
Depreciation	33,461	45,618	(12,157)	(27	) %
Facilities	53,295	110,817	(57,522)	(52	) %

Clinical and preclinical development:

Clinical and preclinical development costs include the costs associated with our pre-clinical safety studies and current Good Manufacturing Practices, or cGMP, development for Oxycyte, costs incurred to resume our Phase II-b clinical trials, and development costs for Dermacyte. The increase of approximately $394,000 in clinical and preclinical development costs for the nine months ended January 31, 2013 as compared to the prior year was primarily due to increases in costs associated with our pre-clinical studies and quality assurance for Oxycyte, partially offset by a reduction in costs associated with Dermacyte development.

-
We incurred an increase of approximately $529,000 in pre-clinical study costs. These costs are the result of CRO fees for the completion of milestones under the Grant-funded preclinical program to assess the safety of Oxycyte for the treatment of patients with TBI.

-
We incurred an increase of approximately $37,000 in Oxycyte development costs. These costs are the result of developing cGMP supply and manufacturing capabilities, validated release methods for our clinical drug product and other costs associated with resuming the phase II-b clinical trials for TBI.

-
We decreased Dermacyte development costs by approximately $169,000.  This decrease was primarily related to the development of additional cosmetic formulations, proof of concept preclinical trials, and other development activities in the prior year.

Personnel costs:

Personnel costs decreased approximately $202,000 for the nine months ended January 31, 2013 compared to the same period in the prior year, primarily due to headcount reductions related to the closure of our California lab facility during the current period and the resignation of our Chief Medical Officer in the prior year.

Consulting fees:

Consulting fees decreased approximately $205,000 for the nine months ended January 31, 2013 compared to the same period in the prior year, primarily due to charges under the consulting and separation agreement for our former President and Chief Operating Officer that were not incurred in the current period; partially offset by an increase in costs paid to regulatory consultants.

Other costs:

Other costs decreased approximately $47,000 for the nine months ended January 31, 2013 as compared to the same period in the prior year, due primarily to a decreases of $13,000 in travel cost and $32,000 in the cost of lab supplies related to the closure our California facility.

Depreciation:

Depreciation expense decreased approximately $12,000 for the nine months ended January 31, 2013 compared to the same period in the prior year due to the disposal of fixed assets related to the closure of our California facility.

Facilities:

Facilities expense decreased approximately $58,000 for the nine months ended January 31, 2013 as compared to the same period in the prior year primarily due to the closure of our California facility.

Restructuring expense

	Nine months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Restructuring expense	$220,715	$-	$220,715	—%

During the nine months ended January 31, 2013, the Company recorded one-time charges of approximately $54,000 for severance and benefits related charges, $135,000 for net future lease obligations and $29,000 for other exit costs.

Interest expense

Interest expense includes the interest payments due under our long-term debt, amortization of debt issuance costs and accretion of discounts recorded against our outstanding convertible notes. Interest expense also includes dividends and fair-value adjustments to the carrying value of our Series A Convertible Preferred Stock. Interest expense and percentage changes for the nine months ended January 31, 2013 and 2012, respectively, are as follows:

	Nine months ended January 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Interest expense	$3,615,204	$6,649,554	$(3,034,350)	(46	) %

Long-term notes payable:

Interest expense for our long-term notes payable was $0 and approximately $2.8 million for the nine months ended January 31, 2013 and 2012, respectively. These notes were repaid in full in November 2011.

Convertible notes payable:

Interest expense on our outstanding convertible notes was approximately $1.9 million and $1.5 million for the nine months ended January 31, 2013 and 2012, respectively. The recorded interest for the nine months ended January 31, 2013 was comprised of approximately $562,000 for quarterly interest payments, $1,225,000 for amortization of debt discounts and $97,000 for amortization of debt issue costs.

Series A Convertible Preferred Stock:

Interest expense on our outstanding Series A Convertible Preferred Stock was approximately $1.7 million and $2.3 million for the nine months ended January 31, 2013 and 2012, respectively. The recorded interest for the nine months ended January 31, 2013 was comprised of approximately $656,000 for the calculated fair value of the warrants issued with the Series A Convertible Preferred Stock, $559,000 for the excess of the fair-value of the shares issued upon conversion over the fair value of the Series A Convertible Preferred Stock and $204,000 for the fair value adjustment to the remaining Preferred Stock outstanding at January 31, 2013. The Series A Convertible Preferred Stock matured on January 31, 2013 and all of the outstanding shares were redeemed by conversion into common stock at maturity.

Preferred Stock Dividends:

Interest expense recorded for the payment of dividends on the Series A Convertible Preferred Stock was approximately $310,000 and $42,000 for the nine months ended January 31, 2013 and 2012, respectively.

Other income and expense

Other income and expense includes non-operating income and expense items not otherwise recorded in our statement of operations. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, prior to exiting the facility on September 1, 2012, recognized gains and losses on foreign currency translations, interest income earned and fixed asset disposals. Other (income) expense for the nine months ended January 31, 2013 and 2012, respectively, is as follows:

	Nine months ended January 31,		Increase/ (Decrease)
	2013	2012
Other (income) expense, net	$(8,215)	$91,970	$(100,185)

Other (income) expense increased approximately $100,000 for the nine months ended January 31, 2013 compared to the same period in the prior year, primarily due to the write off of receivables from Glucometrics, Inc. The company previously held license rights for the use of our patents related to glucose monitoring technology.  The receivable was determined to be uncollectible during the third quarter of 2012 and we recognized approximately $100,000 as a non-operating expense.

During the nine months ended January 31, 2013 compared to the prior year, we recorded income from sublease agreements and interest of approximately $20,000 and $15,000, respectively. We recorded losses of approximately $12,000 and $6,000 from the disposal of fixed assets and recognized losses on foreign currency translations.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of January 31, 2013 we had an accumulated deficit of $115.2 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of Oxycyte and other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $1,652,173 and $2,631,032 of total current assets and a working capital deficit of $(339,536) and $(495,838) as of January 31, 2013 and April 30, 2012, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

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

In December 2011, we entered into a Securities Purchase Agreement with certain institutional investors that provided for the sale and issuance of units (“Units”) consisting of Series A Convertible Preferred Stock and warrants in aggregate amount of up to $7.5 million in two installments (the “2011 Offering”). The first installment of $3.5 million closed on December 12, 2011, and the second installment of $4.0 million was scheduled to have occurred in June 2012, subject to certain closing conditions. Because certain closing conditions for the second installment were not satisfied, on June 14, 2012, we entered into an Amendment Agreement with each of the institutional investors that, among other things, divided the remaining installment into two installments, the first additional installment to occur in June 2012 in the amount of $2.5 million and the second additional installment to occur in September 2012 in the amount of $1.5 million.

On June 15, 2012, we sold 2,500 Units for net proceeds of approximately $2.3 million upon the closing of the first additional installment. The remainder of the 2011 Offering, which may be up to $1.5 million, was scheduled to be completed in an additional closing in September 2012. However, as our stock was trading at a level below the minimum price, the additional closing did not occur.

As further discussed in Note 11 Subsequent Events, in February 2013, we entered into a Securities Purchase Agreement with an institutional investor that provided for the sale and issuance of units (“Units”) consisting of Series B-1 and Series B-2 Convertible Preferred Stock and associated warrants in aggregate amount of up to $2.1 million (the “2013 Offering”). On February 27, 2013, we sold 2,100 shares of Series B-1 and Series B-2 Convertible Preferred Stock and associated warrants for net proceeds of approximately $1.9 million upon the closing of the 2013 Offering.

Based on our working capital at January 31, 2013, combined with the proceeds from the 2013 Offering, we believe we have sufficient capital on hand to continue to fund operations through July 31, 2013.

We will need to find alternative sources of capital to continue as a going concern, and there can be no assurance that such funding will be available on favorable terms or at all.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended January 31, 2013 and 2012:

	For the nine months ended January 31,
	2013	2012
Net cash used in operating activities	$(3,480,825)	$(6,857,458)
Net cash used in investing activities	(105,935)	(207,200)
Net cash provided by financing activities	2,535,699	9,394,216

Net cash used in operating activities.  Net cash used in operating activities was $3.5 million for the nine months ended January 31, 2013 compared to net cash used in operating activities of $6.9 million for the nine months ended January 31, 2012. The decrease in cash used for operating activities was due primarily to decreases in our overall administrative expenses, our costs associated with marketing and selling our cosmetic products and revenue received under the Army Grant; partially offset by an increase in costs incurred for research and development activities.

Net cash used in investing activities. Net cash used in investing activities was $105,935 for the nine months ended January 31, 2013 compared to net cash used in investing activities of $207,200 for the nine months ended January 31, 2012. The decrease in cash used for investing activities was due to a reduction in capitalized legal fees incurred for filing and maintaining our patent portfolio.

Net cash provided by financing activities. Net cash provided by financing activities was $2.5 million for the nine months ended January 31, 2013 compared to net cash provided by financing activities of $9.4 million for the nine months ended January 31, 2012. The decrease of net cash provided by financing activities was due primarily to net proceeds of $2.3 million received from the issuance of Preferred Stock on June 15, 2012 as compared to the $4.5 million received from the issuance of the convertible notes and the $0.7 million proceeds from the issuance of notes payable under the Note Purchase Agreement with Vatea Fund during the nine months ended January 31, 2012.

Plan of Operation

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

We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through July 31, 2013. We will need substantial additional capital in the future in order to complete the development and commercialization of Oxycyte and to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

On February 5, 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, as an update to Comprehensive Income (Topic 220). The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU 2013-02 is effective on February 1, 2013. We do not believe adoption of ASU 2013-02 will have a material impact on its financial statements.

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

We believe that there have been no significant changes in our market risk exposures for the three months ended January 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2013, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On August 30, 2011, Tenor Opportunity Master Fund Ltd., Aria Opportunity Fund, Ltd., and Parsoon Opportunity Fund, Ltd (collectively, “Tenor”) filed a lawsuit in the United States District Court for the Southern District of New York alleging that a right of first offer held by Tenor was breached in connection with our June 2011 financing. The complaint sought compensatory damages, attorneys’ fees and costs. Discovery was completed and motions for summary judgment from both sides were filed, Plaintiffs filed on the matter of breach and we filed on the matter of damages. On July 11, 2012 the court entered an order on both summary judgment motions. The court found in favor of Plaintiff’s motion, holding that we did breach the agreement. The court did not find in favor of our motion regarding damages. The matter was then set to move to trial for a jury to determine what, if any, damages Plaintiff’s suffered from our breach of the agreement. The trial was scheduled to begin on October, 10, 2012. On October 3, 2012 the court granted a motion from Tenor to continue the trial until March 7, 2013.

However, on February 19, 2013, we and Tenor reached a tentative oral settlement of this litigation, and executed a written settlement agreement, effective March 14, 2013, under which the litigation was dismissed with prejudice. The settlement agreement provides that the parties will settle the matter for our payment of $600,000 in cash, plus interest accrued thereon from the date of the executed settlement agreement at the rate of fifteen percent (15%) per year, payable in six quarterly installments commencing on the date the parties executed the written settlement agreement.  The settlement agreement also provides that upon the Company completing financings in certain amounts, if the settlement amount is not fully paid at such time, a portion of the settlement payment schedule will be accelerated.

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

There can be no assurance made that we will be able to regain compliance during that period, and, if we do not, our common stock will be subject to delisting from the NASDAQ. We would then be entitled to appeal the NASDAQ’s Staff determination to a NASDAQ Listing Qualifications Panel and request a hearing, though there can be no assurance that any such appeal would be successful. During the appeal process, our common stock would continue to trade on NASDAQ. Delisting from NASDAQ would negatively impact us and our stockholders by, among other things, reducing the liquidity and market price of our common stock and adversely affecting our ability to raise additional capital.

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

Repurchases of Common Stock

The following table lists all repurchases during the third quarter of fiscal 2013 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that August Yet Be Purchased Under the Plans or Programs
November 1, 2012 - November 30, 2012	438	$1.05	-	$-
December 1, 2012 - December 31, 2012	438	0.69	-	-
January 1, 2013 - January 31, 2013	393	0.64	-	-
Total	1,269	$0.80	-	$-

(1)	Represents shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

Unregistered Sales of Equity Securities

On December 19, 2012, we issued 83,242 shares of unregistered common stock as payment of $187,708 of interest due on our outstanding convertible notes.

All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On August 30, 2011, Tenor filed a lawsuit in the United States District Court for the Southern District of New York alleging that a right of first offer held by Tenor was breached in connection with our June 2011 financing. Subsequently, the Company and Tenor executed a written settlement agreement, effective March 14, 2013, under which the litigation was dismissed with prejudice. The settlement agreement provides that the parties will settle the matter for the Company’s payment of $600,000 in cash, plus interest accrued thereon from the date of the executed settlement agreement at the rate of fifteen percent (15%) per year, payable in six quarterly installments commencing on March 15, 2013. The settlement agreement also provides that upon the Company completing financings in certain amounts, if the settlement amount is not fully paid at such time, a portion of the settlement payment schedule will be accelerated.

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

OXYGEN BIOTHERAPEUTICS, INC.

Date: March 18, 2013	By:	/s/ Michael B. Jebsen
Michael B. Jebsen Chief Financial Officer and Interim Chief Executive Officer