Form 10-K
period 2013-04-30
OXYGEN BIOTHERAPEUTICS, INC.
filed 2013-06-26
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $29,468,107.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of June 20, 2013 was 2,096,835.

 DOCUMENTS INCORPORATED BY REFERENCE:

None.

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

Efficiently conduct clinical development to establish clinical proof of concept with our lead product candidates. Oxycyte represents a novel therapeutic modality for the treatment of traumatic brain injury and other neurological conditions. We are conducting clinical development in a number of clinical studies with the intent to establish proof of concept in a number of important disease areas where the oxygen carriers would be expected to have benefit. Our focus is on conducting well-designed studies early in the clinical development process to establish a robust foundation for subsequent development, partnership and expansion into complementary areas.

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

We received approval of our Investigational New Drug application, or IND, for severe TBI filed with  FDA and began Phase I clinical studies in October 2003, which were completed in December 2003. We submitted a report on the results to the FDA along with a Phase II protocol in 2004. Phase II-A clinical studies began in the fourth quarter 2004, and were completed in 2006. A further Phase II study protocol was filed with the FDA in the spring of 2008, but remained on clinical hold by the FDA due to safety concerns raised by the regulatory agency. In March 2011, we received confirmation of a $2.07 million, two-year cost reimbursement award from the U.S. Army to conduct safety related studies for Oxycyte.  PFC emulsions, as a therapeutic class, are known to interact with the reticuloendothelial system as part of the clearance mechanism, as well as affect the number of circulating platelets. The studies supported by this grant will examine the effects of Oxycyte on the immune system, platelet function and distribution, as well as the safety and efficacy of platelet transfusion, which can be necessary for patients with TBI and related polytrauma. Additional studies under this grant will be conducted to evaluate the pharmacokinetics of PFCs in relevant species. We believe the results of these studies will support the safety profile of Oxycyte PFC emulsion and adequately address the FDA’s safety concerns. The aforementioned comprehensive preclinical program is under way, and we have sought FDA input and guidance with the aim of ensuring that the data collected will answer the questions regulators raise. We expect to commit a substantial portion of our financial and business resources over the next three years to testing Oxycyte and advancing this product to regulatory approval for use in one or more medical applications.

Despite the FDA’s postponement of Oxycyte trials in the United States, we are authorized to continue our TBI clinical studies abroad. After receiving the FDA clinical hold, we filed a revised protocol as a dose-escalation study with the regulatory authorities in Switzerland and Israel. The relevant Swiss regulatory body approved the protocol in August 2009, and the Israel Ministry of Health approved the protocol in September 2009. The new study began in October 2009. In March 2010, we determined that it is feasible to simplify the trial design and also reduce the number of patients to be enrolled. In May 2010, we entered into a relationship with a contract research organization, or CRO, to assist us with plans to expand our study, possibly into India, and to initiate five to 10 new sites for our Phase IIb clinical trial. At that time, we believed study objectives as well as safety and efficacy endpoints would remain unchanged, and we believed the study could be concluded faster and more economically with these optimizations. The first of three cohorts has been completed and we were authorized by the Swiss and Israeli regulatory authorities to initiate the second cohort.  Despite their authorization, we stopped enrollment in order to reevaluate the protocol’s patient enrollment parameters, secure our Current Good Manufacturing Practice, or cGMP, supply of Oxycyte, review our contractor and clinical sites, and examine the possibility of opening clinical sites in other countries. At this time, we have secured our cGMP supply of Oxycyte.  We are in the process of reviewing our CRO agreement and existing clinical sites.  Our objective is to resume enrollment in the second cohort during the first quarter of fiscal year 2014.  Upon completion of the Phase II trials, a Phase III trial will need to be implemented.  In that instance, we would seek a partner to either conduct the Phase III trials, or collaborate with us to conduct the trials.

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

Dermacyte

The Dermacyte line of topical cosmetic products contains our patented PFC technology and other known cosmetic ingredients to promote the appearance of skin health and other desirable cosmetic benefits. Dermacyte is designed to provide a moist and oxygen-rich environment for the skin when it is applied topically, even in small amounts. Dermacyte Concentrate has been formulated as a cosmetic in our lab and Dermacyte Eye Complex was created by a contract formulator, with the patent held by Oxygen Biotherapeutics. Both formulas have passed required safety and toxicity tests in the United States, and we have filed a Cosmetic Product Ingredient Statement, or CPIS with the FDA. The market for oxygen-carrying cosmetics includes anti-aging, anti-wrinkle, skin abrasions and minor skin defects.

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

Since June 2010 we had marketed and sold these products through www.DermacyteUS.com (previously www.buydermacyte.com) and to dermatologists, plastic surgeons and medical spas with a combination of in-house sales, independent sales agents and exclusive distributors. We had hired a sales director based in North Carolina, and had added sales people in South Florida and California.  From October 2011 through February 2012, we evaluated that sales strategy.  The outcome was that we adjusted our growth strategy to focus exclusively on the North Carolina and South Florida markets while we focused on developing new, improved packaging for the existing commercial products, as well as reformulating the products, and expanding the line to include more skin care products.

On February 5, 2013, we entered into a License and Supply Agreement, or the Dermacyte Agreement, with the Cosmetics Division of Valor SA, or Valor, with respect to Dermacyte.  The Dermacyte Agreement grants Valor the exclusive right to sell, import, export, distribute, package, label and otherwise commercialize Dermacyte worldwide for a five year term.  Valor is also authorized to sublicense the license granted under the Dermacyte Agreement provided that such sublicenses are consistent with the terms of the Dermacyte Agreement.  The Dermacyte Agreement will become effective upon our receipt from Valor of 75% of the estimated costs to complete certain product formulation and safety studies requested by Valor. As of April 30, 2013, Valor has not requested an additional development or safety studies.

Under the Dermacyte Agreement, Valor will purchase bulk Dermacyte from us for 125% of our actual manufacturing cost, and must pay us an annual, non-refundable license fee of $140,000, payable on a quarterly basis, with the first year’s payment creditable against Dermacyte purchased by Valor in the first 12 months following the effective date of the Dermacyte Agreement.  Valor must also pay us royalties of 5% of net sales of Dermacyte once Valor’s aggregate net sales of Dermacyte equals or exceeds $10,000,000.

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

We have also developed a prototype for an oxygen-generating bandage that can be combined with Wundecyte gel. Wundecyte gel and the oxygen-generating bandage both entered preclinical testing in our first quarter of fiscal 2011. The studies were designed to measure factors such as time to wound closure and reduction in scar tissue formation as compared to a control group. Results showed an apparent increase in epithelial thickness versus the control. The treatment did not cause adverse effects and the models tolerated the treatment well. Our current product development plan is for Wundecyte to emerge into more complex wound-healing indications, also in combination with oxygen-producing technologies based on hydrogen peroxide. In December 2010 we signed a binding letter of intent with Sarasota Medical Products, Inc., or SMP, of Sarasota, Florida to determine the feasibility of pursuing a joint research and development venture for treating chronic ischemic wounds. The venture was to be based on combining Wundecyte with SMP’s topical medical devices.  No significant development activities have resulted from this agreement as of April 30, 2013.

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

In May 2009 we entered into a supply agreement with Hospira, Inc. to manufacture our Oxycyte emulsion in commercial-sized batches for clinical use under cGMP standards. We learned that the FDA issued a warning letter to Hospira on April 12, 2010.  In the letter, the FDA told Hospira that it had identified significant violations of cGMP regulations at Hospira’s manufacturing facilities in North Carolina where Oxycyte was being produced. Among other things, the warning letter indicated to Hospira that these violations cause the drug products that it manufactures in these facilities to be adulterated.  These issues were successfully remediated and their manufacturing facilities resumed operations. Subsequently, we expanded the search for manufacturers and identified potential alternative domestic sources to manufacture Oxycyte under cGMP standards for our clinical trials.  On August 30, 2011, we and Hospira entered into a Termination Agreement pursuant to which we mutually agreed to terminate the supply agreement related to the development, manufacture, supply and distribution of Oxycyte.  No early termination penalties or other payments were incurred by either party in connection with the termination.

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

We have:

-
three U.S. patents (5,824,703; 5,840,767; 6,167,887), three Australian patents (690,277; 722,417; 759,557), and two Canadian patents (2,239,170; 2,311,122) pertaining to the use and application of PFCs as gas transport agents in blood substitutes and liquid ventilation with an average remaining life of approximately 4 years;

-
exclusive in-licenses to three fundamental gas transport patent applications that represent the core technology used in our products and product candidates with an average remaining life of approximately 16 years; and

-	numerous patent applications for treatment of several medical and dermatological conditions such as TBI, acne, burns and wounds with an average remaining life of approximately 17 years.

Our patent and patent applications include claims covering:

-	methods to treat certain diseases and conditions and for biological gas exchange;

-	therapies for burn and wound victims;

-	delivery of oxygenated PFC;

-	various formulations containing PFC; and

-	methods and compositions for controlled and sustained production and delivery of peroxide and/or oxygen for biological and industrial applications.

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

Preclinical tests include evaluation of product chemistry and studies to assess the safety and effectiveness of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of the application. The goal of clinical testing is the demonstration in adequate and well-controlled studies of substantial evidence of the safety and effectiveness of the product in the setting of its intended use. The results of preclinical and clinical testing are submitted to the FDA from time to time throughout the trial process. In addition, before approval for the commercial sale of a product can be obtained, results of the preclinical and clinical studies must be submitted to the FDA in the form of a BLA. The testing and approval process requires substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the condition being treated, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional preclinical studies or clinical trials may be requested during the FDA review process and may delay product approval. After FDA approval for its initial indications, further clinical trials may be necessary to gain approval for the use of a product for additional indications. The FDA may also require post-marketing testing, which can involve significant expense, to monitor for adverse effects.

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

Research and Development

Our research and development efforts have been, and will continue to be focused on furthering the development and manufacture of Oxycyte for its use in clinical indications, primarily traumatic brain injury, spinal cord injury, and decompression sickness. We will also focus on developing Dermacyte and Wundecyte through further investments in preclinical and clinical studies. We spent approximately $2.5 million on research and development during each of the fiscal years ended April 30, 2013 and 2012.

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

As of April 30, 2013, we had 12 full-time employees. In addition to our employees, we also use the service and support of outside consultants and advisors. None of our employees is represented by a union, and we believe relationships with our employees are good.

ITEM 1A—RISK FACTORS

Risks Related to Our Financial Position and Need for Additional Capital

We will need substantial additional funding and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we focus on and proceed with our Phase II-B clinical program and begin clinical trials for our other products. In addition, our expenses could increase beyond expectations if applicable regulatory authorities, including the FDA, require that we perform additional studies to those that we currently anticipate, in which case the timing of any potential product approval may be delayed. We believe that as of June 20, 2013 our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through July 31, 2013. We will need substantial additional capital in the future in order to complete the development and commercialization of Oxycyte and to fund the development and commercialization of future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

We began research and development activities in 1990 and are a development stage company.  We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $9.4 million and $15.7 million for the years ended April 30, 2013 and 2012, respectively. As of April 30, 2013 our accumulated deficit was approximately $117 million.  We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. No revenues have been generated to date from commercial sales of any of our products, except for limited revenues from our topical cosmetic product, Dermacyte.  We expect to have substantial expenses as we continue with our Phase II-B clinical program for Oxycyte, our most advanced clinical product candidate, and as we conduct other clinical trials. In addition, if we are required by applicable regulatory authorities, including the FDA, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed.  In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, among others:

-	our ability to obtain additional funding to develop our product candidates;

-	the need to obtain regulatory approval of our most advanced product candidate, Oxycyte, for the potential treatment of TBI;

-	potential risks related to any collaborations we may enter into for our product candidates, including Oxycyte;

-	delays in the commencement, enrollment and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;

-	the success of clinical trials of our Oxycyte product candidate or future product candidates;

-	any delays in regulatory review and approval of product candidates in development;

-	market acceptance of our cosmetic product candidates;

-	our ability to establish an effective sales and marketing infrastructure;

-	competition from existing products or new products that may emerge;

-	the ability to receive regulatory approval or commercialize our products;

-	potential side effects of our product candidates that could delay or prevent commercialization;

-	potential product liability claims and adverse events;

-	potential liabilities associated with hazardous materials;

-	our ability to maintain adequate insurance policies;

-	our dependency on third-party manufacturers to supply or manufacture our products;

-	our ability to establish or maintain collaborations, licensing or other arrangements;

-	our ability, our partners’ abilities, and third parties’ abilities to protect and assert intellectual property rights;

-	costs related to and outcomes of potential and ongoing litigation;

-	compliance with obligations under intellectual property licenses with third parties;

-	our ability to adequately support future growth; and

-	our ability to attract and retain key personnel to manage our business effectively.

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

We have limited financial resources, so at present we are primarily focusing these resources on developing our Oxycyte oxygen carrier product. We have delayed development on our Wundecyte topical wound product and  Vitavent, our oxygen-carrying liquid, until we find a licensing partner willing to pursue development or obtain additional financing to pursue development ourselves. At present we intend to commit most of our resources to advancing Oxycyte to the point it receives regulatory approval for one or more medical uses, and if this effort is unsuccessful we may not have resources to pursue development of our other products and our business would terminate. Furthermore, by delaying development of Vitavent, this technology may become obsolete by the time we have sufficient capital to resume development and testing, so the funds expended on this product to date would be lost, as well as our opportunity to benefit if the product could be successfully developed.

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

Post-commercialization stage

Discovery of previously unknown problems with Oxycyte or another product, or unanticipated problems with our manufacturing arrangements, even after FDA and other regulatory approvals of Oxycyte or another product for commercial sale may result in the imposition of significant restrictions, including withdrawal of the product from the market. Our previous agreement with Hospira was exclusive, and as a consequence, delays in supply by Hospira could have caused us to be unable to supply our customers’ demand. On August 30, 2011, we and Hospira entered into a Termination Agreement pursuant to which we mutually agreed to terminate the supply agreement related to the development, manufacture, supply and distribution of Oxycyte.  No early termination penalties or other payments were incurred by either party in connection with the termination.

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

Failure to successfully commercialize Oxycyte or to do so on a cost effective basis would likely result in failure of our business.

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

While our common stock is currently listed on the NASDAQ Capital Market, or NASDAQ, there can be no assurance it will continue to be listed in the future. Continued listing of a security on NASDAQ is conditioned upon compliance with various continued listing standards, which require, among other things, that for 30 consecutive trading days (i) the closing minimum bid price for our listed securities not be lower than $1.00 per share and (ii) our market capitalization not be lower than $35 million. The closing bid price for our shares fell below $1.00 per share on August 21, 2012 and our market capitalization has been less than $35 million since August 8, 2012.

On September 20, 2012 we received a deficiency notice from NASDAQ due to our market capitalization falling below $35 million for 30 consecutive days. We were required to regain compliance with this continued listing standard before March 19, 2013. On October 3, 2012 we received a deficiency notice from NASDAQ due to the closing bid price for our shares falling below $1.00 per share for 30 consecutive days. We were required to regain compliance with this continued listing standard before April 1, 2013.

However, we were not able to regain compliance with the market capitalization requirement by March 19, 2013.  As a result NASDAQ notified us by letter dated March 20, 2013 of the Staff’s decision to delist our securities from NASDAQ.  We appealed the Staff’s determination by requesting a hearing, or the Hearing, before a NASDAQ Hearings Panel, or the Panel, to seek continued listing pending our return to compliance with the minimum market value requirement under Rule 5550(b)(2).  In addition, we were not able to regain compliance with the minimum bid price listing standard by April 1, 2013.  As a result NASDAQ notified us by letter dated April 4, 2013 that our failure to comply with Rule 5550(a)(2) serves as an additional basis to delist our securities from The NASDAQ Capital Market, and that the Panel, in connection with the Hearing, would consider this matter in rendering a determination regarding our continued listing on The NASDAQ Capital Market.

On May 15, 2013, we received notice from the Panel that the Panel has determined to grant our request for continued listing on The NASDAQ Capital Market pursuant to an extension through June 3, 2013 to evidence compliance with the minimum $1.00 bid price requirement, as set forth in NASDAQ Listing Rule 5550(a), and through July 31, 2013 to evidence compliance with the alternate minimum $2.5 million stockholders’ equity requirement, as set forth in NASDAQ Listing Rule 5550(b), for continued listing on The NASDAQ Capital Market.  As of June 3, 2013, we have regained compliance with the minimum $1.00 bid price requirement, due in part to our 20-to-1 reverse stock split effected on May 10, 2013.  We are working to timely evidence compliance with the additional terms of the Panel’s decision; however, there can be no assurance that we will be able to do so.  Delisting from NASDAQ would negatively impact us and our stockholders by, among other things, reducing the liquidity and market price of our common stock and adversely affecting our ability to raise additional capital.

Our share price has been volatile and may continue to be volatile which may subject us to securities class action litigation in the future.

The market price of shares of our common stock has been, and may be in the future, subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

-	actual or anticipated fluctuations in our financial condition and operating results;

-	status and/or results of our clinical trials;

-	status of ongoing litigation

-	results of clinical trials of our competitors’ products;

-	regulatory actions with respect to our products or our competitors’ products;

-	actions and decisions by our collaborators or partners;

-	actual or anticipated changes in our growth rate relative to our competitors;

-	actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;

-	competition from existing products or new products that may emerge;

-	issuance of new or updated research or reports by securities analysts;

-	fluctuations in the valuation of companies perceived by investors to be comparable to us;

-	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

-	market conditions for biopharmaceutical stocks in general;

-	status of our search and selection of future management and leadership; and

-	general economic and market conditions.

On April 30, 2013 the closing price of our common stock was $5.00 as compared with $35.60 as of April 30, 2012. During the twelve months ended April 30, 2013, the lowest closing price of our common stock was $3.70 and the highest closing price was $41.40, all as adjusted for the 1-for-20 reverse stock split effective on May 10, 2013.

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

Historically we have financed our operations through the issuance of equity securities and debt financings, and we expect to continue to do so for the foreseeable future.  As of June 20, 2013, we believe we have sufficient capital on hand to continue to fund operations through July 31, 2013. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of their ownership interests.  Debt financing, if available, may involve restrictive covenants that limit our financial flexibility or otherwise restrict our ability to pursue our business strategies. Additionally, if we issue shares of common stock, or securities convertible or exchangeable for common stock, the market price of our existing common stock may decline. There can be no assurance that we will be successful in obtaining any additional capital resources in a timely manner, on favorable terms, or at all.

We have issued in the past, and may issue in the future, substantial amounts of instruments that are convertible into or exercisable for common stock, and our existing stockholders may face substantial dilution if such instruments are converted or exercised.

As of June 20, 2013, we had outstanding convertible notes, warrants, options, securities purchase agreements, and other instruments that are convertible or exercisable into an aggregate of approximately 1,025,921 shares of our common stock, which, if converted or exercised, would represent approximately 49% of our current outstanding common stock.  These instruments carry a wide variety of different terms and prices, and there can be no assurance as to when or whether conversions or exercises of these instruments may occur.  If all or any substantial portion of these instruments are converted or exercised, our existing stockholders may face substantial dilution of their ownership interests.

Certain investors may be able to exercise significant influence over us.

As of June 20, 2013, SPC 1 Vatea Segregated Portfolio, or Vatea Fund, held 189,026 shares of our common stock, representing 9% of our outstanding common stock.  As of June 20, 2013, JP SPC 3 obo OXBT FUND, SP, or OXBT Fund, held notes and warrants that are convertible or exercisable into an aggregate of up to 248,426 shares of our common stock, which, if converted or exercised, would represent 12% of our current outstanding common stock. Mr. Gregory Pepin, one of our directors, is the investment manager of both Vatea Fund and OXBT Fund. Accordingly, these parties, either individually or as part of a group, may have a strong ability to influence our business, policies and affairs.  We cannot be certain that their interests will be consistent with the interests of other holders of our common stock.

Risks Relating to Employee Matters and Managing Growth

We may need to increase the size of our company, and we may experience difficulties in managing growth.

As of April 30, 2013, we had 12 full-time employees. We may need to expand our managerial, operational, administrative, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. To support this growth, we may hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2—PROPERTIES

We own no real property. We lease our principal executive office at ONE Copley Parkway, Suite 490, Morrisville, North Carolina 27560. The current rent is approximately $9,030 per month for the facility.

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

ITEM 4— MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Number of Stockholders

Our common stock is listed on the NASDAQ Capital Market under the symbol “OXBT.” The following table sets forth, for the past two fiscal years, the range of high and low sales prices in each fiscal quarter for our common stock, all as adjusted for the 1-for-20 reverse stock split effective on May 10, 2013.

Year-Ended April 30, 2012	High	Low
First Quarter	$71.00	$34.20
Second Quarter	$61.60	$37.00
Third Quarter	$47.20	$26.00
Fourth Quarter	$64.00	$35.60

Year-Ended April 30, 2013	High	Low
First Quarter	$45.00	$21.40
Second Quarter	$24.20	$10.40
Third Quarter	$22.00	$10.40
Fourth Quarter	$15.80	$3.60

As of June 20, 2013, there were 1,527 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.  On June 20, 2013, the last sale price reported on the NASDAQ Capital Market for our common stock was $3.06 per share.

Dividend Policy

Since our inception, we have not paid dividends on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Repurchases of Common Stock

The following table lists all repurchases during the fourth quarter of fiscal 2013 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that August Yet Be Purchased Under the Plans or Programs
February 1, 2013 - February 28, 2013	20	$13.60	-	$-
March 1, 2013 - March 31, 2013	20	5.60	-	-
April 1, 2013 - April 30, 2013	20	5.00	-	-

Total	60	$8.07	-	$-

(1)	Represents shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

Unregistered Sales of Equity Securities

On March 28, 2013 we issued 4,075 shares of unregistered common stock as payment of $183,750 of interest due on our outstanding convertible notes.

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

Results of operations- Comparison of the year ended April 30, 2013 and 2012

Revenue

Product Revenue and Gross Profit

We generate revenue through the sale of Dermacyte® through, distribution agreements, on-line retailers and direct sales to physician and medical spa facilities. Product revenue and percentage changes for the year ended April 30, 2013 and 2012, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Product revenue	$92,683	$100,519	$(7,836)	(8	) %
Cost of sales	43,111	51,253	(8,142)	(16	) %
Gross profit	$49,572	$49,266	$306	1%

The decrease in product revenue for the year ended April 30, 2013 was primarily due to the elimination of our internal sales force and the suspension of our direct marketing and advertising programs.

Gross profit as a percentage of revenue was 53% and 49% for the years ended April 30, 2013 and 2012, respectively. The increase for the year ended April 30, 2013 was due to changes in product mix sold to our direct sales customers.

Government Grant Revenue

We earn revenues through a cost-reimbursement grant sponsored by the United States Army, or Grant Revenue. Grant Revenue is recognized as milestones under the grant program are achieved. Grant Revenue is earned through reimbursements for the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party CROs.

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Government grant revenue	$1,141,356	$314,515	$826,841	263%

For the year ended April 30, 2013, we recorded an increase of approximately $827,000 in revenue under the grant program as compared to the prior year. This increase is due to the progress of the underlying studies and the achievement of contractual milestones under the grant.

In addition to the revenue earned, we have recorded approximately $160,000 in deferred revenue associated with the grant. Deferred revenue under the grant represents pass-through costs that have been reimbursed in advance of performing the studies underlying the subcontracts.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including salaries, commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. During the current year, we suspended our direct marketing and development programs and entered into an exclusive license and distribution agreement for the sales of our cosmetics line. Marketing and sales expenses and percentage changes for the year ended April 30, 2013 and 2012, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Marketing and sales expense	$108,165	$393,922	$(285,757)	(73	) %

The decrease in marketing and sales expenses for the year ended April 30, 2013 compared to the prior year was driven primarily by a decrease in the costs incurred for compensation and direct marketing.

-
We reduced compensation costs related to marketing and selling the cosmetic topical product line Dermacyte by approximately $160,000 compared to the prior year. These costs include salaries, commissions, and employee benefits.

-
Costs related to direct marketing and advertising, including travel and sample expense, decreased by approximately $125,000 compared to the prior year. These costs include attendance at trade shows and conferences, fees paid to a third party public relations firm, the costs of product samples distributed to potential customers, and the costs of direct print and online advertisements.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the year ended April 30, 2013 and 2012, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Legal and professional fees	$2,005,311	$3,063,595	$(1,058,284)	(35	) %
Personnel costs	1,490,752	1,747,055	(256,303)	(15	) %
Facilities	167,693	284,788	(117,095)	(41	) %
Depreciation and amortization	111,012	165,581	(54,569)	(33	) %
Other costs	(206,788)	436,865	(643,653)	(147	) %

Legal and professional fees:

Legal and professional fees include the costs of external audit and tax preparation fees, external legal counsel, banking fees, investor relations and NASDAQ listing fees, payments to our board of directors and recruiting and other consulting fees incurred. Legal and professional fees decreased approximately $1.1 million for the year ended April 30, 2013 compared to the prior year. This decrease was primarily due to decreases of approximately $680,000 in legal fees, $200,000 in consulting fees, $175,000 in costs related to our board of directors and $40,000 in auditing and tax preparation costs; partially offset by an increase of approximately $36,000 in costs incurred for investor relations and exchange listing fees.

-
The decrease in legal expenses was due to a reduction in the costs incurred for securities matters and SEC filings, general employment matters, intellectual property and our SIX listing, as well as proceeds received from our previous insurance carrier related to the Tenor litigation and fees associated with the closing of the Series A Preferred Stock offering in the prior year; partially offset by the costs incurred to defend and the accrual for the settlement of the Tenor matter described in Note J to the financial statements.

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

-
The increase in investor relations and listing fees was due primarily to an increase of approximately $60,000 in fees incurred for public and investor relations services, partially offset by approximately $24,000 in costs related to our SIX listing in the prior year.

Personnel costs:

Personnel costs decreased approximately $256,000 for the year ended April 30, 2013 compared to the prior year. The decrease was due primarily to reductions in executive and management headcount and the recorded cost of outstanding stock options and restricted stock.

Facilities:

Facilities include costs paid for rent and utilities at our corporate headquarters in North Carolina, the allocation of lease costs not otherwise included in Research and Development expenses, and the costs incurred for third party Information Technology support services. Facilities expense decreased approximately $117,000 due to reductions of $87,000 in allocated lease costs related to the closure of our California facility, and $30,000 in costs for utilities and fees paid to outside service providers for network and computer maintenance services in the prior year.

Depreciation and Amortization:

Depreciation and amortization expense decreased approximately $55,000 for the year ended April 30, 2013 compared to the prior year due primarily to the disposal of fixed assets related to the closure of the California facility and assets becoming fully depreciated in the current period.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The $644,000 reduction in other costs was due primarily to a $533,000 reduction in our estimate of the accrued liability related to potential 409A violations, a $60,000 reduction in travel costs and an overall decrease of $86,000 in administrative and office expenses as a result of headcount reductions, partially offset by an increase of $35,000 in insurance premiums as compared to the prior year.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the years ended April 30, 2013 and 2012, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Clinical and preclinical development	$1,569,594	$814,646	$754,948	93%
Personnel costs	637,685	947,374	(309,689)	(33	) %
Consulting	117,211	382,374	(265,163)	(69	) %
Other costs	32,652	95,900	(63,248)	(66	) %
Depreciation	42,968	74,589	(31,621)	(42	) %
Facilities	55,706	147,755	(92,049)	(62	) %

Clinical and preclinical development:

Clinical and preclinical development costs include the costs associated with our pre-clinical safety studies and cGMP, development for Oxycyte, costs incurred to resume our Phase II-b clinical trials, and development costs for Dermacyte. The increase of approximately $755,000 in clinical and preclinical development costs for the year ended April 30, 2013 as compared to the prior year was primarily due to increases in costs associated with our TBI clinical trials and other pre-clinical studies; partially offset by decreases in the costs incurred for the manufacturing and quality assurance for Oxycyte and a reduction in costs associated with Dermacyte development.

-
We incurred an increase of approximately $592,000 in pre-clinical study costs. These costs are the result of CRO fees for the completion of milestones under the Grant-funded preclinical program to assess the safety of Oxycyte for the treatment of patients with TBI.

-
We incurred an increase of approximately $522,000 in clinical study costs for our Phase II-b clinical trials for TBI. These costs include the manufacture of clinical drug material and CRO fees incurred to initiate sites and resume enrollment in the second cohort.

-
We decreased Oxycyte development costs by approximately $159,000 due primarily to the costs to develop cGMP supply and manufacturing capabilities and validated release methods for our clinical drug product incurred in the prior year that were not incurred in the year ended April 30, 2013.

-
We decreased Dermacyte development costs by approximately $200,000 due primarily to the costs to develop additional cosmetic formulations and to design and conduct proof of concept preclinical trials in prior year that were not incurred in the year ended April 30, 2013.

Personnel costs:

Personnel costs decreased approximately $310,000 for the year ended April 30, 2013 compared to the prior year, primarily due to headcount reductions related to the closure of our California lab facility during the current period and the resignation of our Chief Medical Officer in the prior year.

Consulting fees:

Consulting fees decreased approximately $265,000 for the year ended April 30, 2013 compared to the prior year, primarily due to charges under the consulting and separation agreement for our former President and Chief Operating Officer that were not incurred in the year ended April 30, 2013; partially offset by an increase in costs paid to regulatory consultants.

Other costs:

Other costs decreased approximately $63,000 for the year ended April 30, 2013 as compared to the prior year, due primarily to a decreases of $22,000 in travel cost and $40,000 in the cost of lab supplies related to the closure our California facility.

Depreciation:

Depreciation expense decreased approximately $32,000 for the year ended April 30, 2013 compared to the prior year due to the disposal of fixed assets related to the closure of our California facility.

Facilities:

Facilities expense decreased approximately $92,000 for the year ended April 30, 2013 compared to the prior year primarily due to the closure of our California facility.

Restructuring expense

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Restructuring expense	$220,715	$-	$220,715	—%

During the year ended April 30, 2013, the Company recorded one-time charges of approximately $54,000 for severance and benefits related charges, $135,000 for net future lease obligations and $31,000 for other exit costs related to the closure of our California facility.

Interest expense

Interest expense includes the interest payments due under our long-term debt, amortization of debt issuance costs and accretion of discounts recorded against our outstanding convertible notes. Interest expense also includes dividends and fair-value adjustments to the carrying value of our Series A Convertible Preferred Stock. Interest expense and percentage changes for the years ended April 30, 2013 and 2012, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Interest expense	$4,238,456	$7,412,054	$(3,173,598)	(43	) %

Long-term notes payable:

Interest expense for our long-term notes payable was $0 and approximately $2.8 million for the years ended April 30, 2013 and 2012, respectively. These notes were repaid in full in November 2011.

Convertible notes payable:

Interest expense on our outstanding convertible notes was approximately $2.5 million and $2.1 million for the years ended April 30, 2013 and 2012, respectively. The recorded interest for the year ended April 30, 2013 was comprised of approximately $738,000 for quarterly interest payments, $1,633,000 for amortization of debt discounts and $129,000 for amortization of debt issue costs.

Series A Convertible Preferred Stock:

Interest expense on our outstanding Series A Convertible Preferred Stock was approximately $1.7 million and $2.5 million for the years ended April 30, 2013 and 2012, respectively. The recorded interest for the year ended April 30, 2013 was comprised of approximately $656,000 for the calculated fair value of the warrants issued with the Series A Convertible Preferred Stock and $763,000 for the excess of the fair-value of the shares issued upon conversion over the fair value of the Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock matured on January 31, 2013 and all of the outstanding shares were redeemed by conversion into common stock at maturity.

Preferred Stock Dividends:

Interest expense recorded for the payment of dividends on the Series A Convertible Preferred Stock was approximately $310,000 and $103,000 for the years ended April 30, 2013 and 2012, respectively.

Other income and expense

Other income and expense includes non-operating income and expense items not otherwise recorded in our statement of operations. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, prior to exiting the facility on September 1, 2012, recognized gains and losses on foreign currency translations, interest income earned and fixed asset disposals. Other (income) expense for the year ended April 30, 2013 and 2012, respectively, is as follows:

	Year ended April 30,		Increase/ (Decrease)
	2013	2012
Other (income) expense, net	$(11,683)	$80,159	$(91,842)

Other expense decreased approximately $92,000 for the year ended April 30, 2013 compared to the prior year, primarily due to the write off of receivables from Glucometrics, Inc, or Glucometrics. Glucometrics previously held license rights for the use of our patents related to glucose monitoring technology.  The receivable was determined to be uncollectible during the third quarter of fiscal 2012 and we recognized approximately $100,000 as a non-operating expense.

During the year ended April 30, 2013 compared to the prior year, we recorded income from sublease agreements and interest of approximately $20,000 and $29,000, respectively. We recorded losses of approximately $8,000 in each of the years ended April 30, 2013 and 2012 from the disposal of fixed assets and recognized losses on foreign currency translations.

Liquidity, capital resources and plan of operation

We have incurred losses since our inception and as of April 30, 2013 we had an accumulated deficit of approximately $117 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of Oxycyte and other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $1,842,251 and $2,631,032 total current assets and working capital of $(67,326) and $(495,838) as of April 30, 2013 and April 30, 2012, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

Based on our working capital at April 30, 2013 we believe we have sufficient capital on hand to continue to fund operations through July 31, 2013.

Clinical and Preclinical Product Development

We are in the preclinical and clinical trial stages in the development of our product candidates. We are currently conducting Phase II-b clinical trials for the use of Oxycyte in the treatment of severe traumatic brain injury. Even if we are successful with our Phase II-b study, we must then conduct a Phase III clinical study and, if that is successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other product candidates must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products though we can give no assurance that any such initiative will be successful. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond July 31, 2013 depends on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining the necessary resources.

Series A Convertible Preferred Stock Offering

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

Series B Convertible Preferred Stock Offering

On February 22, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) providing for the issuance and sale by the Company (the “Offering”) of $1.6 million of shares of the Company’s Series B-1 convertible preferred stock (the “Series B-1 Stock”) and $0.5 million of shares of the Company's Series B-2 convertible preferred stock (the “Series B-2 Stock” and, together with the Series B-1 Stock, the “Series B Preferred Stock”) which are convertible into a combined total of 420,000 shares of common stock (the “Conversion Shares”). In connection with the purchase of shares of Series B Preferred Stock in the Offering, the Investor will receive warrants to purchase a number of shares of common stock equal to 150% of the number of Conversion Shares at an exercise price equal to $10.00 (the “Warrants”). Each Warrant was immediately exercisable upon issuance, with one-half exercisable for six years and the other half exercisable for two years.

Pursuant to the above agreement, on February 27, 2013, the Company sold 2,100 units for net proceeds of approximately $1.9 million. Each unit sold consisted of (i) one share of the Company’s Series B Preferred Stock and (ii) a Warrant representing the right to purchase 6,000 shares of Common Stock at a price of $1,000 per unit, less issuance costs. The shares of Series B Preferred Stock were immediately convertible and the Warrants were immediately exercisable upon issuance.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	For the year ended December,
	2013	2012
Net cash used in operating activities	$(4,921,283)	$(8,278,366)
Net cash used in investing activities	(147,987)	(261,146)
Net cash provided by financing activities	3,972,926	9,467,440

Net cash used in operating activities.  Net cash used in operating activities was approximately $4.9 million for the year ended April 30, 2013 compared to net cash used in operating activities of $8.3 million for the year ended April 30, 2012. The decrease in cash used for operating activities compared to the prior year was due primarily to a decrease in selling, general and administrative expenses of approximately $2.4 million and an increase of approximately $800,000 in revenue earned under our government grant.

Net cash used in investing activities. Net cash used in investing activities was $147,987 for the year ended April 30, 2013 compared to net cash used in investing activities of $261,146 for the year ended April 30, 2012. The decrease in cash used for investing activities was primarily due to a reduction in capitalized legal fees incurred for filing and maintaining our patent portfolio.

Net cash provided by financing activities. Net cash provided by financing activities was $4.0 million for the year ended April 30, 2013 compared to net cash provided by financing activities of $9.5 million for the year ended April 30, 2012.

 Net cash provided by financing activities for the year ended April 30, 2013 was due primarily to net proceeds of approximately $4.4 million received from the issuance of Series A and Series B convertible preferred stock partially offset by payments of approximately $400,000 under the Warrant Exchange Agreements.

Net cash provided by financing activities for the year ended April 30, 2012 was due primarily to net proceeds of approximately $3.5 million received from the issuance of Series A convertible preferred stock, $4.5 million received from the issuance of convertible notes and $8.0 million received under the final closing of our Securities Purchase Agreement with Vatea Fund; partially offset by $8.0 million prepayment of outstanding long term debt.

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

Based on our working capital at April 30, 2013 we believe we have sufficient capital on hand to continue to fund operations through July 31, 2013.

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

Revenue Recognition—Revenues from merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods.  Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  Our practice is to accept product returns from retailers only if properly requested, authorized and approved.  As a percentage of gross sales, returns were less than 5% in fiscal years 2013 and 2012.

Revenues from a cost-reimbursement grant sponsored by the United States Army, or Grant Revenue, are recognized as milestones under the Grant program are achieved. Grant Revenue is earned through reimbursements for the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party CROs

Stock-Based Compensation—Effective May 1, 2005, we adopted Accounting Standards Codification, or ASC, 718 Compensation — Stock Compensation, using the prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payment awards granted, modified and settled to our employees and directors after May 1, 2005. Our financial statements reflect the impact of ASC 718. We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the requisite service period.

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

Recent Accounting Pronouncements

On May 1, 2012, we adopted ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of ASU 2011-05 did not have a material impact on our financial statements.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Accounting Firm

To the Board of Directors and Stockholders
Oxygen Biotherapeutics, Inc.
Morrisville, North Carolina

We have audited the accompanying balance sheets of Oxygen Biotherapeutics, Inc., formerly, Synthetic Blood International, Inc. (a development-stage enterprise) (the “Company”) as of April 30, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and for the period from inception, May 26, 1967, through April 30, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxygen Biotherapeutics, Inc., formerly Synthetic Blood International, Inc. as of April 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, and from the period from inception, May 26, 1967, through April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise presently generating insufficient operating revenues, has a significant deficit accumulated during the development stage, and requires substantial additional funds to complete clinical trials and pursue regulatory approvals. In view of these matters, recoverability of a major portion of the recorded asset amounts shown in the accompanying April 30, 2013 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CHERRY BEKAERT LLP

Raleigh, North Carolina
June 26, 2013

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

BALANCE SHEETS

	April 30, 2013	April 30, 2012
ASSETS
Current assets
Cash and cash equivalents	$783,528	$1,879,872
Accounts receivable	445,237	13,385
Government grant receivable	96,226	35,650
Inventory	99,204	83,370
Prepaid expenses	247,646	455,946
Other current assets	170,410	162,809
Total current assets	1,842,251	2,631,032
Property and equipment, net	205,389	293,606
Debt issuance costs, net	150,043	278,659
Intangible assets, net	924,698	872,971
Other assets	58,262	65,666
Total assets	$3,180,643	$4,141,934

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$977,162	$542,809
Accrued liabilities	874,876	1,273,837
Convertible preferred stock	-	1,247,266
Current portion of notes payable, net	57,539	62,958
Total current liabilities	1,909,577	3,126,870
Other liabilities	54,660	-
Long-term portion of notes payable, net	2,994,442	1,361,110
Total liabilities	4,958,679	4,487,980

Commitments and contingencies; see Note J.
Stockholders' deficit
Preferred stock, undesignated, authorized 9,990,400 shares; issued 2,100; outstanding 987 and 0, respectively; see Note E and Note H.	1	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 1,930,078 and 1,470,890, respectively	193	2,942
Additional paid-in capital	115,265,854	107,279,296
Deficit accumulated during the development stage	(117,044,084)	(107,628,284)
Total stockholders’ deficit	(1,778,036)	(346,046)
Total liabilities and stockholders' deficit	$3,180,643	$4,141,934

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENTS OF OPERATIONS

	Period from May 26, 1967 (Inception) to	Year ended April 30,
	April 30, 2013	2013	2012

Product revenue	$562,937	$92,683	$100,519
Cost of sales	352,579	43,111	51,253
Net product revenue	210,358	49,572	49,266
Government grant revenue	1,455,871	1,141,356	314,515
Total net revenue	1,666,229	1,190,928	363,781

Operating expenses
Selling, general, and administrative	50,585,212	3,676,145	6,091,806
Research and development	24,531,128	2,455,816	2,462,638
Restructuring expense	220,715	220,715	-
Loss on impairment of long-lived assets	390,970	27,279	29,534
Total operating expenses	75,728,025	6,379,755	8,583,978

Net operating loss	74,061,796	5,189,027	8,220,197

Interest expense	43,962,019	4,238,456	7,412,054
Loss on extinguishment of debt	250,097	-	-
Other (income) expense	(1,229,828)	(11,683)	80,159
Net loss	$117,044,084	$9,415,800	$15,712,410

Preferred stock dividend	958,071	958,071	-
Net loss attributable to common stockholders	$118,002,155	$10,373,871	$15,712,410

Net loss per share, basic		$(6.29)	$(12.12)
Weighted average number of common shares outstanding, basic		1,650,280	1,296,414
Net loss per share, diluted		$(6.68)	$(14.07)
Weighted average number of common shares outstanding, diluted		1,759,025	1,387,621

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the two years ended April 30, 2013 and for the cumulative period May 26, 1967 (date of inception) to April 30, 2013

	Preferred Stock		Common Stock		Additional paid-in capital	Defecit accumulated during the	Total stockholders'
	Number of Shares	Amount	Number of Shares	Amount		development stage	equity (deficit)

Balance at April 30, 2011	-	$-	1,169,666	$2,339	$88,189,012	$(91,915,874)	$(3,724,523)
Common stock sold, net of offering costs			168,422	337	7,999,664		8,000,001
Common stock issued for convertible preferred stock			93,713	187	3,462,136		3,462,323
Common stock issued as interest on convertible debt			12,192	24	549,809		549,833
Common stock issued as dividend on convertible preferred stock			2,241	5	81,886		81,891
Compensation on options and restricted stock issued			1,602	4	192,894		192,898
Issuance of warrants					3,130,808		3,130,808
Exercise of warrants and options			23,054	46	733,583		733,629
Beneficial conversion feature of convertible debt					2,939,504		2,939,504
Net loss						(15,712,410)	(15,712,410)

Balance at April 30, 2012	-	$-	1,470,890	$2,942	$107,279,296	$(107,628,284)	$(346,046)
Preferred stock sold, net of offering costs	2,100	1			1,851,149		1,851,150
Common stock sold, net of offering costs							-
Common stock issued for convertible preferred stock	(1,113)		400,708	804	4,509,184		4,509,988
Common stock issued as interest on convertible debt			16,524	33	745,175		745,208
Common stock issued as dividend on convertible preferred stock			17,409	32	331,366		331,398
Compensation on options and restricted stock issued			4,465	9	269,522		269,531
Issuance of warrants					656,535		656,535
Exchange of warrants			20,000	40	(380,040)		(380,000)
Beneficial conversion feature of convertible debt							-
Fractional shares of common stock due to reverse stock split			82	(3,667)	3,667		-
Net loss						(9,415,800)	(9,415,800)
Balance at April 30, 2013	987	$1	1,930,078	$193	$115,265,854	$(117,044,084)	$(1,778,036)

	Preferred Stock		Common Stock		Additional paid-in capital	Defecit accumulated during the development	Total stockholders'
	Number of Shares	Amount	Number of Shares	Amount		stage	equity (deficit)

Balance at May 26, 1967	-	$-	-	$-	$-	$-	$-
Preferred stock sold, net of offering costs	2,100	1			1,851,149		1,851,150
Common stock sold, net of offering costs			773,306	1,058,966	39,749,887		40,808,853
Issuance of common stock for promissory notes			365,526	243,621	23,773,189		24,016,810
Compensation on options and restricted stock issued			25,317	36,495	12,951,573		12,988,068
Warrants issued with debt instruments			-	-	8,619,525		8,619,525
Issuance of warrants			-	-	8,461,863		8,461,863
Exercise of warrants and options			63,259	164,696	3,630,188		3,794,884
Common stock issued for convertible preferred stock	(1,113)		494,421	991	7,971,320		7,972,311
Beneficial conversion on convertible debt			-	-	3,292,648		3,292,648
Beneficial conversion feature of convertible debt			-	-	2,939,504		2,939,504
Common stock issued in conjunction with funding agreements and services rendered			17,922	53,764	883,160		936,924
Contributions of capital by shareholders			-	-	581,818		581,818
Common stock issued as interest on convertible debt			28,716	57	1,294,984		1,295,041
Issuance of common stock to officers to retire shareholder loans			3,482	10,444	177,556		188,000
Common stock issued as dividend on convertible preferred stock			19,650	37	413,252		413,289
Contributions of capital for services rendered			-	-	65,700		65,700
Exchange of warrants			138,189	3,584	(2,963,924)		(2,960,340)
Common stock par value change			-	(1,541,114)	1,541,114		-
Fractional shares of common stock due to reverse stock split			290	(31,348)	31,348		-
Net loss						(117,044,084)	(117,044,084)
Balance at April 30, 2013	987	$1	1,930,078	$193	$115,265,854	$(117,044,084)	$(1,778,036)

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENTS OF CASH FLOWS

	Period from May 26, 1967 (Inception) to	Year ended April 30,
	April 30, 2013	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(117,044,084)	$(9,415,800)	$(15,712,410)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,219,612	148,804	206,677
Amortization of deferred compensation	336,750	-	-
Interest on debt instruments	43,552,326	4,236,332	7,397,357
Loss on debt settlement and extinguishment	163,097	-	-
Loss on impairment, disposal and write down of long-lived assets	826,846	35,673	123,518
Issuance and vesting of compensatory stock options and warrants	8,374,928	84,267	65,373
Issuance of common stock below market value	695,248	-	-
Issuance of common stock as compensation	867,790	185,264	127,525
Issuance of common stock for services rendered	1,265,279	-	-
Issuance of note payable for services rendered	120,000	-	-
Contributions of capital through services rendered by stockholders	216,851	-	-
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(1,039,284)	(245,747)	(74,760)
Inventory	210,518	(20,228)	(7,280)
Accounts payable and accrued liabilities	2,012,288	70,152	(404,366)
Net cash used in operating activities	(57,221,835)	(4,921,283)	(8,278,366)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,778,942)	(17,199)	(17,652)
Proceeds from the sale of property and equipment	8,307	4,064	4,243
Capitalization of patent costs and license rights	(1,896,928)	(134,852)	(247,737)
Net cash used in investing activities	(3,667,563)	(147,987)	(261,146)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	44,478,293	-	8,733,629
Repurchase of outstanding warrants	(3,216,520)	(380,000)	-
Proceeds from stockholder notes payable	977,692	-	-
Proceeds from issuance of notes payable, net of issuance costs	7,621,192	102,671	837,692
Proceeds from convertible notes, net of issuance costs	13,321,447	-	4,514,162
Proceeds for issuance of convertible preferred stock	7,851,150	4,351,150	3,500,000
Payments on notes - short-term	(1,360,328)	(100,895)	(118,043)
Payments on notes - long-term	(8,000,000)	-	(8,000,000)
Net cash provided by financing activities	61,672,926	3,972,926	9,467,440

Net change in cash and cash equivalents	783,528	(1,096,344)	927,928
Cash and cash equivalents, beginning of period	-	1,879,872	951,944
Cash and cash equivalents, end of period	$783,528	$783,528	$1,879,872

Cash paid for:
Interest	$267,426	$2,123	$14,697
Income taxes	$27,528	$-	$-

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

STATEMENTS OF CASH FLOWS, continued

Non-cash financing activities during the year ended April 30, 2013:

-
The Company issued 16,524 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $45.11 for the payment of $745,208 interest payable on convertible notes with a gross carrying value of $4,900,000.

-	The Company issued 191,934 shares of its common stock upon the conversion of 3,668 shares of Series A convertible preferred stock with a fair value of $4,509,987.

Non-cash financing activities during the year ended April 30, 2012:

-
The Company issued 12,192 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $45.11 for the payment of $561,332 interest payable on convertible notes with a gross carrying value of $4,900,000.

-	The Company issued 79,164 shares of its common stock upon the conversion of 2,332 shares of Series A convertible preferred stock with a fair value of $2,931,406.

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS
As of April 30, 2013 and 2012, and for the years then ended.

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

Reverse Stock Split

The Company initiated a 1-for-20 reverse stock split effective May 10, 2013. All shares and per share amounts in these financial statements and notes thereto have been retroactively adjusted to give effect to the reverse stock split.

Going Concern

Management believes the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit during the development stage of $117,044,084 and $107,628,284 at April 30, 2013 and 2012, respectively, and used cash in operations of $4,921,283 and $8,278,366 during the years ended April 30, 2013 and 2012, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying April 30, 2013 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Cash Concentration Risk

On July 21, 2010, the Wall Street Reform and Consumer Protection Act permanently increased the FDIC insurance limits to $250,000 per depositor per insured bank. At April 30, 2013, the Company had $283,528 of cash balances uninsured by the FDIC.

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

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible promissory note instruments and other convertible equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under FASB ASC 815, Derivatives and Hedging (“ASC 815”) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

In February 2013, the Company issued warrants to purchase an aggregate of 630,000 shares of Common Stock as part of the Series B Preferred stock offering. In accordance with ASC 815, these warrants are classified as equity and their calculated fair-value was considered as a discount on the preferred shares and $958,057 was recognized as a deemed dividend on the Series B Preferred Stock during the year ended April 30, 2013.

In June 2012, the Company issued warrants to purchase 28,154 shares of Common Stock as part of the Series A Preferred Stock offering. In accordance with ASC 815, these warrants are classified as equity and their calculated fair value of $656,535 was recognized as a discount on the related preferred stock in the current period.

In December 2011, the Company issued warrants to purchase 39,415 shares of Common Stock as part of the Series A Preferred Stock offering. In accordance with ASC 815, these warrants are classified as equity and their calculated fair value of $1,170,311 was recognized as a discount on the related preferred stock during the year ended April 30, 2012.

Debt or derivative liabilities recorded at fair value

The Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) has mandatorily redeemable installments with the remainder outstanding at maturity also subject to mandatory redemption, which meets the definition of a “mandatorily redeemable financial instrument” and thus is recorded as a liability at fair value in accordance with ASC 480, Distinguishing Liabilities From Equity. Costs related to the issuance of debt for which management has elected the fair value option are recognized in current earnings. Management determines fair value of the outstanding Series A Preferred Stock as of the end of each reporting period and reduces the amount outstanding for any redemptions, exercises, or conversions at the fair value determined at the end of the prior reporting period. The fair value adjustment is charged or credited to Interest expense. For the years ended April 30, 2013 and 2012, the Company recognized $0 and $678,661 as non-cash interest expense for the adjustment to fair value of the outstanding Series A Preferred Stock on that date.

The certificate of designations governing the rights and preferences of the Series A Preferred Stock contains several embedded features that would be required to be considered for bifurcation.  The Company has elected the fair value option, and as such, will value the host Series A Preferred Stock certificate of designations and embedded features as one instrument. Changes in the fair value of the Series A Preferred Stock will be recorded as interest expense on the Statement of Operations.

Redemptions

The Company expects to redeem the Series A Preferred Stock by issuing shares of the Company’s common stock, par value $0.0001 (the “Common Stock”). The difference between the fair value of the Series A Preferred Stock and the fair value of the Common Stock on the date the Common Stock is issued is charged or credited to interest expense.

Conversions

Investors in the Series A Preferred Stock can voluntarily convert their preferred shares to Common Stock at a conversion price defined in the Preferred Stock certificate of designations. The difference between the fair value of the Series A Preferred Stock and the fair value of the Common Stock given in conversion is recognized as a gain or loss on the extinguishment of debt.

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

Revenue Recognition

Revenues from merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods.  Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  The Company's practice is to accept product returns from retailers only if properly requested, authorized and approved.  As a percentage of gross sales, returns were less than 5% in fiscal years 2013 and 2012.

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

	Year ended April 30,
	2013	2012
Historical net loss per share:
Numerator
Net loss, attributable to common stockholders	$(10,373,871)	$(15,712,410)
Less: Effect of amortization of interest expense on convertible notes	(1,382,537)	(3,817,550)
Net loss attributable to common stockholders (diluted)	(11,756,408)	(19,529,960)
Denominator
Weighted-average common shares outstanding	1,650,280	1,296,414
Effect of dilutive securities	108,745	91,207
Denominator for diluted net loss per share	1,759,025	1,387,621

Basic net loss per share	$(6.29)	$(12.12)
Diluted net loss per share	$(6.68)	$(14.07)

The following outstanding options, convertible note shares and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	As of April 30,
	2013	2012

Warrants to purchase common stock	759,410	261,999
Convertible preferred shares outstanding	97,400	29,142
Options to purchase common stock	11,336	17,592
Restricted stock grants	1,917	1,805
Convertible note shares outstanding	98	98

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

The following tables show information regarding assets and liabilities measured at fair value on a recurring basis as of April 30, 2013 and 2012:

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2013	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$783,528	$783,528	$-	$-

Current Liabilities
Series A convertible preferred stock	$-	$-	$-	$-

There were no significant transfers between levels in the years ended April 30 2013 and 2012.

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2012	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$1,879,872	$1,879,872	$-	$-

Current Liabilities
Series A convertible preferred stock	$1,247,266	$-	$-	$1,247,266

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The following table provides a summary of the changes in fair value of our financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended April 30, 2013and 2012, respectively:

Series A Convertible Preferred Stock

Balance as of April 30, 2012	$1,247,266
Issued on June 15, 2012	2,500,000
Conversions to Common Stock	(3,747,266)
Adjustments to fair value as of April 30, 2013	-
Transfers in and/or out of Level 3	-
Balance as of April 30, 2013	$-

Series A Convertible Preferred Stock

Issued on December 12, 2011:	$3,500,000
Conversions to Common Stock	(3,462,338)
Adjustments to fair value as of April 30, 2012	1,209,604
Transfers in and/or out of Level 3	-
Balance as of April 30, 2012	$1,247,266

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

Recent Accounting Pronouncements

On May 1, 2012 the Company adopted ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of ASU 2011-05 did not have a material impact on its financial statements.

On May 1, 2012 the Company adopted ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in accounting principles generally accepted in the United States of America and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in accounting principles generally accepted in the United States of America for measuring fair value and for disclosing information about fair value measurements. The amendments in this update will not result in a change in the application of the requirements in Topic 820. The adoption of ASU 2011-04 did not have a material impact on its financial statements.

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

Inventories are recorded at cost using the First-In-First-Out (“FIFO”) method. Ending inventories are comprised of raw materials and direct costs of manufacturing and valued at the lower of cost or market. Inventories consisted of the following as of April 30, 2013 and 2012:

	April 30, 2013	April 30, 2012

Raw materials	$28,779	$25,579
Finished goods	70,425	57,791
	$99,204	$83,370

Other current assets

Other current assets consist of the following:

	April 30, 2013	April 30, 2012
R&D materials	$159,892	$116,936
Other	7,090	11,394
Dermacyte samples	3,428	19,529
Unbilled government grant expenses	-	14,950
	$170,410	$162,809

Property and equipment, net

Property and equipment consist of the following:

	April 30, 2013	April 30, 2012
Laboratory equipment	$768,252	$968,101
Computer equipment and software	135,697	134,005
Office furniture and fixtures	130,192	140,255
Leasehold improvements	-	4,810
	1,034,141	1,247,171
Less: Accumulated depreciation and amortization	(828,752)	(953,565)
	$205,389	$293,606

Depreciation and amortization expense was $92,959 and $161,494 for the years ended April 30, 2013 and 2012, respectively.

Other assets

Other assets consist of the following:

	April 30, 2013	April 30, 2012
Prepaid royalty fee	$50,000	$50,000
Other	8,262	15,666
	$58,262	$65,666

Accrued liabilities

Accrued liabilities consist of the following:

	April 30, 2013	April 30, 2012
Accrued settlement costs	$500,000	$-
Deferred revenue	185,068	244,013
Employee related	66,632	352,400
Convertible note interest payable	59,583	59,583
Restructuring liability	43,728	-
Other operating costs	19,865	64,012
Contingent liability	-	532,350
Preferred stock dividend payable	-	21,479
	$874,876	$1,273,837

NOTE D—NOTES PAYABLE

The following table summarizes the Company’s outstanding notes payable as of April 30, 2013 and 2012:

	April 30, 2013	April 30, 2012
Current portion of convertible notes payable	$-	$7,195
Current portion of notes payable	57,539	55,763
Current portion of notes payable, net	$57,539	$62,958

Long-term portion of convertible notes payable	$4,900,001	$4,900,001
Less: Unamortized discount	(1,905,559)	(3,538,891)
Long-term portion of notes payable, net	$2,994,442	$1,361,110

Convertible Note

On June 16, 2011, the Company entered into a Convertible Note and Warrant Purchase Agreement with an institutional investor pursuant to which the Company agreed to issue and sell to the Purchaser in a private placement a subordinated convertible promissory note (the “Note”) with a principal amount of $4.6 million and warrants (the “Warrants”) to purchase 101,996 shares of Common Stock.  On June 29, 2011, the Company increased the offering with an additional institutional investor by approximately $0.3 million and additional Warrants to purchase 6,652 shares of common stock; for a total offering size of approximately $4.9 million (the “Offering”) and Warrants to purchase an aggregate of 108,648 shares of Common Stock.

Interest on the Notes accrues at a rate of 15% annually and will be paid in quarterly installments commencing on the third month anniversary of issuance. The Notes will mature 36 months from the date of issuance. The Note may be converted into shares of Common Stock at a conversion price of $45.10 per share (subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like) (the “Conversion Price”) at any time, in whole or in part, at any time at the option of the holders of the Notes. The Notes also will automatically convert into shares of Common Stock at the Conversion Price at the election of a majority-in-interest of the holders of notes issued under the purchase agreement or upon the acquisition or sale of all or substantially all of the assets of the Company. The Company may make each applicable interest payment or payment of principal in cash, shares of Common Stock at the Conversion Price, or any combination thereof. The Company may elect to prepay all or any portion of the Note without prepayment penalties only with the approval of a majority-in-interest of the note holders under the Purchase Agreement at the time of the election.  The Notes contain various events of default such as failing to timely make any payment under the Note when due, which may result in all outstanding obligations under the Note becoming immediately due and payable.  The Warrants were issued in three approximately equal tranches, with exercise prices of $43.00, $52.00 and $57.00, respectively, per share of Common Stock (in each case subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like). The Warrants are exercisable on or after the date of issuance and expire on the earlier to occur of the five year anniversary of the date of issuance or an acquisition or sale of all or substantially all of the assets of the Company. The exercise prices of shares of Common Stock underlying the Warrants are subject to adjustment in the event of future issuances of Common Stock or equivalents by the Company at a price less than the applicable exercise price, but in no event shall a Warrant exercise price be adjusted to less than $45.10 per share (subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like) of Common Stock.

On June 29, 2011, the Company issued a Note with a principal amount of approximately $300,000 and Warrants to purchase 6,652 shares of Common Stock. On July 1, 2011, the Company issued a separate Note with a principal amount of $4,600,000 and Warrants to purchase 101,996 shares of Common Stock. The aggregate gross proceeds to the Company from the Offering were approximately $4.9 million, excluding any proceeds from the exercise of any Warrants. The aggregate placement agent fees were $297,000 and legal fees associated with the offering were $88,839. These costs have been capitalized as debt issue costs and will be amortized as interest expense over the life of the Note. The total value allocated to the Warrants was approximately $1,960,497 and was recorded as a debt discount against the proceeds of the Notes.  In addition, the beneficial conversion features related to the Notes were determined to be approximately $2,939,504.  As a result, the aggregate discount on the Notes totaled $4.9 million, and is being amortized over term of the Notes.

The Company recorded interest expense of $2,507,156 and $2,089,205 for the twelve months ended April 30, 2013 and 2012, respectively. The amount includes amortization of the associated debt issue costs of $128,616 and $107,180 and accretion of the debt discount of $1,633,332 and $1,361,110 for the years ended April 30, 2013 and 2012, respectively.

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

For the year ended April 30, 2012, the Company recorded interest expense of $2,836,366, for the accretion of the final payment premium.

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

Series A Convertible Preferred Stock

On December 12, 2011, the Company sold 3,500 units for net proceeds of approximately $3.2 million. Each unit sold consisted of (i) one share of the Company’s Preferred Stock and (ii) a warrant representing the right to purchase 11.275 shares of Common Stock (the “2011 Warrants”), at a price of $1,000 per unit, less issuance costs. The shares of Preferred Stock were immediately convertible and the 2011 Warrants are exercisable on the one-year anniversary of the closing date.

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

Amortization Payments
The Company may elect to pay the monthly amortization payments in cash or, subject to certain conditions, in shares of Common Stock by delivering that number of shares of Common Stock equal to the amount of the monthly amortization payment divided by a per share amortization price, which shall be the lesser of (i) the then-existing conversion price, which is initially $44.40 per share of common stock and (ii) 90% of the calculated market price per share of Common Stock.

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

Conversion
Holders may elect to convert shares of Preferred Stock into shares of Common Stock at the then-existing conversion price at any time.  The initial conversion price is $44.40 per share of Common Stock, and is subject to certain adjustments, including an anti-dilution provision that reduces the conversion price upon the issuance of any Common Stock or securities convertible into Common Stock at an effective price per share less than the conversion price.

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

Liquidation preference
In the event of the Company’s voluntary or involuntary dissolution, liquidation or winding up, each holder of Preferred Stock will be entitled to be paid a liquidation preference equal to the initial stated value of such holder’s Preferred Stock of $44.40 per share, plus accrued and unpaid dividends and any other payments that may be due on such shares, before any distribution of assets may be made to holders of capital stock ranking junior to the Preferred Stock.

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

The Company will not affect any conversion of the Series A Preferred Stock, nor shall a holder convert its shares of Series A Preferred Stock, to the extent that such conversion would cause the holder to have acquired, through conversion of the Preferred Stock or otherwise, beneficial ownership of a number shares of Common Stock in excess of 4.99% of the Common Stock outstanding immediately preceding the conversion.

 While the Series A Preferred Stock is outstanding, we may not incur any additional indebtedness, with the exception of ordinary course equipment leases, obligations to vendors and similar exceptions. The Company is also prohibited from issuing additional or other capital stock or from issuing variable rate securities, without the consent of holders of the Series A Preferred Stock then outstanding.

The scheduled conversions and actual activity for the Series A Preferred Stock as of April 30, 2013 and 2012 are as follows:

Installement Date	Pre-delivery Date	Preferred Shares Redeemedable	Less: Preferred Shares Redeemed / Converted at 04/30/13	Balance of Preferred Shares at 04/30/13	Fair Value of Preferred Stock at 04/30/13

5/12/2012	4/10/2012	583	(583)	-	$-
6/12/2012	5/10/2012	583	(583)	-	-
7/12/2012	6/8/2012	2	(2)	-	-
7/16/2012	6/15/2012	667	(667)	-	-
8/15/2012	7/13/2012	667	(667)	-	-
9/17/2012	8/14/2012	667	(667)	-	-
10/15/2012	9/12/2012	499	(112)	-	-
11/15/2012	10/12/2012		(112)	-	-
12/17/2012	11/12/2012		(110)	-	-
1/15/2013	12/14/2012		(28)	-	-
1/31/2013	1/31/2013		(138)	-	-
Convertible preferred stock		3,668	(3,668)	-	$-

For the year ended April 30, 2013, 3,668 shares of Series A Preferred Stock were converted into 191,934 shares of Common Stock. The Company recorded interest expense of $762,738 related to these conversions. The interest expense was calculated as the difference between the fair value of the preferred shares converted and the fair value of the Common Stock on the date of the conversion. As of April 30, 2013 there were no shares of Series A Preferred Stock outstanding.

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

For the year ended April 30, 2012, 2,332 shares of Series A Preferred Stock were converted into 79,167 shares of Common Stock. The Company recorded interest expense of $530,943 related to these conversions. The interest expense was calculated as the difference between the fair value of the preferred shares converted and the fair value of the Common Stock on the date of the conversion

As of April 30, 2013 and 2012, respectively, the following is a summary of the non-cash interest related to the Series A Convertible Preferred Stock:

Amount
Dividends paid in common stock	$309,938
Fair value of warrants issued with preferred shares	656,535
Interest expense on conversion of preferred stock	762,738
Non-cash interest expense as of April 30, 2013	$1,729,211

Amount
Dividends paid in common stock	$81,890
Fair value of warrants issued with preferred shares	1,170,322
Interest expense on conversion of preferred stock	530,943
Fair value adjustment to preferred stock	678,661
Accrued dividends payable	21,479
Non-cash interest expense as of April 30, 2012	$2,483,295

NOTE F—INTANGIBLE ASSETS

The following table summarizes our intangible assets as of April 30, 2013:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$645,918	11.2	$(27,279)	$(258,499)	$360,140
License Rights	572,370	15.6	-	(117,969)	454,401
Trademarks	110,157	N/A	-	-	110,157
Total	$1,328,445		$(27,279)	$(376,468)	$924,698

The following table summarizes our intangible assets as of April 30, 2012:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$546,624	11.7	$-	$(233,989)	$312,635
License Rights	540,668	16.6	-	(89,429)	451,239
Trademarks	138,631	N/A	(29,534)	-	109,097
Total	$1,225,923		$(29,534)	$(323,418)	$872,971

For the years ended April 30, 2013 and 2012, the aggregate amortization expense on the above intangibles was approximately $55,845 and $45,183, respectively. The following table summarizes the aggregate amortization expense over the remaining life of the patents and license rights as of April 30, 2013:

Year ending April 30,	Amount
2014	$57,490
2014	57,490
2015	57,125
2016	56,549
2017	52,632
2018	51,446
Therafter	539,299
$814,541

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

The Company completed its annual impairment test of its patents and license rights during the fourth quarter of fiscal years 2013 and 2012. The Company wrote-off approximately $27,000 and $0 of capitalized costs for patent applications that were withdrawn or abandoned during the years ended April 30, 2013 and 2012, respectively. These asset impairment charges primarily related to the Company's topical formulations using alternative PFCs which were determined not to be a core component of the Company’s development strategy.

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

The Company completed its annual impairment test of indefinite-lived intangible assets during the fourth quarter of fiscal years 2013 and 2012.  During the fourth quarter of fiscal years 2013 and 2012, the Company wrote-off approximately $0 and $29,000, respectively, of capitalized costs for trademark applications that were withdrawn or abandoned during the year.

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

Net revenues and segment profit, classified by the Company's reportable segments are as follows:

	For the year ending April 30,
	2013	2012
Product revenue
United States	$46,016	$74,519
Europe	46,667	-
Latin America	-	26,000
Total product revenue	$92,683	$100,519

	For the year ending April 30,
	2013	2012
Segment loss (income)
United States	$86,921	$355,241
Europe	(28,328)	-
Latin America	-	(10,585)
Unallocated revenues
Government grant revenue	(1,141,356)	(314,515)
Unallocated expenses
General and administrative	3,567,980	5,697,884
Research and development	2,455,816	2,462,638
Restructuring expense	220,715	-
Loss on impairment of long-lived assets	27,279	29,534
Net interest and other expense	4,226,773	7,492,213
Net loss	$9,415,800	$15,712,410

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation may be included with various other costs in an overhead allocation to each segment and it is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

NOTE H—STOCKHOLDERS’ EQUITY

Preferred Stock

Our Certificate of Incorporation authorizes us to issue 10,000,000 shares of $0.0001 par value preferred stock of which 9,992,500 are undesignated. On February 25, 2013, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 2,100 shares of our authorized but unissued shares of preferred stock as Series B Convertible Preferred Stock.

Series B Convertible Preferred Stock

On February 22, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) providing for the issuance and sale by the Company (the “Offering”) of $1.6 million of shares of the Company’s Series B-1 convertible preferred stock (the “Series B-1 Stock”) and $0.5 million of shares of the Company's Series B-2 convertible preferred stock (the “Series B-2 Stock” and, together with the Series B-1 Stock, the “Series B Preferred Stock”) which are convertible into a combined total of 420,000 shares of common stock (the “Conversion Shares”).

On February 27, 2013, the Company sold 2,100 units for net proceeds of approximately $1.9 million. Each unit sold consisted of (i) one share of the Company’s Series B Preferred Stock and (ii) a Warrant representing the right to purchase 300 shares of Common Stock at a price of $1,000 per unit, less issuance costs. The shares of Series B Preferred Stock were immediately convertible upon issuance.

The table below sets forth a summary of the designation, powers, preferences and rights of the Series B Preferred Stock.

Dividends	No dividends shall be paid on shares of Preferred Stock.
Conversion
Holders may elect to convert shares of Preferred Stock into shares of Common Stock at the then-existing conversion price at any time.  The initial conversion price is $5.00 per share of Common Stock, and is subject to certain adjustments, including an anti-dilution provision that reduces the conversion price upon the issuance of any Common Stock or securities convertible into Common Stock at an effective price per share less than the conversion price and a one-time price reset following the effectiveness of a reverse split of the Company’s outstanding common stock.

Liquidation preference
In the event of the Company’s voluntary or involuntary dissolution, liquidation or winding up, each holder of Preferred Stock will be entitled to be paid a liquidation preference equal to the initial stated value of such holder’s Preferred Stock of $1,000 per share, plus accrued and unpaid dividends and any other payments that may be due on such shares, before any distribution of assets may be made to holders of capital stock ranking junior to the Preferred Stock.

Voting rights
Shares of Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Preferred Stock will be required to amend the terms of the Preferred Stock.

The Company will not affect any conversion of the Series B Preferred Stock, nor shall a holder convert its shares of Series B Preferred Stock, to the extent that such conversion would cause the holder to have acquired, through conversion of the Preferred Stock or otherwise, beneficial ownership of a number shares of Common Stock in excess of 4.99% of the Common Stock outstanding immediately preceding the conversion.

For the year ended April 30, 2013, 1,113 shares of Series B Preferred Stock were converted into 222,600 shares of Common Stock. As of April 30, 2013 there were 987 shares of Series B Preferred Stock outstanding.

Common Stock

Our Certificate of Incorporation authorizes us to issue 400,000,000 shares of $0.0001 par value common stock. As of April 30, 2013 and 2012, there were 1,930,078 and 1,470,887 shares of common stock issued and outstanding.

Securities Purchase Agreement

On November 11, 2011, the Company and JP SPC 1 Vatea, Segregated Portfolio (“Vatea Fund”) entered into Amendment No. 3 to the Securities Purchase Agreement (the “SPA”) dated June 8, 2009. Under the third amendment, the parties deemed all milestones under the SPA achieved in exchange for a reduction in the purchase price for shares of the Company's common stock under the SPA to $57.00 per share.

On November 14, 2011, following entry into Amendment No. 3 to the SPA, the final closing (the "Final Closing") under the SPA occurred pursuant to which the Company delivered 140,351 shares of its common stock to the holders of the SPA against payment to the Company of an aggregate of $8,000,000. In connection with the Final Closing, the Company paid fees to Melixia SA for services provided as facilitating agent, which consisted of 561,404 shares of the Company’s common stock. All issuances were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder. As further discussed in Note D above, pursuant to the terms of the Note Purchase Agreement with Vatea Fund, the Company used the proceeds from the Final Closing to prepay the outstanding balance under the notes, including $2,367,574 of unaccreted final payment premium thereunder. Following the Final Closing, no securities remain available for purchase under the SPA and no outstanding balance remains under the Note Purchase Agreement.

Warrants

In connection with the issuance of 2,100 shares of Series B Preferred Stock described above, on February 27, 2013 the Company issued Class A and Class B warrants  to purchase an aggregate of 630,000 shares of common stock. The warrants were issued at an initial exercise price equal to $10.00 and were immediately exercisable. The Class A warrants were issued with a six-year term and the Class B warrants were issued with a two-year term.

As further described in Note E above, on December 12, 2011, the Company issued warrants to purchase 39,415 shares of common stock as part of the Series A Convertible Preferred Stock Offering. The warrants were issued at an initial exercise price of $44.40. The Warrants were issued with a six-year term and are exercisable beginning December 12, 2012. In June 2012, the Company issued warrants to purchase 28,154 shares of Common Stock as part of the Series A Preferred Stock subsequent closing. The Warrants were issued with a six-year term and are exercisable beginning June 17, 2013. On February 21, 2013, the Company entered into an agreement with the holders of these warrants (the “Warrant Exchange Agreements”) under which all of the outstanding warrants were cancelled in exchange for an aggregate of 20,000 shares of the Company’s common stock and $380,000 in cash pursuant to Section 3(a)(9) under the Securities Act. In addition, the Warrant Exchange Agreements provide that the investors party thereto may not sell, offer to sell or contract to sell the shares of common stock issued thereunder prior to and including May 21, 2013.

As further described in Note D above, on June 29 and July 1, 2011, the Company issued warrants to purchase 6,652 and 101,996 shares of restricted common stock respectively, as part of the convertible note offering. The warrants were issued in three equal tranches with a weighted average exercise price of $50.00. The warrants were issued with a five-year term and were exercisable upon issuance.

The following table summarizes the Company’s warrant activity for the years ended April 30, 2013 and 2012:

	Warrants		Weighted Average Exercise Price
Outstanding at April 30, 2011	179,068		$78.00
Issued	148,062		49.00
Exercised	(22,688)		32.40
Cancelled	-		-
Forfeited	(82,819)		73.60
Other	40,376	(1)	26.20
Outstanding at April 30, 2012	261,999		$41.60
Issued	658,154		6.69
Cancelled	(67,568	) (2)	44.40
Forfeited	(93,175)		38.40
Outstanding at April 30, 2013	759,410		$11.00

(1)
The Company has warrants outstanding that contain anti-dilution clauses requiring a repricing in the event of subsequent equity sales. Subsequent to the closing of the Series A Preferred Stock Offering, the repricing of these warrants resulted in an increase of 40,376 potentially issuable shares and a $16.80 reduction in the weighted average exercise price of the Company’s outstanding warrants.

(2)	Represents the aggregate number of warrants cancelled under the Warrant Exchange Agreements.

During the year ended April 30, 2012, the Company received $733,629 and issued 22,688 shares of Common Stock in connection with the exercise of outstanding warrants.

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “Plan”). Under the Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of Common Stock upon exercise of stock options. On September 30, 2011, the Company’s stockholders approved amendment to the Plan which increased the amount of shares authorized for issuance under the Plan to 300,000, up from 40,000 previously authorized. As of April 30, 2013 the Company had 282,726 shares of Common Stock available for grant under the Plan.

The following table summarizes the shares available for grant under the Plan for the years ended April 30, 2013 and 2012:

Shares Available for Grant
Balances, at April 30, 2011	12,192
Additional shares reserved	260,000
Options granted	(5,366)
Options cancelled/forfeited	13,162
Restricted stock granted	(10,474)
Restricted stock cancelled/forfeited	7,068
Balance, at April 30, 2012	276,582
Options granted	(1,595)
Options cancelled/forfeited	7,851
Restricted stock granted	(5,318)
Restricted stock cancelled/forfeited	5,206
Balance, at April 30, 2013	282,726

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

The following table summarizes the outstanding stock options under the Plan for the years ended April 30, 2013 and 2012:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances, at April 30, 2011	25,754	$90.80
Options granted	5,366	$38.80
Options exercised	(367)	$39.20	$3,227	(1)
Options cancelled	(13,161)	$83.80
Balance, at April 30, 2012	17,592	$81.20
Options granted	1,595	$32.60
Options cancelled	(7,851)	$106.40
Balance, at April 30, 2013	11,336	$57.00	$-	(2)

(1)	Amounts represent the difference between the exercise price and fair value of Oxygen Biotherapeutics’ stock at the time of exercise.
(2)
Amount represents the difference between the exercise price and $5.00, the closing price of Oxygen Biotherapeutics’ stock on April 30, 2013, as reported on The NASDAQ Capital Market, for all in-the-money options outstanding.

The Company issued 0 and 7,333 shares of Common Stock from the cashless exercise of 0 and 40,000 stock options for the years ended April 30, 2013 and 2012, respectively.

The following table summarizes all options outstanding as of April 30, 2013:

	Options Outstanding at April 30, 2013		Options Exercisable and Vested at April 30, 2013
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price
$4.60 to $38.40	4,868	8.4	3,128	$35.71
$38.60 to $57.80	2,725	5.7	2,506	$47.02
$59.40 to $100.00	2,418	5.5	2,352	$78.31
$101.60 to $138.00	1,325	6.4	1,325	$119.95
	11,336	6.9	9,311	$61.50

The following table summarizes options outstanding that have vested and are expected to vest based on options outstanding as of April 30, 2013:

	Number of Option Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life (Years)
Vested	9,311	$61.50	$-	6.4
Vested and expected to vest	11,113	$57.42	$20	6.8

(1)
Amount represents the difference between the exercise price and $5.00, the closing price of Oxygen Biotherapeutics’ stock on April 30, 2013, as reported on The NASDAQ Capital Market, for all in-the-money options outstanding.

We chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

We used the following assumptions to estimate the fair value of options granted under our stock option plans for the years ended April 30, 2013and 2012:

	For the the year ended April 30
	2013	2012
Risk-free interest rate (weighted average)	1.29%	1.79%
Expected volatility (weighted average)	79.62%	78.88%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of our stock options.
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
Forfeitures
As stock-based compensation expense recognized in the statement of operations for the years ended 2013 and 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

The weighted-average grant-date fair value of options granted during the years ended April 30, 2013 and 2012 was $32.60 and $38.80, respectively.

As of April 30, 2013, there were unrecognized compensation costs of approximately $13,000 related to unvested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.6 years.

 Restricted Stock Grants

The following table summarizes the restricted stock grants under the Plan for the year ended April 30, 2013:

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at April 30, 2011	-
Restricted stock granted	10,474	$41.40
Restricted stock vested	(1,602)	$41.60
Restricted stock cancelled	(866)	$40.00
Restricted stock forfeited	(6,201)	$40.80
Balance, at April 30, 2012	1,805	$43.80
Restricted stock granted	5,318	$35.00
Restricted stock vested	(4,465)	$32.60
Restricted stock cancelled	(741)	$36.20
Balance, at April 30, 2013	1,917	$48.40

For the year ended April 30, 2013, the Company recorded $162,991 as compensation expense for these restricted stock grants. As of April 30, 2013, there were unrecognized compensation costs of approximately $6,607 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period of 1 year.

NOTE I—RESTRUCTURING EXPENSE

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

The Company incurred a restructuring expense of $220,715 related to the closing for the year ended April 30, 2013. The Company may incur additional costs as a result of the restructuring, but it does not expect these costs to be significant beyond April 30, 2013. The following table summarizes the impact of the work force reductions and other associated costs on operating expenses and payments for the year ended April 30, 2013, and the liability remaining on the balance sheet as of April 30, 2013.

	Charges Incurred During the Year Ended April 30, 2013	Amounts Paid Through April 30, 2013	Amounts Accrued at April 30, 2013
Future lease obligations, net of sublease revenue	$134,984	$43,496	$98,388
Employee severance, benefits and related costs for work force reductions	53,991	53,991	-
Other exit costs	31,740	31,740	-

The Company recorded all restructuring expenses as operating expenses on the statement of operations. All restructuring costs were paid by April 30, 2013, with the exception of approximately $98,000 of future lease obligations, net of sublease revenue.

During the year ended April 30, 2013, the Company recognized an impairment loss of approximately $12,000 related to the disposal lab equipment as a result of the decision to discontinue internal manufacturing and development activities which is not recorded in the table above.

NOTE J—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under an operating lease that includes fixed annual increases and expires in February 2016. Total rent expense was $151,125 and $286,536 for the year ended April 30, 2013 and 2012, respectively.

The future minimum payments for the long-term, non-cancelable lease are as follows:

Year ending April 30,
2014	$107,946
2015	111,171
2016	94,917
$314,034

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

The agreement with VCU also requires the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. This fee is recorded as an other current asset and is amortized over the fiscal year.  Amortization expense was $70,000 for the years ended April 30, 2013 and 2012.

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

The Company has accrued $500,000 as a liability related to this claim as of April 30, 2013.

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

As of January 31, 2013, all of the potentially non-compliant options were either cancelled or expired unexercised. The Company evaluated the contingent liability and concluded that the likelihood of an asserted claim is no longer probable and fails to satisfy the accrual criteria in accordance with ASC 450. During the year ended April 30, 2013, the Company recorded a credit of approximately $532,500 against general and administrative expense in the statement of operations and reduced its accrual for the potential liability to $0.

NOTE K—401(k) BENEFIT PLAN

The Company sponsors a 401(k) Retirement Savings Plan (the Plan) for all eligible employees. Full-time employees over the age of 18 are eligible to participate in the Plan after 90 days of continuous employment. Participants may elect to defer earnings into the Plan up to the annual IRS limits and the Company provides a matching contribution up to 5% of the participants’ annual salary in accordance with the Plan documents. The Plan is managed by a third-party trustee. For the periods ended April 30, 2013 and 2012, the Company recorded $46,847 and $52,217 respectively, for matching contributions expense.

NOTE L—INCOME TAXES

The Company has not recorded any income tax expense or benefit for the periods ended April 30, 2013 and 2012 due to its history of net operating losses.

The reconciliations of income tax expenses (benefit) at the statutory federal income tax rate of 34% for the periods ended April 30, 2013 and 2012 are as follows:

	2013	2012
U.S Federal tax benefit at statutory rate	(3,201,372)	(5,342,219)
State income tax benefit, net of federal benefit	(356,452)	-
Nondeductible interest	1,592,027	1,458,660
Other nondeductible	47,652	22,227
Other, including effect of tax rate brackets	132,806	(95,003)
Change in valuation allowance	1,785,339	3,956,335
	-	-

The components of deferred tax assets and deferred tax liabilities for 2013 and 2012 are as follows:

Deferred Tax Assets (Liabilities)	2013	2012
Net operating Loss Carryforwards	27,446,605	24,172,571
Interest	-	1,511,360
Accruals and other	336,631	244,207
Depreciation and amortization	16,766	(32,473)
Valuation allowance	(27,800,002)	(25,895,665)
Net Deferred Tax Assets (Liabilities)	-	-

At April 30, 2012 the Company had Federal and State net operating loss carryforwards of approximately $71.0 million and $54.0 million available to offset future federal and state taxable income, respectively. The net operating loss carryforwards began to expire in 2011 and 2016 respectively and valuation allowances have been provided.

At April 30, 2013 the Company had Federal and State net operating loss carryforwards of approximately $74.4 million and $59.3 million available to offset future federal and state taxable income, respectively. The net operating loss carryforwards began to expire in 2011 and 2016 respectively and valuation allowances have been provided.

Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of the net operating losses before utilization.

The Company adopted ASC 740-10 on May 1, 2007. As of April 30, 2013, it had no unrecognized tax benefits and does not expect any material change during the next year. As of April 30, 2013, the Company has not recorded any interest or penalties under this pronouncement.

Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain income tax positions at April 30, 2013.

The Company files U.S. and state income tax returns with varying statutes of limitations. The tax years 1998 and forward remain open to examination due to the carryover of unused net operating losses or tax credits.

NOTE M—SUBSEQUENT EVENTS

On May 10, 2013, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio of twenty-to-one with the Secretary of State of the State of Delaware.  The Amendment did not change the number of authorized shares, or the par value, of the Company’s common stock.  The Amendment provides that every twenty shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of the Company’s common stock.

The Amendment was approved by the stockholders of the Company at a special meeting of stockholders held on April 26, 2013, with the ratio of the Reverse Stock Split to be not less than ten-to-one and not more than fifty-to-one, as determined by the Company’s Board of Directors.  The Company’s Board of Directors approved the Amendment with the twenty-to-one ratio on the same date.

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

Management, with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K.  Based on such evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

From time to time, we may review and make changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal control over financial reporting and which do not have a material effect on our overall internal control over financial reporting.  During the three months ended April 30, 2013, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2013.  In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 30, 2013.

ITEM 9B—OTHER INFORMATION

There is no information to report under this item for the quarter ended April 30, 2013.

PART III

Directors

The following table sets forth information as to each of our directors:

Name	Age	Position with Oxygen Biotherapeutics, Inc.	Director Since
Ronald R. Blanck, DO	72	Chairman	December 2009
William A. Chatfield	62	Director	October 2009
Anthony DiTonno	65	Director	December 2011
Gregory Pepin	30	Director	August 2009
Chris A. Rallis	60	Director	December 2011

Ronald R. Blanck, DO has served as a director since December 2009 and as Chairman since September 2011. Dr. Blanck has served as chairman of Martin, Blanck & Associates, a federal health services consulting firm based in Falls Church, VA since January 2010. He began his military career in 1968 as a medical officer and battalion surgeon in Vietnam, retiring 32 years later as a Lieutenant General and Surgeon General of the U.S. Army and commander of the U.S. Army Medical Command. He also served as commander of Walter Reed Medical Center and the North Atlantic Region Medical Command. His background also includes serving as president of the University of North Texas Health Science Center at Fort Worth.

Dr. Blanck brings to the Board an intimate knowledge of our military system and the unique health care challenges they face. As a director, Dr. Blanck has provided invaluable assistance to the Board as our company strives to bring innovative medical products that address the needs of our wounded military personnel. As chairman, he provides strategic leadership and focus to the Board and to management.

Dr. Blanck serves on the Corporate Governance and Nominating Committee, the Compensation Committee, and as chair of the Audit Committee.

William A. Chatfield has served as a director since October 2009. Mr. Chatfield most recently served as the Director of the U.S. Selective Service System from November of 2004 to May of 2009, having been nominated by President George W. Bush and confirmed by the U.S. Senate. He was directly responsible to the President of the United States for the management of the Selective Service System. His background includes more than 30 years of experience working with the executive and legislative branches of the Federal government, such as the Department of Defense, the Department of the Interior, and the Civil Aeronautics Board, as well as serving as an Intelligence Officer with the U.S. Marine Corps.

We believe that Mr. Chatfield’s unique background working within the political framework of our government benefits the Board and the Corporate Governance and Nominating Committee.  Mr. Chatfield’s qualifications and experience also assist us in developing pathways for additional sources of funding through grants and other government sponsored programs.

Mr. Chatfield serves on the Audit Committee and as chair of the Corporate Governance and Nominating Committee.

Anthony A. DiTonno has served as a director since December 2011. Since February 2013, Mr. DiTonno has served as Chief Executive Officer of Avantis Medical Systems, Inc., a medical device company that develops and manufactures catheter-based endoscopic devices.  From April 2003 until December 2011, Mr. DiTonno was President and Chief Executive Officer of Neurogesx Inc., a biopharmaceutical company based in the San Francisco Bay area. During his time at Neurogesx, Mr. DiTonno also served on its board of directors.  Mr. DiTonno has funded companies through a variety of financial arrangements including private and public financings, partnerships and debt. He has also been successful in gaining regulatory approvals in both the United States and European Union. Previously, he was Executive Vice President of Marketing and Sales at Enteric Medical Technologies Inc., which was acquired by Boston Scientific Company; President and Chief Executive Officer of Lifesleep Systems, Inc.; and Vice President and General Manager of Olcassen Pharmaceuticals, which was sold to Watson Laboratories. Early in his career, he held a variety of positions of increasing responsibility at Rorer Group, Inc. (Rhône Poulenc Rorer) and Wyeth Laboratories. Mr. DiTonno received an M.B.A. from Drexel University and a B.S. in Business Administration from St. Joseph’s University.

We believe that Mr. DiTonno’s extensive corporate experience and financial background qualifies him to serve on our Board and provides valuable insight to the company. Mr. DiTonno was recommended by a third-party director search firm engaged by the Corporate Governance and Nominating Committee to identify and recruit candidates for consideration as director nominees.

Gregory Pepin has served as a director since August 2009.  From July 2008 until April 2010, he was engaged as a Senior Vice President at Melixia SA (“Melixia”), an investment management company based in Switzerland.  In that position he participated in the formation of Vatea Fund, one of our principal stockholders, and has served as a Managing Director of that fund since June 2009.  In May 2010, he co-founded EOS Investment, Ltd. (“EOS”), an investment company based in the Cayman Islands, which serves as investment manager of Vatea Fund, and as investment manager and managing director of OXBT Fund, a fund which holds convertible notes and warrants issued by us.  EOS serves as the investment manager and the managing director for two other funds that are not affiliated with us.  In May 2010, he co-founded Independent Wealth Management, SA, an investment management company based in Switzerland, and he has served as a financial analyst for the company since that time.  From September 2005 through the end of June 2008, Mr. Pepin was employed as a consultant in finance and insurance by Winter & Associates located in Paris, France.  In July 2005, Mr. Pepin earned the degree of Master of Science and Economy, Finance and Actuaries, from HEC Lausanne.

Mr. Pepin’s investment management experience and skills qualify him to serve on our Board, and provide the Board with valuable insight into the investment community.

Mr. Pepin serves as chair of the Compensation Committee and as a member of the Corporate Governance and Nominating Committee.

Chris A. Rallis has served as a director since December 2011. Mr. Rallis is an Executive-in-Residence at Pappas Ventures, a life science venture capital firm based in Durham, NC. From April 2006 until June 2007, he was President and Chief Executive Officer of ImmunoBiosciences, Inc., a vaccine technology company formerly located in Raleigh, NC. He has served as a consultant for Duke University and Panacos Pharmaceuticals, Inc., and is the former President and Chief Operating Officer of Triangle Pharmaceuticals, Inc. (“Triangle”), which was acquired by Gilead Sciences in January 2003 for approximately $465 million. While at Triangle, he participated in 11 equity financings generating gross proceeds of approximately $500 million. He was also primarily responsible for all business development activities which included a worldwide alliance with Abbott Laboratories and the in-licensing of 10 compounds. Earlier, he served in various business development and legal management roles with Burroughs Wellcome, Co. Mr. Rallis serves on the boards of Aeolus Pharmaceuticals and Adherex Technologies and chairs the Audit Committee of both boards. He received his A.B. degree in economics from Harvard College and a J.D. from Duke University.

We believe that Mr. Rallis’ strong background in raising capital, business development and operations developed through his leadership at other companies operating within the biomedical industry qualifies him to serve on our Board. Mr. Rallis was recommended by our outside counsel to the Corporate Governance and Nominating Committee for consideration as a director nominee.

Mr. Rallis serves on the Audit Committee.

Executive Officers

The names of our current executive officers are listed below. Our executive officers are appointed by our Board of Directors to hold office until their successors are appointed.

Name	Age	Position
Michael B. Jebsen, CPA	42	President, Interim Chief Executive and Chief Financial Officer

Charles L. Pamplin III, M.D.	64	Chief Medical Officer

Michael B. Jebsen joined Oxygen as our Accounting Manager in April 2009, and was elected Chief Financial Officer, Executive Vice President Finance and Administration, and Corporate Secretary in August 2009 and was appointed as Interim Chief Executive Officer in August 2011. Before joining us, he was an auditor with Grant Thornton, LLP from July 2003 through December 2005 and from April 2008 through April 2009. In addition, he held various positions, including Chief Ethics Officer, Senior Internal Auditor, and Senior Financial Analyst with RTI International, a non-profit research and development organization, from January 2006 to February 2008. Mr. Jebsen holds a Master of Science in Accounting from East Carolina University and is a Certified Public Accountant, licensed in North Carolina.

Col. Charles L. Pamplin III, M.D. joined Oxygen as our Chief Medical Officer in May 2013. Before joining us, Dr. Pamplin was president of Medicines Oracle, a medical consulting company to the pharmaceutical industry from January 2008 through May 2013 and acting Chief Science Officer at Avidas Pharmaceuticals LLC, a private pharmaceutical company committed to age-related disorders and diseases from January 2010 through May 2013.  Prior to that, from May 2000 through December 2007, Dr. Pamplin was Vice President of Clinical Development at King Pharmaceuticals, Inc., a pharmaceutical company (“King Pharmaceuticals”), which was acquired by Pfizer Inc. From May 2000 to March 2007 he served as Vice President, Medical Affairs, at King Pharmaceuticals. Dr. Pamplin contributed to the development of various adenosine receptor agonists, antagonists, and allosteric modifiers at King Pharmaceuticals. Prior to joining King Pharmaceuticals, he was Vice President of Quintiles Inc.’s (“Quintiles”) Internal Medicine Business Unit. He managed numerous medical specialty programs at Quintiles including women’s health, urology, and dermatology.

Dr. Pamplin is a licensed and board certified physician and a retired U.S. Army Colonel (Medical Corps), specializing in Internal Medicine, Clinical Pharmacology, Business Management, and Medical Informatics. During his 22 year distinguished military career he contributed to the development of anti-malarial, antileishmanial, and chemical defense drugs and devices. He developed prophylactic and therapeutic drug treatments and strategies. In addition, he has received several military awards and honors, including the Legion of Merit, the National Defense Service Medal, and the Army Achievement Medal among others.

After receiving his medical degree from the University of Maryland, he completed his internship and residency in Internal Medicine at Walter Reed Medical Center and his post-graduate training in Clinical Pharmacology at Walter Reed Institute of Research, in Washington, D.C. He is a graduate of the Command and General Staff College. He received his undergraduate degree from Wake Forest University.

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

Audit and Compliance Committee

We have a separately designated standing Audit and Compliance Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit and Compliance Committee’s principal responsibilities include:

●	reviewing, evaluating, and discussing our financial statements and other financial information prepared on our behalf;

●	selecting, retaining, and monitoring the independence and performance of our outside auditors, including overseeing the audits of our financial statements and approving any non-audit services;

●
assisting the Board in fulfilling its oversight responsibilities, primarily through overseeing management’s conduct of our accounting and financial reporting process and systems of internal accounting and financial controls;

●	providing an avenue of communication among the outside auditors, management and the Board; and

●	preparing an annual report of the Audit Committee for inclusion in our proxy statement.

The members of the Audit and Compliance Committee are Messrs. Blanck, Chatfield and Rallis. Mr. Blanck serves as chair of the Audit Committee. The Board of Directors has determined that Messrs. Blanck and Rallis each qualify as an “audit committee financial expert” as defined by applicable SEC rules. The Audit Committee met four times in fiscal 2013.

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

Based solely upon our review of the Section 16(a) reports in our records for fiscal 2013 transactions in our common stock, we believe that during the fiscal year ended April 30, 2013 the Company’s officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a), except that:  8 reports, covering a total of 8 transactions, were filed late by Mr. Jebsen and 1 report covering 1 transaction was filed late by each of Messrs. Blanck, Chatfield, Rallis and DiTonno.

ITEM 11— EXECUTIVE COMPENSATION

Summary of Compensation

The following table provides certain summary information concerning compensation earned for services rendered in all capacities to us for the fiscal years ended April 30, 2013 and 2012, by our interim chief executive officer and chief financial officer (the “Named Executive Officer”). We had no other executive officers during any part of fiscal 2013.  This information includes the dollar amount of base salaries, bonus awards, stock options and all other compensation, if any, whether paid or deferred.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan (2) ($)	Bonus ($)	Stock Awards(1) ($)		Option Awards(1) ($)	All Other Compensation(3) ($)	Total ($)
Michael B. Jebsen, CPA(4)	2013	330,000	—	—	60,308	(5)	—	9,600	392,845
President, Interim Chief	2012	295,000	105,000	—	16,856	(5)	—	9,600	426,456
Executive and Chief Financial
Officer

(1)
The amounts in these columns reflect the aggregate grant date fair value of awards granted during the year computed in accordance with Financial Accounting Standards Board ASC Topic 718, Compensation — Stock Compensation. The assumptions made in determining the fair values of our stock and option awards are set forth in Note H to our Financial Statements.

(2)	These payments were made based on achievement of milestones in accordance with Mr. Jebsen’s employment agreement, which is described below in the section entitled “Employment and other Contracts.”

(3)
The amounts in this column represent payments for automobile allowances issued in accordance with the terms of Mr. Jebsen’s employment agreement, which is described below in the section entitled “Employment and other Contracts.”

(4)	Mr. Jebsen began serving as our Interim Chief Executive Officer, effective August 24, 2011. In connection with such service, Mr. Jebsen receives additional compensation of $10,000 per month.

(5)
Represents the grant date fair value of the shares issued in accordance with the terms of Mr. Jebsen’s employment agreement, which is described below in the section entitled “Employment and other Contracts.”

Option Grants

In September 1999, our Board of Directors approved the 1999 Amended Stock Plan, which provided for the granting of incentive and nonstatutory stock options to employees and directors to purchase up to 13,333 shares of our common stock. The 1999 Amended Stock Plan was approved by stockholders on October 10, 2000. Options granted under the 1999 Amended Stock Plan are exercisable at various dates up to four years and have expiration periods of generally ten years. On June 17, 2008, our stockholders approved an amendment and restatement to the 1999 Amended Stock Plan to increase the number of shares of common stock available for awards under the plan from 13,333 to 40,000, to increase the maximum number of shares covered by awards granted under the 1999 Amended Stock Plan to an eligible participant from 13,333 to 16,667 shares, and to make additional technical changes to update the plan. On September 30, 2011, our stockholders approved an amendment to the 1999 Amended Stock Plan, to increase the number of shares of common stock available for awards under the plan from 40,000 to 300,000. Persons eligible to receive grants under the 1999 Amended Stock Plan consist of all of our employees, including executive officers and employee directors. As of April 30, 2013 and 2012, we had 11,336 and 17,592 outstanding options under the 1999 Amended Stock Plan, respectively. As of April 30, 2013 and 2012, there were 282,726 and 276,582, respectively, options available for grant under the 1999 Amended Stock Plan.

In addition, we have issued options outside the 1999 Amended Stock Plan; however at April 30, 2013 there were no options outstanding that were issued outside the 1999 Amended Stock Plan.

The following table summarizes certain information as of April 30, 2013 concerning the stock options and restricted stock granted to the Named Executive Officer during the fiscal year ended April 30, 2013. No stock appreciation rights or long-term performance awards had been granted as of April 30, 2013.

Name and Principal Position	Grant Date	Number of Securities Underlying Options(1) (#)	Exercise Price of Options ($)	Number of Securities Underlying Restricted Stock Grant (#)		Grant Date Fair Value of Option and Restricted Stock Awards(2) ($)

Michael B. Jebsen, CPA	5/1/2012	—	—	430	(3)	15,308
President, Interim Chief Executive and Chief Financial Officer	6/15/2012	—	—	1,223	(4)	45,000

(1)	Each option listed in the table immediately vests and is exercisable over a ten-year period.

(2)
The amounts in this column reflects the aggregate grant date fair value of awards granted during the year computed in accordance with Financial Accounting Standards Board ASC Topic 718, Compensation — Stock Compensation. The assumptions made in determining the fair values of our option awards are set forth in Note H to our Financial Statements.

(3)	The shares underlying these grants vest monthly over a 12 month period.

(4)	The shares underlying these grants vest monthly immediately.

Outstanding Equity Awards

The following table provides information about outstanding equity awards held by the Named Executive Officer as of April 30, 2013.

Outstanding Equity Awards at 2013 Fiscal Year-End

	Option Awards(1)					Stock Awards
Name and Principal Position	Number of securities underlying unexercised options (Exercisable) (#)		Number of securities underlying unexercised options (Unexercisable) (#)	Option exercise price ($/Sh)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)

Michael B. Jebsen, CPA	34	(2)		123.00	7/20/2019	—	—
President, Interim Chief Executive and Chief Financial Officer	167			117.00	8/12/2019
	34			127.60	9/1/2019
	34			117.00	10/1/2019
	34			129.00	11/1/2019
	34			111.60	12/1/2019
	34			115.80	1/1/2020
	34			114.60	2/1/2020
	34			102.00	3/1/2020
	34			100.00	4/1/2020
	34			100.00	5/1/2020
	34			59.40	6/1/2020
	34			57.80	7/1/2020
	34			54.80	8/1/2020
	167			55.80	8/13/2020
	34			60.80	9/1/2020
	34			50.60	10/1/2020
	34			42.20	11/1/2020
	34			43.00	12/1/2020
	625			43.00	12/1/2020
	34			38.40	1/1/2021
	34			41.00	2/1/2021
	34			38.60	3/1/2021
	34			36.80	4/1/2021

(1)	Except as otherwise noted, the option awards reflected in these columns vested immediately on the date of grant. The date of grant for each of these options is the date 10 years prior to the expiration date reflected in this table.
(2)	These options were granted with the following vesting scedule: 100% on the first anniversary of the grant date.

Employment and other Contracts

Pursuant to the employment agreement dated May 19, 2011 with Michael Jebsen (the “Employment Agreement”), Mr. Jebsen will continue to receive as compensation (i) an annual base salary of $210,000, (ii) a fixed monthly automobile allowance of $800, and (iii) participation in medical insurance, dental insurance, and other benefit plans on the same basis as our other officers. Under the Employment Agreement, Mr. Jebsen will now receive an annual cash bonus consisting of 50% of his base salary, based on 100% achievement of annual goals (with no cap on the bonus for greater than 100% achievement of goals). In addition to the foregoing, Mr. Jebsen will now receive annual grants totaling 430 shares of our restricted common stock, vesting over a 12-month period, of which 180 shares will only vest so long as he continues serving as our Corporate Secretary. These awards of restricted stock replace awards of stock options that were provided under Mr. Jebsen’s prior agreement.

The Employment Agreement (i) was to be effective for a one-year term, and automatically renewed for additional one-year terms, unless the Employment Agreement is terminated in advance of renewal or either party gave notice at least 90 days prior to the end of the then current term of an intention not to renew, and (ii) provided that we would indemnify Mr. Jebsen against any adverse tax consequences in connection with the Employment Agreement or any prior employment agreement that may result from any non-compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “IRC”).

In addition, the Employment Agreement provided that if Mr. Jebsen is terminated without cause, if Mr. Jebsen terminated his employment for good reason, or if we elected not to renew the Employment Agreement, Mr. Jebsen would be entitled to receive (i) one-year of base salary, (ii) an amount equal to the annual bonus that he would have received had 100% of goals been achieved, and (iii) one-year of COBRA reimbursements or benefits payments, as applicable. Mr. Jebsen’s entitlement to these payments is conditioned upon his execution of a release of claims.

For purposes of the Employment Agreement: (i) “cause” includes (a) a material breach of the Employment Agreement by Mr. Jebsen, (b) material misappropriation of our property, (c) material failure to comply with our policies, (d) use of illegal drugs or use of alcohol in a manner that interferes with the performance of Mr. Jebsen’s duties, (e) dishonest or illegal action that is materially detrimental to us, and (f) failure to disclose material conflicts of interest, and (ii) "good reason" includes (a) a material reduction in base salary, (b) a material reduction of Mr. Jebsen’s authority, duties or responsibility, (c) relocation of Mr. Jebsen’s employment by more than 50 miles, (d) a material breach of the Employment Agreement by us, or (e) a change in control of us, which means a change in the ownership or effective control of us or a change in the ownership of a substantial portion of our assets (each as defined in the Internal Revenue Service regulations under Section 409A of the IRC); provided, however, that the replacement of two or more of our directors within a 12-month period by new directors not endorsed by a majority of the Board prior to their appointment will also constitute a change in control.

On March 21, 2011, we entered into an indemnification agreement with Mr. Jebsen, which provides that in respect of acts or omissions occurring prior to such time as Mr. Jebsen ceases to serve as our officer Mr. Jebsen will receive (i) indemnification and advancement of expenses to the extent provided under our Certificate of Incorporation and to the fullest extent permitted by applicable law and (ii) indemnification against any adverse tax consequences in connection with prior option awards that may have been non-compliant with Section 409A of the IRC.

On August 24, 2011, Mr. Jebsen became interim Chief Executive Officer. In connection with this service, Mr. Jebsen receives additional compensation of $10,000 per month for each month that he serves as interim Chief Executive Officer. Upon completion of his service as interim Chief Executive Officer, Mr. Jebsen will be eligible to receive a discretionary bonus based upon his performance as interim Chief Executive Officer.

1999 Amended Stock Plan

Mr. Jebsen received equity awards under our 1999 Amended Stock Plan during fiscal 2013, which provide for accelerated vesting of such options under certain circumstances.  If Mr. Jebsen is terminated other than as a result of his death or disability, his unvested options will terminate on his termination date and his vested options will remain exercisable until 3 months after the termination date.  If Mr. Jebsen is terminated as a result of his death or disability, his unvested options will vest in full and remain exercisable until the first anniversary of such termination.

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

Compensation of Directors

The following table summarizes the compensation paid to non-employee directors for the fiscal year ended April 30, 2013.

2013 Director Compensation

Director	Fees Earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Ronald R. Blanck, DO(1)	40,249	—	33,751	—	74,000
William A. Chatfield(1)	34,249	—	33,751	—	68,000
Anthony DiTonno(1)	36,031	34,461	—	—	68,500
Gregory Pepin(1)	68,500	—	—	—	68,500
Chris A. Rallis(1)	35,750	—	33,250	—	69,000

(1)
As of April 30, 2013, Mr. DiTonno held an aggregate of 1,761 stock options. In addition, as of April 30, 2013, our non-employee directors held the following restricted stock units: Dr. Blanck, 485; Mr. Chatfield, 465; Mr. Rallis, 230.

During fiscal 2013, all of our non-employee directors were paid the following compensation for service on the Board and Board Committees:

●	An annual director fee in each fiscal year of $45,000 ($65,000 for our lead independent director), which was paid in equal monthly installments in arrears on the last day of each month;
●	A fee for attending each meeting of the Board in the amount of $4,000;
●	A fee for attending each committee meeting of which the Director is a member in the amount of $500; and
●	Reimbursement of travel and related expenses for attending Board and Committee meetings, as incurred.

In addition to the compensation described above, each non-employee director, with the exception of Mr. Rallis and Mr. DiTonno, was granted a 2,000 stock option award on their initial nomination to the Board. The options may vest immediately or up to one year later, and are exercisable for a period of three years. We shall maintain an appropriate director’s and officer’s insurance policy at all times for our non-employee directors.

With the exception of Mr. Pepin, who receives all director fees in cash, the fees paid to the Company’s non-employee directors described above are paid 50% in cash and 50% in restricted stock.  Restricted stock awards granted to our non-employee directors from May 1, 2011 to December 15, 2011 vests over a three-year period, and restricted stock awards granted after December 15, 2011 vests 25% per fiscal quarter.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 Principal Stockholders and Share Ownership by Management

The following table sets forth, as of June 20, 2013, the number and percentage of the outstanding shares of common stock and warrants and options that, according to the information supplied to us, were beneficially owned by (i) each person who is currently a director, (ii) our named executive officer, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Beneficial Owner Name and Address(1)	Amount and Nature of Beneficial Ownership	Percent of Class

Principal Stockholders
Vatea Fund, Segregated Portfolio	189,082	9.02%
Rue Du Borgeaud 10-B Gland, Switzerland 1196
JP SPC3 OXBT FUND	248,429	11.85%
Rue Du Mont-Blanc Geneva, Switzerland 1201
Officers and Directors
Gregory Pepin(3)	452,345	21.57%
Ronald R. Blanck, DO(4)	1,801	*	%
William A. Chatfield(4)	1,771	*	%
Anthony DiTonno(4)	1,761	*	%
Chris A. Rallis(4)	1,290	*	%
Michael B. Jebsen, CPA(2)(4)	2,984	*	%
All officers and directors as a group (7 persons) (2)(4)	461,952	22.03%

(1)	Unless otherwise noted, all addresses are in care of the Company at ONE Copley Parkway, Suite 490, Morrisville, North Carolina 27560.

(2)	With respect to Mr. DiTonno, includes 1,761 shares of common stock subject to options exercisable within 60 days of June 20, 2013.

With respect to Mr. Jebsen, includes 1,673 shares of common stock subject to options exercisable within 60 days of June 20, 2013.
With respect to all officers and directors as a group, includes 3,434 shares of common stock subject to options exercisable within 60 days of June 20, 2013.

(3)
Includes 189,082 shares of common stock held by Vatea Fund.  Mr. Pepin is a Managing Director for Vatea Fund, and consequently he may be deemed to be the beneficial owner of shares held by Vatea Fund. Also includes 44,437 shares of common stock and 203,992 shares of common stock underlying a convertible note and warrants held by OXBT Fund that are exercisable within 60 days of June 20, 2013.  Mr. Pepin is also a co-founder of EOS, an investment company, which serves as the Investment Manager and Managing Director for OXBT Fund, and consequently he may be deemed to be the beneficial owner of shares held by OXBT Fund. Mr. Pepin disclaims beneficial ownership of the shares held by Vatea Fund and OXBT Fund except to the extent of his pecuniary interest therein.

(4)	With respect to Dr. Blanck, includes 123 shares of common stock subject to restricted stock grants exercisable within 60 days of June 20, 2013.

With respect to Mr. Chatfield, includes 113 shares of common stock subject to restricted stock grants exercisable within 60 days of June 20, 2013.

With respect to Mr. Jebsen, includes 72 shares of common stock subject to restricted stock grants exercisable within 60 days of June 20, 2013.

With respect to all officers and directors as a group, includes 308 shares of common stock subject to restricted stock grants exercisable within 60 days of June 20, 2013.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	13,253	$55.76	282,726
Equity compensation plans not approved by security holders	—	—	—
Total	13,253	$55.76	282,726

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Securities Purchase Agreement with Vatea Fund

As discussed above, Mr. Pepin is a Managing Director to Vatea Fund, is a co-founder of EOS, which serves as investment manager to Vatea Fund, and was a Senior Vice President at Melixia until April 2010.

On June 8, 2009, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Vatea Fund. The Securities Purchase Agreement established milestones for the achievement of product development and regulatory targets and other objectives, after which Vatea Fund was required to purchase up to 200,000 additional shares of common stock at a price of $75 per share. If a milestone were not achieved by its corresponding target date, then the date was automatically extended for three months. Thereafter, if a milestone was not achieved by its extended target date, we and Vatea Fund could negotiate in good faith agreement on a new target date for the milestone, but if no agreement was reached within 30 days Vatea Fund had no obligation to purchase any shares with respect to that milestone should it subsequently be achieved. The obligation of Vatea Fund to purchase any additional shares upon achieving milestones was set to end for any milestones not achieved by September 30, 2011. Including the initial investment in July 2009, and assuming all milestones were achieved in a timely manner, the Securities Purchase Agreement provided for a maximum of 266,667 shares being sold for $20 million. The number of shares issued was subject to adjustment for stock dividends, stock splits, reverse stock splits, and similar transactions.

Under the terms of the Securities Purchase Agreement, on July 10, 2009, Vatea Fund purchased 66,667 shares of our restricted common stock at a price of $75 per share, or a total of $5 million.

In connection with the closing, we paid a consulting fee to Melixia for services provided as facilitating agent, which consisted of $500,000 in cash and 3,333 shares of restricted common stock valued at $350,002. We also paid $75,000 in fees to another consultant who assisted with the Securities Purchase Agreement.

On August 24, 2009, we agreed to accelerate the election of Mr. Pepin to the Board of Directors, under the terms of the Securities Purchase Agreement, to enhance our relationship with Vatea Fund.

On September 2, 2009, we and the Vatea Fund amended the Securities Purchase Agreement providing an alternative milestone schedule.

In August 2009, we received formal approval from Swissmedic to begin Phase II clinical trials of our Oxycyte product in Switzerland. The Swissmedic approval triggered the first milestone payment in the amended milestone schedule of the Securities Purchase Agreement. In accordance with the Securities Purchase Agreement, Vatea Fund was required to purchase an additional 80,000 shares of common stock at $75 per share, or $6,000,000, on or before December 10, 2009.

The initial partial closing occurred on October 29, 2009, pursuant to which 8,000 shares were delivered to Vatea Fund against payment to us of $600,000.

The second partial closing occurred on November 20, 2009, pursuant to which 32,000 shares were delivered to Vatea Fund against payment to us of $2.4 million.

The final closing occurred on December 9, 2009, pursuant to which 40,000 shares were delivered to Vatea Fund against payment to us of $3 million.

In connection with the three closings, we paid a consulting fee to Melixia for services provided as facilitating agent, which consisted of $600,000 in cash and 4,000 shares of restricted common stock valued at $412,000. We also paid $90,000 in fees to another consultant who assisted with the Agreement.

On April 23, 2010, we and Vatea Fund entered into a second amendment to the Securities Purchase Agreement. Under the second amendment, the parties agreed to modify two provisions of the Securities Purchase Agreement. The first modification was a change to the form of fees paid to the facilitating agent, Melixia. For all closings under the Securities Purchase Agreement occurring on or after April 23, 2010, cash fees will no longer be paid. Fees will be paid in the form of restricted shares of common stock, issued in an amount equal to 20% of the shares issued at each closing. The second modification changes the schedule of milestones. The new schedule includes a closing of $500,000 on or before April 30, 2010, another closing in the same amount on or before May 30, 2010, and a closing in the amount of $3,500,000 on the earlier of (1) closing of a license or sales agreement with an aggregate value in excess of $500,000 or (2) December 31, 2011. The remaining balance of $4,500,000 under the Agreement was set to be paid upon achievement of the amended product development and regulatory milestones.

On April 26, 2010, in accordance with the second amendment of the agreement, we received $500,000 and issued 6,667 shares to the Vatea Fund.

On May 27, 2010, in accordance with the second amendment of the agreement, we received $500,000 and issued 6,667 shares to the Vatea Fund.

In connection with the two closings, we issued 2,667 shares of restricted common stock valued at $160,002 to Melixia for their services provided as facilitating agent. We also paid $67,500 in fees to another consultant who assisted with the Agreement.

On November 11, 2011, we and Vatea Fund entered into a third amendment to the Securities Purchase Agreement. The third amendment deemed all milestones under the Securities Purchase Agreement achieved in exchange for a reduction in the purchase price for shares of our common stock under the Securities Purchase Agreement to $57 per share.

On November 14, 2011, following entry into the third amendment to the Securities Purchase Agreement, the final closing (the “Final Closing”) under the Securities Purchase Agreement occurred pursuant to which we delivered 140,351 shares of our common stock to the holders of the Securities Purchase Agreement against payment to us of an aggregate of $8,000,000.

In connection with the Final Closing, we paid fees to Melixia for services provided as facilitating agent, which consisted of 28,070 shares of our common stock.

Following the Final Closing, no securities remain available for purchase under the Securities Purchase Agreement.

Note Purchase Agreement with Vatea Fund

On October 12, 2010 we entered into a Note Purchase Agreement, as amended on December 29, 2010, with Vatea Fund whereby we agreed to issue and sell to Vatea Fund an aggregate of $5,000,000 of senior unsecured promissory notes, or the Notes, on or before April 30, 2011.  The Notes were set to mature on October 31, 2013, unless the holders of a majority of the Notes consent in writing to a later maturity date.  Interest did not accrue on the outstanding principal balance of the Notes (other than following the maturity date or earlier acceleration).  Instead, on the maturity date, we were required to pay the holders of the Notes a final payment premium aggregating $3,000,000, in addition to the principal balance then otherwise outstanding under the Notes.  The Notes provided that we have the option, at our sole discretion and without penalty, to prepay the outstanding balance under the Notes plus the amount of the final payment premium prior to the maturity date.  In addition, the holders of majority of the Notes had the option to request that we prepay the Notes in an amount equal to the proceeds of any subsequent closings under the Securities Purchase Agreement. The following table summarizes the promissory notes that have been issued under the Note Purchase Agreement.

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

Pursuant to the terms of the Note Purchase Agreement, on November 15, 2011 we used the proceeds from the Final Closing, discussed above, to prepay the outstanding balance under the notes, including $2,367,574 of unaccreted final payment premium thereunder. Following the Final Closing, no outstanding balance remains under the Note Purchase Agreement.

Issuance of Convertible Note and Warrants to OXBT Fund

On June 16, 2011, we entered into a Convertible Note and Warrant Purchase Agreement (the “OXBT Fund Agreement”) with OXBT Fund, pursuant to which the we agreed to issue and sell to OXBT Fund in a private placement (the “OXBT Fund Transaction”) a subordinated convertible promissory note (the “OXBT Fund Note”) with a principal amount of $4,600,000 and warrants (the “OXBT Fund Warrants”) to purchase an aggregate of 101,996 shares of our common stock.  Mr. Pepin, is a co-founder of EOS, an investment company, which serves as the investment manager and managing director of OXBT Fund. The closing of the OXBT Fund Transaction occurred on July 1, 2011.

Interest on the OXBT Fund Note will accrue at a rate of 15% annually and will be paid in quarterly installments commencing on the third month anniversary of issuance. The OXBT Fund Note will mature 36 months from the date of issuance. The OXBT Fund Note may be converted into shares of common stock at a conversion price of $45.10 per share (subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like) (the “Conversion Price”) at any time, in whole or in part, at any time at the option of the holder(s) of the OXBT Fund Note. The OXBT Fund Note also will automatically convert into shares of common stock at the Conversion Price at the election of a majority-in-interest of the holders of notes issued under the OXBT Fund Agreement or upon the acquisition or sale of all or substantially all of our assets. We may make each applicable interest payment or payment of principal in cash, shares of common stock at the Conversion Price, or any combination thereof. We may elect to prepay all or any portion of the OXBT Fund Note without prepayment penalties only with the approval of a majority-in-interest of the note holder(s) under the OXBT Fund Agreement at the time of the election.   The OXBT Fund Note contains various events of default such as failing to timely make any payment under the OXBT Fund Note when due, which may result in all outstanding obligations under the OXBT Fund Note becoming immediately due and payable.

The OXBT Fund Warrants were issued in three approximately equal tranches, with exercise prices of $43, $52 and $57, respectively, per share of common stock (in each case subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like). The OXBT Fund Warrants are exercisable on or after the date of issuance and expire on the earlier to occur of the five year anniversary of the date of issuance or an acquisition or sale of all or substantially all of our assets. The exercise prices of shares of common stock underlying the OXBT Fund Warrants are subject to adjustment in the event of future issuances of common stock or equivalents by us at a price less than the applicable exercise price, but in no event shall a OXBT Fund Warrant exercise price be adjusted to less than $45.10 per share (subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like) of common stock.

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

Employment of Edwin Fox

Mr. Edwin Fox is the brother-in-law of Mr. Jebsen, our interim Chief Executive Officer and Chief Financial Officer, and we employed Mr. Fox as a Senior Financial Analyst and Interim California Lab Manager. In this capacity Mr. Fox received an annual salary of $82,500 and potential bonus of $10,000.  Mr. Fox did not have a direct reporting relationship to Mr. Jebsen.  Effective May 8, 2012, Mr. Fox was no longer employed with us.

Independence of Directors

In accordance with the listing rules of The NASDAQ Stock Market LLC (“NASDAQ”), our Board of Directors must consist of a majority of “independent directors,” as determined in accordance with NASDAQ Rule 5605(a)(2). The Board has determined that Messrs. Blanck, Pepin, Chatfield, Rallis and DiTonno are independent directors in accordance with applicable NASDAQ listing rules. The Board performed a review to determine the independence of the director nominees and made a subjective determination as to each of these independent director nominees that no transactions, relationships, or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of our company. In making these determinations, the Board reviewed the information provided by the director nominees with regard to each individual’s business and personal activities as they may relate to us and our management.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for professional services by our independent registered public accounting firm, Cherry Bekaert LLP, in 2013 and 2012 were as follows:

	2013	2012
Audit fees	$124,000	$178,000
Tax fees(1)	17,400	11,200
Total fees	$141,400	$189,200

(1)	Tax return and related service

It is our Audit and Compliance Committee’s policy and procedure to approve in advance all audit engagement fees and terms and all permitted non-audit services provided by our independent registered public accounting firm. We believe that all audit engagement fees and terms and permitted non-audit services provided by our independent registered public accounting firm as described in the above table were approved in advance by our Audit and Compliance Committee

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (A)(1) The financial statements and information listed below are included in this report in Part II, Item 8.

-	Reports of Independent Registered Public Accounting Firm.
-	Balance Sheets as of April 30, 2013 and 2012.
-	Statements of Operations for each of the two years ended April 30, 2013 and April 30, 2012 and for the period May 26, 1967 (Date of Inception) to April 30, 2013.
-	Statements of Stockholders’ Equity (Deficit) for each of the two years ended April 30, 2013and April 30, 2012 and for the period May 26, 1967 (Date of Inception) to April 30, 2013.
-	Statements of Cash Flows for each of the two years ended April 30, 2013 and April 30, 2012 and for the period May 26, 1967 (Date of Inception) to April 30, 2013.
-	Notes to the Financial Statements.
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

OXYGEN BIOTHERAPEUTICS, INC.

Date: June 26, 2013	By:	/s/ Michael B. Jebsen
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

Name	Title	Date

/s/ Michael B. Jebsen	Chief Financial Officer	June 26, 2013
Michael B. Jebsen	Interim Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald R. Blanck	Director	June 26, 2013
Ronald R. Blanck, DO

/s/ Gregory Pepin	Director	June 26, 2013
Gregory Pepin

/s/ William A. Chatfield	Director	June 26, 2013
William A. Chatfield

/s/ Chris A. Rallis	Director	June 26, 2013
Chris A. Rallis

/s/ Anthony DiTonno	Director	June 26, 2013
Anthony DiTonno

EXHIBIT INDEX

Exhibit No.	Exhibits Required by Item 601 of Regulation S-K

2.1	Agreement and Plan of Merger dated April 28, 2008 (1)

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment of the Certificate of Incorporation (14)

3.3	Certificate of Amendment of the Certificate of Incorporation (30)

3.4	Certificate of Designations of Series A Convertible Preferred Stock (28)

3.5	Certificate of Designations of Series B-1 Convertible Preferred Stock (31)

3.6	Certificate of Designations of Series B-2 Convertible Preferred Stock (31)

3.7	Amended and Restated Bylaws (22)

4.1	Specimen Stock Certificate (19)

10.1	Agreement with Leland C. Clark, Jr., Ph.D. dated November 20, 1992 with amendments, Assignment of Intellectual Property/ Employment (2)

10.2	Agreement between the Registrant and Keith R. Watson, Ph.D. Assignment of Invention (2)

10.3	Children’s Hospital Research Foundation License Agreement dated February 28, 2001 (2)

10.4	Exclusive License Agreement with Virginia Commonwealth University dated May 22, 2008 (9)

10.5	Amendment no. 1 to the Exclusive License Agreement with Virginia Commonwealth University Intellectual Property Foundation (10)

10.6	Amendment no. 2 to the Exclusive License Agreement with Virginia Commonwealth University Intellectual Property Foundation (10)

10.7	Agreement with Hospira to manufacture Oxycyte (8)

10.8	Termination Agreement between the Company and Hospira, dated August 30, 2011 (23)

10.9	Exclusive Supply Agreement with Exfluor dated November 12, 2009 (10)

10.10	Master Agreement with Dermacyte Switzerland (18)

10.11	Amendment no. 1 to Master Agreement with Dermacyte Switzerland (18)

10.12	Form of Option issued to Executive Officers and Directors (2)

10.13	Form of Option issued to Employees (2)

10.14	Restricted Stock Award Agreement (22)

10.15	Form of Warrant issued to Unsecured Note Holders 2006-2007 (3)

10.16	Form of Convertible Note – 2008 (4)

10.17	Form of Warrant issued to Convertible Note Holders (4)

10.18	Form of Purchase Agreement – US Purchase (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.19	Form of Purchase Agreement – Non-US Purchase (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.20	Form of Purchase Agreement – US Note Exchange (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.21	Form of Purchase Agreement – Non-US Note Exchange (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.22	Form of Warrant issued to Financing Consultants (5)

10.23	1999 Amended Stock Plan (amended 2008) (5)

10.24	Employment Agreement with Chris J. Stern dated February 1, 2009 (12)

10.25	Amended and Restated Employment Agreement with Chris J. Stern dated May 13, 2011 (20)

10.26	Business Consultant Agreement with Institute for Efficient Management, Inc., as amended March 26, 2008 (5)

10.27	Engagement and Consulting Agreement with Bruce Spiess (5)

10.28	Engagement and Consulting Agreement with Gerald L. Klein (5)

10.29	Employment Agreement with Gerald L. Klein dated May 13, 2011 (20)

10.30	Business Consultant Agreement with Edward Sitnik (8)

10.31	Business Consultant Agreement with J. Melville Engle (8)

10.32	Employment Agreement with Richard Kiral, restated February 1, 2009 (8)

10.33	Resignation of Employment and Consulting Agreement with Richard Kiral (20)

10.34	Employment Agreement with Michael B. Jebsen dated December 1, 2010 (16)

10.35	Amended and Restated Employment Agreement with Michael B. Jebsen dated May 19, 2011 (20)

10.36	Form of Indemnification Agreement (20)

10.37	Description of Non-Employee Director Compensation (25)

10.38	Securities Purchase Agreement (including exhibits) between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio dated June 8, 2009 (6)

10.39	Amendment no. 1 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (11)

10.40	Amendment no. 2 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (12)

10.41	Amendment no. 3 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (23)

10.42	Form of Exchange Agreement dated July 20, 2009 (7)

10.43	Waiver—Convertible Note (10)

10.44	Amendment—Common Stock Purchase Warrant (10)

10.45	Form of Warrant for May 2010 offering (13)

10.46	Form of Subscription Agreement for May 2010 offering (13)

10.47	Warrant issued to Blaise Group International, Inc. (14)

10.48	Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (15)

10.49	Form of Promissory Note under Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (15)

10.50	First Amendment to Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (17)

10.51	Lease Agreement for North Carolina corporate office (18)

10.52	Standard Industrial Lease relating to OBI’s California facility (12)

10.53	Task Order between the Company and NextPharma, dated November 15, 2011 (23)

10.54	Form of Convertible Note for July 2011 offering (included in exhibit 10.56)

10.55	Form of Warrant for July 2011 offering (included in exhibit 10.56)

10.56	Form of Convertible Note and Warrant Purchase Agreement for July 2011 offering (21)

10.57	Placement Agency Agreement, dated December 8, 2011, between Oxygen Biotherapeutics, Inc. and William Blair & Company, L.L.C., as placement agent (24)

10.58	Form of Warrant for December 2011 offering (24)

10.59	Form of Securities Purchase Agreement for December 2011 offering (24)

10.60	Form of Amendment Agreement for December 2011 offering (26)

10.61	Form of Lock-up Agreement for December 2011 offering (24)

10.62	Form of Amendment Agreement for December 2011 offering (27)

10.63	Fluoromed Supply Agreement (28)

10.64	Form of Warrant for February 2013 offering (29)

10.65	Placement Agency Agreement, dated February 22, 2013, between Oxygen Biotherapeutics, Inc. and Ladenburg Thalmann & Co. Inc., as placement agent (29)

10.66	Form of Securities Purchase Agreement for February 2013 offering (29)

10.67	Form of Registration Rights Agreement for February 2013 offering (29)

10.68
Form of Warrant Exchange Agreement, dated February 21, 2013, between Oxygen Biotherapeutics, Inc. and certain institutional investors party to the Securities Purchase Agreement for December 2011 Offering (29)

10.69	License and Supply Agreement dated February 5, 2013, between Oxygen Biotherapeutics, Inc. and Valor SA*

10.70	Settlement Agreement, dated March 14, 2013, among Oxygen Biotherapeutics, Inc., Tenor Opportunity Master Fund Ltd., Aria Opportunity Fund, Ltd., and Parsoon Opportunity Fund, Ltd.*

23.1	Consent of Independent Registered Accounting Firm*

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 30, 2008, and are incorporated herein by this reference.
(2)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 13, 2004, and are incorporated herein by this reference.
(3)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on September 6, 2006, and are incorporated herein by this reference.
(4)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 21, 2008, and are incorporated herein by this reference.
(5)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 13, 2008, and are incorporated herein by this reference.
(6)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 8, 2009, and is incorporated herein by this reference.
(7)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on July 21, 2009, and is incorporated herein by this reference.
(8)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 12, 2009, and are incorporated herein by this reference.
(9)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on September 22, 2008, and is incorporated herein by this reference.
(10)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 19, 2010, and are incorporated herein by this reference.
(11)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on September 2, 2009, and is incorporated herein by this reference.
(12)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on April 28, 2010, and are incorporated herein by this reference.
(13)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on May 4, 2010, and are incorporated herein by this reference.
(14)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on November 13, 2009, and are incorporated herein by reference.
(15)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on October 13, 2010, and are incorporated herein by this reference.
(16)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on December 9, 2010, and are incorporated herein by this reference.
(17)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on December 30, 2010, and is incorporated herein by this reference.
(18)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 21, 2011, and are incorporated herein by this reference.
(19)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on July 23, 2010, and are incorporated herein by this reference.
(20)	This document was filed as an exhibit to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on July 15, 2011, and is incorporated herein by this reference.
(21)	This document was filed as an exhibit to the current report on Form 8-K/A filed by Oxygen Biotherapeutics with the SEC on July 1, 2011, and is incorporated herein by this reference.
(22)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on December 15, 2011, and is incorporated herein by this reference.
(23)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on November 16, 2011, and are incorporated herein by this reference.
(24)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on December 9, 2011, and are incorporated herein by this reference.
(25)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 15, 2012, and is incorporated herein by this reference.
(26)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 15, 2012, and is incorporated herein by this reference.
(27)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 15, 2012, and is incorporated herein by reference.
(28)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on July 25, 2012, and are incorporated herein by this reference.
(29)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on February 25, 2013, and are incorporated herein by this reference.
(30)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on May 5, 2013, and is incorporated herein by this reference.
(31)	These documents were filed as exhibits to the registration statement on Form S-1 filed by Oxygen Biotherapeutics with the SEC on March 22, 2013, and are incorporated herein by this reference.
*	Filed herewith.
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