Form 10-Q
period 2013-07-31
OXYGEN BIOTHERAPEUTICS, INC.
filed 2013-09-17
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2013

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

As of September 13, 2013, the registrant had outstanding 5,051,081 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
BALANCE SHEETS

	July 31, 2013	April 30, 2013
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$4,073,041	$783,528
Accounts receivable	96,786	445,237
Government grant receivable	23,789	96,226
Inventory	98,936	99,204
Prepaid expenses	124,440	247,646
Other current assets	169,591	170,410
Total current assets	4,586,583	1,842,251
Property and equipment, net	182,769	205,389
Debt issuance costs, net	117,889	150,043
Intangible assets, net	943,175	924,698
Other assets	58,262	58,262
Total assets	$5,888,678	$3,180,643

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$969,568	$977,162
Accrued liabilities	319,316	874,876
Current portion of notes payable, net	3,425,942	57,539
Total current liabilities	4,714,826	1,909,577
Other liabilities	43,728	54,660
Long-term portion of notes payable, net	-	2,994,442
Total liabilities	4,758,554	4,958,679

Commitments and contingencies; see Note 7.
Stockholders' equity (deficit)
Preferred stock, undesignated, authorized 9,985,031 and 9,990,400 shares; respectively. See Note 5 and Note 8.	-	-
Series B Preferred stock, par value $.0001, issued 2,100 shares; outstanding 133 and 987, respectively. See Note 8	1	1
Series C Preferred stock, par value $.0001, issued 5,369 shares; outstanding 4,425 and 0, respectively. See Note 8	1	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 3,062,190 and 1,930,078, respectively	306	193
Additional paid-in capital	120,419,172	115,265,854
Deficit accumulated during the development stage	(119,289,356)	(117,044,084)
Total stockholders’ equity (deficit)	1,130,124	(1,778,036)
Total liabilities and stockholders' equity (deficit)	$5,888,678	$3,180,643

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
STATEMENTS OF OPERATIONS

	Period from May 26, 1967 (Inception) to July 31,	Three months ended July 31,
	2013	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)

Product revenue	$598,331	$35,394	$11,458
Cost of sales	380,089	27,510	5,911
Net product revenue	218,242	7,884	5,547
Government grant revenue	1,613,791	157,920	266,549
Total net revenue	1,832,033	165,804	272,096

Operating expenses
Selling, general, and administrative	51,567,733	982,521	1,262,790
Research and development	25,304,021	772,893	637,272
Restructuring expense	220,715	-	47,476
Loss on impairment of long-lived assets	390,970	-	-
Total operating expenses	77,483,439	1,755,414	1,947,538

Net operating loss	75,651,406	1,589,610	1,675,442

Interest expense	44,617,822	655,803	1,925,903
Loss on extinguishment of debt	250,097	-	-
Other (income) expense	(1,229,969)	(141)	(14,803)
Net loss	$119,289,356	$2,245,272	$3,586,542

Preferred stock dividend	3,052,622	2,094,551	-
Net loss attributable to common stockholders	$122,341,978	$4,339,823	$3,586,542

Net loss per share, basic		$(2.06)	$(2.38)
Weighted average number of common shares outstanding, basic		2,102,771	1,509,361
Net loss per share, diluted		$(3.36)	$(4.30)
Weighted average number of common shares outstanding, diluted		2,210,251	1,618,106

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
STATEMENTS OF CASH FLOWS

	Period from May 26, 1967 (Inception) to July 31,	Three months ended July 31,
	2013	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(119,289,356)	$(2,245,272)	$(3,586,542)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,256,912	37,300	37,091
Amortization of deferred compensation	336,750	-	-
Interest on debt instruments	44,180,647	628,321	1,925,352
Loss on debt settlement and extinguishment	163,097	-	-
Loss on impairment, disposal and write down of long-lived assets	826,846	-	-
Issuance and vesting of compensatory stock options and warrants	8,408,999	34,071	18,242
Issuance of common stock below market value	695,248	-	-
Issuance of common stock as compensation	881,051	13,261	75,405
Issuance of common stock for services rendered	1,265,279	-	-
Issuance of note payable for services rendered	120,000	-	-
Contributions of capital through services rendered by stockholders	216,851	-	-
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(360,240)	679,044	(168,034)
Inventory	210,786	268	(35,161)
Accounts payable and accrued liabilities	1,302,153	(710,135)	120,769
Net cash used in operating activities	(58,784,977)	(1,563,142)	(1,612,878)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,778,942)	-	(12,719)
Proceeds from the sale of property and equipment	8,307	-	-
Capitalization of patent costs and license rights	(1,930,084)	(33,156)	(21,409)
Net cash used in investing activities	(3,700,719)	(33,156)	(34,128)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	44,478,293	-	-
Repurchase of outstanding warrants	(3,216,520)	-	-
Proceeds from stockholder notes payable	977,692	-	-
Proceeds from issuance of notes payable, net of issuance costs	7,621,192	-	-
Proceeds from convertible notes, net of issuance costs	13,321,447	-	-
Proceeds for issuance of convertible preferred stock	12,771,333	4,920,183	2,500,000
Payments on notes - short-term	(1,394,700)	(34,372)	(41,736)
Payments on notes - long-term	(8,000,000)	-	-
Net cash provided by financing activities	66,558,737	4,885,811	2,458,264

Net change in cash and cash equivalents	4,073,041	3,289,513	811,258
Cash and cash equivalents, beginning of period	-	783,528	1,879,872
Cash and cash equivalents, end of period	$4,073,041	$4,073,041	$2,691,130

Cash paid for:
Interest	$294,909	$27,483	$551
Income taxes	$27,528	$-	$-

The accompanying notes are an integral part of these Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
STATEMENT OF CASH FLOWS, Continued

Non-cash financing activities during the three months ended July 31, 2013:

(1) The Company issued 4,123 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $45.10 for the payment of $185,917 interest payable on convertible notes with a gross carrying value of $4,900,000.

(2) The Company issued 120,944 shares of its common stock for the payment of $226,560 of dividends on the Series C Convertible Preferred stock.

Non-cash financing activities during the three months ended July 31, 2012:

(1) The Company issued 4,123 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $45.10 for the payment of $185,917 interest payable on convertible notes with a gross carrying value of $4,900,000.

(2) The Company issued 61,713 shares of its common stock to redeem 1,835 shares of convertible preferred stock with a fair value of $2,180,218.

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

Reverse Stock Split

On May 10, 2013, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio of twenty-to-one with the Secretary of State of the State of Delaware.  The Amendment did not change the number of authorized shares, or the par value, of the Company’s common stock.  The Amendment provides that every twenty shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of the Company’s common stock. All shares and per share amounts in the financial statements and accompanying notes have been retroactively adjusted to give effect to the reverse stock split.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit during the development stage of $119 million as of July 31, 2013, and stockholders’ equity (deficit) of $1,130,124 and $(1,778,036) as of July 31, 2013 and April 30, 2013, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available on commercially acceptable terms, or at all.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying July 31, 2013 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

On an ongoing basis, management reviews its estimates to ensure that these estimates appropriately reflect changes in the Company’s business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company’s results of operations and financial position could be materially impacted

Net Loss per Share

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

	Quarter ended July 31,
	2013	2012
Historical net loss per share:
Numerator
Net loss, attributable to common stockholders	$(4,339,823)	$(3,586,542)
Less: Effect of amortization of interest expense on convertible notes	(3,080,177)	(3,377,063)
Net loss attributable to common stockholders (diluted)	(7,420,000)	(6,963,605)
Denominator
Weighted-average common shares outstanding	2,102,771	1,509,361
Effect of dilutive securities	107,480	108,745
Denominator for diluted net loss per share	2,210,251	1,618,106

Basic net loss per share	$(2.06)	$(2.38)
Diluted net loss per share	$(3.36)	$(4.30)

The following outstanding options, warrants, preferred stock and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Quarter ended July 31,
	2013	2012

Warrants to purchase common stock	3,564,636	287,943
Convertible preferred shares outstanding	2,417,101	71,262
Options to purchase common stock	51,103	18,725
Restricted stock grants	13,975	6,194
Convertible note shares outstanding	-	98

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires entities to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

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

Inventories are recorded at cost using the First-In-First-Out ("FIFO") method. Ending inventories are comprised of raw materials and direct costs of manufacturing and are valued at the lower of cost or market. Inventories consisted of the following as of July 31, 2013 and April 30, 2013:

	July 31, 2013	April 30, 2013
Raw materials	$28,779	$28,779
Finished goods	70,157	70,425
	$98,936	$99,204

Other current assets

Other current assets consist of the following as of July 31, 2013 and April 30, 2013:

	July 31, 2013	April 30, 2013
R&D materials	$106,573	$159,892
Deferred cost of sales	52,500	-
Other	7,090	7,090
Dermacyte samples	3,428	3,428
	$169,591	$170,410

Property and equipment, net

Property and equipment consist of the following as of July 31, 2013 and April 30, 2013:

	July 31, 2013	April 30, 2013
Laboratory equipment	$768,252	$768,252
Computer equipment and software	134,311	135,697
Office furniture and fixtures	130,192	130,192
	1,032,755	1,034,141
Less: Accumulated depreciation and amortization	(849,986)	(828,752)
	$182,769	$205,389

Depreciation and amortization expense was approximately $23,000 and $24,000 for the three months ended July 31, 2013 and 2012, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of July 31, 2013 and April 30, 2013:

	July 31, 2013	April 30, 2013
Employee related	$95,051	$66,632
Convertible note interest payable	61,500	59,583
Government grant expenses	51,385	-
Deferred revenue	50,937	185,068
Restructuring liability	43,728	43,728
Other operating costs	16,715	19,865
Accrued settlement costs	-	500,000
	$319,316	$874,876

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

	July 31, 2013	April 30, 2013
Net non-cancelable operating lease obligation	$87,456	$98,388
Less: current portion	(43,728)	(43,728)
Long-term portion of net non-cancelable operating lease obligation	$43,728	$54,660

NOTE 4.    INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of July 31, 2013:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$644,597	11.1	$-	$(265,698)	$378,899
License Rights	583,548	15.4	-	(125,448)	458,100
Trademarks	106,176	N/A	-	-	106,176
Total	$1,334,321		$-	$(391,146)	$943,175

The following table summarizes the Company’s intangible assets as of April 30, 2013:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$645,918	11.2	$(27,279)	$(258,499)	$360,140
License Rights	572,370	15.6	-	(117,969)	454,401
Trademarks	110,157	N/A	-	-	110,157
Total	$1,328,445		$(27,279)	$(376,468)	$924,698

For the three months ended July 31, 2013 and 2012, the aggregate amortization expense on the above intangibles was approximately $15,000 and $13,000, respectively.

Patents and License Rights

The Company currently holds, has filed for, or owns exclusive rights to, U.S. and worldwide patents covering 13 various methods and uses of its perfluorocarbon (“PFC”) technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter. The Company capitalized patent costs of approximately $37,000 and $20,000, for the three months ended July 31, 2013 and 2012, respectively.

Trademarks

The Company currently holds, or has filed for, trademarks to protect the use of names and descriptions of its products and technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its trademark applications. These trademarks are evaluated annually in accordance with ASC 350, Intangibles – Goodwill and other. The Company evaluates (i) its expected use of the underlying asset, (ii) any laws, regulations, or contracts that may limit the useful life, (iii) the effects of obsolescence, demand, competition, and stability of the industry, and (iv) the level of costs to be incurred to commercialize the underlying asset. The Company capitalized trademark costs of approximately $0 and $1,000, for the three months ended July 31, 2013 and 2012, respectively.

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

Series A Convertible Preferred Stock

On December 12, 2011, the Company sold 3,500 units for net proceeds of approximately $3.2 million. Each unit sold consisted of (i) one share of the Company’s Series A Convertible Preferred Stock and (ii) a warrant representing the right to purchase 11.275 shares of Common Stock (the “2011 Warrants”), at a price of $1,000 per unit, less issuance costs. The shares of Series A Convertible Preferred Stock were immediately convertible and the 2011 Warrants are exercisable on the one-year anniversary of the closing date.

On June 15, 2012, the Company sold an additional 2,500 units for net proceeds of approximately $2.3 million. Each unit sold consisted of (i) one share of the Company’s Series A Convertible Preferred Stock and (ii) a 2011 Warrant, at a price of $1,000 per unit, less issuance costs. The shares of Series A Convertible Preferred Stock were immediately convertible and the 2011 Warrants are exercisable beginning on the one-year anniversary of the closing date.

Interest expense on our outstanding Series A Convertible Preferred Stock was approximately $0 and $1.3 million for the three months ended July 31, 2013 and 2012, respectively. The recorded interest for the prior period was comprised of approximately $657,000 for the calculated fair value of the warrants issued with the Series A Convertible Preferred Stock, $266,000 for the excess of the fair-value of the shares issued upon conversion over the fair value of the Series A Convertible Preferred Stock and $204,000 for the fair value adjustment to the remaining Series A Convertible Preferred Stock outstanding at July 31, 2012.

Interest expense recorded for the payment of dividends on the Series A Convertible Preferred Stock was approximately $0 and $171,000 for the three months ended July 31, 2013 and 2012, respectively.

No Series A Convertible Preferred Stock was outstanding during the three months ended July 31, 2013.

NOTE 6.    NOTES PAYABLE

The following table summarizes our outstanding notes payable as of July 31, 2013 and April 30, 2012:

	July 31, 2013	April 30, 2013
Current portion of notes payable, net	$23,167	$57,539
Current portion of convertible notes payable	4,900,001	-
Less: Unamortized discount	(1,497,226)
Current portion of notes payable, net	$3,425,942	$57,539

Long-term portion of convertible notes payable	$-	$4,900,001
Less: Unamortized discount	-	(1,905,559)
Long-term portion of notes payable, net	$-	$2,994,442

Convertible Note

On June 29, 2011, the Company issued a note (the “June Note”) with a principal amount of approximately $300,000 and Warrants to purchase 6,652 shares of Common Stock. On July 1, 2011, the Company issued a separate note (together with the June Note, the “Notes”) with a principal amount of $4,600,000 and warrants to purchase 101,996 shares of Common Stock. The aggregate gross proceeds to the Company from the offering were approximately $4.9 million, excluding any proceeds from the exercise of any warrants. The aggregate placement agent fees were $297,000 and legal fees associated with the offering were $88,839. These costs have been capitalized as debt issue costs and will be amortized as interest expense over the life of the Notes. The Company recorded amortization of debt issue costs of $32,154 for each of the three months ended July 31, 2013 and 2012.

Interest on the Notes accrues at a rate of 15% annually and will be paid in quarterly installments commencing on the third month anniversary of issuance. The Notes will mature 36 months from the date of issuance. The Notes may be converted into shares of Common Stock at a conversion price of $45.10 per share (subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like) (the "Conversion Price") at any time, in whole or in part, at any time at the option of the holders of the Notes. The Notes also will automatically convert into shares of Common Stock at the Conversion Price at the election of a majority-in-interest of the holders of notes issued under the purchase agreement or upon the acquisition or sale of all or substantially all of the assets of the Company. The Company may make each applicable interest payment or payment of principal in cash, shares of Common Stock at the Conversion Price, or any combination thereof. The Company may elect to prepay all or any portion of the Notes without prepayment penalties only with the approval of a majority-in-interest of the note holders under the purchase agreement at the time of the election.   The Notes contain various events of default such as failing to timely make any payment under the Note when due, which may result in all outstanding obligations under the Note becoming immediately due and payable.  The Company recorded interest expense of $628,321 for the three months ended July 31, 2013 and 2012, respectively.

The total value allocated to the warrants was approximately $1,960,497 and was recorded as a debt discount against the proceeds of the notes.  In addition, the beneficial conversion features related to the notes were determined to be approximately $2,939,504.  As a result, the aggregate discount on the notes totaled $4,900,000, and is being amortized over term of the notes.  The Company recorded interest expense for the amortization of debt discount of approximately $408,000 for each of the three months ended July 31, 2013 and 2012.

NOTE 7.    COMMITMENTS AND CONTINGENCIES

Agreement with Virginia Commonwealth University

In May 2008 the Company entered into a license agreement with Virginia Commonwealth University (“VCU”) whereby it obtained a worldwide, exclusive license to valid claims under three of the VCU's patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications unless the Company elects to terminate the agreement prior to patent expiration.  Under the agreement the Company has an obligation to diligently pursue product development and pursue, at its own expense, prosecution of the patent applications covered by the agreement. As part of the agreement, the Company is required to pay to VCU nonrefundable payments upon achieving development and regulatory milestones. As of July 31, 2013, the Company has not met any of the developmental milestones.

The agreement with VCU also requires the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. This fee is recorded as an other current asset and is amortized over the fiscal year.  Amortization expense was $17,500 for the three months ended July 31, 2013 and 2012.

NOTE 8.    STOCKHOLDERS’ EQUITY

Preferred Stock

Our Certificate of Incorporation authorizes us to issue 10,000,000 shares of $0.0001 par value preferred stock of which 9,990,400 are undesignated. On July 22, 2013, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 5,369 shares of our authorized but unissued shares of preferred stock as Series C 8% Convertible Preferred Stock.

Series C 8% Convertible Preferred Stock

On July 21, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors providing for the issuance and sale by the Company (the “Offering”) of an aggregate of approximately $5.4 million of shares of the Company’s Series C 8% convertible preferred stock (the “Series C Stock”), which are convertible into a combined total of 2,753,348 shares of common stock (the “Conversion Shares”).  In connection with the purchase of shares of Series C Stock in the Offering, each investor received a warrant to purchase a number of shares of common stock equal to 100% of the number of Conversion Shares at an exercise price equal to $2.60 (the “Warrants”).  On July 23, 2013, the Company sold 5,369 units for net proceeds of approximately $4.9 million.

The table below sets forth a summary of the designation, powers, preferences and rights of the Series C 8% Convertible Preferred Stock.

Conversion
Subject to certain ownership limitations, the Series C Stock is convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion ratio determined by dividing the stated value of the Series C Stock (or $1,000) by a conversion price of $1.95 per share. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

Until such time that for at least 25 trading days during any 30 consecutive trading days, the volume weighted average price of the Company’s common stock exceeds 250% of the initial conversion price, if the Company sells or grants any option to purchase or sell any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then conversion price, or the Base Conversion Price, then the conversion price shall be reduced to equal the Base Conversion Price

Dividends and Make-Whole Payment
Until the third anniversary of the date of issuance of the Series C Stock, each holder of the Series C Stock is entitled to receive dividends at the rate of 8% per annum of the stated value for each share of Series C Stock held by such holder payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first such date after the original issue date, and on each dividend payment date.  The Company can elect to pay the dividends in cash or in duly authorized, validly issued, fully paid and non-assessable shares of common stock, or a combination thereof.  If the Company pays the dividends in shares of common stock, the shares used to pay the dividends will be valued at 90% of the average volume weighted average price for the 20 consecutive trading days ending on the trading day immediately prior to the applicable dividend payment date.  From and after the third anniversary of the date of issuance of the Series C Stock, each holder of Series C Stock will be entitled to receive dividends equal, on an as-if-converted to common stock basis, to and in the same form as dividends actually paid on shares of common stock when, as, and if such dividends are paid on shares of common stock.  The Company has never paid dividends on its common stock and the Company does not intend to do so for the foreseeable future.

In the event a holder converts his, her or its Series C Stock prior to the third anniversary of the date of issuance of the Series C Stock, the Company must also pay to the holder in cash, or at the Company’s option in common stock valued as described above, or a combination of cash and shares of common stock, with respect to the Series C Stock so converted, an amount equal to $240 per $1,000 of the stated value of the Series C Stock, less the amount of any dividends paid in cash or in common stock on such Series C Stock on or before the date of conversion.

Liquidation
Upon any liquidation, dissolution or winding up of the Company after payment or provision for payment of debts and other liabilities of the Company, but before any distribution or payment is made to the holders of any junior securities, the holders of Series C Stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount equal to $1,000 per share, after which any remaining assets of the Company shall be distributed among the holders of the other class or series of stock in accordance with the Company’s Certificate of Incorporation.

Voting rights
Shares of Series C Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series C Stock will, among other things, be required to amend the terms of the Series C Stock.

The Company will not affect any conversion of the Series C Stock, nor shall a holder convert its shares of Series C Stock, to the extent that such conversion would cause the holder to have acquired, through conversion of the Series C Stock or otherwise, beneficial ownership of a number shares of Common Stock in excess of 4.99% of the Common Stock outstanding immediately preceding the conversion.

During the three months ended July 31, 2013, 944 shares of Series C Stock were converted into 484,099 shares of Common Stock, and the Company issued 120,944 shares of Common Stock in the form of Series C Stock dividends. As of July 31, 2013 there were 4,425 shares of Series C Stock outstanding.

Series B Convertible Preferred Stock

On February 22, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor providing for the issuance and sale by the Company (the “Offering”) of $1.6 million of shares of the Company’s Series B-1 convertible preferred stock (the “Series B-1 Stock”) and $0.5 million of shares of the Company's Series B-2 convertible preferred stock (the “Series B-2 Stock” and, together with the Series B-1 Stock, the “Series B Preferred Stock”) which are convertible into a combined total of 420,000 shares of common stock.

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
Conversion
Holders may elect to convert shares of Series B Preferred Stock into shares of Common Stock at the then-existing conversion price at any time.  The initial conversion price is $5.00 per share of Common Stock, and is subject to certain adjustments, including an anti-dilution provision that reduces the conversion price upon the issuance of any Common Stock or securities convertible into Common Stock at an effective price per share less than the conversion price and a one-time price reset following the effectiveness of a reverse split of the Company’s outstanding common stock.

Liquidation preference
In the event of the Company’s voluntary or involuntary dissolution, liquidation or winding up, each holder of Series B Preferred Stock will be entitled to be paid a liquidation preference equal to the initial stated value of such holder’s Series B Preferred Stock of $1,000 per share, plus accrued and unpaid dividends and any other payments that may be due on such shares, before any distribution of assets may be made to holders of capital stock ranking junior to the Series B Preferred Stock.

Voting rights
Shares of Series B Preferred Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B Preferred Stock will among other things, be required to amend the terms of the Series B Preferred Stock.

The Company will not affect any conversion of the Series B Preferred Stock, nor shall a holder convert its shares of Series B Preferred Stock, to the extent that such conversion would cause the holder to have acquired, through conversion of the Series B Preferred Stock or otherwise, beneficial ownership of a number shares of Common Stock in excess of 4.99% of the Common Stock outstanding immediately preceding the conversion.

During the three months ended July 31, 2013, 854 shares of Series B Preferred Stock were converted into 497,045 shares of Common Stock.  As of July 31, 2013 there were 133 shares of Series B Preferred Stock outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of July 31, 2013, there were 3,062,190 shares of common stock issued and outstanding.

Warrants

Series C Warrants

On July 23, 2013, the Company issued common stock warrants in connection with the issuance of Series C Stock (the “Series C Warrants”). As part of the offering, the Company issued 2,753,348 warrants at an exercise price of $2.60 per share and contractual term of 6 years. In accordance with ASC 815, these warrants are classified as equity and their relative fair-value of $1,867,991 was recognized as a deemed dividend on the Series C Stock during the three months ended July 31, 2013. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

In connection with the Series C Stock Offering described above, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Placement Agent”) pursuant to which the Placement Agent agreed to act as the Company’s exclusive placement agent for the Offering. In accordance with the Placement Agency Agreement, on July 23, 2013 the Company issued to the Placement Agent warrants to purchase 53,539 shares of common stock at an exercise price of $2.4375 per share and a contractual term of 3 years.

The following table summarizes the Company’s warrant activity for the three months ended July 31, 2013:

	Warrants	Weighted Average Exercise Price
Outstanding at April 30, 2013	759,410	$11.00
Issued	2,806,887	2.60
Forfeited	(1,661)	126.00
Other	-	-
Outstanding at July 31, 2013	3,564,636	$3.60

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “Plan”). Under the Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of Common Stock upon exercise of stock options. On September 30, 2011, the Company’s stockholders approved an amendment to the Plan which increased the amount of shares authorized for issuance under the Plan to 300,000, up from 40,000 previously authorized. As of July 31, 2013 the Company had 230,901 shares of Common Stock available for grant under the Plan.

The following table summarizes the shares available for grant under the Plan for the three months ended July 31, 2013:

Shares Available for Grant
Balances, at April 30, 2013	282,726
Options granted	(39,767)
Options cancelled/forfeited	-
Restricted stock granted	(13,793)
Restricted stock cancelled/forfeited	1,735
Balances, at July 31, 2013	230,901

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

The following table summarizes the outstanding stock options under the Plan for the three months ended July 31, 2013:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at April 30, 2013	11,336	$57.00
Options granted	39,767	$4.70
Balances, at July 31, 2013	51,103	$16.30

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the three months ended July 31, 2013 and 2012:

	For the three months ended July 31
	2013	2012
Risk-free interest rate (weighted average)	1.11%	1.31%
Expected volatility (weighted average)	86.21%	79.12%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.
Expected Volatility
The expected stock price volatility for the Company’s common stock was determined by examining the historical volatility and trading history for its common stock over a term consistent with the expected term of its options.

Expected Term
The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. It was calculated based on the Company’s historical experience with its stock option grants.

Expected Dividend Yield	The expected dividend yield of 0% is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not anticipate paying any dividends in the near future.
Forfeitures
Stock compensation expense recognized in the statements of operations for the three months ended July 31, 2013 and 2012 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

As of July 31, 2013, there were unrecognized compensation costs of approximately $114,890 related to non-vested stock option awards granted after May 1, 2004 that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.31 years.

Restricted Stock Grants

The following table summarizes the restricted stock grants under the Plan for the three months ended July 31, 2013.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at April 30, 2013	1,917	$48.40
Restricted stock granted	13,793	$4.51
Restricted stock vested	(1,384)	$35.75
Restricted stock cancelled	(351)	$28.82
Balances, at July 31, 2013	13,975	$6.82

For the three months ended July 31, 2013, the Company recorded $14,282 as compensation expense for these restricted stock grants.

As of July 31, 2013, there were unrecognized compensation costs of approximately $54,474 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period.

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation may be included with various other costs in an overhead allocation to each segment and it is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

NOTE 9.    RESTRUCTURING EXPENSE

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

The following table summarizes the impact of the work force reductions and other associated costs on operating expenses and payments for the three months ended July 31, 2013, and the liability remaining on the balance sheet as of July 31, 2013.

	Charges Incurred During the Three Months Ended July 31, 2013	Amounts Paid Through July 31, 2013	Amounts Accrued at July 31, 2013
Future lease obligations, net of sublease revenue	$-	$54,428	$87,456

The Company recorded all restructuring expenses as operating expenses on the statement of operations. All restructuring costs were paid by July 31, 2013, with the exception of approximately $87,000 of future lease obligations, net of sublease revenue.

NOTE 10.    SUBSEQUENT EVENTS

On August 22, 2013, the Company closed its previously announced private placement of an aggregate of $4.6 million of shares of the Company’s Series D 8% convertible preferred stock (the “Series D Stock”) to JP SPC 3 obo OXBT FUND, SP (the “Investor”).  In connection with the purchase of shares of Series D Stock, the Investor received a warrant to purchase 2,358,975 shares of common stock at an exercise price equal to $2.60 (the “Series D Warrant”).  As consideration for the sale of the Series D Stock and Series D Warrant, $4.6 million in outstanding principal amount of a convertible promissory note issued by the Company on July 1, 2011 and held by the Investor (the “Note”) was cancelled.  The Note carried interest at a rate of 15% per annum and matured on July 1, 2014.  Mr. Gregory Pepin, one of the Company’s directors, is the investment manager of the Investor.  Pursuant to the terms of a lock-up agreement (the “Lock-Up Agreement”) executed prior to the closing, the Investor and its affiliates are prohibited from engaging in certain transactions with respect to shares of the Company’s common stock and common stock equivalents until such time as the lead investor in the Company’s offering of Series C 8% Convertible Preferred Stock ceases to own at least 25% of the shares of Series C 8% Convertible Preferred Stock originally issued to such investor.

The rights, preferences and privileges of the Series D Stock are set forth in a Certificate of Designation of Series D 8% Convertible Preferred Stock that the Company filed with the Secretary of State of the State of Delaware on August 22, 2013.  The Series D Stock accrues dividends at 8% per annum until August 22, 2016, payable quarterly in cash, or provided certain conditions are met, in common stock at the conversion price of $1.95 per share. If the Series D Stock is converted into common stock prior to August 22, 2016, and provided that shareholder approval of the transaction is obtained, the holder is entitled to a three-year dividend make-whole payment at the time of conversion. Shares of the Series D Stock have a liquidation preference equal to $1,000 per share and are convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $1.95 per share.  The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.   In addition, the Series D Stock will be subject to anti-dilution provisions until such time that for at least 25 trading days during any 30 consecutive trading days, the VWAP of the Company’s common stock exceeds $4.88 and the daily dollar trading volume exceeds $350,000 per trading day; provided that unless shareholder approval for the transaction is obtained, the conversion price of the Series D Stock shall not be reduced below $1.635.  If, for at least 20 consecutive trading days, the volume weighted average price of the Company’s common stock exceeds $4.88 and the daily dollar trading volume exceeds $350,000 per trading day, the Company will have the right to require conversion of any or all of the outstanding shares of Series D Stock into common stock at the then-current conversion price.

The Series D Warrant is exercisable beginning on the date of issuance and expires on August 22, 2019.  The exercise price and the number of shares issuable upon exercise of Series D Warrant is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock, and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders.  In addition, if shareholder approval for the transaction is obtained, the Series D Warrant will be subject to anti-dilution provisions until such time that for 25 trading days during any 30 consecutive trading day period, the volume weighted average price of the Company’s common stock exceeds $6.50 and the daily dollar trading volume exceeds $350,000 per trading day.

The Series D Stock and the Series D Warrant were issued and sold without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.  Accordingly, the Investor may exercise the Series D Warrant and sell the Series D Stock and underlying shares only pursuant to an effective registration statement under the Securities Act covering the resale of those securities, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act.

On August 23, 2013, the Company entered into agreements with certain institutional investors to amend the terms of certain outstanding warrants to purchase an aggregate of 2,681,283 shares of the Company’s common stock issued by the Company on February 27, 2013 and July 27, 2013 (collectively, the “Warrant Amendments”).  The Warrant Amendments replace the price protection anti-dilution provision of each warrant with a covenant that the Company will not issue common stock or common stock equivalents at an effective price per share below the exercise price of such warrant without prior written consent, subject to certain exceptions.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended April 30, 2013.

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

First Quarter 2014 Highlights

The following summarizes certain key financial measures for the three months ended July 31, 2013:

●	Raised approximately $4.9 million in net proceeds from the issuance of Series C Preferred Stock.

●	Cash and cash equivalents were $4.1 million at July 31, 2013.

●	Revenue earned under our research grant was $158,000 for the first quarter of 2014 compared to $267,000 for the three months ended July 31, 2012.

●	Our loss from operations was $1.6 million for the first quarter of 2014 compared to $1.7 million for the three months ended July 31, 2012.

●	Net cash used in operating activities was $1.6 million for each of the three months ended July 31, 2013 and 2012.

Consistent with our strategy, during the three months ended July 31, 2013, we (i) activated four of our five planned sites in Israel to support our Phase II-b STOP-TBI clinical trials, (ii) completed the immunocompetency studies requested by the FDA and funded under the U.S. Army cost reimbursement grant, and (iii) enrolled the first patient in the second cohort of our TBI clinical trials.

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

During fiscal year 2014 we are focused on the following four key initiatives:

●	Conducting well-designed studies early in the clinical development process to establish a robust foundation for subsequent development, partnership and expansion into complementary areas;

●	Working with collaborators and partners to accelerate product development, reduce our development costs, and broaden our commercialization capabilities;

●	Gaining regulatory approval for the continued development and commercialization of Oxycyte in the United States; and

●	Developing new intellectual property that will enable us to file patent applications that cover new applications of our existing technologies and product candidates.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes in critical accounting policies during the three months ended July 31, 2013, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

Financial Overview

Results of Operations- Comparison of the Three Months Ended July 31, 2013 and 2012

Revenue

Product Revenue and Gross Profit

We generate revenue through the sale of Dermacyte® through distribution agreements, on-line retailers and direct sales to physician and medical spa facilities.  Product revenue and percentage changes for the three months ended July 31, 2013 and 2012, are as follows:

	The three months ended July 31,
	2013	2012	Increase/ (Decrease)	% Increase/ (Decrease)
Product revenue	$35,394	$11,458	$23,936	209%
Cost of sales	27,510	5,911	21,599	365%
Gross profit	$7,884	$5,547	$2,337	42%

The increase in product revenue for the three months ended July 31, 2013 was primarily due to license fees earned in accordance with our existing distribution agreement for Dermacyte.

Gross profit as a percentage of revenue was 22% and 48% for three months ended July 31, 2013 and 2012, respectively. The decrease for the three months ended July 31, 2013 was due to the cost of product shipped to our distributor and credited against license fee payments due in accordance with the existing Dermacyte distribution agreement.

Government Grant Revenue

We earn revenues through a cost-reimbursement grant sponsored by the United States Army, or Grant Revenue. Grant Revenue is recognized as milestones under the Grant program are achieved. Grant Revenue is earned through reimbursements for the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party contract research organizations or CROs.

	Three months ended July 31,
	2013	2012	Increase/ (Decrease)	% Increase/ (Decrease)
Government grant revenue	$157,920	$266,549	$(108,629)	(41	) %

For the three months ended July 31, 2013, we recorded approximately $158,000 in revenue under the grant program as compared to approximately $267,000 in revenue during the same period in the prior year. In addition to the revenue earned, we have recorded approximately $28,000 in deferred revenue associated with the grant. Deferred revenue under the grant represents pass-through costs that have been reimbursed in advance of performing the studies underlying the subcontracts.  The decrease in revenue earned under the grant is due primarily to our completion of multiple studies in the prior year.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including salaries, commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Marketing and sales expenses and percentage changes for the three months ended July 31, 2013 and 2012, respectively, are as follows:

	Three months ended July 31,
	2013	2012	Increase/ (Decrease)	% Increase/ (Decrease)
Marketing and sales expense	$102	$38,605	$(38,503)	(100	) %

The decrease in marketing and sales expenses for the three months ended July 31, 2013 was driven by the elimination of costs incurred for compensation and direct advertising following the execution of the distribution agreement in the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended July 31, 2013 and 2012, respectively, are as follows:

	Three months ended July 31,
	2013	2012	Increase/ (Decrease)	% Increase/ (Decrease)
Legal and professional fees	$491,018	$687,499	$(196,481)	(29	) %
Personnel costs	347,205	365,635	(18,430)	(5	) %
Other costs	78,969	97,033	(18,064)	(19	) %
Facilities	36,819	47,016	(10,197)	(22	) %
Depreciation and amortization	28,408	27,002	1,406	5%

Legal and professional fees:

Legal and professional fees decreased approximately $197,000 for the three months ended July 31, 2013 compared to the same period in the prior year. This decrease was primarily due to decreases of approximately $103,000 in fees associated with the second closing of the Series A Preferred Stock, and approximately $177,000 in legal expenses related to the costs to defend the Tenor matter in the same period in the prior year; partially offset by an increase of approximately $24,000 in accounting fees, and approximately $60,000 in consulting fees.

Personnel costs:

Personnel costs decreased approximately $18,000 for the three months ended July 31, 2013 compared to the same period in the prior year. The decrease was due primarily to the elimination of administrative positions in the current period.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The approximately $18,000 reduction in other costs was due primarily to a reduction in insurance premiums paid and supplies expenses.

Facilities:

Facilities include costs paid for rent and utilities at our corporate headquarters in North Carolina. The approximately $10,000 reduction during the three months ended July 31, 2013 compared to the same period in the prior year was the result of the elimination of allocated costs from the closure of the California lab facility in the prior year.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the three months ended July 31, 2013 and 2012.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended July 31, 2013 and 2012, respectively, are as follows:

	Three months ended July 31,
	2013	2012	Increase/ (Decrease)	% Increase/ (Decrease)
Clinical and preclinical development	$495,115	$347,021	$148,094	43%
Personnel costs	212,895	174,812	38,083	22%
Consulting	45,343	37,989	7,354	19%
Depreciation	9,831	10,090	(259)	(3	) %
Other costs	6,782	19,288	(12,506)	(65	) %
Facilities	2,927	48,072	(45,145)	(94	) %

Clinical and preclinical development:

The increase of approximately $148,000 in clinical and preclinical development costs for the three months ended July 31, 2013 compared to the same period in the prior year was primarily due to increases of $326,000 associated with the Phase II-b trials for Oxycyte; partially offset primarily by a decrease of $117,000 in pre-clinical studies and $57,000 in development costs incurred for Dermacyte and Oxycyte.

Personnel costs:

Personnel costs increased approximately $38,000 for the three months ended July 31, 2013 compared to the same period in the prior year primarily due to the hiring of the Chief Medical Officer in the current period.

Consulting fees:

Consulting fees increased approximately $7,000 for the three months ended July 31, 2013 compared to the same period in the prior year primarily due to fees incurred to plan and prepare for regulatory submissions, clinical trial expansions and other clinical support activities.

Other costs:

Other costs decreased approximately $12,000 for the three months ended July 31, 2013 compared to the same period in the prior year primarily due to a reduction in expenses associated with travel and supplies.

Depreciation:

Depreciation expense remained relatively consistent for the three months ended July 31, 2013 and 2012.

Facilities:

Facilities expense decreased approximately $45,000 for the three months ended July 31, 2013 compared to the same period in the prior year primarily due to the closure of our California facility.

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

Restructuring expense

	Three months ended July 31,
	2013	2012	Increase/ (Decrease)	% Increase/ (Decrease)
Restructuring expense	$-	$47,476	$(47,476)	—%

During the three months ended July 31, 2012, the Company recorded one-time charges of approximately $47,000 of severance and benefits related charges.

Interest expense

Interest expense includes the interest payments due under our long-term debt, amortization of debt issuance costs and accretion of discounts recorded against our outstanding convertible notes, and noncash interest charges related to our Series A Convertible Preferred Stock. Interest expense and percentage changes for the three months ended July 31, 2013 and 2012, respectively, are as follows:

	Three months ended July 31,
	2013	2012	Increase/ (Decrease)	% Increase/ (Decrease)
Interest expense	$655,803	$1,925,903	$(1,270,100)	(66	) %

During the three months ended July 31, 2013, interest expense decreased approximately $1.3 million compared to the same period in the prior year. The decrease was due primarily noncash interest charges recorded in the prior period related to our previously outstanding Series A Convertible Preferred Stock.

Other income and expense

Other income and expense includes non-operating income and expense items not otherwise recorded in our statement of operations. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, recognized gains and losses on foreign currency translations, interest income earned and fixed asset disposals. Other expense for the three months ended July 31, 2013 and 2012, respectively, is as follows:

	Three months ended July 31,		Increase/
	2013	2012	(Decrease)
Other (income) expense, net	$(141)	$(14,803)	$14,662

Other (income) expense decreased approximately $15,000 for the three months ended July 31, 2013 compared to the same period in the prior year primarily due to approximately $13,000 of sub lease income from our California facility and approximately $2,000 of interest earned in the prior period that were not earned in the same period during the current year. See Note 9 above for further explanation of the California facility closing.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of July 31, 2013 we had an accumulated deficit of $119 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of Oxycyte and other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $4,586,583 and $1,842,251 of total current assets and working capital of $(128,243) and $(67,326) as of July 31, 2013 and April 30, 2013, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

We are in the preclinical and clinical trial stages in the development of our product candidates. We are currently conducting Phase II-b clinical trials for the use of Oxycyte in the treatment of severe traumatic brain injury. Even if we are successful with our Phase II-b study, we must then conduct a Phase III clinical study and, if that is successful, file with the FDA and obtain approval of a Biologics License Application to begin commercial distribution, all of which will take more time and funding to complete. Our other product candidates must undergo further development and testing prior to submission to the FDA for approval to initiate clinical trials, which also requires additional funding. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products though we can give no assurance that any such initiative will be successful. We expect our primary focus will be on funding the continued testing of Oxycyte, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond February 28, 2014 depends on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining the necessary resources.

On July 23, 2013, we sold 5,369 shares of Series C 8% convertible preferred stock for net proceeds of approximately $4.9 million. Additionally, on August 22, 2013 we issued 4,600 shares of Series D convertible preferred stock in exchange for $4.6 million of convertible notes that were scheduled to mature in June 2014. Based on our working capital at July 31, 2013 and the exchange of the short-term notes in August, we believe we have sufficient capital on hand to continue to fund operations through February 28, 2014.

Cash Flows

The following table shows a summary of our cash flows for the three months ended July 31, 2013 and 2012:

	For the three months ended July 31,
	2013	2012
Net cash used in operating activities	$(1,563,142)	$(1,612,878)
Net cash used in investing activities	(33,156)	(34,128)
Net cash provided by financing activities	4,885,811	2,458,264

Net cash used in operating activities.  Net cash used in operating activities was $1.56 million for the three months ended July 31, 2013 compared to net cash used in operating activities of $1.61 million for the three months ended July 31, 2012. The decrease in cash used for operating activities was due primarily to a decrease in our overall administrative expenses and our costs associated with marketing and selling our cosmetic products.

Net cash used in investing activities. Net cash used in investing activities was $33,156 for the three months ended July 31, 2013 compared to net cash used in investing activities of $34,128 for the three months ended July 31, 2012. The cash used for investing activities, primarily capitalized legal fees incurred for filing and maintaining our patent portfolio, remained relatively consistent compared to the same period in the prior year.

Net cash provided by financing activities. Net cash provided by financing activities was $4.9 million for the three months ended July 31, 2013 compared to net cash provided by financing activities of $2.5 million for the three months ended July 31, 2012. The increase of net cash provided by financing activities was due primarily to net proceeds of $4.9 million received from the issuance of Series C 8% Convertible Preferred Stock on July 23, 2013 as compared to the $2.5 million received from the issuance Series B Preferred Stock on June 15, 2012.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through February 28, 2014. We will need substantial additional capital in the future in order to complete the development and commercialization of Oxycyte and to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires entities to present in the financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the financial statements as a liability and not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our financial statements.

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

We believe that there have been no significant changes in our market risk exposures for the three months ended July 31, 2013.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2013, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 1A.    RISK FACTORS

We are supplementing the risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2013 with the risk factors below.

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

On May 15, 2013, we received notice from the Panel that the Panel has determined to grant our request for continued listing on The NASDAQ Capital Market pursuant to an extension through June 3, 2013 to evidence compliance with the minimum $1.00 bid price requirement, as set forth in NASDAQ Listing Rule 5550(a), and through July 31, 2013 to evidence compliance with the alternate minimum $2.5 million stockholders’ equity requirement, as set forth in NASDAQ Listing Rule 5550(b), for continued listing on The NASDAQ Capital Market.  As of June 3, 2013, we have regained compliance with the minimum $1.00 bid price requirement, due in part to our 20-to-1 reverse stock split effected on May 10, 2013, and as of the date hereof, our stockholders’ equity exceeds $2.5 million.  While we believe we are currently in compliance with NASDAQ listing requirements, we have not yet received confirmation of our compliance status from NASDAQ.  There can be no assurance that NASDAQ will agree with our assessment of our compliance status, and, accordingly, no assurance that we will remain listed on NASDAQ. Delisting from NASDAQ would negatively impact us and our stockholders by, among other things, reducing the liquidity and market price of our common stock and adversely affecting our ability to raise additional capital.

We are likely to attempt to raise additional capital through issuances of debt or equity securities, which may cause our stock price to decline, dilute the ownership interests of our existing stockholders, and/or limit our financial flexibility.

Historically we have financed our operations through the issuance of equity securities and debt financings, and we expect to continue to do so for the foreseeable future.  As of September 16, 2013, we believe we have sufficient capital on hand to continue to fund operations through February 28, 2014. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of their ownership interests.  Debt financing, if available, may involve restrictive covenants that limit our financial flexibility or otherwise restrict our ability to pursue our business strategies. Additionally, if we issue shares of common stock, or securities convertible or exchangeable for common stock, the market price of our existing common stock may decline. There can be no assurance that we will be successful in obtaining any additional capital resources in a timely manner, on favorable terms, or at all.

We have issued in the past, and may issue in the future, substantial amounts of instruments that are convertible into or exercisable for common stock, and our existing stockholders may face substantial dilution if such instruments are converted or exercised.

As of September 16, 2013, we had outstanding convertible notes, warrants, options, securities purchase agreements, and other instruments that are convertible or exercisable into an aggregate of approximately 9,189,143 shares of our common stock, which, if converted or exercised, would represent approximately 65% of our current outstanding common stock.  These instruments carry a wide variety of different terms and prices, and there can be no assurance as to when or whether conversions or exercises of these instruments may occur.  If all or any substantial portion of these instruments are converted or exercised, our existing stockholders may face substantial dilution of their ownership interests.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

The following table lists all repurchases during the first quarter of fiscal 2014 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that August Yet Be Purchased Under the Plans or Programs
Period
May 1, 2013 - May 31, 2013	22	$5.00	-	$-
June 1, 2013 - June 30, 2013	22	3.73	-	-
July 1, 2013 - July 31, 2013	22	2.96	-	-

Total	66	$3.90	-	$-

(1)	Represents shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

Unregistered Sales of Equity Securities

During the fiscal quarter ended July 31, 2013, we issued 4,123 shares of unregistered common stock as payment of $185,917 of interest due on our outstanding convertible notes.

All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(a) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

Annual Meeting Date

We have scheduled our 2013 Annual Meeting of Stockholders, or the 2013 Annual Meeting, to be held on Wednesday, December 4, 2013, at 9:00 a.m., local time, at the offices of Smith, Anderson, Blount, Dorsett, Mitchell & Jernigan, L.L.P. located at Wells Fargo Capitol Center, 150 Fayetteville Street, Suite 2300, Raleigh, North Carolina 27601. Stockholders of record as of the close of business on October 18, 2013 are entitled to notice of and to vote at the 2013 Annual Meeting.

The 2013 Annual Meeting is being held more than 30 days after the anniversary of our most recent annual meeting of stockholders, which was held on August 31, 2012. As a result, pursuant to Rule 14a-8 under the Exchange Act, we have set a new deadline for the receipt of any stockholder proposals submitted pursuant to Rule 14a-8 for inclusion in our proxy materials for the 2013 Annual Meeting. The new deadline for the submission of such stockholder proposals is the close of business on September 23, 2013. We believe that receiving Rule 14a-8 stockholder proposals by such date will provide us with a reasonable period of time for the review, consideration and, if appropriate, inclusion of any such proposals before we begin to print and send our proxy materials to stockholders for the 2013 Annual Meeting.

In addition, our bylaws, or the Bylaws, set forth when a stockholder must provide notice, or the Stockholder Notice, to us of nominations and other business proposals that the stockholder wants to bring before the 2013 Annual Meeting. The Bylaws generally prescribe the procedures that a stockholder must follow if the stockholder intends to nominate a person for election to our Board of Directors or to propose other business to be considered by stockholders at an annual meeting of the stockholders. These procedures include, among other things, that the stockholder give timely notice to our corporate secretary of the proposal, that the notice contain specified information, and that the stockholder comply with certain other requirements.

In accordance with the Bylaws, if the corresponding date on which notice of the annual meeting is sent to stockholders of record changes by more than 30 days from the date in the previous year, the Stockholder Notice must be received by the corporate secretary at our registered office not less than 30 days in advance of the date that we begin printing our notice of the annual meeting to be disseminated to stockholders. Accordingly, in order for stockholder business initiated by a stockholder to be brought before the 2013 Annual Meeting, the stockholder must deliver such notice no later than September 23, 2013, and must otherwise comply with the requirements of the Bylaws.

Notices should be addressed in writing to: Oxygen Biotherapeutics, Inc., Attn: Corporate Secretary, ONE Copley Parkway, Suite 490, Morrisville, North Carolina 27560. Notices should be mailed to us by certified mail, return receipt requested.

Resignation of Chief Medical Officer

On September 12, 2013, Charles L. Pamplin III, M.D. voluntarily resigned from his position as Chief Medical Officer, effective September 15, 2013.

ITEM 6.   EXHIBITS

No.	Description

3.1	Certificate of Amendment of Certificate of Incorporation of Oxygen Biotherapeutics, Inc. (1)
4.1	Certificate of Designation of Series C 8% Convertible Preferred Stock (2)
4.2	Form of Warrant for Series C 8% Convertible Preferred Stock Offering (2)
10.1	Placement Agency Agreement, dated July 21, 2013, between Oxygen Biotherapeutics, Inc. and Ladenburg Thalmann & Co. Inc., as placement agent (2)
10.2	Form of Securities Purchase Agreement for Series C 8% Convertible Preferred Stock Offering (2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on May 15, 2013, and is incorporated herein by reference.
(2)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on July 25, 2013, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 17, 2013

OXYGEN BIOTHERAPEUTICS, INC.

By:	/s/ Michael B. Jebsen
Michael B. Jebsen Chief Financial Officer and Interim Chief Executive Officer