Form 10-Q
period 2013-10-31
OXYGEN BIOTHERAPEUTICS, INC.
filed 2013-12-17
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

As of December 16, 2013, the registrant had outstanding 10,623,802 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
BALANCE SHEETS

	October 31, 2013	April 30, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,542,942	$783,528
Accounts receivable	64,815	445,237
Government grant receivable	59,058	96,226
Inventory	97,985	99,204
Prepaid expenses	78,222	247,646
Other current assets	251,055	170,410
Total current assets	3,094,077	1,842,251
Property and equipment, net	160,212	205,389
Debt issuance costs, net	85,735	150,043
Intangible assets, net	963,810	924,698
Other assets	58,262	58,262
Total assets	$4,362,096	$3,180,643

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$920,844	$977,162
Accrued liabilities	322,443	874,876
Current portion of notes payable, net	233,324	57,539
Total current liabilities	1,476,611	1,909,577
Other liabilities	32,796	54,660
Long-term portion of notes payable, net	-	2,994,442
Total liabilities	1,509,407	4,958,679

Commitments and contingencies; see Note 7.
Stockholders' equity (deficit)
Preferred stock, undesignated, authorized 9,980,431 and 9,990,400 shares; respectively. See Note 5 and Note 8.	-	-
Series B Preferred stock, par value $.0001, issued 2,100 shares; outstanding 0 and 987, respectively. See Note 8.	-	1
Series C Preferred stock, par value $.0001, issued 5,369 shares; outstanding 370 and 0, respectively. See Note 8.	1	-
Series D Preferred stock, par value $.0001, issued 4,600 shares; outstanding 4,600 and 0, respectively. See Note 8.	1	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 6,814,293 and 1,930,078, respectively	682	193
Additional paid-in capital	125,672,848	115,265,854
Deficit accumulated during the development stage	(122,820,843)	(117,044,084)
Total stockholders’ equity (deficit)	2,852,689	(1,778,036)
Total liabilities and stockholders' equity (deficit)	$4,362,096	$3,180,643

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
STATEMENTS OF OPERATIONS

	Period from May 26, 1967 (Inception) to October 31,	Three months ended October 31,		Six months ended October 31,
	2013	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Product revenue	$623,016	$24,685	$14,571	$60,079	$26,028
Cost of sales	383,443	3,355	9,134	30,864	15,044
Net product revenue	239,573	21,330	5,437	29,215	10,984
Government grant revenue	1,648,168	34,377	509,435	192,297	775,984
Total net revenue	1,887,741	55,707	514,872	221,512	786,968

Operating expenses
Selling, general, and administrative	52,989,138	1,421,405	422,843	2,403,926	1,685,632
Research and development	26,052,586	748,565	604,574	1,521,458	1,241,846
Restructuring expense	220,715	-	170,298	-	217,774
Loss on impairment of long-lived assets	390,970	-	-	-	-
Total operating expenses	79,653,409	2,169,970	1,197,715	3,925,384	3,145,252

Net operating loss	77,765,668	2,114,263	682,843	3,703,872	2,358,284

Interest expense	46,034,679	1,416,856	867,524	2,072,660	2,793,427
Loss on extinguishment of debt	250,097	-	-	-	-
Other (income) expense	(1,229,601)	367	6,911	227	(7,892)
Net loss	$122,820,843	$3,531,486	$1,557,278	$5,776,759	$5,143,819

Preferred stock dividend	5,603,411	2,551,789		4,645,340	-
Net loss attributable to common stockholders	$128,424,254	$6,083,275	$1,557,278	$10,422,099	$5,143,819

Net loss per share, basic		$(1.23)	$(0.97)	$(2.94)	$(3.30)
Weighted average number of common shares outstanding, basic		4,942,362	1,603,710	3,549,698	1,558,076
Net loss per share, diluted		$(1.25)	$(2.63)	$(2.96)	$(4.85)
Weighted average number of common shares outstanding, diluted		4,948,942	1,712,455	3,556,357	1,666,821

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
STATEMENTS OF CASH FLOWS

	Period from May 26, 1967 (Inception) to October 31,	Six months ended October 31,
	2013	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(122,820,843)	$(5,776,759)	$(5,143,819)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,294,545	74,933	73,772
Amortization of deferred compensation	336,750	-	-
Interest on debt instruments	45,597,350	2,045,024	2,792,811
Loss on debt settlement and extinguishment	163,097	-	-
Loss on impairment, disposal and write down of long-lived assets	826,846	-	11,563
Issuance and vesting of compensatory stock options and warrants	8,442,629	67,701	51,972
Issuance of common stock below market value	695,248	-	-
Issuance of common stock as compensation	947,967	80,177	146,038
Issuance of common stock for services rendered	1,265,279	-	-
Issuance of note payable for services rendered	120,000	-	-
Contributions of capital through services rendered by stockholders	216,851	-	-
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(423,466)	615,818	198,074
Inventory	211,737	1,219	(30,381)
Accounts payable and accrued liabilities	1,327,807	(684,481)	(841,845)
Net cash used in operating activities	(60,798,203)	(3,576,368)	(2,741,815)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,778,942)	-	(12,719)
Proceeds from the sale of property and equipment	8,307	-	-
Capitalization of patent costs and license rights	(1,965,795)	(68,867)	(58,062)
Net cash used in investing activities	(3,736,430)	(68,867)	(70,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	45,045,293	567,000	-
Repurchase of outstanding warrants	(3,216,520)	-	-
Proceeds from stockholder notes payable	977,692	-	-
Proceeds from issuance of notes payable, net of issuance costs	7,621,192	-	-
Proceeds from convertible notes, net of issuance costs	13,321,447	-	-
Proceeds for issuance of convertible preferred stock, net of issuance costs	12,746,338	4,895,188	2,500,000
Payments on notes - short-term	(1,417,867)	(57,539)	(55,763)
Payments on notes - long-term	(8,000,000)	-	-
Net cash provided by financing activities	67,077,575	5,404,649	2,444,237

Net change in cash and cash equivalents	2,542,942	1,759,414	(368,359)
Cash and cash equivalents, beginning of period	-	783,528	1,879,872
Cash and cash equivalents, end of period	$2,542,942	$2,542,942	$1,511,513

Cash paid for:
Interest	$295,061	$27,635	$616
Income taxes	$27,528	$-	$-

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
STATEMENT OF CASH FLOWS, Continued

Non-cash financing activities during the six months ended October 31, 2013:

(1) The Company issued 4,378 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $45.10 for the payment of $197,417 interest payable on convertible notes with a gross carrying value of $4,900,000.

(2) The Company issued 788,803 shares of its common stock for the payment of $1,199,760 as dividends on the Series C Convertible Preferred stock.

(3) The Company issued 4,600 shares of Series D convertible preferred stock as consideration for cancellation of $4.6 million in outstanding principal amount of a convertible promissory note issued by the Company on July 1, 2011.

Non-cash financing activities during the six months ended October 31, 2012:

(1) The Company issued 8,288 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $45.10 for the payment of $373,750 interest payable on convertible notes with a gross carrying value of $4,900,000.

(2) The Company issued 156,601 shares of its common stock to redeem 3,281 shares of convertible preferred stock with a fair value of $3,981,935.

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

On October 18, 2013, the Company created a wholly owned subsidiary, Life Newco, Inc., a Delaware corporation (“Life Newco”), to acquire certain assets of Phyxius Pharma, Inc., a Delaware corporation (“Phyxius”) pursuant to an Asset Purchase Agreement, dated October 21, 2013 (the “Asset Purchase Agreement”), by and among the Company, Life Newco, Phyxius and the stockholders of Phyxius (the “Phyxius Stockholders”).  As further discussed in Note 10 below, on November 13, 2013, under the terms and subject to the conditions of the Asset Purchase Agreement, Life Newco acquired certain assets including a license granting Life Newco an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing Levosimedan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit during the development stage of $123 million as of October 31, 2013, and stockholders’ equity (deficit) of $2,852,689 and $(1,778,036) as of October 31, 2013 and April 30, 2013, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available on commercially acceptable terms, or at all.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying October 31, 2013 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Basic loss per share, which excludes antidilutive securities, is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for that particular period. In contrast, diluted loss per share considers the potential dilution that could occur from other equity instruments that would increase the total number of outstanding shares of common stock. Such amounts include shares potentially issuable under outstanding options, warrants, preferred stock and convertible notes. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows.

	Three months ended October 31,		Six months ended October 31,
	2013	2012	2013	2012
Historical net loss per share:
Numerator
Net loss, attributable to common stockholders	$(6,083,275)	$(1,557,278)	$(10,422,099)	$(5,143,819)
Less: Effect of amortization of interest expense on convertible notes	(95,258)	(2,939,576)	(95,258)	(2,936,576)
Net loss attributable to common stockholders (diluted)	(6,178,533)	(4,496,854)	(10,517,357)	(8,080,395)
Denominator
Weighted-average common shares outstanding	4,942,362	1,603,710	3,549,698	1,558,076
Effect of dilutive securities	6,580	108,745	6,659	108,745
Denominator for diluted net loss per share	4,948,942	1,712,455	3,556,357	1,666,821

Basic net loss per share	$(1.23)	$(0.97)	$(2.94)	$(3.30)
Diluted net loss per share	$(1.25)	$(2.63)	$(2.96)	$(4.85)

The following outstanding options, warrants, preferred stock and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Six months ended October 31,
	2013	2012

Warrants to purchase common stock	5,293,611	285,094
Convertible preferred shares outstanding	2,548,718	32,413
Options to purchase common stock	50,678	13,853
Restricted stock grants	10,645	3,784
Convertible note shares outstanding	-	98

Fair Value

The Company records its financial assets and liabilities in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 Fair Value Measurements. The Company's balance sheet includes the following financial instruments: cash and cash equivalents, short-term notes payable and convertible notes. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments. The Company did not elect the fair value option and records the carrying value of its convertible notes at amortized cost in accordance with ASC 470-20, but management believes the difference between carrying value and fair value not to be material.

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

Inventories are recorded at cost using the First-In-First-Out ("FIFO") method. Ending inventories are comprised of raw materials and direct costs of manufacturing and are valued at the lower of cost or market. Inventories consisted of the following as of October 31, 2013 and April 30, 2013:

	October 31, 2013	April 30, 2013
Raw materials	$28,779	$28,779
Finished goods	69,206	70,425
	$97,985	$99,204

Other current assets

Other current assets consist of the following as of October 31, 2013 and April 30, 2013:

	October 31, 2013	April 30, 2013
R&D materials	$106,573	$159,892
Other	106,054	7,090
Deferred cost of sales	35,000	-
Dermacyte samples	3,428	3,428
	$251,055	$170,410

Property and equipment, net

Property and equipment consist of the following as of October 31, 2013 and April 30, 2013:

	October 31, 2013	April 30, 2013
Laboratory equipment	$768,252	$768,252
Computer equipment and software	134,311	135,697
Office furniture and fixtures	130,192	130,192
	1,032,755	1,034,141
Less: Accumulated depreciation and amortization	(872,543)	(828,752)
	$160,212	$205,389

Depreciation and amortization expense was approximately $23,000 for the three months ended October 31, 2013 and 2012; and $45,000 and $47,000 for the six months ended October 31, 2013 and 2012, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of October 31, 2013 and April 30, 2013:

	October 31, 2013	April 30, 2013
Operating costs	$103,666	$19,865
Employee related	92,060	66,632
Deferred revenue	52,285	185,068
Restructuring liability	43,728	43,728
Government grant expenses	26,704	-
Convertible note interest payable	4,000	59,583
Accrued settlement costs	-	500,000
	$322,443	$874,876

Other liabilities

As further discussed in Note 9 below, following the closing of the Company’s research and development facility in California, the Company entered into a long-term sublease agreement with an unrelated third party covering the vacated space which extends through the termination date. The Company recorded a liability for the remaining lease payments due under its long-term, non-cancelable operating lease for this facility, net of sublease payments, which expires in July 2015. The table below summarizes the net future minimum payments due under this lease agreement.

	October 31, 2013	April 30, 2013
Net non-cancelable operating lease obligation	$76,524	$98,388
Less: current portion	(43,728)	(43,728)
Long-term portion of net non-cancelable operating lease obligation	$32,796	$54,660

NOTE 4. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of October 31, 2013:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$674,501	11.1	$-	$(273,229)	$401,272
License Rights	589,356	15.1	-	(132,994)	456,362
Trademarks	106,176	N/A	-	-	106,176
Total	$1,370,033		$-	$(406,223)	$963,810

The following table summarizes the Company’s intangible assets as of April 30, 2013:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$645,918	11.2	$(27,279)	$(258,499)	$360,140
License Rights	572,370	15.6	-	(117,969)	454,401
Trademarks	110,157	N/A	-	-	110,157
Total	$1,328,445		$(27,279)	$(376,468)	$924,698

The aggregate amortization expense on the above intangibles was approximately $15,000 and $13,000, for the three months ended October 31, 2013 and 2012, respectively; and $30,000 and $27,000, for the six months ended October 31, 2013 and 2012 respectively.

Patents and License Rights

The Company currently holds, has filed for, or owns exclusive rights to, U.S. and worldwide patents covering 13 various methods and uses of its perfluorocarbon (“PFC”) technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter. The Company capitalized patent costs of approximately $69,000 and $57,000, for the six months ended October 31, 2013 and 2012, respectively.

Trademarks

The Company currently holds, or has filed for, trademarks to protect the use of names and descriptions of its products and technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its trademark applications. These trademarks are evaluated annually for impairment in accordance with ASC 350, Intangibles – Goodwill and other. The Company evaluates (i) its expected use of the underlying asset, (ii) any laws, regulations, or contracts that may limit the useful life, (iii) the effects of obsolescence, demand, competition, and stability of the industry, and (iv) the level of costs to be incurred to commercialize the underlying asset. The Company capitalized trademark costs of approximately $0 and $1,000, for the six months ended October 31, 2013 and 2012, respectively.

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

Interest expense on our outstanding Series A Convertible Preferred Stock was approximately $0 and $1.5 million for the six months ended October 31, 2013 and 2012, respectively. The recorded interest for the prior period was comprised of approximately $657,000 for the calculated fair value of the warrants issued with the Series A Convertible Preferred Stock, $461,000 for the excess of the fair-value of the shares issued upon conversion over the fair value of the Series A Convertible Preferred Stock and $204,000 for the fair value adjustment to the remaining Series A Convertible Preferred Stock outstanding at October 31, 2012.

Interest expense recorded for the payment of dividends on the Series A Convertible Preferred Stock was approximately $0 and $215,000 for the six months ended October 31, 2013 and 2012, respectively.

No Series A Convertible Preferred Stock was outstanding as of October 31, 2013.

NOTE 6. NOTES PAYABLE

The following table summarizes our outstanding notes payable as of October 31, 2013 and April 30, 2013:

	October 31, 2013	April 30, 2013
Current portion of notes payable, net	$-	$57,539
Current portion of convertible notes payable	300,000	-
Less: Unamortized discount	(66,676)
Current portion of notes payable, net	$233,324	$57,539

Long-term portion of convertible notes payable	$-	$4,900,001
Less: Unamortized discount	-	(1,905,559)
Long-term portion of notes payable, net	$-	$2,994,442

Convertible Note

On June 29, 2011, the Company issued a note (the “June Note”) with a principal amount of approximately $300,000 and Warrants to purchase 6,652 shares of Common Stock. On July 1, 2011, the Company issued a separate note (together with the June Note, the “Notes”) with a principal amount of $4,600,000 and warrants to purchase 101,996 shares of Common Stock. The aggregate gross proceeds to the Company from the offering were approximately $4.9 million, excluding any proceeds from the exercise of any warrants. The aggregate placement agent fees were $297,000 and legal fees associated with the offering were $88,839. These costs have been capitalized as debt issue costs and will be amortized as interest expense over the life of the Notes. The Company recorded amortization of debt issue costs of $32,154 and $64,308 for each of the three and six months ended October 31, 2013 and 2012, respectively.

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

As further discussed in Note 8 below, on August 22, 2013 holders of $4.6 million of the Notes received 4,600 shares of the Company’s Series D 8% Convertible preferred stock as consideration for cancelling their outstanding Note. On that date, the Company recognized non-cash interest expense of $1,311,847 for the remaining unamortized debt discount associated with this Note.

The Company recorded interest expense of $1,417,004 and $628,321 for the three months ended October 31, 2013 and 2012, respectively; and $2,045,324 and $1,256,641 for the six months ended October 31, 2013 and 2012, respectively.

The total value allocated to the warrants was $1,960,497 and was recorded as a debt discount against the proceeds of the notes.  In addition, the beneficial conversion features related to the notes were determined to be $2,939,504.  As a result, the aggregate discount on the notes totaled $4,900,001, and is being amortized over term of the notes.  The Company recorded interest expense for the amortization of debt discount of $1,430,550 and $408,333 for the three months ended October 31, 2013 and 2012, respectively; and $1,838,883 and $816,666 for the six months ended October 31, 2013 and 2012, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Agreement with Virginia Commonwealth University

In May 2008 the Company entered into a license agreement with Virginia Commonwealth University (“VCU”) whereby it obtained a worldwide, exclusive license to valid claims under three of the VCU's patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications unless the Company elects to terminate the agreement prior to patent expiration.  Under the agreement the Company has an obligation to diligently pursue product development and pursue, at its own expense, prosecution of the patent applications covered by the agreement. As part of the agreement, the Company is required to pay to VCU nonrefundable payments upon achieving development and regulatory milestones. As of October 31, 2013, the Company has not met any of the developmental milestones.

The agreement with VCU also requires the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. This fee is recorded as an other current asset and is amortized over the fiscal year. Amortization expense was $17,500 and $35,000 for each of the three and six months ended October 31, 2013 and 2012, respectively.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Certificate of Incorporation authorizes it to issue 10,000,000 shares of $0.0001 par value preferred stock of which 9,990,400 are undesignated.

On August 22, 2013, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 4,600 shares of our authorized but unissued shares of preferred stock as Series D 8% Convertible Preferred Stock

On July 22, 2013, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 5,369 shares of our authorized but unissued shares of preferred stock as Series C 8% Convertible Preferred Stock.

On February 25, 2013, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 1,600 shares and 500 shares of our authorized but unissued shares of preferred stock as Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock, respectively.

Series D 8% Convertible Preferred Stock

On August 22, 2013, the Company closed its private placement of an aggregate of $4.6 million of shares of the Company’s Series D 8% convertible preferred stock (the “Series D Stock”) to JP SPC 3 obo OXBT FUND, SP (“OXBT Fund”).  In connection with the purchase of shares of Series D Stock, OXBT Fund received a warrant to purchase 2,358,975 shares of common stock at an exercise price equal to $2.60 (the “Series D Warrant”).  As consideration for the sale of the Series D Stock and Series D Warrant, $4.6 million in outstanding principal amount of a Note issued by the Company on July 1, 2011 and held by OXBT Fund was cancelled.  The Note carried interest at a rate of 15% per annum and matured on July 1, 2014.  Mr. Gregory Pepin, one of the Company’s directors, is the investment manager of OXBT Fund.  Pursuant to the terms of a lock-up agreement (the “Lock-Up Agreement”) executed prior to the closing, OXBT Fund and its affiliates are prohibited from engaging in certain transactions with respect to shares of the Company’s common stock and common stock equivalents until such time as the lead investor in the Company’s offering of Series C 8% Convertible Preferred Stock ceases to own at least 25% of the shares of Series C 8% Convertible Preferred Stock originally issued to such investor.

The table below sets forth a summary of the designation, powers, preferences and rights of the Series D 8% Convertible Preferred Stock.

Conversion
Subject to certain ownership limitations, the Series D Stock is convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion ratio determined by dividing the stated value of the Series C Stock (or $1,000) by a conversion price of $1.95 per share. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

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
Until the third anniversary of the date of issuance of the Series D Stock, the holder of the Series D Stock is entitled to receive dividends at the rate of 8% per annum of the stated value for each share of Series D Stock held by such holder payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first such date after the original issue date, and on each dividend payment date.  The Company can elect to pay the dividends in cash or in duly authorized, validly issued, fully paid and non-assessable shares of common stock, or a combination thereof.  If the Company pays the dividends in shares of common stock, the shares used to pay the dividends will be valued at 90% of the average volume weighted average price for the 20 consecutive trading days ending on the trading day immediately prior to the applicable dividend payment date.  From and after the third anniversary of the date of issuance of the Series D Stock, the holder of Series D Stock will be entitled to receive dividends equal, on an as-if-converted to common stock basis, to and in the same form as dividends actually paid on shares of common stock when, as, and if such dividends are paid on shares of common stock.  The Company has never paid dividends on its common stock and the Company does not intend to do so for the foreseeable future.

In the event OXBT Fund converts its Series D Stock prior to the third anniversary of the date of issuance of the Series D Stock, the Company must also pay to OXBT Fund in cash, or at the Company’s option in common stock valued as described above, or a combination of cash and shares of common stock, with respect to the Series D Stock so converted, an amount equal to $240 per $1,000 of the stated value of the Series D Stock, less the amount of any dividends paid in cash or in common stock on such Series D Stock on or before the date of conversion.

Liquidation
Upon any liquidation, dissolution or winding up of the Company after payment or provision for payment of debts and other liabilities of the Company, but before any distribution or payment is made to the holders of any junior securities, the holder of Series D Stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount equal to $1,000 per share, after which any remaining assets of the Company shall be distributed among the holders of the other class or series of stock in accordance with the Company’s Certificate of Incorporation.

Voting rights
Shares of Series D Stock will generally have no voting rights, except as required by law and except that the consent of the holder of the outstanding Series D Stock will, among other things, be required to amend the terms of the Series D Stock.

During the three months ended October 31, 2013, the Company issued 30,898 shares of Common Stock in the form of Series D Stock dividends. As of October 31, 2013 there were 4,600 shares of Series D Stock outstanding.

Series C 8% Convertible Preferred Stock

On July 21, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the issuance and sale by the Company (the “Series C Offering”) of an aggregate of approximately $5.4 million of shares of the Company’s Series C 8% convertible preferred stock (the “Series C Stock”), which are convertible into a combined total of 2,753,348 shares of common stock (the “Conversion Shares”).  In connection with the purchase of shares of Series C Stock in the Series C Offering, each investor will receive a warrant to purchase a number of shares of common stock equal to 100% of the number of Conversion Shares at an exercise price equal to $2.60 (the “Warrants”).  On July 23, 2013, the Company sold 5,369 units for net proceeds of approximately $4.9 million.

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

During the six months ended October 31, 2013, 4,999 shares of Series C Stock were converted into 2,563,583 shares of Common Stock, and the Company issued 788,803 shares of its common stock for the payment of $1,199,760 as dividends on the Series C Convertible Preferred stock. As of October 31, 2013 there were 370 shares of Series C Stock outstanding.

Series B Convertible Preferred Stock

On February 22, 2013, the Company entered into a Securities Purchase Agreement with an institutional investor providing for the issuance and sale by the Company (of $1.6 million of shares of the Company’s Series B-1 convertible preferred stock (the “Series B-1 Stock”) and $0.5 million of shares of the Company's Series B-2 convertible preferred stock (the “Series B-2 Stock” and, together with the Series B-1 Stock, the “Series B Preferred Stock”) which are convertible into a combined total of 420,000 shares of common stock, subject to adjustment for subsequent equity sales.

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

During the six months ended October 31, 2013, 987 shares of Series B Preferred Stock were converted into 644,915 shares of Common Stock.  As of October 31, 2013 there were no shares of Series B Preferred Stock outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of October 31, 2013, there were 6,814,293 shares of common stock issued and outstanding.

Warrants

Series D Warrants

On August 22, 2013, the Company closed its previously announced private placement of an aggregate of $4.6 million shares of the Company’s Series D Stock to OXBT Fund.  In connection with the purchase of shares of Series D Stock, OXBT Fund received the Series D Warrant to purchase 2,358,975 shares of common stock at an exercise price equal to $2.60 and contractual term of 6 years. In accordance with ASC 815, these warrants are classified as equity and their relative fair-value of $1,531,167 was recognized as a deemed dividend on the Series D Stock during the six months ended October 31, 2013. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

The Series D Warrant is exercisable beginning on the date of issuance and expires on August 22, 2019.  The exercise price and the number of shares issuable upon exercise of Series D Warrant is subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock, and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders.  In addition, if stockholder approval for the transaction is obtained, the Series D Warrant will be subject to anti-dilution provisions until such time that for 25 trading days during any 30 consecutive trading day period, the volume weighted average price of the Company’s common stock exceeds $6.50 and the daily dollar trading volume exceeds $350,000 per trading day.

The Series D Stock and the Series D Warrant were issued and sold without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.  Accordingly, OXBT Fund may exercise the Warrant and sell the Series D Stock and underlying shares only pursuant to an effective registration statement under the Securities Act covering the resale of those securities, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act.

Series C Warrants

On July 23, 2013, the Company issued common stock warrants in connection with the issuance of Series C Stock (the “Series C Warrants”). As part of the offering, the Company issued 2,753,348 warrants at an exercise price of $2.60 per share and contractual term of 6 years. In accordance with ASC 815, these warrants are classified as equity and their relative fair-value of $1,867,991 was recognized as a deemed dividend on the Series C Stock during the six months ended October 31, 2013. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

In connection with the Series C Offering described above, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Placement Agent”) pursuant to which the Placement Agent agreed to act as the Company’s exclusive placement agent for the Series C Offering. In accordance with the Placement Agency Agreement, on July 23, 2013 the Company issued to the Placement Agent warrants to purchase 53,539 shares of common stock at an exercise price of $2.4375 per share and a contractual term of 3 years. In accordance with ASC 815, these warrants are classified as equity and their relative fair-value of $51,231 was recognized as additional paid in capital during the six months ended October 31, 2013. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

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

The following table summarizes the Company’s warrant activity for the six months ended October 31, 2013:

	Warrants	Weighted Average Exercise Price
Outstanding at April 30, 2013	759,410	$11.00
Issued	5,165,862	2.60
Exercised	(630,000)	0.90
Forfeited	(1,661)	126.00
Outstanding at October 31, 2013	5,293,611	$3.47

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “Plan”). Under the Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of Common Stock upon exercise of stock options. On September 30, 2011, the Company’s stockholders approved an amendment to the Plan which increased the amount of shares authorized for issuance under the Plan to 300,000, up from 40,000 previously authorized. As of October 31, 2013 the Company had 194,797 shares of Common Stock available for grant under the Plan.

The following table summarizes the shares available for grant under the Plan for the six months ended October 31, 2013:

Shares Available for Grant
Balances, at April 30, 2013	282,726
Options granted	(39,863)
Options cancelled/forfeited	550
Restricted stock granted	(103,519)
Restricted stock cancelled/forfeited	44,735
Balances, at October 31, 2013	184,629

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

The following table summarizes the outstanding stock options under the Plan for the six months ended October 31, 2013:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at April 30, 2013	11,336	$57.00
Options granted	39,892	$4.69
Options cancelled	(550)	$38.76
Balances, at October 31, 2013	50,678	$16.02

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the six months ended October 31, 2013 and 2012:

	For the six months ended October 31
	2013	2012
Risk-free interest rate (weighted average)	1.11%	1.29%
Expected volatility (weighted average)	86.21%	79.17%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.

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

Forfeitures
Stock compensation expense recognized in the statements of operations for the six months ended October 31, 2013 and 2012 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

As of October 31, 2013, there were unrecognized compensation costs of approximately $77,000 related to non-vested stock option awards granted after May 1, 2004 that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.94 years.

Restricted Stock Grants

The following table summarizes the restricted stock grants under the Plan for the six months ended October 31, 2013.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at April 30, 2013	1,917	$48.40
Restricted stock granted	103,519	$1.75
Restricted stock vested	(50,062)	$2.29
Restricted stock cancelled	(31,372)	$1.64
Restricted stock forfeited	(13,363)	$4.49
Balances, at October 31, 2013	10,639	$4.52

The Company recorded compensation expense for these restricted stock grants of $107,871 and $122,153 for the three and six months ended October 31, 2013, respectively.

As of October 31, 2013, there were unrecognized compensation costs of approximately $15,074 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period.

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

The following table summarizes the impact of the work force reductions and other associated costs on operating expenses and payments for the six months ended October 31, 2013, and the liability remaining on the balance sheet as of October 31, 2013.

	Charges Incurred During the Six Months Ended October 31, 2013	Amounts Paid Through October 31, 2013	Amounts Accrued at October 31, 2013
Future lease obligations, net of sublease revenue	$-	$65,360	$76,524

The Company recorded all restructuring expenses as operating expenses on the statement of operations. All restructuring costs were paid by October 31, 2013, with the exception of approximately $77,000 of future lease obligations, net of sublease revenue.

NOTE 10. SUBSEQUENT EVENTS

Warrant Exercises

From November 4, 2013 through November 21, 2013, outstanding warrants to purchase an aggregate of 2,377,297 shares of common stock with a weighted average exercise price of $2.59 were exercised for net proceeds to the Company of approximately $6.2 million.

Acquisition

As stated above, on November 13, 2013, the Company”), through its wholly owned subsidiary, Life Newco, consummated its previously announced acquisition of certain assets of Phyxius pursuant to the Asset Purchase Agreement.

Under the terms and subject to the conditions of the Asset Purchase Agreement, Life Newco acquired certain assets, including the License by and between Phyxius and Orion, and the Side Letter by and between Phyxius and Orion.  The License grants Life Newco an exclusive, sublicenseable right to develop and commercialize the “Product in the Territory.  Pursuant to the License, Life Newco must use Orion’s “Simdax®” trademark to commercialize the Product.  The License also grants to Life Newco a right of first refusal to commercialize new developments of the Product, including developments as to the formulation, presentation, means of delivery, route of administration, dosage or indication.  Orion’s ongoing role under the License includes sublicense approval, serving as the sole source of manufacture, holding a first right to enforce intellectual property rights in the Territory, and certain regulatory participation rights.  Additionally, Life Newco must grant back to Orion a broad non-exclusive license to any patents or clinical trial data related to the Product developed by Life Newco under the License.  The License has a ten (10) year term, provided, however, that the License will continue after the end of the ten year term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country (the “Term”).  Orion may terminate the License if the human clinical trial using the Product and studying reduction in morbidity and mortality of cardiac surgery patients at risk of low cardiac output syndrome (LCOS) as described in the US Food and Drug Administration (the “FDA”) agreed upon clinical study protocol (the “Study”) is not started by July 31, 2014.

The following table summarizes the consideration transferred to acquire Phyxius and the amounts of identified assets acquired and liabilities assumed at the acquisition date:

Fair Value of Consideration Transferred:

Common stock	$8,747,802
Series E convertible preferred stock	15,299,198
Total	$24,047,000

The Company issued 1,366,844 shares of its common stock that had a total fair value of approximately $8.7 million based on the closing market price on November 13, 2013, the acquisition date. The Company also issued 32,992 shares of its Series E Convertible Preferred Stock (the “Series E Stock”), which are convertible into an aggregate of 3,299,200 shares of common stock that had a total fair value of approximately $15.3 million. The fair value of the Series E Stock is provisonal pending receipt of the final valuation for this preferred stock.

The rights, preferences and privileges of the Series E Stock are set forth in the Certificate of Designation of Series E Convertible Preferred Stock (the “Certificate of Designation”) that the Company filed with the Secretary of State of the State of Delaware on November 13, 2013.  Each share of Series E Stock will automatically convert into 100 shares of Common Stock following receipt of stockholder approval for the transaction.  Approximately 11% of the shares of converted Common Stock will vest immediately upon receipt of stockholder approval for the transaction, while the remainder will vest upon achievement of certain performance milestones related to the development and commercialization of the levosimendan product in North America.   In addition, all unvested converted Common Stock will vest if certain change of control transactions or significant equity financings occur within 24 months of the closing of the Acquisition.  The number of shares of Common Stock into which the Series E Stock converts is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The Series E Stock does not carry dividend or a liquidation preference.  The Series E Stock carries voting rights aggregating 4.99% of the Company’s Common Stock voting power immediately prior to the closing of the Acquisition.

Recognized amounts of identifiable assets acquired and liabilities assumed:

IPR&D	$22,000,000
Trade and other payables	(256,000)
Liability arising from a contingency	(1,000,000)
Total identifiable net assets	$20,744,000
Goodwill	$3,303,000

The fair value of the acquired in-process research and development, IPR&D, intangible asset of approximately $22.0 million is provisional pending receipt of the final valuation for this asset. The Company did not acquire any other class of assets as a result of the acquisition.

A liability arising from a contingency of $1 Million has been recognized at fair value for expected license fee payments due under the acquired license. The Company expects that this expenditure will be payable in the fourth quarter of its fiscal year 2014. Pursuant to the terms of the License, the Company must pay to Orion a non-refundable up-front payment in the amount of $1 million within thirty (30) days of the Company receiving funding for the Study, but in no event later than April 1, 2014.  The License also includes the following development milestones for which the Company shall make non-refundable payments to Orion no later than twenty-eight (28) days after the occurrence of the applicable milestone event: (i) $2.0 million upon the grant of FDA approval, including all registrations, licenses, authorizations and necessary approvals, to develop and/or commercialize the Product in the United States; and (ii) $1.0 million upon the grant of regulatory approval for the Product in Canada. Once commercialized, the Company is obligated to make certain non-refundable commercialization milestone payments to Orion, aggregating up to $13.0 million, contingent upon achievement of certain cumulative net sales amounts in the Territory. The Company must also pay Orion tiered royalties based on net sales of the Product in the Territory made by the Company and its sublicensees. After the end of the Term, the Company must pay Orion a royalty based on net sales of the Product in the Territory for as long as the Company sells the Product in the Territory.

In connection with the closing of the Acquisition, Phyxius’ co-founder, Chief Executive Officer and stockholder, John Kelley, became the Company’s Chief Executive Officer and two other Phyxius employees and stockholders, Doug Randall and Douglas Hay, PhD became employees of the Company as Vice President, Business and Commercial Operations and Vice President, Regulatory Affairs, respectively.  Michael Jebsen, the Company’s prior Interim Chief Executive Officer and current Chief Financial Officer, will continue serving as the Company’s Chief Financial Officer.  In addition, Mr. Kelley will be appointed to the Company’s Board of Directors at the next regularly scheduled meeting of the Board of Directors of the Company, while another designee will be appointed to the Board of Directors following receipt of stockholder approval for the transaction.  Pursuant to the Asset Purchase Agreement, the Company has agreed to propose that its stockholders approve an amendment to the Company’s 1999 Stock Plan to increase the amount of stock options authorized for issuance under the 1999 Stock Plan to not less than 4,000,000 shares of Common Stock (the “Proposed Plan Amendment”).

The Common Stock and Series E Stock issued as the Consideration were issued and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.  Accordingly, the Phyxius Stockholders may sell the shares of Common Stock and Series E Stock only pursuant to an effective registration statement under the Securities Act covering the resale of those securities, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q, and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

All references in this Quarterly Report to “Oxygen Biotherapeutics”, “we”, “our” and “us” means Oxygen Biotherapeutics, Inc.

Overview

Strategy

We are a specialty pharmaceutical company focused on developing and commercializing drugs for critical care patients. Our principal business objective is to acquire, or discover, develop, and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity. Our lead product is levosimendan, which was acquired in an asset purchase agreement with Phyxius Pharma, Inc.  Levosimendan is a calcium sensitizer developed for intravenous use in hospitalized patients with acutely decompensated heart failure. The treatment is currently approved in more than 50 countries for this indication.  The United States Food and Drug Administration (FDA) has granted Fast Track status for levosimendan for the reduction of morbidity and mortality in cardiac surgery patients at risk for developing Low Cardiac Output Syndrome (LCOS).  In addition, the FDA has agreed to the Phase 3 protocol design under Special Protocol Assessment (SPA), and provided guidance that a single successful trial will be sufficient to support approval of levosimendan in this indication.

We are also developing Oxycyte®, a systemic perfluorocarbon, or PFC, product we believe is a safe and effective oxygen carrier for use in situations of acute ischemia. Oxycyte has been successful in two clinical trials and is currently being evaluated in a Phase II-b clinical trial for the treatment of traumatic brain injury, or TBI.

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

Second Quarter 2014 Highlights

The following summarizes certain key financial measures for the three months ended October 31, 2013:

●	Exchanged $4.6 million of outstanding convertible notes for 4,600 shares of Series D 8% Convertible Preferred Stock.

●	Cash and cash equivalents were $2.5 million at October 31, 2013.

●	Revenue earned under our research grant was $34,000 for the second quarter of 2014 compared to $509,000 for the three months ended October 31, 2012.

●	Our loss from operations was $2.1 million for the second quarter of 2014 compared to $683,000 for the three months ended October 31, 2012.

●	Net cash used in operating activities was $3.5 million and $2.7 million for each of the six months ended October 31, 2013 and 2012, respectively.

Consistent with our strategy, during the three months ended October 31, 2013, we (i) entered into an asset purchase agreement with Phyxius Pharma, Inc. to acquire the rights to develop and commercialize levosimendan, a calcium sensitizer developed for intravenous use in hospitalized patients with acutely decompensated heart failure , (ii) submitted the results of the immunocompetency studies funded under the U.S. Army cost reimbursement grant to the FDA, and (iii) continued with the enrollment of patients in the second cohort of our traumatic brain injury (TBI) clinical trials.

Opportunities and Trends

We are moving forward with plans to initiate the phase 3 trial for levosimendan. Duke University’s Duke Clinical Research Institute, or DCRI has been selected to conduct the Phase 3 trial. DCRI is the world’s largest academic clinical research organization, with substantial experience in conducting cardiac surgery trials. The DCRI will serve as the coordinating center and Drs. John H. Alexander and Rajendra Mehta as lead investigators for the Phase 3 trial.

 The Phase 3 trial will be conducted in approximately 50 major cardiac surgery centers in North America.  The trial will enroll patients undergoing coronary artery bypass graphs, or CABG and/or mitral valve surgery who are at risk for developing LCOS.  The trial will be a double blind, randomized, placebo controlled study seeking to enroll 760 patients.  It is expected that enrollment will begin in the third quarter of 2014, and will take approximately 18 months to complete.  We are currently in the planning phase of the program.

We continue to execute on our strategic plan, which calls for resuming our Phase II-B clinical trials for STOP-TBI (Safety and Tolerability of Oxycyte in Patients with Severe non-Penetrating Traumatic Brain Injury); supporting our collaborations to gather proof-of-concept data for additional therapeutic areas with unmet medical needs; and continuing our business development efforts to expand our product portfolio. We also continue to progress Oxycyte through the regulatory approval process by conducting a comprehensive group of preclinical studies to confirm the safety profile of our product.  These studies are particularly focused on platelet activity and immunocompetence. We believe these actions position us well to drive future growth and create stockholder value.

As we focus on the development of our existing products and product candidates, we also continue to position ourselves to execute upon licensing and other partnering opportunities. In order to do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our collaborative research development and partner relationships.

During fiscal year 2014 we are focused on the following four key initiatives:

●	Conducting well-designed studies early in the clinical development process to establish a robust foundation for subsequent development, partnership and expansion into complementary areas;

●	Working with collaborators and partners to accelerate product development, reduce our development costs, and broaden our commercialization capabilities;

●	Gaining regulatory approval for the continued development and commercialization of our products in the United States; and

●	Developing new intellectual property will enable us to file patent applications that cover new applications of our existing technologies and product candidates.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes in critical accounting policies during the three months ended October 31, 2013, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

Financial Overview

Results of Operations- Comparison of the Three Months Ended October 31, 2013 and 2012

Revenue

Product Revenue and Gross Profit

We generate revenue through the sale of Dermacyte® through distribution agreements, on-line retailers and direct sales to physician and medical spa facilities.  Product revenue and percentage changes for the three months ended October 31, 2013 and 2012 are as follows:

	The three months ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Product revenue	$24,685	$14,571	$10,114	69%
Cost of sales	3,355	9,134	(5,779)	(63	) %
Gross profit	$21,330	$5,437	$15,893	292%

The increase in product revenue for the three months ended October 31, 2013 was primarily due to license fees earned in accordance with our existing distribution agreement for Dermacyte.

Gross profit as a percentage of revenue was 86% and 37% for three months ended October 31, 2013 and 2012, respectively. The increase for the three months ended October 31, 2013, as compared to the same period in the prior year, was due to the license fee payments due in accordance with the existing Dermacyte distribution agreement.

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

	The six months ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Government grant revenue	$34,377	$509,435	$(475,058)	(93)%

For the three months ended October 31, 2013, we recorded approximately $34,000 in revenue under the grant program as compared to approximately $509,000 in revenue during the same period in the prior year. In addition to the revenue earned, we have recorded approximately $52,000 in deferred revenue associated with the grant. Deferred revenue under the grant represents pass-through costs that have been reimbursed in advance of performing the studies underlying the subcontracts.  The decrease in revenue earned under the grant is due primarily to our completion of multiple studies in the prior year.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including salaries, commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Marketing and sales expenses and percentage changes for the three months ended October 31, 2013 and 2012, respectively, are as follows:

	Three months ended October 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2013	2012
Marketing and sales expense	$-	$53,293	$(53,293)	(100	) %

The decrease in marketing and sales expenses for the three months ended October 31, 2013 was driven by the elimination of costs incurred for compensation and direct advertising following the execution of the Dermacyte distribution agreement in the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended October 31, 2013 and 2012, respectively, are as follows:

	Three months ended October 31,		Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)
Legal and professional fees	$670,554	$361,079	$309,475	86%
Personnel costs	606,224	384,997	221,227	57%
Other costs	77,584	(447,488)	525,072	(117	) %
Facilities	38,261	43,800	(5,539)	(13	) %
Depreciation and amortization	28,782	27,162	1,620	6%

Legal and professional fees:

Legal and professional fees increased approximately $309,000 for the three months ended October 31, 2013 compared to the same period in the prior year. This increase was primarily due to legal fees associated with the acquisition of certain assets of Phyxius Pharma, Inc., or Phyxius.

Personnel costs:

Personnel costs increased approximately $221,000 for the three months ended October 31, 2013 compared to the same period in the prior year. The increase was due primarily to bonuses paid to employees in stock and cash in the current period.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The approximately $525,000 reduction in other costs was due primarily to the reversal of a contingent liability in the prior period.

Facilities:

Facilities include costs paid for rent and utilities at our corporate headquarters in North Carolina. The approximately $5,500 reduction during the three months ended October 31, 2013 compared to the same period in the prior year was the result of the elimination of allocated costs from the closure of the California lab facility in the prior year.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the three months ended October 31, 2013 and 2012.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended October 31, 2013 and 2012, respectively, are as follows:

	Three months ended October 31,		Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)
Clinical and preclinical development	$391,042	$374,683	$16,359	4%
Personnel costs	241,788	162,419	79,369	49%
Consulting	90,836	49,470	41,366	84%
Other costs	12,816	4,388	8,428	192%
Depreciation	9,556	10,988	(1,432)	(13	) %
Facilities	2,527	2,626	(99)	(4	) %

Clinical and preclinical development:

The increase of approximately $16,000 in clinical and preclinical development costs for the three months ended October 31, 2013 compared to the same period in the prior year was primarily due to increases of $200,000 associated with the Phase II-b trials for Oxycyte offset primarily by a decrease of $187,000 in costs incurred for preclinical safety studies for Oxycyte.

Personnel costs:

Personnel costs increased approximately $79,000 for the three months ended October 31, 2013 compared to the same period in the prior year primarily due to salaries paid to our prior Chief Medical Officer in the current period.

Consulting fees:

Consulting fees increased approximately $41,000 for the three months ended October 31, 2013 compared to the same period in the prior year primarily due to fees incurred to plan and prepare for regulatory submissions, clinical trial expansions and other clinical support activities.

Other costs:

Other costs increased approximately $8,000 for the three months ended October 31, 2013 compared to the same period in the prior year primarily due to an increase in expenses associated with travel and supplies.

Depreciation:

Depreciation expense remained relatively consistent for the three months ended October 31, 2013 and 2012.

Facilities:

Facilities expense remained relatively consistent for the three months ended October 31, 2013 and 2012.

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

Restructuring expense

	Three months ended October 31,		Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)
Restructuring expense	$-	$170,298	$(170,298)	—%

During the three months ended October 31, 2012, the Company recorded one-time charges of approximately $170,000 of severance and benefits related charges. These costs were not incurred in the current period.

Interest expense

Interest expense includes the interest payments due under our long-term debt, amortization of debt issuance costs and accretion of discounts recorded against our outstanding convertible notes, and noncash interest charges related to our Series A Convertible Preferred Stock. Interest expense and percentage changes for the three months ended October 31, 2013 and 2012, respectively, are as follows:

	Three months ended October 31,		Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)
Interest expense	$1,416,856	$867,524	$549,332	63%

During the three months ended October 31, 2013, interest expense increased approximately $549,000 compared to the same period in the prior year. The increase was due primarily to approximately $788,000 of accelerated recognition of discount amortization associated with our outstanding convertible notes, partially offset by $239,000 of noncash interest charges recorded in the prior period related to our previously outstanding Series A Convertible Preferred Stock.

Other income and expense

Other income and expense includes non-operating income and expense items not otherwise recorded in our statement of operations. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, recognized gains and losses on foreign currency translations, interest income earned and fixed asset disposals. Other expense for the three months ended October 31, 2013 and 2012, respectively, is as follows:

	Three months ended October 31,		Increase/
	2013	2012	(Decrease)
Other (income) expense, net	$367	$6,911	$(6,544)

Other (income) expense decreased approximately $6,500 for the three months ended October 31, 2013 compared to the same period in the prior year primarily due to asset disposals associated with the closing of our California facility in the prior period. See Note 9 in our footnotes to our unaudited financial statements above for further explanation of the California facility closing.

Results of Operations- Comparison of the Six Months Ended October 31, 2013 and 2012

Revenue

Product Revenue and Gross Profit

We generate revenue through the sale of Dermacyte® through distribution agreements, on-line retailers and direct sales to physician and medical spa facilities.  Product revenue and percentage changes for the six months ended October 31, 2013 and 2012 are as follows:

	The six months ended October 31,		Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)
Product revenue	$60,079	$26,028	$34,051	131%
Cost of sales	30,864	15,044	15,820	105%
Gross profit	$29,215	$10,984	$18,231	166%

The increase in product revenue for the six months ended October 31, 2013 was primarily due to license fees earned in accordance with our existing distribution agreement for Dermacyte.

Gross profit as a percentage of revenue was 49% and 42% for six months ended October 31, 2013 and 2012, respectively. The increase for the six months ended October 31, 2013, as compared to the same period in the prior year, was due to license fee payments due in accordance with the existing Dermacyte distribution agreement.

Government Grant Revenue

Grant Revenue is recognized as milestones under the Grant program are achieved. Grant Revenue is earned through reimbursements for the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party CROs.

	Six months ended October 31,		Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)
Government grant revenue	$192,297	$775,984	$(583,687)	(75	) %

For the six months ended October 31, 2013, we recorded approximately $192,000 in revenue under the grant program as compared to approximately $776,000 in revenue during the same period in the prior year. In addition to the revenue earned, we have recorded approximately $52,000 in deferred revenue associated with the grant. Deferred revenue under the grant represents pass-through costs that have been reimbursed in advance of performing the studies underlying the subcontracts. The decrease in revenue earned under the grant is due primarily to our completion of multiple studies in the prior year.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including salaries, commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Marketing and sales expenses and percentage changes for the six months ended October 31, 2013 and 2012, respectively, are as follows:

	Six months ended October 31,		Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)
Marketing and sales expense	$102	$91,898	$(91,796)	(100	) %

The decrease in marketing and sales expenses for the six months ended October 31, 2013 was driven by the elimination of costs incurred for compensation and direct advertising following the execution of the Dermacyte distribution agreement in the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the six months ended October 31, 2013 and 2012, respectively, are as follows:

	Six months ended October 31,		Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)
Legal and professional fees	$1,161,572	$1,048,578	$112,994	11%
Personnel costs	953,429	750,632	202,797	27%
Other costs	156,553	(350,455)	507,008	(145	) %
Facilities	75,080	90,815	(15,735)	(17	) %
Depreciation and amortization	57,190	54,164	3,026	6%

Legal and professional fees:

Legal and professional fees increased approximately $113,000 for the six months ended October 31, 2013 compared to the same period in the prior year. This increase was primarily due to increases of approximately $128,000 in fees associated with outsourced corporate communications, approximately $108,000 in legal expenses related to the Phyxius asset acquisition and an increase of approximately $16,000 in accounting fees; partially offset by a decrease of $44,000 related to the second closing of the Series A Preferred Stock and approximately $95,000 in board stock compensation recognized in the prior year.

Personnel costs:

Personnel costs increased approximately $203,000 for the six months ended October 31, 2013 compared to the same period in the prior year. The increase was due primarily to bonuses paid to employees in stock and cash in the current period.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The approximately $507,000 reduction in other costs was due primarily to the reversal of a contingent liability in the prior period.

Facilities:

Facilities include costs paid for rent and utilities at our corporate headquarters in North Carolina. The approximately $16,000 reduction during the three months ended October 31, 2013 compared to the same period in the prior year was the result of the elimination of allocated costs from the closure of the California lab facility in the prior year.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the six months ended October 31, 2013 and 2012.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the six months ended October 31, 2013 and 2012, respectively, are as follows:

	Six months ended October 31,		Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)
Clinical and preclinical development	$886,157	$721,704	$164,453	23%
Personnel costs	454,683	334,787	119,896	36%
Consulting	136,179	87,459	48,720	56%
Other costs	19,597	23,676	(4,079)	(17	) %
Depreciation	19,388	23,522	(4,134)	(18	) %
Facilities	5,454	50,698	(45,244)	(89	) %

Clinical and preclinical development:

The increase of approximately $164,000 in clinical and preclinical development costs for the six months ended October 31, 2013 compared to the same period in the prior year was primarily due to increases of $472,000 associated with the Phase II-b trials for Oxycyte offset primarily by a decrease of $308,000 in costs incurred for preclinical safety studies for Oxycyte.

Personnel costs:

Personnel costs increased approximately $120,000 for the six months ended October 31, 2013 compared to the same period in the prior year primarily due to salaries paid to our prior Chief Medical Officer in the current period.

Consulting fees:

Consulting fees increased approximately $49,000 for the six months ended October 31, 2013 compared to the same period in the prior year primarily due to fees incurred to plan and prepare for regulatory submissions, clinical trial expansions and other clinical support activities.

Other costs:

Other costs decreased approximately $4,000 for the six months ended October 31, 2013 compared to the same period in the prior year primarily due to a decrease in expenses associated with travel and supplies.

Depreciation:

Depreciation expense remained relatively consistent for the three months ended October 31, 2013 and 2012.

Facilities:

Facilities expense decreased approximately $45,000 for the six months ended October 31, 2013 compared to the same period in the prior year primarily due to the closure of our California facility.

Restructuring expense

	Six months ended October 31,		Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)
Restructuring expense	$-	$217,774	$(217,774)	—%

During the six months ended October 31, 2012, the Company recorded one-time charges of approximately $218,000 for severance and benefits related charges that were not incurred in the current period.

Interest expense

Interest expense includes the interest payments due under our long-term debt, amortization of debt issuance costs and accretion of discounts recorded against our outstanding convertible notes, and noncash interest charges related to our Series A Convertible Preferred Stock. Interest expense and percentage changes for the six months ended October 31, 2013 and 2012, respectively, are as follows:

	Six months ended October 31,		Increase/	% Increase/
	2013	2012	(Decrease)	(Decrease)
Interest expense	$2,072,660	$2,793,427	$(720,767)	(26	) %

During the six months ended October 31, 2013, interest expense decreased approximately $721,000 compared to the same period in the prior year. The decrease was due primarily to approximately $1.5 million of noncash interest charges recorded in the prior period related to our previously outstanding Series A Convertible Preferred Stock, partially offset by approximately $788,000 due to the accelerated recognition of discount amortization associated with our outstanding convertible notes.

Other income and expense

Other income and expense includes non-operating income and expense items not otherwise recorded in our statement of operations. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, recognized gains and losses on foreign currency translations, interest income earned and fixed asset disposals. Other expense for the six months ended October 31, 2013 and 2012, respectively, is as follows:

	Six months ended October 31,		Increase/
	2013	2012	(Decrease)
Other income (expense), net	$227	$(7,892)	$8,119

Other (income) expense increased approximately $8,000 for the six months ended October 31, 2013 compared to the same period in the prior year primarily due to approximately $17,000 of sub lease income from our California facility; partially offset by approximately $11,000 of asset disposals associated with the closing of our California facility and approximately $2,000 of interest earned in the prior period that was not earned in the same period during the current year. See Note 9 in our footnotes to our unaudited financial statements above for further explanation of the California facility closing.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of October 31, 2013 we had an accumulated deficit of $123 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of Oxycyte and other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $3,094,077 and $1,842,251 of total current assets and working capital of $1,617,466 and $(67,326) as of October 31, 2013 and April 30, 2013, respectively. Our policy is to invest excess cash, when available, in short-term money market instruments.

We are in the preclinical and clinical trial stages in the development of our product candidates. We are currently conducting Phase II-b clinical trials for the use of Oxycyte in the treatment of severe traumatic brain injury. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products though we can give no assurance that any such initiative will be successful. We expect our primary focus will be on funding the continued testing of Oxycyte and initiating the Phase III clinical trials for levosimendan, since these products are the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond June 30, 2014 depends on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining the necessary resources.

On July 23, 2013, we sold 5,369 shares of Series C 8% convertible preferred stock for net proceeds of approximately $4.9 million. Additionally, on August 22, 2013 we issued 4,600 shares of Series D convertible preferred stock in exchange for $4.6 million of convertible notes that were scheduled to mature in June 2014. Based on our working capital at October 31, 2013 and the exercise of approximately $6.2 million of outstanding warrants subsequent to October 31, 2013, we believe we have sufficient capital on hand to continue to fund operations through June 30, 2014.

Cash Flows

The following table shows a summary of our cash flows for the six months ended October 31, 2013 and 2012:

	For the six months ended October 31,
	2013	2012
Net cash used in operating activities	$(3,576,368)	$(2,741,815)
Net cash used in investing activities	(68,867)	(70,781)
Net cash provided by financing activities	5,404,649	2,444,237

Net cash used in operating activities.  Net cash used in operating activities was $3.58 million for the six months ended October 31, 2013 compared to net cash used in operating activities of $2.74 million for the six months ended October 31, 2012. The increase in cash used for operating activities was due primarily to an increase in our costs incurred for the Phase II-b TBI clinical trials and the costs associated with the Phyxius asset acquisition.

Net cash used in investing activities. Net cash used in investing activities was $68,867 for the six months ended October 31, 2013 compared to net cash used in investing activities of $70,781 for the six months ended October 31, 2012. The cash used for investing activities, primarily capitalized legal fees incurred for filing and maintaining our patent portfolio, remained relatively consistent compared to the same period in the prior year.

Net cash provided by financing activities. Net cash provided by financing activities was $5.4 million for the six months ended October 31, 2013 compared to net cash provided by financing activities of $2.4 million for the six months ended October 31, 2012. The increase of net cash provided by financing activities was due primarily to net proceeds of $4.9 million received from the issuance of Series C 8% Convertible Preferred Stock on July 23, 2013 and proceeds of $567,000 received from the exercise of certain warrants as compared to the $2.5 million received from the issuance Series B Preferred Stock on June 15, 2012.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through June 30, 2014. We will need substantial additional capital in the future in order to complete the development and commercialization of Oxycyte and to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

We believe that there have been no significant changes in our market risk exposures for the six months ended October 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2013, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Described below are various risks and uncertainties that may affect our business. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item IA. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL

We will need substantial additional funding and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we focus on and proceed with our Phase II-B and Phase III clinical programs and begin clinical trials for our other products. In addition, our expenses could increase beyond expectations if applicable regulatory authorities, including the FDA, require that we perform additional studies to those that we currently anticipate, in which case the timing of any potential product approval may be delayed. Furthermore, pursuant to the terms of the license acquired in the Phyxius asset acquisition, we must pay to Orion a non-refundable up-front payment in the amount of $1 million no later than April 1, 2014. We believe that as of December 16, 2013 our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through June 30, 2014. We will need substantial additional capital in the future in order to complete the development and commercialization of Oxycyte and levosimendan and to fund the development and commercialization of future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

We began research and development activities in 1990 and are a development stage company. We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $9.4 million and $15.7 million for the years ended April 30, 2013 and 2012, respectively. As of October 31, 2013 our accumulated deficit was approximately $123 million. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. No revenues have been generated to date from commercial sales of any of our products, except for limited revenues from our topical cosmetic product, Dermacyte. We expect to have substantial expenses as we continue with our Phase II-B clinical program for Oxycyte and as we conduct other clinical trials for levosimendan. In addition, if we are required by applicable regulatory authorities, including the FDA, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of substantial expenses or when, or if, we will be able to achieve or maintain profitability. We have financed our operations primarily through the sale of equity securities and debt financings. The size of our future net losses will depend, in part, on the rate of growth of our expenses and the rate of growth of our revenues. If we are unable to develop and commercialize our other product candidates we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability.

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

Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, among others:

-	our ability to obtain additional funding to develop our product candidates;

-	the need to obtain regulatory approval of our most advanced product candidates;

-	potential risks related to any collaborations we may enter into for our product candidates;

-	delays in the commencement, enrollment and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;

-	the success of clinical trials of our Oxycyte and levosimendan product candidates or future product candidates;

-	any delays in regulatory review and approval of product candidates in development;

-	market acceptance of our cosmetic product candidates;

-	our ability to establish an effective sales and marketing infrastructure;

-	competition from existing products or new products that may emerge;

-	the ability to receive regulatory approval or commercialize our products;

-	potential side effects of our product candidates that could delay or prevent commercialization;

-	potential product liability claims and adverse events;

-	potential liabilities associated with hazardous materials;

-	our ability to maintain adequate insurance policies;

-	our dependency on third-party manufacturers to supply or manufacture our products;

-	our ability to establish or maintain collaborations, licensing or other arrangements;

-	our ability, our partners’ abilities, and third parties’ abilities to protect and assert intellectual property rights;

-	costs related to and outcomes of potential litigation;

-	compliance with obligations under intellectual property licenses with third parties;

-	our ability to adequately support future growth; and

-	our ability to attract and retain key personnel to manage our business effectively.

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

We have limited financial resources, so at present we are primarily focusing these resources on developing our Oxycyte oxygen carrier product and levosimendan for the treatment of low cardiac output syndrome. We have delayed development on our Wundecyte topical wound product and Vitavent, our oxygen-carrying liquid, until we find a licensing partner willing to pursue development or obtain additional financing to pursue development ourselves. At present we intend to commit most of our resources to advancing Oxycyte and levosimendan to the point it receives regulatory approval for one or more medical uses, and if this effort is unsuccessful we may not have resources to pursue development of our other products and our business would terminate. Furthermore, by delaying development of Vitavent, this technology may become obsolete by the time we have sufficient capital to resume development and testing, so the funds expended on this product to date would be lost, as well as our opportunity to benefit if the product could be successfully developed.

Failure to integrate or realize the expected benefits of the Phyxius asset acquisition could adversely affect our business and results of operations.

On November 13, 2013, we completed our acquisition of certain assets of Phyxius.  At the same time, three former employees of Phyxius became employees of our company. We conducted this transaction based on certain assumptions regarding our business, markets, cost structures and synergies. If we do not successfully integrate or realize the anticipated benefits of this transaction, instead of resulting in growth for and enhanced value to our company, our strategy may cause us to experience operational issues and expose us to operational and regulatory risk, each of which could have material adverse effects on our reputation, business, financial condition and results of operations.

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

The development of Oxycyte and levosimendan is subject to a high level of technological risk.

We expect to devote a substantial portion of our financial and managerial resources to pursuing Phase II and Phase III clinical trials for Oxycyte and levosimendan over the next three years. The biomedical field has undergone rapid and significant technological changes. Technological developments may result in our products becoming obsolete or non-competitive before we are able to recover any portion of the research and development and other expenses we have incurred to develop and clinically test Oxycyte or levosimendan. As our opportunity to generate substantial product revenues within the next four to five years is most likely dependent on successful testing and commercialization of Oxycyte and levosimendan for surgical and oxygen delivery applications, any such occurrence would have a material adverse effect on our operations and could result in the cessation of our business.

We may be required to conduct additional clinical trials in the future, which are expensive and time consuming, and the outcome of the trials is uncertain.

We expect to commit a substantial portion of our financial and business resources over the next three years to clinical testing of Oxycyte and levosimendan and advancing these products to regulatory approval for use in one or more medical applications. All of these clinical trials and testing will be expensive and time consuming and the timing of the regulatory review process is uncertain. The applicable regulatory agencies may suspend clinical trials at any time if they believe that the subjects participating in such trials are being exposed to unacceptable health risks. We cannot ensure that we will be able to complete our clinical trials successfully or obtain FDA or other governmental or regulatory approval of our products, or that such approval, if obtained, will not include limitations on the indicated uses for which our products may be marketed. Our business, financial condition and results of operations are critically dependent on obtaining capital to advance our testing program and receiving FDA and other governmental and regulatory approvals of our products. A significant delay in or failure of our planned clinical trials or a failure to achieve these approvals would have a material adverse effect on us and could result in major setbacks or jeopardize our ability to continue as a going concern.

The market may not accept our products.

Even if regulatory approval is obtained, there is a risk that the efficacy and pricing of our products, considered in relation to our products’ expected benefits, will not be perceived by health care providers and third-party payers as cost-effective, and that the price of our products will not be competitive with other new technologies or products. Our results of operations may be adversely affected if the price of our products are not considered cost-effective or if our products do not otherwise achieve market acceptance.

Any collaboration we enter with third parties to develop and commercialize our product candidates may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

We may enter into collaborations with third parties to develop and commercialize our product candidates, including Oxycyte and levosimendan. Our dependence on future partners for development and commercialization of our product candidates would subject us to a number of risks, including:

-	we may not be able to control the amount and timing of resources that our partners may devote to the development or commercialization of our product candidates or to their marketing and distribution;

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

Delays in the commencement, enrollment and completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials for Oxycyte and levosimendan will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may be required to withdraw from our clinical trial as a result of changing standards of care or may become ineligible to participate in clinical studies. The commencement, enrollment and completion of clinical trials can be delayed for a variety of other reasons, including delays related to:

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

RISKS RELATING TO REGULATORY MATTERS

Our activities are and will continue to be subject to extensive government regulation, which is expensive and time consuming, and we will not be able to sell our products without regulatory approval.

Our research, development, testing, manufacturing, marketing and distribution of Oxycyte and levosimendan are, and will continue to be, subject to extensive regulation, monitoring and approval by the FDA and other regulatory agencies. There are significant risks at each stage of the regulatory scheme.

Product approval stage

During the product approval stage we attempt to prove the safety and efficacy of our product for its indicated uses. There are numerous problems that could arise during this stage, including:

-	The data obtained from laboratory testing and clinical trials are susceptible to varying interpretations, which could delay, limit or prevent FDA and other regulatory approvals;

-	Adverse events could cause the FDA and other regulatory authorities to halt trials;

-	At any time the FDA and other regulatory agencies could change policies and regulations that could result in delay and perhaps rejection of our products; and

-	Even after extensive testing and clinical trials, there is no assurance that regulatory approval will ever be obtained for any of our products.

Commercialization approval stage

We will be required to file a BLA with the FDA in order to obtain regulatory approval for the commercial production and sale of Oxycyte and levosimendan in the United States and similar applications with regulatory authorities in countries where we seek to commercialize our product candidates. Under FDA guidelines, the FDA may comment upon the acceptability of the applicable application following its submission. After an application is submitted, there is an initial review to be sure that all of the required elements are included in the submission. There can be no assurance that the submission will be accepted for filing or that the FDA may not issue an RTF. If an RTF is issued, there is opportunity for dialogue between the sponsor and the FDA in an effort to resolve all concerns. There can be no assurance that such a dialogue will be successful in leading to the filing of the BLA. If the submission is filed, there can be no assurance that the full review will result in product approval.

Post-commercialization stage

Discovery of previously unknown problems with our products, or unanticipated problems with our manufacturing arrangements, even after FDA and other regulatory approvals of our products for commercial sale may result in the imposition of significant restrictions, including withdrawal of the product from the market. Our previous agreement with Hospira was exclusive, and as a consequence, delays in supply by Hospira could have caused us to be unable to supply our customers’ demand. On August 30, 2011, we and Hospira entered into a Termination Agreement pursuant to which we mutually agreed to terminate the supply agreement related to the development, manufacture, supply and distribution of Oxycyte.  No early termination penalties or other payments were incurred by either party in connection with the termination.

In September 2011 we entered into a development and supply agreement with NextPharma, Inc. to manufacture our Oxycyte emulsion for clinical use under cGMP standards. In January 2012, NextPharma transferred the manufacturing process from Hospira, our previous supplier, to their cGMP facilities and demonstrated their ability to produce clinical grade Oxycyte.

Additional laws and regulations may also be enacted that could prevent or delay regulatory approval of our products, including laws or regulations relating to the price or cost-effectiveness of medical products. Any delay or failure to achieve regulatory approval of commercial sales of our products is likely to have a material adverse effect on our financial condition, results of operations and cash flows.

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

A serious adverse finding concerning the risk of our products by any regulatory authority could adversely affect our reputation, business and financial results.

When a new product is approved, the FDA or other regulatory authorities may require post-approval clinical trials, sometimes called Phase IV clinical trials. If the results of such trials are unfavorable, this could result in the loss of the license to market the product, with a resulting loss of sales

After our products are commercialized, we expect to spend considerable time and money complying with federal and state laws and regulations governing their sale, and, if we are unable to fully comply with such laws and regulations, we could face substantial penalties.

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

Health care reform and controls on health care spending may limit the price we can charge for our products and the amount we can sell.

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

Sales of medical products largely depend on the reimbursement of patients’ medical expenses by governmental health care programs and private health insurers. We will be required to report detailed pricing information, net of included discounts, rebates and other concessions, to the Centers for Medicare and Medicaid Services, or CMS, for the purpose of calculating national reimbursement levels, certain federal prices, and certain federal rebate obligations. If we report pricing information that is not accurate to the federal government, we could be subject to fines and other sanctions that could adversely affect our business. In addition, the government could change its calculation of reimbursement, federal prices, or federal rebate obligations which could negatively impact us. There is no guarantee that government health care programs or private health insurers will reimburse for the sales of our products, or permit us to sell our products at high enough prices to generate a profit.

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

We do not own or operate any manufacturing facilities for the commercial-scale production of our products. Instead, we rely on third party manufacturers. For example, NextPharma currently manufacturers Oxycyte for us. Fluoromed currently produces FtBu for us and Orion produces levosimendan for us. Accordingly, a delay in achieving scale-up of commercial manufacturing capabilities when needed will have a material adverse effect on sales of our products. Additionally, the manufacture of our products will be subject to extensive government regulation. Among the conditions for marketing approval is that our quality control and manufacturing procedures conform to applicable good manufacturing practice regulations. There is a risk that we will not be able to obtain the necessary regulatory clearances or approvals to manufacture our products on a timely basis or at all.

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

We have limited experience in the sale and marketing of medical products.

We have limited experience in the sale and marketing of approved medical products and marketing the licensing of such products before FDA or other regulatory approval. We have not decided upon a commercialization strategy in these areas. We do not know of any third party that is prepared to distribute our products should they be approved. If we decide to establish our own commercialization capability, we will need to recruit, train and retain a marketing staff and sales force with sufficient technical expertise. We do not know whether we can establish a commercialization program at a cost that is acceptable in relation to revenue or whether we can be successful in commercializing our product. Factors that may inhibit our efforts to commercialize our products directly and without strategic partners include:

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

Failure to successfully commercialize our products or to do so on a cost effective basis would likely result in failure of our business.

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

Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents. We have agreed to indemnify certain of our commercial partners against certain patent infringement claims brought by third parties. The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either does not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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

On May 15, 2013, we received notice from the Panel that the Panel has determined to grant our request for continued listing on The NASDAQ Capital Market pursuant to an extension through June 3, 2013 to evidence compliance with the minimum $1.00 bid price requirement, as set forth in NASDAQ Listing Rule 5550(a), and through October 31, 2013 to evidence compliance with the alternate minimum $2.5 million stockholders’ equity requirement, as set forth in NASDAQ Listing Rule 5550(b), for continued listing on The NASDAQ Capital Market.  As of June 3, 2013, we have regained compliance with the minimum $1.00 bid price requirement, due in part to our 20-to-1 reverse stock split effected on May 10, 2013, and as of the date hereof, our stockholders’ equity exceeds $2.5 million.  While we believe we are currently in compliance with NASDAQ listing requirements, we have not yet received confirmation of our compliance status from NASDAQ.  There can be no assurance that NASDAQ will agree with our assessment of our compliance status, and, accordingly, no assurance that we will remain listed on NASDAQ. Delisting from NASDAQ would negatively impact us and our stockholders by, among other things, reducing the liquidity and market price of our common stock and adversely affecting our ability to raise additional capital.

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

On October 31, 2013 the closing price of our common stock was $3.04 as compared with $21.00 as of October 31, 2012. During the twelve months ended October 31, 2013, the lowest closing price of our common stock was $1.23 and the highest closing price was $20.60, all as adjusted for the 1-for-20 reverse stock split effective on May 10, 2013.

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

Historically we have financed our operations through the issuance of equity securities and debt financings, and we expect to continue to do so for the foreseeable future.  As of December 16, 2013, we believe we have sufficient capital on hand to continue to fund operations through June 30, 2014. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of their ownership interests.  Debt financing, if available, may involve restrictive covenants that limit our financial flexibility or otherwise restrict our ability to pursue our business strategies. Additionally, if we issue shares of common stock, or securities convertible or exchangeable for common stock, the market price of our existing common stock may decline. There can be no assurance that we will be successful in obtaining any additional capital resources in a timely manner, on favorable terms, or at all.

We have issued in the past, and may issue in the future, substantial amounts of instruments that are convertible into or exercisable for common stock, and our existing stockholders may face substantial dilution if such instruments are converted or exercised.

As of December 16, 2013, we had outstanding convertible notes, warrants, options, securities purchase agreements, and other instruments that are convertible or exercisable into an aggregate of approximately 8,803,899 shares of our common stock, which, if converted or exercised, would represent approximately 45% of our current outstanding common stock.  In addition our employment agreements with four of our employees require us, upon obtaining stockholder approval, to issue options exercisable for up to 3,572,880 shares of common stock.  These instruments carry a wide variety of different terms and prices, and there can be no assurance as to when or whether conversions or exercises of these instruments may occur.  If all or any substantial portion of these instruments are converted or exercised, our existing stockholders may face substantial dilution of their ownership interests.

Certain investors may be able to exercise significant influence over us.

As of December 16, 2013, SPC 1 Vatea Segregated Portfolio, or Vatea Fund, held 189,082 shares of our common stock, representing 2% of our outstanding common stock.  As of December 16, 2013, JP SPC 3 obo OXBT FUND, SP, or OXBT Fund, held preferred stock and warrants that are convertible or exercisable into an aggregate of up to 4,717,948 shares of our common stock, which, if converted or exercised, would represent 32% of our current outstanding common stock. Mr. Gregory Pepin, one of our directors, is the investment manager of both Vatea Fund and OXBT Fund. Accordingly, these parties, either individually or as part of a group, may have a strong ability to influence our business, policies and affairs.  We cannot be certain that their interests will be consistent with the interests of other holders of our common stock.

RISKS RELATING TO EMPLOYEE MATTERS AND MANAGING GROWTH

We may need to increase the size of our company, and we may experience difficulties in managing growth.

As of December 16, 2013, we had 14 full-time employees. We may need to expand our managerial, operational, administrative, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. To support this growth, we may hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures.

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

Repurchases of Common Stock

The following table lists all repurchases during the second quarter of fiscal 2014 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that August Yet Be Purchased Under the Plans or Programs
Period
August 1, 2013 - August 31, 2013	22	$1.59	-	$-
September 1, 2013 - September 30, 2013	22	1.32	-	-
October 1, 2013 - October 31, 2013	48,607	1.32	-	-

Total	48,651	$1.32	-	$-

(1)	Represents shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

Unregistered Sales of Equity Securities

During the fiscal quarter ended October 31, 2013, we issued 255 shares of unregistered common stock as payment of $11,500 of interest due on our outstanding convertible notes.

All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

No.	Description

4.1	Certificate of Designation of Series D 8% Convertible Preferred Stock (1)
10.1	Form of Securities Purchase Agreement for Series D 8% Convertible Preferred Stock Offering (2)
10.2	Lock-Up Agreement, dated August 16, 2013, between Oxygen Biotherapeutics, Inc. and JPS SPC 3 obo OXBT Fund, SP (1)
10.3	Warrant for Series D 8% Convertible Preferred Stock Offering (1)
10.4	Form of February Warrant Amendment (1)
10.5	Form of July Warrant Amendment (1)
10.6	Asset Purchase Agreement by and between Oxygen Biotherapeutics, Inc., Life Newco, Inc., Phyxius Pharma, Inc., and the stockholders of Phyxius Pharma, Inc. dated October 21, 2013 (3)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on August 26, 2013, and is incorporated herein by reference.
(2)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on August 13, 2013, and is incorporated herein by reference.
(3)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on October 25, 2013, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXYGEN BIOTHERAPEUTICS, INC.

Date: December 17, 2013	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)