Form 10-Q
period 2014-01-31
OXYGEN BIOTHERAPEUTICS, INC.
filed 2014-03-17
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2014

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

As of March 14, 2014, the registrant had outstanding 17,153,510 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
CONSOLIDATED BALANCE SHEETS

	January 31, 2014	April 30, 2013
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$6,339,657	$783,528
Accounts receivable	53,106	445,237
Government grant receivable	113,184	96,226
Inventory	97,437	99,204
Prepaid expenses	650,294	247,646
Other current assets	135,788	170,410
Total current assets	7,389,466	1,842,251
Property and equipment, net	149,365	205,389
Debt issuance costs, net	53,581	150,043
Intangible assets, net	22,982,535	924,698
Goodwill	3,303,000	-
Other assets	58,262	58,262
Total assets	$33,936,209	$3,180,643

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$668,671	$977,162
Accrued liabilities	1,493,198	874,876
Warrant liabilities	1,082,941	-
Current portion of notes payable, net	368,768	57,539
Total current liabilities	3,613,578	1,909,577
Other liabilities	21,864	54,660
Long-term portion of notes payable, net	-	2,994,442
Total liabilities	3,635,442	4,958,679

Commitments and contingencies; see Note 7.
Stockholders' equity (deficit)
Preferred stock, undesignated, authorized 9,947,439 and 9,990,400 shares; respectively. See Note 8.
Series B Preferred stock, par value $.0001, issued 2,100 shares; outstanding 0 and 987, respectively.	-	1
Series C Preferred stock, par value $.0001, issued 5,369 shares; outstanding 255 and 0, respectively.	1	-
Series E Preferred stock, par value $.0001, issued 32,992 shares; outstanding 32,992 and 0, respectively.	3	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 13,671,105 and 1,930,078, respectively	1,367	193
Additional paid-in capital	156,471,160	115,265,854
Deficit accumulated during the development stage	(126,171,764)	(117,044,084)
Total stockholders’ equity (deficit)	30,300,767	(1,778,036)
Total liabilities and stockholders' equity (deficit)	$33,936,209	$3,180,643

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Period from May 26, 1967 (Inception) to January 31,	Three months ended January 31,		Nine months ended January 31,
	2014	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Product revenue	$623,606	$590	$2,871	$60,669	$28,899
Cost of sales	383,854	410	1,534	31,275	16,578
Net product revenue	239,752	180	1,337	29,394	12,321
Government grant revenue	1,689,852	41,684	221,051	233,981	997,035
Total net revenue	1,929,604	41,864	222,388	263,375	1,009,356

Operating expenses
Selling, general, and administrative	54,772,734	1,783,596	1,441,500	4,187,522	3,127,133
Research and development	26,742,252	689,666	369,447	2,211,124	1,611,293
Restructuring expense	220,715	-	2,941	-	220,715
Loss on impairment of long-lived assets	390,970	-	-	-	-
Total operating expenses	82,126,671	2,473,262	1,813,888	6,398,646	4,959,141

Net operating loss	80,197,067	2,431,398	1,591,500	6,135,271	3,949,785

Interest expense	46,104,646	69,967	821,777	2,142,627	3,615,204
Loss on extinguishment of debt	250,097	-	-	-	-
Other (income) expense	67,442	849,556	(323)	849,782	(8,215)
Net loss	$126,619,252	$3,350,921	$2,412,954	$9,127,680	$7,556,774

Preferred stock dividend	6,700,233	1,095,822		5,742,162	-
Net loss attributable to common stockholders	$133,319,485	$4,446,743	$2,412,954	$14,869,842	$7,556,774

Net loss per share, basic		$(0.43)	$(1.45)	$(2.56)	$(4.75)
Weighted average number of common shares outstanding, basic		10,260,021	1,658,895	5,811,162	1,591,438
Net loss per share, diluted		$(0.44)	$(2.78)	$(2.58)	$(5.91)
Weighted average number of common shares outstanding, diluted		10,266,601	1,767,640	5,817,819	1,700,183

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Period from May 26, 1967 (Inception) to January 31,	Nine months ended January 31,
	2014	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(126,171,764)	$(9,127,680)	$(7,556,774)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,330,844	111,232	110,744
Amortization of deferred compensation	336,750	-	-
Interest on debt instruments	45,666,003	2,113,677	3,614,137
Loss on debt settlement and extinguishment	163,097	-	-
Loss on impairment, disposal and write down of long-lived assets	826,846	-	11,563
Issuance and vesting of compensatory stock options and warrants	8,475,981	101,053	73,574
Issuance of common stock below market value	695,248	-	-
Issuance of common stock as compensation	1,121,292	253,502	169,294
Issuance of common stock for services rendered	1,440,279	175,000	-
Issuance of note payable for services rendered	120,000	-	-
Contributions of capital through services rendered by stockholders	216,851	-	-
Change in the fair value of warrants	849,905	849,905	-
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(669,188)	370,096	(1,654)
Inventory	212,285	1,767	(28,962)
Accounts payable and accrued liabilities	882,083	(1,130,205)	127,253
Net cash used in operating activities	(63,503,488)	(6,281,653)	(3,480,825)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,788,746)	(9,804)	(14,932)
Proceeds from the sale of property and equipment	8,307	-	-
Capitalization of patent costs and license rights	(2,000,168)	(103,240)	(91,003)
Net cash used in investing activities	(3,780,607)	(113,044)	(105,935)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	51,481,026	7,002,733	-
Repurchase of outstanding warrants	(3,216,520)	-	-
Proceeds from stockholder notes payable	977,692	-	-
Proceeds from issuance of notes payable, net of issuance costs	7,762,512	141,320	102,671
Proceeds from convertible notes, net of issuance costs	13,321,447	-	-
Proceeds for issuance of convertible preferred stock, net of issuance costs	12,746,338	4,895,188	2,500,000
Payments on notes - short-term	(1,448,743)	(88,415)	(66,972)
Payments on notes - long-term	(8,000,000)	-	-
Net cash provided by financing activities	73,623,752	11,950,826	2,535,699

Net change in cash and cash equivalents	6,339,657	5,556,129	(1,051,061)
Cash and cash equivalents, beginning of period	-	783,528	1,879,872
Cash and cash equivalents, end of period	$6,339,657	$6,339,657	$828,811

Cash paid for:
Interest	$296,375	$28,949	$1,067
Income taxes	$27,528	$-	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
(a development stage enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS, Continued

Non-cash financing activities during the nine months ended January 31, 2014:

(1)	The Company issued 4,631 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $45.10 for the payment of $208,792 interest payable on convertible notes with a gross carrying value of $4,900,000.

(2)	The Company issued 804,661 shares of its common stock for the payment of $1,227,360 as dividends on the Series C 8% Convertible Preferred stock.

(3)	The Company issued 4,600 shares of Series D 8% Convertible Preferred Stock as consideration for cancellation of $4.6 million in outstanding principal amount of a convertible promissory note issued by the Company on July 1, 2011.

(4)	The Company issued 576,084 shares of its common stock for the payment of $1,104,000 as dividends on the Series D 8% Convertible Preferred stock.

(5)	The Company issued 1,366,844 shares of its common stock that had a fair value of approximately $8.7 million and 32,992 shares of its Series E Convertible Preferred Stock, which are convertible into an aggregate of 3,299,200 shares of common stock, that had a fair value of approximately $15.3 million in exchange for the assets of Phyxius Pharma, Inc., as further discussed in Note 4 to these consolidated financial statements. The Company recorded Goodwill of $3,303,000 as a result of this issuance.

Non-cash financing activities during the nine months ended January 31, 2013:

(1)	The Company issued 12,450 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $45.10 for the payment of $561,458 interest payable on convertible notes with a gross carrying value of $4,900,000.

(2)	The Company issued 191,934 shares of its common stock upon the conversion of 3,668 shares of Series A Convertible Preferred Stock with a fair value of $4,509,987.

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

On October 18, 2013, the Company created a wholly owned subsidiary, Life Newco, Inc., a Delaware corporation (“Life Newco”), to acquire certain assets of Phyxius Pharma, Inc., a Delaware corporation (“Phyxius”) pursuant to an Asset Purchase Agreement, dated October 21, 2013 (the “Asset Purchase Agreement”), by and among the Company, Life Newco, Phyxius and the stockholders of Phyxius (the “Phyxius Stockholders”).  As further discussed in Note 10 below, on November 13, 2013, under the terms and subject to the conditions of the Asset Purchase Agreement, Life Newco acquired certain assets, including a license granting Life Newco an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing Levosimedan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada.

Reverse Stock Split

On May 10, 2013, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio of twenty-to-one with the Secretary of State of the State of Delaware.  The Amendment did not change the number of authorized shares, or the par value, of the Company’s common stock.  The Amendment provides that every twenty shares of the Company’s issued and outstanding common stock were automatically combined into one issued and outstanding share of the Company’s common stock. All shares and per share amounts in the consolidated financial statements and accompanying notes have been retroactively adjusted to give effect to the reverse stock split.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit during the development stage of $126 million as of January 31, 2014, and stockholders’ equity (deficit) of $30,300,767 and $(1,778,036) as of January 31, 2014 and April 30, 2013, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available on commercially acceptable terms, or at all.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying January 31, 2014 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying interim consolidated financial statements in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these consolidated financial statements and accompanying notes do not include all of the information and disclosures required by GAAP for complete consolidated financial statements. The consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for the fair statement of the balances and results for the periods presented. These interim consolidated financial statements results are not necessarily indicative of the results to be expected for the full fiscal year or any future interim period

Use of Estimates

In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the unaudited consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates and the operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of Oxygen Biotherapeutics, Inc. and Life Newco, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

Goodwill

Acquired businesses are accounted for using the acquisition method of accounting, which requires that assets acquired, including identifiable intangible assets, and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. If the acquired net assets do not constitute a business, the transaction is accounted for as an asset acquisition and no goodwill is recognized.

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value.  There was no impairment to goodwill recognized during 2014.

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

	Three months ended January 31,		Nine months ended January 31,
	2014	2013	2014	2013
Historical net loss per share:
Numerator
Net loss, attributable to common stockholders	$(4,446,743)	$(2,412,954)	$(14,869,842)	$(7,556,774)
Less: Effect of amortization of interest expense on convertible notes	(38,105)	(2,496,089)	(133,363)	(2,496,089)
Net loss attributable to common stockholders (diluted)	(4,484,848)	(4,909,043)	(15,003,205)	(10,052,863)
Denominator
Weighted-average common shares outstanding	10,260,021	1,658,895	5,811,162	1,591,438
Effect of dilutive securities	6,580	108,745	6,657	108,745
Denominator for diluted net loss per share	10,266,601	1,767,640	5,817,819	1,700,183

Basic net loss per share	$(0.43)	$(1.45)	$(2.56)	$(4.75)
Diluted net loss per share	$(0.44)	$(2.78)	$(2.58)	$(5.91)

The following outstanding options, warrants, convertible preferred stock and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Nine months ended January 31,
	2014	2013

Convertible preferred shares outstanding	3,429,969	-
Warrants to purchase common stock	2,813,749	237,780
Options to purchase common stock	50,728	11,536
Restricted stock grants	42,629	2,777
Convertible note shares outstanding	-	98

Fair Value

The Company records its financial assets and liabilities in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 Fair Value Measurements. The Company's balance sheet includes the following financial instruments: cash and cash equivalents, short-term notes payable, warrant liabilities and convertible notes. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments. The Company did not elect the fair value option and records the carrying value of its convertible notes at amortized cost in accordance with ASC 470-20, but management believes the difference between carrying value and fair value not to be material.

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

The Company applies valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach, and include enhanced disclosures of fair value measurements in our consolidated financial statements.

The following tables show information regarding assets and liabilities measured at fair value on a recurring basis as of January 31, 2014 and April 30, 2013:

		Fair Value Measurements at Reporting Date Using
	Balance as of January 31, 2014	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$6,339,657	$6,339,657	$-	$-

Current Liabilities
Warrant liabilities	$1,082,941	$-	$-	$1,082,941

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2013	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$783,528	$783,528	$-	$-

There were no transfers between levels in the three months ended January 31, 2014.

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The Warrant liabilities are recorded at fair value with changes in fair value recorded as gains or losses within non-cash interest expense. The estimate of the fair value of the securities noted above, as of the valuation date, is based on the Cox-Ross Binomial Lattice Model using the estimated value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock (unobservable inputs).

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires entities to present in the consolidated financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the consolidated financial statements as a liability and not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Inventories are recorded at cost using the First-In-First-Out ("FIFO") method. Ending inventories are comprised of raw materials and direct costs of manufacturing and are valued at the lower of cost or market. Inventories consisted of the following as of January 31, 2014 and April 30, 2013:

	January 31, 2014	April 30, 2013
Raw materials	$28,779	$28,779
Finished goods	68,658	70,425
	$97,437	$99,204

Other current assets

Other current assets consist of the following as of January 31, 2014 and April 30, 2013:

	January 31, 2014	April 30, 2013
R&D materials	$106,573	$159,892
Deferred cost of sales	17,500	-
Other	8,287	7,090
Dermacyte samples	3,428	3,428
	$135,788	$170,410

Property and equipment, net

Property and equipment consist of the following as of January 31, 2014 and April 30, 2013:

	January 31, 2014	April 30, 2013
Laboratory equipment	$768,252	$768,252
Computer equipment and software	144,115	135,697
Office furniture and fixtures	130,192	130,192
	1,042,559	1,034,141
Less: Accumulated depreciation and amortization	(893,194)	(828,752)
	$149,365	$205,389

Depreciation and amortization expense was approximately $21,000 and $23,000 for the three months ended January 31, 2014 and 2013, respectively; and $66,000 and $70,000 for the nine months ended January 31, 2014 and 2013, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of January 31, 2014 and April 30, 2013:

	January 31, 2014	April 30, 2013
Operating costs	$1,101,493	$19,865
Employee related	220,066	66,632
Deferred revenue	123,786	185,068
Restructuring liability	43,728	43,728
Convertible note interest payable	4,125	59,583
Accrued settlement costs	-	500,000
	$1,493,198	$874,876

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

	January 31, 2014	April 30, 2013
Net non-cancelable operating lease obligation	$65,592	$98,388
Less: current portion	(43,728)	(43,728)
Long-term portion of net non-cancelable operating lease obligation	$21,864	$54,660

NOTE 4.   ACQUISITION

On November 13, 2013, the Company, through its wholly owned subsidiary, Life Newco, acquired certain assets of Phyxius pursuant to the Asset Purchase Agreement. The acquisition was accounted for under the acquisition method of accounting for business combinations in accordance with FASB ASC 805,  Business Combinations, which requires, among other things that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.  Acquisition-related costs are not included as a component of the acquisition accounting, but are recognized as expenses in the periods in which the costs are incurred.  Any changes within the measurement period resulting from facts and circumstances that existed as of the acquisition date may result in retrospective adjustments to the provisional amounts recorded at the acquisition date.

Under the terms and subject to the conditions of the Asset Purchase Agreement, Life Newco acquired (the “Acquisition”) certain assets, including that certain License Agreement (the “License”), dated September 20, 2013 by and between Phyxius and Orion Corporation, a global healthcare company incorporated under the laws of Finland (“Orion”), and that certain Side Letter, dated October 15, 2013 by and between Phyxius and Orion.  The License grants Life Newco an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing Levosimedan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial (the “Product”) in the United States and Canada (the “Territory”).  Pursuant to the License, Life Newco must use Orion’s “Simdax®” trademark to commercialize the Product.  The License also grants to Life Newco a right of first refusal to commercialize new developments of the Product, including developments as to the formulation, presentation, means of delivery, route of administration, dosage or indication.  Orion’s ongoing role under the License includes sublicense approval, serving as the sole source of manufacture, holding a first right to enforce intellectual property rights in the Territory, and certain regulatory participation rights.  Additionally, Life Newco must grant back to Orion a broad non-exclusive license to any patents or clinical trial data related to the Product developed by Life Newco under the License.  The License has a fifteen (15) year term, provided, however, that the License will continue after the end of the fifteen year term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country (the “Term”).  Orion may terminate the License if the human clinical trial using the Product and studying reduction in morbidity and mortality of cardiac surgery patients at risk of low cardiac output syndrome (LCOS) as described in the US Food and Drug Administration (the “FDA”) agreed upon clinical study protocol (the “Study”) is not started by July 31, 2014.

The following table summarizes the consideration transferred to acquire Phyxius and the amounts of identified assets acquired and liabilities assumed at the acquisition date.

Fair Value of Consideration Transferred:

Common stock	8,747,802
Series E convertible preferred stock	15,299,198
Total	24,047,000

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

The rights, preferences and privileges of the Series E Stock are set forth in the Certificate of Designation of Series E Convertible Preferred Stock that the Company filed with the Secretary of State of the State of Delaware on November 13, 2013.  Each share of Series E Stock will automatically convert into 100 shares of common stock following receipt of stockholder approval for the transaction.  Approximately 11% of the shares of converted common stock will vest immediately upon receipt of stockholder approval for the transaction, while the remainder will vest upon achievement of certain performance milestones related to the development and commercialization of the levosimendan product in North America.   In addition, all unvested converted common stock will vest if certain change of control transactions or significant equity financings occur within 24 months of the closing of the Acquisition.  The number of shares of common stock into which the Series E Stock converts is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The Series E Stock does not carry dividend or a liquidation preference.  The Series E Stock carries voting rights aggregating 4.99% of the Company’s common stock voting power immediately prior to the closing of the Acquisition.

The Preferred E shares are convertible into restricted common shares using a 100-for-one ratio at anytime and in accordance with a vesting schedule contingent upon achievement of Company-specific non-financial conditions. As a result, the fair value of the Preferred Shares was inferred based on their common stock equivalent value given the conversion terms. The conditional vesting of the Preferred E Shares was accounted for by subtracting the fair value of an equal number of put options that would effectively protect the common stock equivalent stock value as of the closing date. The terms of the put options were as follows:

-	Exercise price equal to the common stock price as of the Valuation Date

-
Term based on Management’s risk-adjusted expected time to meeting the vesting condition, which was further increased by 6 months to reflect the marketability restriction of the unregistered stock, consistent with SEC Rule 144 of the Securities Act.

-
Volatility was consistent with the term for the individual milestone payments derived from the median historical asset volatility for a set of comparable guideline companies. The volatility was then relevered to estimate the equity volatility of the Company.

Recognized amounts of identifiable assets acquired and liabilities assumed:

IPR&D	22,000,000
Trade and other payables	(256,000)
Liability arising from a contingency	(1,000,000)
Total identifiable net assets	20,744,000
Goodwill	3,303,000

The fair value of the acquired in-process research and development, (“IPR&D”), intangible asset of approximately $22.0 million was determined using the multi-period excess earnings method. The Company did not acquire any other class of assets as a result of the acquisition.

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

In connection with the closing of the Acquisition, Phyxius’ co-founder, Chief Executive Officer and stockholder, John Kelley, became the Company’s Chief Executive Officer and two other Phyxius employees and stockholders, Doug Randall and Douglas Hay, PhD became employees of the Company as Vice President, Business and Commercial Operations and Vice President, Regulatory Affairs, respectively.  Michael Jebsen, the Company’s prior Interim Chief Executive Officer and current Chief Financial Officer, continues serving as the Company’s Chief Financial Officer.  In addition, Mr. Kelley was subsequently appointed to the Company’s Board of Directors, while another designee will be appointed to the Board of Directors following receipt of stockholder approval for the transaction.  Pursuant to the Asset Purchase Agreement, the Company agreed to propose that its stockholders approve an amendment to the Company’s 1999 Stock Plan to increase the amount of stock options authorized for issuance under the 1999 Stock Plan to not less than 4,000,000 shares of common stock.

The common stock and Series E Stock issued as the consideration in the Acquisition were issued and sold without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.  Accordingly, the Phyxius Stockholders may sell the shares of common stock and Series E Stock only pursuant to an effective registration statement under the Securities Act covering the resale of those securities, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act.

The table below presents pro forma information as if the Company's acquisition of Phyxius had occurred at the beginning of the earliest period presented, which was May 1, 2012. The pro forma financial information is not indicative of the results of operations that would have occurred had the transaction been effected on the assumed date:

	Three months ended January 31,		Nine months ended January 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total net revenue	41,864	222,388	263,375	1,009,356

Net loss	$3,350,921	$2,412,954	$9,145,871	$7,559,369

Net loss attributable to common stockholders	$4,446,743	$2,412,954	$14,888,033	$7,559,369

Net loss per share, basic	$(0.38)	$(0.80)	$(2.07)	$(2.56)
Weighted average number of common shares outstanding, basic	11,626,865	3,025,739	7,178,006	2,958,282
Net loss per share, diluted	$(0.39)	$(1.57)	$(2.08)	$(3.28)
Weighted average number of common shares outstanding, diluted	11,633,445	3,134,484	7,184,662	3,067,027

NOTE 5.   INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of January 31, 2014:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	$22,000,000	N/A	$-	$-	$22,000,000
Patents	697,074	11.1	-	(281,136)	415,938
License Rights	600,946	15.1	-	(140,735)	460,211
Trademarks	106,386	N/A	-	-	106,386
Total	$23,404,406		$-	$(421,871)	$22,982,535

The following table summarizes the Company’s intangible assets as of April 30, 2013:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$645,918	11.2	$(27,279)	$(258,499)	$360,140
License Rights	572,370	15.6	-	(117,969)	454,401
Trademarks	110,157	N/A	-	-	110,157
Total	$1,328,445		$(27,279)	$(376,468)	$924,698

The aggregate amortization expense on the above intangibles was approximately $16,000 and $14,000, for the three months ended January 31, 2014 and 2013, respectively; and $45,000 and $41,000, for the nine months ended January 31, 2014 and 2013 respectively.

In Process Research and Development

The Simdax product in Phase III clinical trial represents an IPR&D asset. The IPR&D asset is a research and development project rather than a product or processes already in service or being sold. Research and development intangible assets are considered indefinite-lived until the abandonment or completion of the associated research and development efforts. If abandoned, the assets would be impaired. Research and development expenditures that are incurred after the acquisition, including those for completing the research and development activities related to the acquired intangible research and development assets, are generally expensed as incurred.

Patents and License Rights

The Company currently holds, has filed for, or owns exclusive rights to, U.S. and worldwide patents covering 13 various methods and uses of its perfluorocarbon (“PFC”) technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter. The Company capitalized patent costs of approximately $107,000 and $89,900, for the nine months ended January 31, 2014 and 2013, respectively.

Trademarks

The Company currently holds, or has filed for, trademarks to protect the use of names and descriptions of its products and technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its trademark applications. These trademarks are evaluated annually for impairment in accordance with ASC 350, Intangibles – Goodwill and other. The Company evaluates (i) its expected use of the underlying asset, (ii) any laws, regulations, or contracts that may limit the useful life, (iii) the effects of obsolescence, demand, competition, and stability of the industry, and (iv) the level of costs to be incurred to commercialize the underlying asset. The Company capitalized trademark costs of approximately $0 and $1,100, for the nine months ended January 31, 2014 and 2013, respectively.

NOTE 6.   NOTES PAYABLE

The following table summarizes our outstanding notes payable as of January 31, 2014 and April 30, 2013:

	January 31, 2014	April 30, 2013
Current portion of notes payable, net	$110,445	$57,539
Current portion of convertible notes payable	300,000	-
Less: Unamortized discount	(41,677)
Current portion of notes payable, net	$368,768	$57,539

Long-term portion of convertible notes payable	$-	$4,900,001
Less: Unamortized discount	-	(1,905,559)
Long-term portion of notes payable, net	$-	$2,994,442

Convertible Note

On June 29, 2011, the Company issued a note (the “June Note”) with a principal amount of approximately $300,000 and Warrants to purchase 6,652 shares of common stock. On July 1, 2011, the Company issued a separate note (together with the June Note, the “Notes”) with a principal amount of $4,600,000 and warrants to purchase 101,996 shares of common stock. The aggregate gross proceeds to the Company from the offering were approximately $4.9 million, excluding any proceeds from the exercise of any warrants. The aggregate placement agent fees were $297,000 and legal fees associated with the offering were $88,839. These costs have been capitalized as debt issue costs and will be amortized as interest expense over the life of the Notes. The Company recorded amortization of debt issue costs of $32,154 the three months ended January 31, 2014 and 2013 and $96,462 for the nine months ended January 31, 2014 and 2013.

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

As further discussed in Note 8 below, on August 22, 2013 holders of $4.6 million of the Notes received 4,600 shares of the Company’s Series D 8% Convertible Preferred Stock (the “Series D Stock”) as consideration for cancelling their outstanding Note. On that date, the Company recognized non-cash interest expense of $1,311,847 for the remaining unamortized debt discount associated with this Note.

The Company recorded interest expense of $68,653 and $628,321 for the three months ended January 31, 2014 and 2013, respectively; and $2,113,677 and $1,884,962 for the nine months ended January 31, 2014 and 2013, respectively.

The total value allocated to the warrants was $1,960,497 and was recorded as a debt discount against the proceeds of the notes.  In addition, the beneficial conversion features related to the notes were determined to be $2,939,504.  As a result, the aggregate discount on the notes totaled $4,900,001, and is being amortized over term of the notes.  The Company recorded interest expense for the amortization of debt discount of $24,999 and $408,333 for the three months ended January 31, 2014 and 2013, respectively; and $1,863,882 and $1,225,000 for the nine months ended January 31, 2014 and 2013, respectively.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

Simdax license agreement

As further discussed in Note 4 above, on November 13, 2013 the Company acquired the License which granted it an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing Levosimedan in the United States and Canada.  Pursuant to the License, the Company must use Orion’s “Simdax®” trademark to commercialize the Product.  The License also grants to the Company a right of first refusal to commercialize new developments of the Product, including developments as to the formulation, presentation, means of delivery, route of administration, dosage or indication.  Orion’s ongoing role under the License includes sublicense approval, serving as the sole source of manufacture, holding a first right to enforce intellectual property rights in the Territory, and certain regulatory participation rights.  Additionally, the Company must grant back to Orion a broad non-exclusive license to any patents or clinical trial data related to the Product developed by the Company under the License.  The License has a fifteen (15) year term, provided, however, that the License will continue after the end of the fifteen year term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country.  Orion may terminate the License if the Study is not started by July 31, 2014.

Pursuant to the terms of the License, the Company must pay to Orion a non-refundable up-front payment in the amount of $1 million within thirty (30) days of the Company receiving funding for the Study, but in no event later than April 1, 2014.  The License also includes the following development milestones for which the Company shall make non-refundable payments to Orion no later than twenty-eight (28) days after the occurrence of the applicable milestone event: (i) $2.0 million upon the grant of FDA approval, including all registrations, licenses, authorizations and necessary approvals, to develop and/or commercialize the Product in the United States; and (ii) $1.0 million upon the grant of regulatory approval for the Product in Canada. Once commercialized, the Company is obligated to make certain non-refundable commercialization milestone payments to Orion, aggregating up to $13.0 million, contingent upon achievement of certain cumulative net sales amounts in the Territory.  The Company must also pay Orion tiered royalties based on net sales of the Product in the Territory made by the Company and its sublicensees. After the end of the Term, the Company must pay Orion a royalty based on net sales of the Product in the Territory for as long as Life Newco sells the Product in the Territory.

As of January 31, 2014, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

Agreement with Virginia Commonwealth University

In May 2008 the Company entered into a license agreement with Virginia Commonwealth University (“VCU”) whereby it obtained a worldwide, exclusive license to valid claims under three of the VCU's patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications unless the Company elects to terminate the agreement prior to patent expiration.  Under the agreement the Company has an obligation to diligently pursue product development and pursue, at its own expense, prosecution of the patent applications covered by the agreement. As part of the agreement, the Company is required to pay to VCU nonrefundable payments upon achieving development and regulatory milestones. As of January 31, 2014, the Company has not met any of the developmental milestones.

The agreement with VCU also requires the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. This fee is recorded as an other current asset and is amortized over the fiscal year. Amortization expense was $17,500 and $52,500 for each of the three and nine months ended January 31, 2014 and 2013, respectively.

NOTE 8.   STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s Certificate of Incorporation, the Board of Directors is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. As of January 31, 2014, 9,947,439 shares of preferred stock are undesignated.

On November 13, 2013, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 32,992 shares of its authorized but unissued shares of preferred stock as Series E Stock

On August 22, 2013, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 4,600 shares of its authorized but unissued shares of preferred stock as Series D Stock

On July 22, 2013, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 5,369 shares of its authorized but unissued shares of preferred stock as Series C 8% Convertible Preferred Stock (the “Series C Stock”).

On February 25, 2013, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 1,600 shares and 500 shares of its authorized but unissued shares of preferred stock as Series B-1 Convertible Preferred Stock (the “Series B-1 Stock”) and Series B-2 Convertible Preferred Stock (the “Series B-2 Stock” and together with the Series B-1 Stock, the “Series B Stock”), respectively.

On December 8, 2011, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 7,500 shares of its authorized but unissued shares of preferred stock as Series A Convertible Preferred Stock (the “Series A Stock”).

Series E Stock

As further discussed in Note 4 above, on November 13, 2013 the Company issued 32,992 shares of its Series E Stock, which are convertible into an aggregate of 3,299,200 shares of common stock, as partial consideration to acquire certain assets of Phyxius Pharma, Inc. pursuant to the Asset Purchase Agreement.

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

As of January 31, 2014 there were 32,992 shares of Series E Stock outstanding.

Series D Stock

On August 22, 2013, the Company closed its private placement of an aggregate of $4.6 million of shares of the Company’s Series D Stock to JP SPC 3 obo OXBT FUND, SP (“OXBT Fund”).  In connection with the purchase of shares of Series D Stock, OXBT Fund received a warrant to purchase 2,358,975 shares of common stock at an exercise price equal to $2.60 (the “Series D Warrant”).  As consideration for the sale of the Series D Stock and Series D Warrant, $4.6 million in outstanding principal amount of a Note issued by the Company on July 1, 2011 and held by OXBT Fund was cancelled.  The Note carried interest at a rate of 15% per annum and matured on July 1, 2014.  Mr. Gregory Pepin, one of the Company’s directors, is the investment manager of OXBT Fund.  Pursuant to the terms of a lock-up agreement (the “Lock-Up Agreement”) executed prior to the closing, OXBT Fund and its affiliates are prohibited from engaging in certain transactions with respect to shares of the Company’s common stock and common stock equivalents until such time as the lead investor in the Company’s offering of Series C Stock ceases to own at least 25% of the shares of Series C Stock originally issued to such investor.

The table below sets forth a summary of the designation, powers, preferences and rights of the Series D Stock.

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

During the nine months ended January 31, 2014, 4,600 shares of Series D Stock were converted into 2,358,974 shares of Common Stock and the Company issued 576,084 shares of its common stock in the form of Series D Stock dividends. As of January 31, 2014 there were no shares of Series D Stock outstanding.

Series C Stock

On July 21, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the issuance and sale by the Company (the “Series C Offering”) of an aggregate of approximately $5.4 million of shares of the Company’s Series C Stock, which are convertible into a combined total of 2,753,348 shares of common stock (the “Conversion Shares”).  In connection with the purchase of shares of Series C Stock in the Series C Offering, each investor will receive a warrant to purchase a number of shares of common stock equal to 100% of the number of Conversion Shares at an exercise price equal to $2.60 (the “Warrants”).  On July 23, 2013, the Company sold 5,369 units for net proceeds of approximately $4.9 million.

The table below sets forth a summary of the designation, powers, preferences and rights of the Series C Stock.

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

During the nine months ended January 31, 2014, 5,114 shares of Series C Stock were converted into 2,622,558 shares of common stock and the Company issued 804,661 shares of its common stock for the payment of $1,227,360 as dividends on the Series C Stock. As of January 31, 2014 there were 255 shares of Series C Stock outstanding.

Series B Stock

On February 22, 2013, the Company entered into a Securities Purchase Agreement with an institutional investor providing for the issuance and sale by the Company of $1.6 million of shares of the Company’s Series B-1 Stock and $0.5 million of shares of the Company's Series B-2 Stock which are convertible into a combined total of 420,000 shares of common stock, subject to adjustment for subsequent equity sales.

On February 27, 2013, the Company sold 2,100 units for net proceeds of approximately $1.9 million. Each unit sold consisted of (i) one share of the Company’s Series B Stock and (ii) a Warrant representing the right to purchase 300 shares of common stock at a price of $1,000 per unit, less issuance costs. The shares of Series B Stock were immediately convertible upon issuance.

The table below sets forth a summary of the designation, powers, preferences and rights of the Series B Stock.

Dividends	No dividends shall be paid on shares of Preferred Stock.
Conversion
Holders may elect to convert shares of Series B Stock into shares of common stock at the then-existing conversion price at any time.  The initial conversion price is $5.00 per share of common stock, and is subject to certain adjustments, including an anti-dilution provision that reduces the conversion price upon the issuance of any common stock or securities convertible into common stock at an effective price per share less than the conversion price and a one-time price reset following the effectiveness of a reverse split of the Company’s outstanding common stock.

Liquidation preference
In the event of the Company’s voluntary or involuntary dissolution, liquidation or winding up, each holder of Series B Stock will be entitled to be paid a liquidation preference equal to the initial stated value of such holder’s Series B Stock of $1,000 per share, plus accrued and unpaid dividends and any other payments that may be due on such shares, before any distribution of assets may be made to holders of capital stock ranking junior to the Series B Stock.

Voting rights
Shares of Series B Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series B Stock will among other things, be required to amend the terms of the Series B Stock.

The Company will not affect any conversion of the Series B Stock, nor shall a holder convert its shares of Series B Stock, to the extent that such conversion would cause the holder to have acquired, through conversion of the Series B Stock or otherwise, beneficial ownership of a number shares of common stock in excess of 4.99% of the common stock outstanding immediately preceding the conversion.

During the nine months ended January 31, 2014, 987 shares of Series B Stock were converted into 644,915 shares of common stock.  As of January 31, 2014 there were no shares of Series B Stock outstanding.

Series A Stock

On December 12, 2011, the Company sold 3,500 units for net proceeds of approximately $3.2 million. Each unit sold consisted of (i) one share of the Company’s Series A Stock and (ii) a warrant representing the right to purchase 11.275 shares of common stock (the “2011 Warrants”), at a price of $1,000 per unit, less issuance costs. The shares of Series A Stock were immediately convertible and the 2011 Warrants are exercisable on the one-year anniversary of the closing date.

On June 15, 2012, the Company sold an additional 2,500 units for net proceeds of approximately $2.3 million. Each unit sold consisted of (i) one share of the Company’s Series A Stock and (ii) a 2011 Warrant, at a price of $1,000 per unit, less issuance costs. The shares of Series A Stock were immediately convertible and the 2011 Warrants are exercisable beginning on the one-year anniversary of the closing date.

Interest expense on the outstanding Series A Stock was approximately $0 and $1.7 million for the nine months ended January 31, 2014 and 2013, respectively. The recorded interest for the prior period was comprised of approximately $657,000 for the calculated fair value of the warrants issued with the Series A Stock and $763,000 for the excess of the fair-value of the shares issued upon conversion over the fair value of the Series A Stock.

Interest expense recorded for the payment of dividends on the Series A Stock was approximately $0 and $310,000 for the nine months ended January 31, 2014 and 2013, respectively.

No Series A Stock was outstanding during the nine months ended January 31, 2014.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of January 31, 2014, there were 13,671,105 shares of common stock issued and outstanding.

Warrants

Series D Warrants

On August 22, 2013, the Company closed its previously announced private placement of an aggregate of $4.6 million shares of the Company’s Series D Stock to OXBT Fund.  In connection with the purchase of shares of Series D Stock, OXBT Fund received the Series D Warrant to purchase 2,358,975 shares of common stock at an exercise price equal to $2.60 and contractual term of 6 years. In accordance with ASC 815, these warrants are classified as equity and their relative fair-value of $1,531,167 was recognized as a deemed dividend on the Series D Stock during the nine months ended January 31, 2014. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

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

On January 30, 2014, the Company entered into an agreement with the OXBT Fund to amend the terms of the outstanding Series D Warrants. The amendment replaced the price protection anti-dilution provision of each warrant with a covenant that the Company will not issue common stock or common stock equivalents at an effective price per share below the exercise price of such warrant without prior written consent, subject to certain exceptions.

The Series D Stock and the Series D Warrant were issued and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.  Accordingly, OXBT Fund may exercise the Warrant and sell the Series D Stock and underlying shares only pursuant to an effective registration statement under the Securities Act covering the resale of those securities, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act.

Series C Warrants

On July 23, 2013, the Company issued common stock warrants in connection with the issuance of Series C Stock (the “Series C Warrants”). As part of the offering, the Company issued 2,753,348 warrants at an exercise price of $2.60 per share and contractual term of 6 years. In accordance with ASC 815, these warrants are classified as equity and their relative fair-value of $1,867,991 was recognized as a deemed dividend on the Series C Stock during the nine months ended January 31, 2014. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

In connection with the Series C Offering described above, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Placement Agent”) pursuant to which the Placement Agent agreed to act as the Company’s exclusive placement agent for the Series C Offering. In accordance with the Placement Agency Agreement, on July 23, 2013 the Company issued to the Placement Agent warrants to purchase 53,539 shares of common stock at an exercise price of $2.4375 per share and a contractual term of 3 years. In accordance with ASC 815, these warrants are classified as equity and their relative fair-value of $51,231 was recognized as additional paid in capital during the nine months ended January 31, 2014. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

On August 23, 2013, the Company entered into agreements with certain institutional investors to amend the terms of certain outstanding warrants to purchase an aggregate of 2,681,283 shares of the Company’s common stock issued by the Company on February 27, 2013 and July 27, 2013 (collectively, the “Warrant Amendments”).  The Warrant Amendments replace the price protection anti-dilution provision of each warrant with a covenant that the Company will not issue common stock or common stock equivalents at an effective price per share below the exercise price of such warrant without prior written consent, subject to certain exceptions. As of January 31, 2014, none of these amended warrants remain outstanding.

During the nine months ended January 31, 2014, the Company received cash of approximately $6.4 million and issued 2,461,542 shares of common stock upon the exercise of outstanding Series C Warrants. As of January 31, 2014, 291,806 Series C Warrants are outstanding.

In accordance with ASC 815-40-35-8, the company reassessed the classification of the remaining Series C Warrants. On November 11, 2013, the Company satisfied certain contractual obligations pursuant to the Series C offering which caused certain “down-round” price protection clauses in the outstanding warrants to become effective on that date. In accordance with ASC 815-40-35-9, On November 11, 2013, the Company reclassified these warrants as a current liability and recorded a warrant liability of $1,380,883 which represents the fair market value of the warrants at that date. The initial fair value recorded as warrants within stockholders’ equity of $233,036 was reversed and the change in fair value was recorded as a component of other expense.

The estimated fair value is determined using the Cox-Ross Binomial Lattice Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

As of January 31, 2014, the fair value of the warrant liability was $1,082,941. The Company recorded a loss of $849,905 for the change in fair value on the consolidated statement of operations for the three months ended January 31, 2014.

The following table summarizes the Company’s warrant activity for the nine months ended January 31, 2014:

	Warrants	Weighted Average Exercise Price
Outstanding at April 30, 2013	759,410	$11.00
Issued	5,165,862	2.60
Exercised	(3,109,862)	2.25
Forfeited	(1,661)	126.00
Outstanding at January 31, 2014	2,813,749	$4.25

During the three and nine months ended January 31, 2014, the Company received approximately $6.4 million and $7.0 million and issued 2,479,862 and 3,109,862 shares of common stock, respectively, upon the exercise of outstanding warrants.

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “Plan”). Under the Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. On September 30, 2011, the Company’s stockholders approved an amendment to the Plan which increased the amount of shares authorized for issuance under the Plan to 300,000, up from 40,000 previously authorized. As of January 31, 2014 the Company had 152,499 shares of common stock available for grant under the Plan.

The following table summarizes the shares available for grant under the Plan for the nine months ended January 31, 2014:

Shares Available for Grant
Balances, at April 30, 2013	282,726
Options granted	(39,913)
Options cancelled/forfeited	550
Restricted stock granted	(135,662)
Restricted stock cancelled/forfeited	44,798
Balances, at January 31, 2014	152,499

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

The following table summarizes the outstanding stock options under the Plan for the nine months ended January 31, 2014:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at April 30, 2013	11,336	$57.00
Options granted	39,942	$4.69
Options cancelled	(550)	$38.76

Balances, at January 31, 2014	50,728	$16.01

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the nine months ended January 31, 2014 and 2013:

	For the nine months ended January 31
	2014	2013
Risk-free interest rate (weighted average)	1.12%	1.29%
Expected volatility (weighted average)	86.24%	79.30%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.

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

Forfeitures
Stock compensation expense recognized in the statements of operations for the nine months ended January 31, 2014 and 2013 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

As of January 31, 2014, there were unrecognized compensation costs of approximately $40,000 related to non-vested stock option awards granted after May 1, 2004 that will be recognized on a straight-line basis over the weighted average remaining vesting period of 3.78 years.

Restricted Stock Grants

The following table summarizes the restricted stock grants under the Plan for the nine months ended January 31, 2014.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at April 30, 2013	1,917	$48.40
Restricted stock granted	135,662	$3.00
Restricted stock vested	(50,152)	$2.30
Restricted stock cancelled	(31,435)	$1.66
Restricted stock forfeited	(13,363)	$4.49
Balances, at January 31, 2014	42,629	$6.37

The Company recorded compensation expense for these restricted stock grants of $173,613 and $295,767 for the three and nine months ended January 31, 2014, respectively.

As of January 31, 2014, there were unrecognized compensation costs of approximately $66,000 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period.

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

The following table summarizes the impact of the work force reductions and other associated costs on operating expenses and payments for the nine months ended January 31, 2014, and the liability remaining on the balance sheet as of January 31, 2014.

	Charges Incurred During the Nine Months Ended January 31, 2014	Amounts Paid Through January 31, 2014	Amounts Accrued at January 31, 2014
Future lease obligations, net of sublease revenue	$-	$76,292	$65,592

The Company recorded all restructuring expenses as operating expenses on the consolidated statement of operations. All restructuring costs were paid by January 31, 2014, with the exception of approximately $66,000 of future lease obligations, net of sublease revenue.

NOTE 10.   SUBSEQUENT EVENTS

On February 10, 2014, the remaining 255 shares of Series C Stock were converted into 130,796 shares of common stock and the Company issued 26,740 shares of its common stock for the payment of $61,200 as dividends on the Series C Stock.

On March 13, 2014, at a special meeting of stockholders, the Company received stockholder approval of the issuance of the Series E Stock to the Phyxius Stockholders, and pursuant to the terms of the Series E Stock, the 32,992 shares of Series E Stock were converted into an aggregate of 3,299,200 shares of common stock.

In addition, on March 13, 2014, at the special meeting of stockholders, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of common stock authorized for issuance under the Plan to 4,000,000 shares of common stock.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q,and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended April 30, 2013.

All references in this Quarterly Report to “Oxygen Biotherapeutics”, “we”, “our” and “us” means Oxygen Biotherapeutics, Inc.

Overview

Strategy

We are a specialty pharmaceutical company focused on developing and commercializing drugs for critical care patients. Our principal business objective is to acquire, or discover, develop, and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity. Our lead product is levosimendan, which was acquired in an asset purchase agreement with Phyxius Pharma, Inc., or Phyxius.  Levosimendan is a calcium sensitizer developed for intravenous use in hospitalized patients with acutely decompensated heart failure. The treatment is currently approved in more than 50 countries for this indication.  The United States Food and Drug Administration or FDA has granted Fast Track status for levosimendan for the reduction of morbidity and mortality in cardiac surgery patients at risk for developing Low Cardiac Output Syndrome or LCOS.  In addition, the FDA has agreed to the Phase 3 protocol design under Special Protocol Assessment (SPA), and provided guidance that a single successful trial will be sufficient to support approval of levosimendan in this indication.

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

Third Quarter 2014 Highlights

The following summarizes certain key financial measures for the three months ended January 31, 2014:

●	Warrants to purchase 2,479,862 shares of common stock were exercised for net proceeds of $6.44 million.

●	Cash and cash equivalents were $6.3 million at January 31, 2014.

●	Revenue earned under our research grant was $42,000 for the third quarter of 2014 compared to $221,000 for the three months ended January 31, 2013.

●	Our loss from operations was $2.4 million for the third quarter of 2014 compared to $1.6 million for the three months ended January 31, 2013.

●	Net cash used in operating activities was $6.3 million and $3.5 million for the nine months ended January 31, 2014 and 2013, respectively.

Consistent with our strategy, during the three months ended January 31, 2014, we (i) acquired the rights to develop and commercialize levosimendan, a calcium sensitizer developed for intravenous use in hospitalized patients with acutely decompensated heart failure , (ii) submitted the results of the immunocompetency studies funded under the U.S. Army cost reimbursement grant to the FDA, and (iii) continued with the enrollment of patients in the second cohort of our traumatic brain injury or TBI clinical trials.

Opportunities and Trends

We are moving forward with plans to initiate the phase 3 trial for levosimendan. Duke University’s Duke Clinical Research Institute or DCRI has been selected to conduct the Phase 3 trial. DCRI is the world’s largest academic clinical research organization, with substantial experience in conducting cardiac surgery trials. The DCRI will serve as the coordinating center and Drs. John H. Alexander and Rajendra Mehta as lead investigators for the Phase 3 trial.

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

During fiscal year 2014 we are focused on the following four key initiatives:

●	Conducting well-designed studies early in the clinical development process to establish a robust foundation for subsequent development, partnership and expansion into complementary areas;

●	Working with collaborators and partners to accelerate product development, reduce our development costs, and broaden our commercialization capabilities;

●	Gaining regulatory approval for the continued development and commercialization of our products in the United States; and

●	Developing new intellectual property to enable us to file patent applications that cover new applications of our existing technologies and product candidates.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes in critical accounting policies during the three months ended January 31, 2014, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.

Financial Overview

Results of Operations- Comparison of the Three Months Ended January 31, 2014 and 2013

Revenue

Product Revenue and Gross Profit

We generate revenue through the sale of Dermacyte® through distribution agreements, on-line retailers and direct sales to physician and medical spa facilities.  Product revenue and percentage changes for the three months ended January 31, 2014 and 2013 are as follows:

	The three months ended January 31,
	2014	2013	Increase/ (Decrease)	% Increase/ (Decrease)
Product revenue	$590	$2,871	$(2,281)	(79	) %
Cost of sales	410	1,534	(1,124)	(73	) %
Gross profit	$180	$1,337	$(1,157)	(87	) %

The decrease in product revenue for the three months ended January 31, 2014 was primarily due to our amendment to the terms of the license agreement for the development and commercialization of Dermacyte in the current period.

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

	Three months ended January 31,
	2014	2013	Increase/ (Decrease)	% Increase/ (Decrease)
Government grant revenue	$41,684	$221,051	$(179,367)	(81	) %

For the three months ended January 31, 2014, we recorded approximately $42,000 in revenue under the grant program as compared to approximately $221,000 in revenue during the same period in the prior year. In addition to the revenue earned, we have recorded approximately $124,000 in deferred revenue associated with the grant. Deferred revenue under the grant represents pass-through costs that have been reimbursed in advance of performing the studies underlying the subcontracts. The decrease in revenue earned under the grant is due primarily to our completion of multiple studies in the prior year.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including salaries, commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Marketing and sales expenses and percentage changes for the three months ended January 31, 2014 and 2013, respectively, are as follows:

	Three months ended January 31,
	2014	2013	Increase/ (Decrease)	% Increase/ (Decrease)
Marketing and sales expense	$-	$14,121	$(14,121)	(100	) %

The decrease in marketing and sales expenses for the three months ended January 31, 2014 was driven by the elimination of costs incurred for compensation and direct advertising following the execution of the Dermacyte distribution agreement in the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended January 31, 2014 and 2013, respectively, are as follows:

	Three months ended January 31,
	2014	2013	Increase/ (Decrease)	% Increase/ (Decrease)
Personnel costs	$922,356	$371,027	$551,329	149%
Legal and professional fees	710,793	916,623	(205,830)	(22	) %
Other costs	83,945	75,409	8,536	11%
Facilities	39,055	36,496	2,559	7%
Depreciation and amortization	27,447	27,824	(377)	(1	) %

Personnel costs:

Personnel costs increased approximately $551,000 for the three months ended January 31, 2014 compared to the same period in the prior year. The increase was due primarily to increases in headcount including the Chief Executive Officer, and executive bonuses paid in cash and stock.

Legal and professional fees:

Legal and professional fees decreased approximately $206,000 for the three months ended January 31, 2014 compared to the same period in the prior year. This decrease was primarily due to legal fees associated with the $600,000 accrual for settlement of the Tenor matter in the same period in the prior year partially offset by an increase in the current period of approximately $300,000 of fees associated with outsourced corporate communications and approximately $85,000 increase in legal fees associated with the acquisition of certain assets of Phyxius.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The approximately $8,500 increase in other costs was due primarily to travel expenses in the current period.

Facilities:

Facilities include costs paid for rent and utilities at our corporate headquarters in North Carolina. The approximately $2,600 increase during the three months ended January 31, 2014 compared to the same period in the prior year was the result of an increase in the pass-through costs for maintenance and utility charges.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the three months ended January 31, 2014 and 2013.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended January 31, 2014 and 2013, respectively, are as follows:

	Three months ended January 31,
	2014	2013	Increase/ (Decrease)	% Increase/ (Decrease)
Clinical and preclinical development	$511,426	$204,091	$307,335	151%
Personnel costs	156,110	143,333	12,777	9%
Depreciation	12,256	9,939	2,317	23%
Consulting	4,369	5,790	(1,421)	(25	) %
Other costs	3,100	3,697	(597)	(16	) %
Facilities	2,405	2,597	(192)	(7	) %

Clinical and preclinical development:

The increase of approximately $307,000 in clinical and preclinical development costs for the three months ended January 31, 2014 compared to the same period in the prior year was primarily due to increases of $223,000 associated with the Phase II-b trials for Oxycyte and $153,000 associated with FtBu and Oxycyte manufacturing related expenses, offset partially by a decrease of $108,000 in costs incurred for preclinical safety studies and quality assurance for Oxycyte.

Personnel costs:

Personnel costs increased approximately $13,000 for the three months ended January 31, 2014 compared to the same period in the prior year primarily due to personnel changes in the current period.

Depreciation:

Depreciation expense remained relatively consistent for the three months ended January 31, 2014 and 2013.

Consulting fees:

Consulting fees decreased approximately $1,400 for the three months ended January 31, 2014 compared to the same period in the prior year primarily due to a reduction in fees incurred to plan and prepare for regulatory submissions, clinical trial expansions and other clinical support activities.

Other costs:

Other costs remained relatively consistent for the three months ended January 31, 2014 and 2013.

Facilities:

Facilities expense remained relatively consistent for the three months ended January 31, 2014 and 2013.

Conducting a significant amount of research and development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of clinical trials. We plan to incur substantial research and development expenses for the foreseeable future in order to complete development of our most advanced product candidate, levosimendan, and to continue with the development of Oxycyte and other potential product candidates.

The process of conducting preclinical studies and clinical trials necessary to obtain approval from the FDA is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among other things, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, uncertainty associated with clinical trial enrollment and risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are currently focused on developing our most advanced product candidate, levosimendan, however, we will need substantial additional capital in the future in order to complete the development and potential commercialization of levosimendan and to continue with the development of Oxycyte and other potential product candidates.

Restructuring expense

	Three months ended January 31,
	2014	2013	Increase/ (Decrease)	% Increase/ (Decrease)
Restructuring expense	$-	$2,941	$(2,941)	—%

During the three months ended January 31, 2013, the Company recorded one-time charges of approximately $3,000 of severance and benefits related charges that were not incurred in the current period.

Interest expense

Interest expense includes the interest payments due under our long-term debt, amortization of debt issuance costs and accretion of discounts recorded against our outstanding convertible notes, and noncash interest charges related to our Series A Stock. Interest expense and percentage changes for the three months ended January 31, 2014 and 2013, respectively, are as follows:

	Three months ended January 31,
	2014	2013	Increase/ (Decrease)	% Increase/ (Decrease)
Interest expense	$69,967	$821,777	$(751,810)	(91	) %

During the three months ended January 31, 2014, interest expense decreased approximately $752,000 compared to the same period in the prior year. The decrease was due primarily to approximately $559,000 of discount amortization associated with our convertible notes and $193,000 of noncash interest charges to our Series A Stock recorded in the prior period.

Other income and expense

Other income and expense includes non-operating income and expense items not otherwise recorded in our consolidated statement of operations. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, changes in the fair value of financial assets and liabilities, interest income earned and fixed asset disposals. Other expense for the three months ended January 31, 2014 and 2013, respectively, is as follows:

	Three months ended January 31,
	2014	2013	Increase/ (Decrease)
Other (income) expense, net	$849,556	$(323)	$849,879

Other (income) expense increased approximately $850,000 for the three months ended January 31, 2014 compared to the same period in the prior year primarily due to change in fair value of our warrants in the current period.

Results of Operations- Comparison of the Nine months Ended January 31, 2014 and 2013

Revenue

Product Revenue and Gross Profit

We generate revenue through the sale of Dermacyte® through distribution agreements, on-line retailers and direct sales to physician and medical spa facilities.  Product revenue and percentage changes for the nine months ended January 31, 2014 and 2013 are as follows:

	The nine months ended January 31,
	2014	2013	Increase/ (Decrease)	% Increase/ (Decrease)
Product revenue	$60,669	$28,899	$31,770	110%
Cost of sales	31,275	16,578	14,697	89%
Gross profit	$29,394	$12,321	$17,073	139%

The increase in product revenue for the nine months ended January 31, 2014 was primarily due to license fees earned in accordance with our distribution agreement for Dermacyte.

Gross profit as a percentage of revenue was 48% and 43% for nine months ended January 31, 2014 and 2013, respectively. The increase for the nine months ended January 31, 2014, as compared to the same period in the prior year, was due to license fee payments due in accordance with the existing Dermacyte distribution agreement.

Government Grant Revenue

Grant Revenue is recognized as milestones under the Grant program are achieved. Grant Revenue is earned through reimbursements for the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party CROs.

	Nine months ended January 31,
	2014	2013	Increase/ (Decrease)	% Increase/ (Decrease)
Government grant revenue	$233,981	$997,035	$(763,054)	(77	) %

For the nine months ended January 31, 2014, we recorded approximately $234,000 in revenue under the grant program as compared to approximately $997,000 in revenue during the same period in the prior year. In addition to the revenue earned, we have recorded approximately $124,000 in deferred revenue associated with the grant. Deferred revenue under the grant represents pass-through costs that have been reimbursed in advance of performing the studies underlying the subcontracts. The decrease in revenue earned under the grant is due primarily to our completion of multiple studies in the prior year.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including salaries, commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Marketing and sales expenses and percentage changes for the nine months ended January 31, 2014 and 2013, respectively, are as follows:

	Nine months ended January 31,
	2014	2013	Increase/ (Decrease)	% Increase/ (Decrease)
Marketing and sales expense	$102	$106,019	$(105,917)	(100	) %

The decrease in marketing and sales expenses for the nine months ended January 31, 2014 was driven by the elimination of costs incurred for compensation and direct advertising following the execution of the Dermacyte distribution agreement in the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the nine months ended January 31, 2014 and 2013, respectively, are as follows:

	Nine months ended January 31,
	2014	2013	Increase/ (Decrease)	% Increase/ (Decrease)
Personnel costs	$1,875,786	$1,121,660	$754,126	67%
Legal and professional fees	1,872,365	1,965,200	(92,835)	(5	) %
Other costs	240,497	(275,046)	515,543	187%
Facilities	114,136	127,312	(13,176)	(10	) %
Depreciation and amortization	84,636	81,988	2,648	3%

Personnel costs:

Personnel costs increased approximately $754,000 for the nine months ended January 31, 2014 compared to the same period in the prior year. The increase was due primarily to increases in headcount including the Chief Executive Officer, and executive bonuses paid in cash and stock.

Legal and professional fees:

Legal and professional fees decreased approximately $93,000 for the nine months ended January 31, 2014 compared to the same period in the prior year. This decrease was primarily due to legal fees associated with the $600,000 accrual for settlement of the Tenor matter and approximately $111,000 in board stock compensation recognized in the prior year, partially offset by an increase in the current period of approximately $433,000 of fees associated with outsourced corporate communications and approximately $193,000 increase in legal fees associated with the acquisition of certain assets of Phyxius.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The approximately $516,000 increase in other costs was due primarily to the reversal of a contingent liability in the prior period.

Facilities:

Facilities include costs paid for rent and utilities at our corporate headquarters in North Carolina. The approximately $13,000 reduction compared to the same period in the prior year was the result of the elimination of allocated costs from the closure of the California lab facility in the prior year.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the nine months ended January 31, 2014 and 2013.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the nine months ended January 31, 2014 and 2013, respectively, are as follows:

	Nine months ended January 31,
	2014	2013	Increase/ (Decrease)	% Increase/ (Decrease)
Clinical and preclinical development	$1,397,583	$925,795	$471,788	51%
Personnel costs	610,793	478,120	132,673	28%
Consulting	140,548	93,249	47,299	51%
Depreciation	31,643	33,461	(1,818)	(5	) %
Other costs	22,698	27,373	(4,675)	(17	) %
Facilities	7,859	53,295	(45,436)	(85	) %

Clinical and preclinical development:

The increase of approximately $472,000 in clinical and preclinical development costs for the nine months ended January 31, 2014 compared to the same period in the prior year was primarily due to increases of $695,000 associated with the Phase II-b trials for Oxycyte partially offset by a decrease of $360,000 in costs incurred for preclinical safety studies for Oxycyte.

Personnel costs:

Personnel costs increased approximately $133,000 for the nine months ended January 31, 2014 compared to the same period in the prior year primarily due to salaries paid to our prior Chief Medical Officer in the current period.

Consulting fees:

Consulting fees increased approximately $47,000 for the nine months ended January 31, 2014 compared to the same period in the prior year primarily due to fees incurred to plan and prepare for regulatory submissions, clinical trial expansions and other clinical support activities.

Depreciation:

Depreciation expense remained relatively consistent for the nine months ended January 31, 2014 and 2013.

Other costs:

Other costs decreased approximately $5,000 for the nine months ended January 31, 2014 compared to the same period in the prior year primarily due to a decrease in expenses associated with travel and supplies.

Facilities:

Facilities expense decreased approximately $45,000 for the nine months ended January 31, 2014 compared to the same period in the prior year primarily due to the closure of our California facility.

Restructuring expense

	Nine months ended January 31,
	2014	2013	Increase/ (Decrease)	% Increase/ (Decrease)
Restructuring expense	$-	$220,715	$(220,715)	—%

During the nine months ended January 31, 2013, the Company recorded one-time charges of approximately $221,000 for severance and benefits related charges that were not incurred in the current period.

Interest expense

Interest expense includes the interest payments due under our long-term debt, amortization of debt issuance costs and accretion of discounts recorded against our outstanding convertible notes, and noncash interest charges related to our Series A Stock. Interest expense and percentage changes for the nine months ended January 31, 2014 and 2013, respectively, are as follows:

	Nine months ended January 31,
	2014	2013	Increase/ (Decrease)	% Increase/ (Decrease)
Interest expense	$2,142,627	$3,615,204	$(1,472,577)	(41	) %

During the nine months ended January 31, 2014, interest expense decreased approximately $1.5 million compared to the same period in the prior year. The decrease was due primarily to approximately $1.7 million of noncash interest charges recorded in the prior period related to our previously outstanding Series A Stock, partially offset by approximately $229,000 due to the accelerated recognition of discount amortization associated with our convertible notes.

Other income and expense

Other income and expense includes non-operating income and expense items not otherwise recorded in our consolidated statement of operations. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, changes in the fair value of financial assets and liabilities, interest income earned and fixed asset disposals. Other expense for the nine months ended January 31, 2014 and 2013, respectively, is as follows:

	Nine months ended January 31,
	2014	2013	Increase/ (Decrease)
Other income (expense), net	$849,782	$(8,215)	$857,997

Other (income) expense increased approximately $858,000 for the nine months ended January 31, 2014 compared to the same period in the prior year primarily due to change in fair value of our warrants in the current period.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of January 31, 2014 we had an accumulated deficit of $126 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of Oxycyte and other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $7,389,466 and $1,842,251 of total current assets and working capital of $3,775,888 and $(67,326) as of January 31, 2014 and April 30, 2013, respectively. Our policy is to invest excess cash, when available, in short-term money market instruments.

We are in the preclinical and clinical trial stages in the development of our product candidates. We are currently initiating a Phase III clinical trial for levosimendan and we are conducting Phase II-b clinical trials for the use of Oxycyte in the treatment of severe traumatic brain injury. Management is actively pursuing private and institutional financing, as well as strategic alliances and/or joint venture agreements to obtain the necessary additional financing and reduce the cost burden related to the development and commercialization of our products though we can give no assurance that any such initiative will be successful. We expect our primary focus will be on funding the continued testing of Oxycyte and initiating the Phase III clinical trials for levosimendan, since these products are the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond June 30, 2014 depends on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining the necessary resources.

On July 23, 2013, we sold 5,369 shares of Series C 8% convertible preferred stock for net proceeds of approximately $4.9 million. Additionally, on August 22, 2013 we issued 4,600 shares of Series D convertible preferred stock in exchange for $4.6 million of convertible notes that were scheduled to mature in June 2014. Based on our working capital at January 31, 2014, we believe we have sufficient capital on hand to continue to fund operations through June 30, 2014.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended January 31, 2014 and 2013:

	For the nine months ended January 31,
	2014	2013
Net cash used in operating activities	$(6,281,653)	$(3,480,825)
Net cash used in investing activities	(113,044)	(105,935)
Net cash provided by financing activities	11,950,826	2,535,699

Net cash used in operating activities.  Net cash used in operating activities was $6.28 million for the nine months ended January 31, 2014 compared to net cash used in operating activities of $3.48 million for the nine months ended January 31, 2013. The increase in cash used for operating activities was due primarily to an increase in our costs incurred for the Phase II-b TBI clinical trials and the costs associated with the Phyxius asset acquisition.

Net cash used in investing activities. Net cash used in investing activities was $113,044 for the nine months ended January 31, 2014 compared to net cash used in investing activities of $105,935 for the nine months ended January 31, 2013. The cash used for investing activities, primarily capitalized legal fees incurred for filing and maintaining our patent portfolio, remained relatively consistent compared to the same period in the prior year.

Net cash provided by financing activities. Net cash provided by financing activities was $11.9 million for the nine months ended January 31, 2014 compared to net cash provided by financing activities of $2.5 million for the nine months ended January 31, 2013. The increase of net cash provided by financing activities was due primarily to net proceeds of $4.9 million received from the issuance of Series C 8% Convertible Preferred Stock on July 23, 2013 and proceeds of $7 million received from the exercise of certain warrants as compared to the $2.5 million received from the issuance Series B Preferred Stock on June 15, 2012.

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

We believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through June 30, 2014. We will need substantial additional capital in the future in order to complete the development and commercialization of Levosimendan and Oxycyte and to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires entities to present in the consolidated financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the consolidated financial statements as a liability and not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

We believe that there have been no significant changes in our market risk exposures for the nine months ended January 31, 2014.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2014, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we focus on and proceed with our Phase II-B and Phase III clinical programs and begin clinical trials for our other products. In addition, our expenses could increase beyond expectations if applicable regulatory authorities, including the FDA, require that we perform additional studies to those that we currently anticipate, in which case the timing of any potential product approval may be delayed. Furthermore, pursuant to the terms of the license acquired in the Phyxius asset acquisition, we must pay to Orion a non-refundable up-front payment in the amount of $1 million no later than April 1, 2014. We believe that as of March 14, 2014, our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through June 30, 2014. We will need substantial additional capital in the future in order to complete the development and commercialization of Oxycyte and levosimendan and to fund the development and commercialization of future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

We began research and development activities in 1990 and are a development stage company. We have incurred significant net losses and negative cash flow in each year since our inception, including net losses of approximately $9.4 million and $15.7 million for the years ended April 30, 2013 and 2012, respectively. As of January 31, 2014 our accumulated deficit was approximately $126 million. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. No revenues have been generated to date from commercial sales of any of our products, except for limited revenues from our topical cosmetic product, Dermacyte. We expect to have substantial expenses as we continue with our Phase II-B clinical program for Oxycyte and as we conduct other clinical trials for levosimendan. In addition, if we are required by applicable regulatory authorities, including the FDA, to perform studies in addition to those we currently anticipate, our expenses will increase beyond expectations and the timing of any potential product approval may be delayed. In addition, we expect to continue to incur costs to support operations as a public company. As a result, we may continue to incur substantial net losses and negative cash flow for the foreseeable future. These losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

As a result of the foregoing circumstances, our independent registered public accounting firm has included, and is likely in the future to include, an explanatory paragraph in their audit opinions based on uncertainty regarding our ability to continue as a going concern. An audit opinion of this type may negatively impact our ability to obtain debt or equity financing in the future.

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

Commercialization approval stage

We will be required to file a BLA of an NDA with the FDA in order to obtain regulatory approval for the commercial production and sale of its product candidates in the United States and similar applications with regulatory authorities in countries where we seek to commercialize our product candidates. Under FDA guidelines, the FDA may comment upon the acceptability of the applicable application following its submission. After an application is submitted, there is an initial review to be sure that all of the required elements are included in the submission. There can be no assurance that the submission will be accepted for filing or that the FDA may not issue an RTF. If an RTF is issued, there is opportunity for dialogue between the sponsor and the FDA in an effort to resolve all concerns. There can be no assurance that such a dialogue will be successful in leading to the filing of the BLA or NDA. If the submission is filed, there can be no assurance that the full review will result in product approval.

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

We do not own or operate any manufacturing facilities for the commercial-scale production of our products. Instead, we rely on third party manufacturers. For example, NextPharma currently manufacturers Oxycyte for us, Fluoromed currently produces FtBu for us and Orion produces levosimendan for us. Accordingly, a delay in achieving scale-up of commercial manufacturing capabilities when needed will have a material adverse effect on sales of our products. Additionally, the manufacture of our products will be subject to extensive government regulation. Among the conditions for marketing approval is that our quality control and manufacturing procedures conform to applicable good manufacturing practice regulations. There is a risk that we will not be able to obtain the necessary regulatory clearances or approvals to manufacture our products on a timely basis or at all.

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

While our common stock is currently listed on the NASDAQ Capital Market, or NASDAQ, there can be no assurance it will continue to be listed in the future. Continued listing of a security on NASDAQ is conditioned upon compliance with various continued listing standards, which require, among other things, that for 30 consecutive trading days (i) the closing minimum bid price for our listed securities not be lower than $1.00 per share and (ii) our market capitalization not be lower than $35 million. The closing bid price for our shares fell below $1.00 per share on August 21, 2012 and our market capitalization fell below $35 million on August 8, 2012.

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

On January 31, 2014 the closing price of our common stock was $6.18 as compared with $13.68 as of January 31, 2013. During the twelve months ended January 31, 2014, the lowest closing price of our common stock was $1.23 and the highest closing price was $20.60, all as adjusted for the 1-for-20 reverse stock split effective on May 10, 2013.

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

Historically we have financed our operations through the issuance of equity securities and debt financings, and we expect to continue to do so for the foreseeable future.  As of March 14, 2014, we believe we have sufficient capital on hand to continue to fund operations through June 30, 2014. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of their ownership interests.  Debt financing, if available, may involve restrictive covenants that limit our financial flexibility or otherwise restrict our ability to pursue our business strategies. Additionally, if we issue shares of common stock, or securities convertible or exchangeable for common stock, the market price of our existing common stock may decline. There can be no assurance that we will be successful in obtaining any additional capital resources in a timely manner, on favorable terms, or at all.

We have issued in the past, and may issue in the future, substantial amounts of instruments that are convertible into or exercisable for common stock, and our existing stockholders may face substantial dilution if such instruments are converted or exercised.

As of March 14, 2014, we had outstanding convertible notes, warrants, options, securities purchase agreements, and other instruments that are convertible or exercisable into an aggregate of 6,187,215 shares of our common stock, which, if converted or exercised, would represent approximately 31% of our current outstanding common stock.  In addition our employment agreements with four of our employees require us, upon obtaining stockholder approval, to issue options exercisable for up to 3,572,880 shares of common stock.  These instruments carry a wide variety of different terms and prices, and there can be no assurance as to when or whether conversions or exercises of these instruments may occur.  If all or any substantial portion of these instruments are converted or exercised, our existing stockholders may face substantial dilution of their ownership interests.

Certain investors may be able to exercise significant influence over us.

As of March 14, 2014, SPC 1 Vatea Segregated Portfolio, or Vatea Fund, held 189,082 shares of our common stock, representing 1% of our outstanding common stock. As of March 14, 2014, JP SPC 3 obo OXBT FUND, SP, or OXBT Fund, held warrants that are exercisable into an aggregate of up to 2,460,972 shares of our common stock, which, if converted or exercised, would represent 18% of our current outstanding common stock. Mr. Gregory Pepin, one of our directors, is the investment manager of both Vatea Fund and OXBT Fund. Accordingly, these parties, either individually or as part of a group, may have a strong ability to influence our business, policies and affairs.  We cannot be certain that their interests will be consistent with the interests of other holders of our common stock.

RISKS RELATING TO EMPLOYEE MATTERS AND MANAGING GROWTH

We may need to increase the size of our company, and we may experience difficulties in managing growth.

As of March 14, 2014, we had 14 full-time employees. We may need to expand our managerial, operational, administrative, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. To support this growth, we may hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

The following table lists all repurchases during the third quarter of fiscal 2014 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that August Yet Be Purchased Under the Plans or Programs

November 1, 2013 - November 30, 2013	22	$3.04	-	$-
December 1, 2013 - December 31, 2013	22	6.27	-	-
January 1, 2014 - January 31, 2014	20	4.50	-	-

Total	64	$4.61	-	$-

(1)	Represents shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

Unregistered Sales of Equity Securities

During the fiscal quarter ended January 31, 2014, we issued 253 shares of unregistered common stock as payment of $11,375 of interest due on our outstanding convertible notes.

All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

On November 13, 2013, our Board of Directors approved, subject to stockholder approval, an amendment to our 1999 Amended Stock Plan, or the Plan, to increase the number of shares of common stock authorized for issuance to a total of 4,000,000 shares, representing an increase of 3,600,000 shares. As further described below, on March 13, 2014, our stockholders approved the amendment to the Plan at a Special Meeting of Stockholders, or the Special Meeting.

The Plan provides for the award of up to 4,000,000 shares of common stock to be granted through stock options, stock purchase rights, stock appreciation rights, and long-term performance awards, collectively, Awards.  If any Award expires or is terminated, surrendered, canceled or forfeited, the unused shares of common stock covered by such Award will again be available for grant under the Plan.

Our employees, consultants, directors and officers are eligible to be granted Awards under the Plan.  The Plan is administered by the Board of Directors, which may delegate its authority to administer the Plan to a Committee of the Board.

At the Special Meeting, the stockholders considered the two proposals described below, each of which is described in more detail in our definitive proxy statement dated February 4, 2014.  As of February 3, 2014, the record date for the Special Meeting, there were 13,671,105 shares of common stock issued, outstanding and entitled to vote. At the Special Meeting, 7,730,237 shares of common stock were represented in person or by proxy, constituting a quorum.  The final number of votes cast for and against, as well as the number of abstention with respect to each proposal are set forth below.

Proposal 1:  To approve the conversion of our Series E Preferred Stock into shares of common stock.  The votes were cast as follows:

For (1)	Against	Abstain (1)
7,563,128	150,788	16,321

(1)
Represents votes cast on Proposal 1 as received by the Company.  For the purpose of determining that Proposal 1 was approved pursuant to NASDAQ rules, 1,366,844 shares (representing the aggregate number of shares of common stock issued in connection with the acquisition of Phyxius) that voted in favor of Proposal 1 were deemed to have abstained.

Proposal 1 was approved.

Proposal 2:  To approve Amendment No. 2 to our 1999 Amended Stock Plan to increase the number of shares authorized for issuance thereunder.  The votes were cast as follows:

For	Against	Abstain
7,510,360	197,981	21,896

Proposal 2 was approved.

ITEM 6.   EXHIBITS

No.	Description

4.1	Certificate of Designation of Series E Convertible Preferred Stock (1)
10.1	Employment Agreement with John Kelley dated November 13, 2013 (1)
10.2	Second Amended and Restated Employment Agreement with Michael Jebsen dated November 13, 2013 (1)
10.3*	License Agreement dated September 20, 2013 by and between Phyxius Pharma, Inc. and Orion Corporation
10.4	Amendment to Common Stock Purchase Agreement
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on November 19, 2013, and is incorporated herein by reference.
*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which portions have been separately filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXYGEN BIOTHERAPEUTICS, INC.

Date: March 17, 2014	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)