Form 10-K
period 2014-04-30
OXYGEN BIOTHERAPEUTICS, INC.
filed 2014-07-29
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $19,682,675.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of July 24, 2014 was 28,107,206.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

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

Oxygen Biotherapeutics, Inc. is a specialty pharmaceutical company focused on developing and commercializing a portfolio of products for the critical care market. On November 13, 2013, through our wholly owned subsidiary, Life Newco, Inc., or Life Newco, we acquired a license granting Life Newco an exclusive, sublicenseable right in the United States and Canada to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial, for use in the reduction of morbidity and mortality in cardiac surgery patients at risk for developing Low Cardiac Output Syndrome or LCOS. We plan to start a Phase 3 trial with levosimendan in that indication during the third quarter of calendar year 2014.

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

Efficiently conduct clinical development to establish clinical proof of concept with our lead product candidates. Levosimendan and Oxycyte represent novel therapeutic modalities for the treatment of LCOS, TBI and other critical care conditions. We are conducting clinical development in a variety of clinical studies with the intent to establish proof of concept in a number of important disease areas where these therapeutics would be expected to have benefit. Our focus is on conducting well-designed studies early in the clinical development process to establish a robust foundation for subsequent development, partnership and expansion into complementary areas.

Efficiently explore new high potential therapeutic applications, leveraging third-party research collaborations and our results from related areas.  Our product candidates have shown promise in multiple disease areas. We are committed to exploring potential clinical indications where our therapies may achieve best-in-class profile, and where we can address significant unmet medical needs. In order to achieve this goal, we have established collaborative research relationships with investigators from research and clinical institutions and the United States Army and Navy. These collaborative relationships have enabled us to cost effectively explore where our product candidates may have therapeutic relevance, and how it may be utilized to advance treatment over current clinical care. Additionally, we believe we will be able to leverage clinical safety data and preclinical results from some programs to support accelerated clinical development efforts in other areas, saving substantial development time and resources compared to traditional drug development.

Continue to expand our intellectual property portfolio. Our intellectual property is important to our business and we take significant steps to protect its value. We have ongoing research and development efforts, both through internal activities and through collaborative research activities with others, which aim to develop new intellectual property and enable us to file patent applications that cover new applications of our existing technologies or product candidates.

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

Our Current Programs

Levosimendan

Levosimendan was discovered and developed by Orion Pharma, a Finnish company. Levosimendan is a calcium sensitizer developed for intravenous use in hospitalized patients with acutely decompensated heart failure. It is currently approved in over 50 countries for this indication and not available in the United States or Canada. It is under development in North America for reduction in morbidity and mortality of cardiac surgery patients at risk of LCOS. Our acquisition of levosimendan brings to Oxygen Biotherapeutics not only the exclusive rights in the United States and Canada to develop and commercialize levosimendan for the specific indication of prevention and treatment of LCOS, but also the United States Food and Drug Administration’s, or FDA’s, approval of Fast Track status for a Phase 3 trial, and the FDA’s Special Protocol Assessment or SPA which represents agreement with the Phase III clinical trial’s study protocol. The FDA has also provided guidance that a single successful trial will be sufficient to support approval of levosimendan in this indication. Pursuant to our license to levosimendan, we are required to use the “Simdax®” trademark to commercialize this product.

The effects of levosimendan are mediated through:

-	increased cardiac contractility by calcium sensitization of troponin C;

-	vasodilation through the opening of potassium channels; and

-	cardioprotection and antiapoptopic effect through the opening of mitochondrial potassium channel.

The physiologic effects of levosimendan have been very well characterized in clinical trials of acutely decompensated heart failure or ADHF patients and cardiac surgery patients. The collective findings of these clinical trials form the basis for developing levosimendan in cardiac surgery patients at risk for LCOS.

Current data in cardiac surgery suggest that levosimendan is superior to traditional inotropes (dobutamine, phosphodiesterase [PDE]-inhibitors) as it achieves:

-	sustained hemodynamic improvement;

-	diminished myocardial injury;

-	improved tissue perfusion;

-	better outcomes and fewer hospital days;

-	effects most favorable in patients with low left ventricular ejection fraction (LVEF) (< 40%); and

-
opportunity to initiate therapy pre-operatively due to increased cardiac contractility without increasing intracellular calcium, without increasing oxygen consumption, or affecting cardiac rhythm and relaxation.

We have selected Duke University’s Duke Clinical Research Institute, or DCRI, to conduct the Phase 3 trial of levosimendan. DCRI is the world’s largest academic clinical research organization, with substantial experience in conducting cardiac surgery trials. The Phase 3 trial will be conducted in approximately 50 major cardiac surgery centers in North America. The trial will enroll patients undergoing coronary artery bypass graphs or CABG and/or mitral valve surgery who are at risk for developing LCOS. The trial is expected to be a double blind, randomized, placebo controlled study seeking to enroll 760 patients. It is expected that enrollment will begin in the third quarter of calendar year 2014, and will take approximately 18 months to complete. The protocol of the Phase 3 trial has been submitted to ClinicalTrials.gov.

Should levosimendan successfully progress in clinical testing and if it appears regulatory approval for one or more medical uses is likely, we intend to evaluate our options for commercializing the product. These options include licensing levosimendan to a third party for distribution, selling the product ourselves, or establishing some other form of strategic relationship for making and distributing levosimendan with a participant in the pharmaceutical industry. We are currently investigating and evaluating all options.

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

We received approval of our Investigational New Drug application, or IND, for severe TBI filed with FDA and began Phase I clinical studies in October 2003, which were completed in December 2003. We submitted a report on the results to the FDA along with a Phase II protocol in 2004. Phase II-A clinical studies began in the fourth quarter of 2004, and were completed in 2006. A further Phase II study protocol was filed with the FDA in the spring of 2008, but remained on clinical hold by the FDA due to safety concerns raised by the regulatory agency.

Despite the FDA’s postponement of Oxycyte trials in the United States, we filed a revised protocol as a dose-escalation study with the regulatory authorities in Switzerland and Israel. The relevant Swiss regulatory body approved the protocol in August 2009, and the Israel Ministry of Health approved the protocol in September 2009. The new study began in October 2009. In March 2010, we determined that it is feasible to simplify the trial design and also reduce the number of patients to be enrolled. We have completed the first of three cohorts and we were authorized by the Swiss and Israeli regulatory authorities to initiate the second cohort.  Despite their authorization, we stopped enrollment in order to reevaluate the protocol’s patient enrollment parameters, secure our Current Good Manufacturing Practice, or cGMP, supply of Oxycyte, review our contractor and clinical sites, and examine the possibility of opening clinical sites in other countries. In July 2013 we resumed enrollment in the second cohort. Upon completion of the Phase II trials, a Phase III trial will need to be implemented.  In that instance, we would seek a partner to either conduct the Phase III trials, or collaborate with us to conduct the trials.

In March 2011, we received confirmation of a $2.07 million, two-year cost reimbursement award from the U.S. Army to conduct safety related studies for Oxycyte.  PFC emulsions, as a therapeutic class, are known to interact with the reticuloendothelial system as part of the clearance mechanism, as well as affect the number of circulating platelets. The studies supported by this grant will examine the effects of Oxycyte on the immune system, platelet function and distribution, as well as the safety and efficacy of platelet transfusion, which can be necessary for patients with TBI and related polytrauma. Additional studies under this grant will be conducted to evaluate the pharmacokinetics of PFCs in relevant species. On September 12, 2013, we submitted to the FDA results from two series of animal studies designed to address Agency concerns regarding the use of Oxycyte in treating TBI patients. These studies were conducted to probe both the interactions between Oxycyte and the immune system as well as assess the PFC-based emulsion’s potential to increase the risk of intracerebral hemorrhage (ICH). We expect to complete the remaining studies over the next 12 months.

On February 28, 2014, we were notified that the FDA had completed its review of the September 2013 nonclinical submission and that we satisfactorily addressed all clinical hold issues identified by the agency. In connection with this notice, the FDA lifted the clinical hold on Oxycyte. Lifting of the clinical hold clears us to proceed with the clinical development program in the United States.

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

Other Products

In addition to our primary products described above, we have also developed our Dermacyte® line of topical cosmetic products, which contain our patented PFC technology and other known cosmetic ingredients to promote the appearance of skin health and other desirable cosmetic benefits, as well as Wundecyte™, a novel gel developed under a contract agreement with a lab in Virginia that is designed to be used as a wound-healing gel.  At this time, we do not expect that Dermacyte or Wundecyte constitute a material portion of our business going forward.

Suppliers

Pursuant to the terms of our license for levosimendan, Orion Corporation is our sole manufacturing source for levosimendan.

With respect to Oxycyte, we are actively pursuing agreements with multiple manufacturers to ensure we are able to consistently obtain our raw materials and topical products timely, within our defined specifications, and at competitive prices.

Our FtBu PFC currently is manufactured by Fluoromed. We have obtained exclusive manufacturing rights for our PFC, and we strengthened these rights with documentation of the manufacturer’s critical formulations and processes. This documentation is being held in escrow and will revert to us in the event the manufacturer undergoes a change-of-control or fails to remain a going concern.

In September 2011 we entered into a development and supply agreement with Bioserve, Inc. to manufacture our Oxycyte emulsion for clinical use under cGMP standards. In January 2012, Bioserve transferred the manufacturing process from Hospira, our previous supplier, to their cGMP facilities and demonstrated their ability to produce clinical grade Oxycyte.

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

To date, we own or in-license the rights to 9 U.S. and foreign patents. In addition, we have numerous U.S. patent applications pending that are complemented by the appropriate foreign patent applications related to our product candidates and proprietary processes, methods and technologies. Our issued and in-licensed patents, as well as our pending patents, expire between 2014 and 2030.

We have:

-
three U.S. patents (5,824,703; 5,840,767; 6,167,887), three Australian patents (690,277; 722,417; 759,557), and two Canadian patents (2,239,170; 2,311,122) pertaining to the use and application of PFCs as gas transport agents in blood substitutes and liquid ventilation with an average remaining life of approximately 3 years;

-
exclusive in-licenses to three fundamental gas transport patent applications that represent the core technology used in our products and product candidates (other than levosimendan) with an average remaining life of approximately 15 years; and

-
one U.S. patent (8,513,309) and numerous patent applications for treatment of several medical and dermatological conditions such as TBI, acne, burns and wounds with an average remaining life of approximately 16 years.

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

We have received U.S. trademark registrations for Oxycyte®, Dermacyte®, Defense Medicine® and Oxygen Biotherapeutics, Employing  O2, Preserving Life®. We have trademark applications pending for the following marks: Acnecyte™, Wundecyte™ and Vitavent™.  Simdax® is owned by Orion and is licensed to us for sales and marketing purposes in the United States and Canada.

In addition, we own numerous domain names relevant to our business, such as www.oxygenbiotherapeutics.com, www.DermacyteUS.com, www.oxybiomed.com, and others.

Government regulation

The manufacture and distribution of levosimendan and Oxycyte, as well as our other products, and the operation of our manufacturing facilities will require the approval of United States government authorities as well as those of foreign countries. In the United States, the FDA regulates medical products. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our medical products. In addition to FDA regulations, we are also subject to other federal and state regulations, such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial funds.

Preclinical tests include evaluation of product chemistry and studies to assess the safety and effectiveness of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of the application. The goal of clinical testing is the demonstration in adequate and well-controlled studies of substantial evidence of the safety and effectiveness of the product in the setting of its intended use. The results of preclinical and clinical testing are submitted to the FDA from time to time throughout the trial process. In addition, before approval for the commercial sale of a product can be obtained, results of the preclinical and clinical studies must be submitted to the FDA. The testing and approval process requires substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the condition being treated, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional preclinical studies or clinical trials may be requested during the FDA review process and may delay product approval. After FDA approval for its initial indications, further clinical trials may be necessary to gain approval for the use of a product for additional indications. The FDA may also require post-marketing testing, which can involve significant expense, to monitor for adverse effects.

Our regulatory strategy is to pursue Phase III clinical testing for levosimendan in the United States. We then intend to use the results of these tests to pursue FDA marketing approval of levosimendan in the United States. In addition, we are continuing with our Phase II clinical testing and initial regulatory approval of Oxycyte in Switzerland and Israel.

Research and Development

Our research and development efforts will be focused on the development and commercialization of levosimendan for its use in clinical indications, primarily LCOS. We are also focusing on furthering the development and manufacture of Oxycyte for its use in clinical indications, primarily TBI, spinal cord injury, and decompression sickness. We spent approximately $3.0 million and $2.5 million on research and development during each of the fiscal years ended April 30, 2014 and 2013, respectively.

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

As of April 30, 2014, we had 14 full-time employees. In addition to our employees, we also use the service and support of outside consultants and advisors. None of our employees are represented by a union, and we believe relationships with our employees are good.

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

We may need additional funding and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we focus on and proceed with our Phase III and Phase II-B clinical programs and begin clinical trials for our other products. In addition, our expenses could increase beyond expectations if applicable regulatory authorities, including the FDA, require that we perform additional studies to those that we currently anticipate, in which case the timing of any potential product approval may be delayed. As of April 30, 2014, we had $58.3 million of cash and cash equivalents on hand. Based on our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through the fiscal year ending April 30, 2017. We will need substantial additional capital in the future in order to complete the development and commercialization of levosimendan and Oxycyte and to fund the development and commercialization of future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Risks Related to Commercialization and Product Development

Orion may have the right to terminate our license for the levosimendan product, and, if the license is terminated, our business would be materially harmed.

The License grants Life Newco an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimedan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada.  Under the License, if we do not enroll a randomized patient in a human clinical trial using the levosimedan product by July 31, 2014, Orion will have the right to immediately terminate the License.  While we have commenced our clinical trial process, activated trial sites, and expect the enrollment of the first patient at any time, it is possible that the first patient will be enrolled by July 31, 2014.  Accordingly, we intend to seek a waiver or amendment to this condition in the License.  There can be no assurance that we will obtain such a waiver or amendment before July 31, 2014, or at all, which could potentially result in Orion’s termination of the License. If Orion terminates the License, we would not be able to develop or commercialize the levosimedan product.  The loss of our license with Orion with respect to the levosimedan product would have a material adverse effect on our business.

We are limited in the number of products we can simultaneously pursue and therefore our survival depends on our success with a small number of product opportunities.

We have limited financial resources, so at present we are primarily focusing these resources on developing levosimendan for the treatment of low cardiac output syndrome and our Oxycyte oxygen carrier product. We have delayed development on our Wundecyte topical wound product and Vitavent, our oxygen-carrying liquid, until we find a licensing partner willing to pursue development or obtain additional financing to pursue development ourselves. At present we intend to commit most of our resources to advancing levosimendan and Oxycyte to the point it receives regulatory approval for one or more medical uses, and if this effort is unsuccessful we may not have resources to pursue development of our other products and our business would terminate. Furthermore, by delaying development of Vitavent, this technology may become obsolete by the time we have sufficient capital to resume development and testing, so the funds expended on this product to date would be lost, as well as our opportunity to benefit if the product could be successfully developed.

Failure to integrate or realize the expected benefits of the Phyxius asset acquisition could adversely affect our business and results of operations.

On November 13, 2013, we completed our acquisition of certain assets of Phyxius Pharma, Inc., or Phyxius.  At the same time, three former employees of Phyxius became employees of our company. We conducted this transaction based on certain assumptions regarding our business, markets, cost structures and synergies. If we do not successfully integrate or realize the anticipated benefits of this transaction, instead of resulting in growth for and enhanced value to our company, our strategy may cause us to experience operational issues and expose us to operational and regulatory risk, each of which could have material adverse effects on our reputation, business, financial condition and results of operations.

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

The development of levosimendan and Oxycyte is subject to a high level of technological risk.

We expect to devote a substantial portion of our financial and managerial resources to pursuing Phase III and Phase II clinical trials for levosimendan and Oxycyte over the next three years. The biomedical field has undergone rapid and significant technological changes. Technological developments may result in our products becoming obsolete or non-competitive before we are able to recover any portion of the research and development and other expenses we have incurred to develop and clinically test levosimendan and Oxycyte. As our opportunity to generate substantial product revenues within the next four to five years is most likely dependent on successful testing and commercialization of levosimendan and Oxycyte for surgical and oxygen delivery applications, any such occurrence would have a material adverse effect on our operations and could result in the cessation of our business.

We may be required to conduct additional clinical trials in the future, which are expensive and time consuming, and the outcome of the trials is uncertain.

We expect to commit a substantial portion of our financial and business resources over the next three years to clinical testing of levosimendan and Oxycyte and advancing these products to regulatory approval for use in one or more medical applications. All of these clinical trials and testing will be expensive and time consuming and the timing of the regulatory review process is uncertain. The applicable regulatory agencies may suspend clinical trials at any time if they believe that the subjects participating in such trials are being exposed to unacceptable health risks. We cannot ensure that we will be able to complete our clinical trials successfully or obtain FDA or other governmental or regulatory approval of our products, or that such approval, if obtained, will not include limitations on the indicated uses for which our products may be marketed. Our business, financial condition and results of operations are critically dependent on obtaining capital to advance our testing program and receiving FDA and other governmental and regulatory approvals of our products. A significant delay in or failure of our planned clinical trials or a failure to achieve these approvals would have a material adverse effect on us and could result in major setbacks or jeopardize our ability to continue as a going concern.

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

We may enter into collaborations with third parties to develop and commercialize our product candidates, including levosimendan and Oxycyte. Our dependence on future partners for development and commercialization of our product candidates would subject us to a number of risks, including:

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

Delays in the commencement, enrollment and completion of clinical testing could significantly affect our product development costs. We do not know whether planned clinical trials for levosimendan and Oxycyte will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may be required to withdraw from our clinical trial as a result of changing standards of care or may become ineligible to participate in clinical studies. The commencement, enrollment and completion of clinical trials can be delayed for a variety of other reasons, including delays related to:

-
reaching agreements on acceptable terms with prospective contract research organizations, or CROs, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

Our research, development, testing, manufacturing, marketing and distribution of levosimendan and Oxycyte are, and will continue to be, subject to extensive regulation, monitoring and approval by the FDA and other regulatory agencies. There are significant risks at each stage of the regulatory scheme.

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

Commercialization approval stage

We will be required to file a BLA of an NDA with the FDA in order to obtain regulatory approval for the commercial production and sale of our product candidates in the United States and similar applications with regulatory authorities in countries where we seek to commercialize our product candidates. Under FDA guidelines, the FDA may comment upon the acceptability of the applicable application following its submission. After an application is submitted, there is an initial review to be sure that all of the required elements are included in the submission. There can be no assurance that the submission will be accepted for filing or that the FDA may not issue an RTF. If an RTF is issued, there is opportunity for dialogue between the sponsor and the FDA in an effort to resolve all concerns. There can be no assurance that such a dialogue will be successful in leading to the filing of the BLA or NDA. If the submission is filed, there can be no assurance that the full review will result in product approval.

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

As a result of Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the “ACA”) enacted in March 2010, substantial changes have occurred and are expected to continue to occur in the system for paying for health care in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. This comprehensive health care reform legislation also included provisions to control health care costs and improve health care quality. Together with ongoing statutory and budgetary policy developments at a federal level, this health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact our business. Because not all the administrative rules implementing health care reform under the legislation have been finalized, and because of ongoing federal fiscal budgetary pressures not yet resolved for federal health programs, the full impact of the ACA and of further statutory actions to reform healthcare payment on our business is unknown, but there can be no assurances that health care reform legislation will not adversely impact either our operational results or the manner in which we operate our business. Cost of care could be reduced by reducing the level of reimbursement for medical services or products (including those biopharmaceuticals that we intend to produce and market), or by restricting coverage (and, thereby, utilization) of medical services or products. In either case, a reduction in the utilization of, or reimbursement for, our products could have a materially adverse impact on our financial performance.

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

We do not own or operate any manufacturing facilities for the commercial-scale production of our products. Instead, we rely on third party manufacturers. For example, Orion produces levosimendan for us, Bioserve currently manufacturers Oxycyte for us and Fluoromed currently produces FtBu for us. Accordingly, a delay in achieving scale-up of commercial manufacturing capabilities when needed will have a material adverse effect on sales of our products. Additionally, the manufacture of our products will be subject to extensive government regulation. Among the conditions for marketing approval is that our quality control and manufacturing procedures conform to applicable good manufacturing practice regulations. There is a risk that we will not be able to obtain the necessary regulatory clearances or approvals to manufacture our products on a timely basis or at all.

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

Our success is highly dependent on the continued services of a limited number of scientists and support personnel. The loss of any of these individuals, in particular, John P. Kelley, our Chief Executive Officer, could have a material adverse effect on us. In addition, our success will depend, among other factors, on the recruitment and retention of additional highly skilled and experienced management and technical personnel. There is a risk that we will not be able to retain existing employees or to attract and retain additional skilled personnel on acceptable terms given the competition for such personnel among numerous large and well-funded pharmaceutical and health care companies, universities, and non-profit research institutions, which could negatively affect our financial condition, results of operations and cash flows.

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

On April 30, 2014 the closing price of our common stock was $4.88 as compared with $5.00 as of April 30, 2013. During the twelve months ended April 30, 2014, the lowest closing price of our common stock was $1.23 and the highest closing price was $8.38, all as adjusted for the 1-for-20 reverse stock split effective on May 10, 2013.

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

Historically we have financed our operations through the issuance of equity securities and debt financings, and we expect to continue to do so for the foreseeable future.  As of April 30, 2014, we had $58.3 million of cash and cash equivalents on hand. Based on our current operating plans, we believe that our existing cash and cash equivalents are sufficient to continue to fund operations through our fiscal year ending April 30, 2017. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of their ownership interests.  Debt financing, if available, may involve restrictive covenants that limit our financial flexibility or otherwise restrict our ability to pursue our business strategies. Additionally, if we issue shares of common stock, or securities convertible or exchangeable for common stock, the market price of our existing common stock may decline. There can be no assurance that we will be successful in obtaining any additional capital resources in a timely manner, on favorable terms, or at all.

We have issued in the past, and may issue in the future, substantial amounts of instruments that are convertible into or exercisable for common stock, and our existing stockholders may face substantial dilution if such instruments are converted or exercised.

As of July 24, 2014, we had outstanding warrants and options, securities purchase agreements, and other instruments that are exercisable into an aggregate of 6,267,850 shares of our common stock, which, if exercised, would represent approximately 18% of our current outstanding common stock.  These instruments carry a wide variety of different terms and prices, and there can be no assurance as to when or whether exercises of these instruments may occur.  If all or any substantial portion of these instruments are exercised, our existing stockholders may face substantial dilution of their ownership interests.

Certain investors may be able to exercise significant influence over us.

As of July 24, 2014, SPC 1 Vatea Segregated Portfolio, or Vatea Fund, held 189,082 shares of our common stock and JP SPC 3 obo OXBT FUND, SP, or OXBT Fund, held 3,192,593 shares of our common stock, representing 12% of our outstanding common stock. As of July 24, 2014, OXBT Fund held warrants that are exercisable into an aggregate of up to 2,251,742 shares of our common stock, which, if exercised, would represent 18.6% of our current outstanding common stock. Mr. Gregory Pepin, one of our directors, is the investment manager of both Vatea Fund and OXBT Fund. In addition, as of July 24, 2014, each of John P. Kelly, Doug Randall and Douglas Hay, PhD, our Chief Executive Officer, Vice President, Business and Commercial Operations and Vice President, Regulatory Affairs, respectively, held 1,166,511 shares of our common stock, individually representing 4.2% of our outstanding common stock.  As of July 24, 2014, each of Mr. Kelley, Mr. Randall and Dr. Hay also hold options to purchase 893,220 shares of our common stock, individually representing 3.1% of our outstanding common stock. Accordingly, these parties, either individually or as part of a group, may have a strong ability to influence our business, policies and affairs.  We cannot be certain that their interests will be consistent with the interests of other holders of our common stock.

Risks Relating to Employee Matters and Managing Growth

We may need to increase the size of our company, and we may experience difficulties in managing growth.

As of July 24, 2014, we had 14 full-time employees. We may need to expand our managerial, operational, administrative, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. To support this growth, we may hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2—PROPERTIES

We own no real property. We lease our principal executive office at ONE Copley Parkway, Suite 490, Morrisville, North Carolina 27560. The current rent is approximately $9,219 per month for the facility.

ITEM 3—LEGAL PROCEEDINGS

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s Consolidated Financial Statements.

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

Year-Ended April 30, 2013	High	Low
First Quarter	$45.00	$21.40
Second Quarter	$24.20	$10.40
Third Quarter	$22.00	$10.40
Fourth Quarter	$15.80	$3.60

Year-Ended April 30, 2014	High	Low
First Quarter	$5.69	$1.40
Second Quarter	$3.46	$1.19
Third Quarter	$11.40	$3.04
Fourth Quarter	$8.35	$4.46

As of July 24, 2014, there were 1,360 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.  On July 24, 2014, the last sale price reported on the NASDAQ Capital Market for our common stock was $3.98 per share.

Dividend Policy

Since our inception, we have not paid dividends on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Repurchases of Common Stock

The following table lists all repurchases during the fourth quarter of fiscal 2014 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
February 1, 2014 - February 28, 2014	20	$6.18	-	$-
March 1, 2014 - March 31, 2014	20	6.47	-	-
April 1, 2014 - April 30, 2014	19	5.55	-	-
Total	59	$6.08	-	$-

(1)	Represents shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

Unregistered Sales of Equity Securities

On March 31, 2014 we issued 250 shares of unregistered common stock as payment of $11,275 of interest due on our outstanding convertible notes.

All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

ITEM 6—SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with the Consolidated Financial Statements and the related notes to those statements included in “Item 8 – Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Results of operations- Comparison of the year ended April 30, 2014 and 2013

Revenue

Product Revenue and Gross Profit

We generate revenue through the sale of Dermacyte® through distribution agreements, on-line retailers and direct sales to physician and medical spa facilities.  Product revenue, cost of sales and gross profit, as well as corresponding percentage changes, for the years ended April 30, 2014 and 2013 are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2013
Product revenue	$25,731	$92,683	$(66,952)	(72	) %
Cost of sales	129,800	43,111	86,689	201%
Gross profit	$(104,069)	$49,572	$(153,641)	(310	) %

The decrease in product revenue for the year ended April 30, 2014 was primarily due to license fees earned in accordance with our distribution agreement for Dermacyte for the year ended April 30, 2013.

Gross profit as a percentage of revenue was (404) % and 53% for year ended April 30, 2014 and 2013, respectively. The decrease for the year ended April 30, 2014, as compared to the same period in the prior year, was due to the write-down of Dermacyte product in the current year that is no longer being marketed for sale.

Government Grant Revenue

Grant Revenue is recognized as milestones under the Grant program are achieved. Grant Revenue is earned through reimbursements for the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party CROs.

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2013
Government grant revenue	$262,995	$1,141,356	$(878,361)	(77	) %

For the year ended April 30, 2014, we recorded approximately $263,000 in revenue under the grant program as compared to approximately $1.1 million in revenue during the same period in the prior year. In addition to the revenue earned, we have recorded approximately $124,000 in deferred revenue associated with the grant. Deferred revenue under the grant represents pass-through costs that have been reimbursed in advance of performing the studies underlying the subcontracts. The decrease in revenue earned under the grant is due primarily to our completion of multiple studies in the prior year.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including salaries, commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Marketing and sales expenses and percentage changes for the year ended April 30, 2014 and 2013, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2013
Marketing and sales expense	$102	$108,165	$(108,063)	(100	) %

The decrease in marketing and sales expenses for the year ended April 30, 2014 was driven by the elimination of costs incurred for compensation and direct advertising following the execution of the Dermacyte distribution agreement in the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the year ended April 30, 2014 and 2013, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2013
Personnel costs	$10,593,234	$1,490,752	$9,102,482	611%
Legal and professional fees	2,556,643	2,005,311	551,332	27%
Other costs	350,855	(206,788)	557,643	270%
Facilities	157,449	167,693	(10,244)	(6	) %
Depreciation and amortization	115,042	111,012	4,030	4%

Personnel costs:

Personnel costs increased approximately $9.1 million for the year ended April 30, 2014 compared to the prior year. The increase was due primarily to the expense recognition of approximately $8.3 million for the granting and vesting of stock options and restricted stock, an increase of approximately $350,000 in salaries paid due to the addition of our new Chief Executive Officer and two other management positions and approximately $550,000 in performance bonuses paid and accrued for in the current year that were not paid in the prior year. The personnel costs attributable to Mr. Kelley, Mr. Jebsen, Mr. Randall and Dr. Hay reflect option grants made pursuant to their respective employment agreements, which were negotiated in connection with our acquisition of a license for levosimendan. In addition, Mr. Jebsen was paid a discretionary bonus consisting of $225,000 in cash and 32,143 shares of restricted common stock in recognition of his service as interim Chief Executive Officer from August 2011 through November 2013.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, recruiting costs and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees increased approximately $550,000 for the year ended April 30, 2014 compared to the prior year. This increase was primarily due to costs incurred for investor relations services and audit fees, partially offset by a decrease in legal and recruiting fees.

-
Audit and accounting fees increased approximately $55,000 due to the costs incurred for valuation services related to the Phyxius acquisition and the filing of registration statements in the current year.

-	Investor relation fees increased approximately $560,000 for the costs of outsourced corporate communications firms, road shows and attending investor conferences.

-
Legal fees decreased approximately $40,000 due primarily to approximately $285,000 in fees incurred in the prior year for litigation defense costs, partially offset by an increase of approximately $245,000 in fees related to the Phyxius acquisition and the filing of registration statements in the current year.

-	Recruiting fees decreased approximately $25,000 due to headcount additions in the prior year.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The approximately $558,000 increase in other costs was due primarily to the reversal of a contingent liability in the prior year related to potential liabilities in connection with non-compliance with Section 409A of the Internal Revenue Code.

Facilities:

Facilities include costs paid for rent and utilities at our corporate headquarters in North Carolina. The approximately $10,000 reduction compared to the prior year was the result of the elimination of allocated costs from the closure of the California lab facility in the prior year.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the years ended April 30, 2014 and 2013.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the years ended April 30, 2014 and 2013, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2013
Clinical and preclinical development	$1,947,461	$1,569,594	$377,867	24%
Personnel costs	818,264	637,685	180,579	28%
Consulting	153,506	117,211	36,295	31%
Depreciation	41,199	42,968	(1,769)	(4	) %
Other costs	26,028	32,652	(6,624)	(20	) %
Facilities	10,263	55,706	(45,443)	(82	) %

Clinical and preclinical development:

Clinical and preclinical development costs include the costs associated with our Phase III and Phase II clinical trials for levosimendan and Oxycyte and development costs for Dermacyte. The increase of approximately $378,000 in clinical and preclinical development costs for the year ended April 30, 2014 compared to the prior year was primarily due to increases of $634,000 associated with the Phase II-b trials for Oxycyte and $214,000 in clinical development costs of levosimendan, partially offset by a decrease of $477,000 in costs incurred for preclinical safety studies for Oxycyte.

Personnel costs:

Personnel costs increased approximately $181,000 for the year ended April 30, 2014 compared to the prior year primarily due to headcount increases and employee bonuses paid in the current year.

Consulting fees:

Consulting fees increased approximately $36,000 for the year ended April 30, 2014 compared to the same period in the prior year primarily due to approximately $131,000 of fees incurred to plan and prepare for regulatory submissions, clinical trial expansions and other clinical support activities, partially offset by a reduction of approximately $95,000 of consulting fees associated with Oxycyte development.

Depreciation:

Depreciation expense remained relatively consistent for the year ended April 30, 2014 and 2013.

Other costs:

Other costs decreased approximately $7,000 for the year ended April 30, 2014 compared to the prior year primarily due to a decrease in expenses associated with travel and supplies.

Facilities:

Facilities expense decreased approximately $45,000 for the year ended April 30, 2014 compared to the same period in the prior year primarily due to the closure of our California facility.

Restructuring expense

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2013
Restructuring expense	$-	$220,715	$(220,715)	—%

During the year ended April 30, 2013, the Company recorded one-time charges of approximately $54,000 for severance and benefits related charges, $135,000 for net future lease obligations and $31,000 for other exit costs related to the closure of our California facility that were not incurred in the year ended April 30, 2014

Interest expense

Interest expense includes the interest payments due under our long-term debt, amortization of debt issuance costs and accretion of discounts recorded against our outstanding convertible notes, and noncash interest charges related to our Series A Stock. Interest expense and percentage changes for the year ended April 30, 2014 and 2013, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2013
Interest expense	$2,212,283	$4,238,456	$(2,026,173)	(48	) %

During the year ended April 30, 2014, interest expense decreased approximately $2.0 million compared to the prior year. The decrease was due primarily to approximately $1.7 million of noncash interest charges recorded in the prior year related to our previously outstanding Series A Stock, and a decrease of approximately $326,000 in interest charges incurred on our convertible notes in the current year.

Other income and expense

Other income and expense includes non-operating income and expense items not otherwise recorded in our consolidated statement of operations. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, changes in the fair value of financial assets and liabilities, interest income earned and fixed asset disposals. Other expense for the year ended April 30, 2014 and 2013, respectively, is as follows:

	Year ended April 30,		Increase/ (Decrease)
	2014	2013
Other expense (income), net	$718,436	$(11,683)	$730,119

Other expense increased approximately $730,000 for the year ended April 30, 2014 compared to the prior year primarily due to the change in the recognized fair value of our warrant liability in the current year.

Liquidity, capital resources and plan of operation

We have incurred losses since our inception and as of April 30, 2014 we had an accumulated deficit of approximately $137 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan, Oxycyte and other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $58,966,033 and $1,842,251 total current assets and working capital (deficit) of $56,394,986 and $(67,326) as of April 30, 2014 and April 30, 2013, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

Clinical and Preclinical Product Development

We are in the preclinical and clinical trial stages in the development of our product candidates. We are currently initiating a Phase III clinical trial for levosimendan and we are conducting Phase II-b clinical trials for the use of Oxycyte in the treatment of severe traumatic brain injury. We expect our primary focus will be on initiating the Phase III clinical trials for levosimendan and funding the continued testing of Oxycyte, since these products are the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond April 30, 2017 may depend on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining any necessary resources.

Financings

On July 23, 2013, we sold 5,369 shares of Series C 8% convertible preferred stock and warrants for net proceeds of approximately $4.9 million. Additionally, on August 22, 2013 we issued 4,600 shares of Series D convertible preferred stock and warrants in exchange for $4.6 million of convertible notes that were scheduled to mature in June 2014.

On March 21, 2014, we sold 9,285,714 shares of common stock for net proceeds of approximately $55 million.

During the year ended April 30, 2014, we received approximately $7.1 million and issued 3,161,145 shares of common stock upon the exercise of our outstanding warrants.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year ended April 30,
	2014	2013
Net cash used in operating activities	$(9,261,571)	$(4,921,283)
Net cash used in investing activities	(147,038)	(147,987)
Net cash provided by financing activities	66,945,636	3,972,926

Net cash used in operating activities.  Net cash used in operating activities was $9.26 million for the year ended April 30, 2014 compared to net cash used in operating activities of $4.92 million for the year ended April 30, 2013. The increase in cash used for operating activities was due primarily to an increase in our costs incurred for the Phase II-b TBI clinical trials, the costs incurred to initiate the Phase III clinical trials for LCOS, the payment of approximately $1.25 million in assumed liabilities during the year, the increase in personnel costs, and the costs associated with the Phyxius asset acquisition.

Net cash used in investing activities. Net cash used in investing activities was $147,038 for the year ended April 30, 2014 compared to net cash used in investing activities of $147,987 for the year ended April 30, 2013. The cash used for investing activities, primarily capitalized legal fees incurred for filing and maintaining our patent portfolio, remained relatively consistent compared to the same period in the prior year.

Net cash provided by financing activities. Net cash provided by financing activities was $66.9 million for the year ended April 30, 2014 compared to net cash provided by financing activities of $4.0 million for the year ended April 30, 2013. The increase of net cash provided by financing activities was due primarily to net proceeds of $55 million received from the issuance of common stock on March 21, 2014, $4.9 million received from the issuance of Series C 8% Convertible Preferred Stock on July 23, 2013 and proceeds of $7 million received from the exercise of certain warrants as compared to the $2.5 million received from the issuance Series A Preferred Stock and $1.9 million received from the issuance of Series B Preferred Stock in the prior year.

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

Based on our working capital at April 30, 2014 we believe we have sufficient capital on hand to continue to fund operations through our fiscal year ending April 30, 2017.

We will need substantial additional capital in the future in order to complete the development and commercialization of levosimendan and Oxycyte, as well as to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  Such funding, if needed, may not be available on favorable terms, if at all.  In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Summary of Significant Accounting Policies

Use of Estimates—The preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Stock-Based Compensation—Effective May 1, 2005, we adopted Accounting Standards Codification, or ASC, 718 Compensation — Stock Compensation, using the prospective transition method, which requires the measurement and recognition of compensation expense for all stock-based payment awards granted, modified and settled to our employees and directors after May 1, 2005. Our Consolidated Financial Statements reflect the impact of ASC 718. We chose the “straight-line” attribution method for allocating compensation costs and recognized the fair value of each stock option on a straight-line basis over the requisite service period.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915). The objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. Users of financial statements of development stage entities told the Board that the development stage entity distinction, the inception-to-date information, and certain other disclosures currently required under U.S. GAAP in the financial statements of development stage entities provide information that has limited relevance and is generally not decision useful. As a result, the amendments in this update remove all incremental financial reporting requirements from US GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company has elected to early adopt this guidance, and therefore is no longer presenting the financial statements in accordance with ASU 915, with inception to date disclosures.

In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09) providing a comprehensive new revenue recognition standard. ASU 2014-09 provides revised standards of recognition predicated on when an entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for us in our first quarter of fiscal 2018. ASU 2014-09 can be applied retrospectively with a modified retrospective application permitted. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires entities to present in the consolidated financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the consolidated financial statements as a liability and not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on our Consolidated Financial Statements.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8—CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OXYGEN BIOTHERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Oxygen Biotherapeutics, Inc.
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Oxygen Biotherapeutics, Inc. and Subsidiary, formerly, Synthetic Blood International, Inc. (the Company), as of April 30, 2014 and 2013, and the related consolidated statements of operations, stockholders equity (deficit), and cash flows for each of the years in the two-year period ended April 30, 2014. The Companys management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companys internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

For the period ended April 30, 2014, the Company recognized a net loss of approximately $19.5 million and, as of April 30, 2014, the Company had incurred cumulative net losses of approximately $136.6 million. Managements plans with regard to liquidity and capital resources are described in Note B.

As discussed in Note B to the consolidated financial statements, the Company has elected to early adopt Accounting Standards Update 2014-10, Development Stage Enterprises. Accordingly, the Company has eliminated inception-to-date information and certain other incremental development stage entity disclosures in the consolidated financial statements referred to above.

/s/ CHERRY BEKAERT LLP

Raleigh, North Carolina
July 29, 2014

OXYGEN BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2014	April 30, 2013

ASSETS
Current assets
Cash and cash equivalents	$58,320,555	$783,528
Accounts receivable	36,358	445,237
Government grant receivable	29,750	96,226
Inventory	-	99,204
Prepaid expenses	401,964	247,646
Other current assets	177,406	170,410
Total current assets	58,966,033	1,842,251
Property and equipment, net	124,374	205,389
Debt issuance costs, net	21,427	150,043
Intangible assets, net	22,999,744	924,698
Goodwill	11,265,100	-
Other assets	52,762	58,262
Total assets	$93,429,440	$3,180,643

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$411,145	$977,162
Accrued liabilities	858,136	874,876
Warrant liabilities	954,876	-
Current portion of notes payable, net	346,890	57,539
Total current liabilities	2,571,047	1,909,577
Other liabilities	10,932	54,660
Deferred tax liability	7,962,100	-
Long-term portion of notes payable, net	-	2,994,442
Total liabilities	10,544,079	4,958,679

Commitments and contingencies; see Note I.
Stockholders' equity (deficit)
Preferred stock, undesignated, authorized 9,947,439 and 9,990,400 shares; respectively. See Note G.
Series B Preferred stock, par value $.0001, issued 2,100 shares; outstanding 0 and 987, respectively.	-	1
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 27,858,000 and 1,930,078, respectively	2,786	193
Additional paid-in capital	219,468,498	115,265,854
Accumulated deficit	(136,585,923)	(117,044,084)
Total stockholders’ equity (deficit)	82,885,361	(1,778,036)
Total liabilities and stockholders' equity (deficit)	$93,429,440	$3,180,643

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended April 30,
	2014	2013
Product revenue	$25,731	$92,683
Cost of sales	129,800	43,111
Net product revenue	(104,069)	49,572
Government grant revenue	262,995	1,141,356
Total net revenue	158,926	1,190,928

Operating expenses
Selling, general, and administrative	13,773,325	3,676,145
Research and development	2,996,721	2,455,816
Restructuring expense	-	220,715
Loss on impairment of long-lived assets	-	27,279
Total operating expenses	16,770,046	6,379,955

Net operating loss	16,611,120	5,189,027

Interest expense	2,212,283	4,238,456
Other expense (income)	718,436	(11,683)
Net loss	$19,541,839	$9,415,800

Preferred stock dividend	5,803,362	958,071
Net loss attributable to common stockholders	$25,345,201	$10,373,871

Net loss per share, basic	$(2.71)	$(6.29)
Weighted average number of common shares outstanding, basic	9,362,031	1,650,280
Net loss per share, diluted	$(2.71)	$(6.68)
Weighted average number of common shares outstanding, diluted	9,362,031	1,759,025

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

CONOSLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
Balance at April 30, 2012	-	$-	1,470,890	$2,942	$107,279,296	$(107,628,284)	$(346,046)
Preferred stock sold, net of offering costs	2,100	1			1,851,149		1,851,150
Common stock sold, net of offering costs							-
Common stock issued for convertible preferred stock	(1,113)		400,708	804	4,509,184		4,509,988
Common stock issued as interest on convertible debt			16,524	33	745,175		745,208
Common stock issued as dividend on convertible preferred stock			17,409	32	331,366		331,398
Compensation on options and restricted stock issued			4,465	9	269,522		269,531
Issuance of warrants					656,535		656,535
Exchange of warrants			20,000	40	(380,040)		(380,000)
Beneficial conversion feature of convertible debt							-
Fractional shares of common stock due to reverse stock split			82	(3,667)	3,667		-
Net loss						(9,415,800)	(9,415,800)

Balance at April 30, 2013	987	$1	1,930,078	$193	$115,265,854	$(117,044,084)	$(1,778,036)
Preferred stock sold, net of offering costs	5,369	1			4,895,187		4,895,188
Preferred stock issued for convertible debt	4,600	3			4,599,997		4,600,000
Common and preferred stock issued for asset purchase	32,992	3	1,366,844	137	24,046,860		24,047,000
Common stock sold, net of offering costs			10,678,571	1,068	54,907,282		54,908,350
Common stock issued for convertible preferred stock	(43,948)	(8)	9,056,415	906	(898)		-
Common stock issued as interest on convertible debt			4,881	1	220,040		220,041
Common stock issued as dividend on convertible preferred stock			1,407,485	140	(140)		-
Compensation on options and restricted stock issued			50,144	5	8,131,619		8,131,624
Common stock issued for services rendered			198,668	20	499,980		500,000
Exercise of warrants			3,161,145	316	7,135,753		7,136,069
Reclassification of warrants from equity to derivative liability					(233,036)		(233,036)
Fractional shares of common stock due to reverse stock split			3,769				-
Net loss						(19,541,839)	(19,541,839)
Balance at April 30, 2014	-	$-	27,858,000	$2,786	$219,468,498	$(136,585,923)	$82,885,361

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended April 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(19,541,839)	$(9,415,800)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	150,489	148,804
Interest on debt instruments	2,181,955	4,236,332
Loss on impairment, disposal and write down of long-lived assets	2,519	35,673
Issuance and vesting of compensatory stock options and warrants	8,042,662	84,267
Issuance of common stock as compensation	651,460	185,264
Change in the fair value of warrants	721,840	-
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	519,255	(245,747)
Inventory	99,204	(20,228)
Accounts payable and accrued liabilities	(2,089,116)	70,152
Net cash used in operating activities	(9,261,571)	(4,921,283)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,804)	(17,199)
Proceeds from the sale of property and equipment	-	4,064
Capitalization of patent costs and license rights	(137,234)	(134,852)
Net cash used in investing activities	(147,038)	(147,987)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	62,044,419	-
Repurchase of outstanding warrants	-	(380,000)
Proceeds from issuance of notes payable, net of issuance costs	141,320	102,671
Proceeds for issuance of convertible preferred stock, net of issuance costs	4,895,188	4,351,150
Payments on notes - short-term	(135,291)	(100,895)
Net cash provided by financing activities	66,945,636	3,972,926

Net change in cash and cash equivalents	57,537,027	(1,096,344)
Cash and cash equivalents, beginning of period	783,528	1,879,872
Cash and cash equivalents, end of period	$58,320,555	$783,528

Cash paid for:
Interest	$30,328	$2,123
Income taxes	$-	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Non-cash financing activities during the year ended April 30, 2014:

- The Company issued 4,881 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $45.10 for the payment of $220,041 interest payable on convertible notes with a gross carrying value of $4,900,000.

- The Company issued 831,401 shares of its common stock for the payment of $1,300,204 as dividends on the Series C 8% Convertible Preferred stock.

- The Company issued 4,600 shares of Series D 8% Convertible Preferred Stock as consideration for cancellation of $4.6 million in outstanding principal amount of a convertible promissory note issued by the Company on July 1, 2011.

- The Company issued 576,084 shares of its common stock for the payment of $1,104,000 as dividends on the Series D 8% Convertible Preferred stock.

- The Company issued 1,366,844 shares of its common stock that had a fair value of approximately $8.7 million and 32,992 shares of its Series E Convertible Preferred Stock, which are convertible into an aggregate of 3,299,200 shares of common stock, that had a fair value of approximately $15.3 million in exchange for the assets of Phyxius Pharma, Inc., as further discussed in Note D to these consolidated financial statements. The Company recorded Goodwill of $11,265,100 as a result of this issuance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of April 30, 2014 and 2013, and for the years then ended.

NOTE A—DESCRIPTION OF BUSINESS

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

On October 18, 2013, the Company created a wholly owned subsidiary, Life Newco, Inc., a Delaware corporation (“Life Newco”), to acquire certain assets of Phyxius Pharma, Inc., a Delaware corporation (“Phyxius”) pursuant to an Asset Purchase Agreement, dated October 21, 2013 (the “Asset Purchase Agreement”), by and among the Company, Life Newco, Phyxius and the stockholders of Phyxius (the “Phyxius Stockholders”).  As further discussed in Note D below, on November 13, 2013, under the terms and subject to the conditions of the Asset Purchase Agreement, Life Newco acquired certain assets, including a license granting Life Newco an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing Levosimedan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada.

Reverse Stock Split

The Company initiated a 1-for-20 reverse stock split effective May 10, 2013. All shares and per share amounts in these Consolidated Financial Statements and notes thereto have been retroactively adjusted to give effect to the reverse stock split.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Cash Concentration Risk

On July 21, 2010, the Wall Street Reform and Consumer Protection Act permanently increased the FDIC insurance limits to $250,000 per depositor per insured bank. At April 30, 2014, the Company had $58,038,597 of cash balances uninsured by the FDIC.

Liquidity and Capital Resources

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $58,966,033 and $1,842,251 total current assets and working capital (deficit) of $56,394,986 and $(67,326) as of April 30, 2014 and April 30, 2013, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments.

Cash resources as of April 30, 2014 were approximately $58.3 million, compared to approximately $784,000 as of April 30, 2013. Based on its resources at April 30, 2014, and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through the fiscal year ending April 30, 2017. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

To the extent that the Company raises additional funds by issuing shares of its common stock or other securities convertible or exchangeable for shares of common stock, stockholders will experience dilution, which may be significant. In the event the Company raises additional capital through debt financings, the Company may incur significant interest expense and become subject to covenants in the related transaction documentation that may affect the manner in which the Company conducts its business. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to its technologies or product candidates, or grant licenses on terms that may not be favorable to the Company. Any or all of the foregoing may have a material adverse effect on the Company’s business and financial performance.

Deferred financing costs

Deferred financing costs represent legal, due diligence and other direct costs incurred to raise capital or obtain debt. Direct costs include only “out-of-pocket” or incremental costs directly related to the effort, such as a finder’s fee and accounting and legal fees. These costs will be capitalized if the efforts are successful, or expensed when unsuccessful. Indirect costs are expensed as incurred. Deferred financing costs related to debt are amortized over the life of the debt. Deferred financing costs related to issuing equity are charged to Additional Paid-in Capital.

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

Beneficial conversion and warrant valuation

In accordance with FASB ASC 470-20, Debt with Conversion and Other Options, the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed rates that are in-the-money when issued and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible debt equal to the intrinsic value of the conversion feature. As described in Note F, the discount recorded in connection with the BCF and warrant valuation is recognized as non-cash interest expense and is amortized over the life of the convertible note.

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

Revenue Recognition

Revenues from merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods.  Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  The Company's practice is to accept product returns from retailers only if properly requested, authorized and approved.  As a percentage of gross sales, returns were less than 5% in fiscal years 2014 and 2013.

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

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718 Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based payment awards granted, modified and settled to our employees and directors. The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option on a straight-line basis over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

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

	Year ended April 30,
	2014	2013
Historical net loss per share:
Numerator
Net loss, attributable to common stockholders	$(25,345,201)	$(10,373,871)
Less: Effect of amortization of interest expense on convertible notes	-	(1,382,537)
Net loss attributable to common stockholders (diluted)	(25,345,201)	(11,756,408)
Denominator
Weighted-average common shares outstanding	9,362,031	1,650,280
Effect of dilutive securities	-	108,745
Denominator for diluted net loss per share	9,362,031	1,759,025

Basic net loss per share	$(2.71)	$(6.29)
Diluted net loss per share	$(2.71)	$(6.68)

The following outstanding options, convertible note shares and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Year ended April 30,
	2014	2013

Options to purchase common stock	3,647,858	11,336
Warrants to purchase common stock	2,762,466	759,410
Restricted stock grants	42,478	1,917
Convertible note shares outstanding	6,652	98
Convertible preferred shares outstanding	-	97,400

Operating Leases

The Company maintains operating leases for its office and laboratory facilities. The lease agreements may include rent escalation clauses and tenant improvement allowances. The Company recognizes scheduled rent increases on a straight-line basis over the lease term beginning with the date the company takes possession of the leased space. Differences between rental expense and actual rental payments are recorded as deferred rent liabilities and are included in “Other liabilities” on the consolidated balance sheets.

Fair Value

The Company records its financial assets and liabilities in accordance with ASC 820 Fair Value Measurements.  The Company's consolidated balance sheet includes the following financial instruments: cash and cash equivalents, short-term notes payable, convertible preferred stock and convertible notes. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments. The Company did not elect the fair value option and records the carrying value of its convertible notes at amortized cost in accordance with ASC 470-20.

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

The Company applies valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach, and include enhanced disclosures of fair value measurements in its Consolidated Financial Statements.

The following tables show information regarding assets and liabilities measured at fair value on a recurring basis as of April 30, 2014 and 2013:

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2014	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$58,320,555	$58,320,555	$-	$-

Current Liabilities
Warrant liabilities	$954,876	$-	$-	$954,876

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2013	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$783,528	$783,528	$-	$-

Current Liabilities
Warrant liabilities	$-	$-	$-	$-

There were no significant transfers between levels in the years ended April 30 2014 and 2013. The Warrant liabilities are recorded at fair value with changes in fair value recorded as gains or losses within other expense (income).

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

As further discussed in Note G below, on July 23, 2013, the Company issued common stock warrants (the “Series C Warrants”) in connection with the issuance of Series C 8% Convertible Preferred Stock (the “Series C Stock”).  The Series C warrants are measured using the Monte Carlo valuation model which is based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions.  The assumptions used in calculating the estimated fair value of the warrants represent the Company’s best estimates; however, these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and different assumptions are used, the warrant liabilities and the change in estimated fair value of the warrants could be materially different.

Inherent in the Monte Carlo valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield.  The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants.  The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants.  The expected life of the warrants is assumed to be equivalent to their remaining contractual term.  The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Monte Carlo model is used for the Series C warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. This requires Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and fundamental transactions.  The other assumptions used by the Company are summarized in the following table for the Series C warrants that were outstanding as of April 30, 2014; no Series C warrants were outstanding as of April 30, 2013:

Series C Warrants	April 30, 2014	April 30, 2013
Closing stock price	$4.88	$-
Expected dividend rate	0%	-%
Expected stock price volatility	90.32%	-%
Risk-free interest rate	1.75%	-%
Expected life (years)	5.23	-

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-10, Development Stage Entities (Topic 915). The objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. Users of financial statements of development stage entities told the Board that the development stage entity distinction, the inception-to-date information, and certain other disclosures currently required under U.S. GAAP in the financial statements of development stage entities provide information that has limited relevance and is generally not decision useful. As a result, the amendments in this update remove all incremental financial reporting requirements from US GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company has elected to early adopt this guidance, and therefore is no longer presenting the financial statements in accordance with ASU 915, with inception to date disclosures.

In May 2014, the FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (ASU 2014-09) providing a comprehensive new revenue recognition standard. ASU 2014-09 provides revised standards of recognition predicated on when an entity transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for us in our first quarter of fiscal 2018. ASU 2014-09 can be applied retrospectively with a modified retrospective application permitted. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires entities to present in the consolidated financial statements an unrecognized tax benefit, or a portion of an unrecognized tax benefit as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except to the extent such items are not available or not intended to be used at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position. In such instances, the unrecognized tax benefit is required to be presented in the consolidated financial statements as a liability and not be combined with deferred tax assets. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

NOTE C—BALANCE SHEET COMPONENTS

Inventory

The Company operates in an industry characterized by rapid improvements and changes to its technology and products. The introduction of new products by the Company or its competitors can result in its inventory being rendered obsolete or requiring it to sell items at a discount. The Company evaluates the recoverability of its inventory by reference to its internal estimates of future demands and product life cycles. As of April 30, 2014, due to development delays by the Company’s licensee, the Company does not believe the existing inventory will be sold prior to the expiration of its stability life and has recorded a charge of approximately $97,000 to cost of sales for the year ended April 30, 2014 equal to the carrying value of cosmetics inventory. The Company's future estimates are subjective and actual results may vary.

Inventories are recorded at cost using the First-In-First-Out (“FIFO”) method. Ending inventories are comprised of raw materials and direct costs of manufacturing and valued at the lower of cost or market. Inventories consisted of the following as of April 30, 2014 and 2013:

	April 30, 2014	April 30, 2013
Raw materials	$-	$28,779
Finished goods	-	70,425
	$-	$99,204

Other current assets

Other current assets consist of the following:

	April 30, 2014	April 30, 2013
R&D materials	$177,406	$159,892
Other	-	7,090
Dermacyte samples	-	3,428
	$177,406	$170,410

Property and equipment, net

Property and equipment consist of the following:

	April 30, 2014	April 30, 2013
Laboratory equipment	$683,632	$768,252
Computer equipment and software	142,380	135,697
Office furniture and fixtures	130,192	130,192
	956,204	1,034,141
Less: Accumulated depreciation and amortization	(831,830)	(828,752)
	$124,374	$205,389

Depreciation and amortization expense was $88,300 and $92,959 for the years ended April 30, 2014 and 2013, respectively.

Accrued liabilities

Accrued liabilities consist of the following:

	April 30, 2014	April 30, 2013
Employee related	$609,130	$66,632
Deferred revenue	124,521	185,068
Operating costs	76,632	19,865
Restructuring liability	43,728	43,728
Convertible note interest payable	4,125	59,583
Accrued settlement costs	-	500,000
	$858,136	$874,876

Other liabilities

As further discussed in Note H below, following the closing of the Company’s research and development facility in California, the Company entered into a long-term sublease agreement with an unrelated third party covering the vacated space which extends through the termination date. The Company recorded a liability for the remaining lease payments due under its long-term, non-cancelable operating lease for this facility, net of sublease payments, which expires in July 2015. The table below summarizes the net future minimum payments due under this lease agreement.

	April 30, 2014	April 30, 2013
Net non-cancelable operating lease obligation	$54,660	$98,388
Less: current portion	(43,728)	(43,728)
Long-term portion of net non-cancelable operating lease obligation	$10,932	$54,660

NOTE D—ACQUISITION

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

Under the terms and subject to the conditions of the Asset Purchase Agreement, Life Newco acquired (the “Acquisition”) certain assets, including that certain License Agreement (the “License”), dated September 20, 2013 by and between Phyxius and Orion Corporation, a global healthcare company incorporated under the laws of Finland (“Orion”), and that certain Side Letter, dated October 15, 2013 by and between Phyxius and Orion.  The License grants Life Newco an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing Levosimedan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial (the “Product”) in the United States and Canada (the “Territory”).  Pursuant to the License, Life Newco must use Orion’s “Simdax®” trademark to commercialize the Product.  The License also grants to Life Newco a right of first refusal to commercialize new developments of the Product, including developments as to the formulation, presentation, means of delivery, route of administration, dosage or indication.  Orion’s ongoing role under the License includes sublicense approval, serving as the sole source of manufacture, holding a first right to enforce intellectual property rights in the Territory, and certain regulatory participation rights.  Additionally, Life Newco must grant back to Orion a broad non-exclusive license to any patents or clinical trial data related to the Product developed by Life Newco under the License.  The License has a fifteen (15) year term, provided, however, that the License will continue after the end of the fifteen year term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country (the “Term”).  Orion may terminate the License if the human clinical trial using the Product and studying reduction in morbidity and mortality of cardiac surgery patients at risk of low cardiac output syndrome (LCOS) as described in the US Food and Drug Administration (the “FDA”) agreed upon clinical study protocol (the “Study”) is not started by July 31, 2014. As of July 24, 2014 the Company is in negotiations with multiple clinical sites.

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

The rights, preferences and privileges of the Series E Stock are set forth in the Certificate of Designation of Series E Convertible Preferred Stock that the Company filed with the Secretary of State of the State of Delaware on November 13, 2013.  Each share of Series E Stock automatically converted into 100 shares of common stock following receipt of stockholder approval for the transaction at the special meeting of stockholders held on March 13, 2014.  Approximately 11% of the shares of converted common stock vested immediately upon receipt of stockholder approval for the transaction, while the remainder vested upon the closing of the Company’s underwritten offering of 9,285,714 shares of common stock on March 21, 2014, which resulted in net proceeds of approximately $55 million.

The Series E Stock was convertible into restricted common shares using a 100-for-one ratio at any time and in accordance with a vesting schedule contingent upon achievement of Company-specific non-financial conditions. As a result, the fair value of the Preferred Shares was inferred based on their common stock equivalent value given the conversion terms. The conditional vesting of the Series E Stock was accounted for by subtracting the fair value of an equal number of put options that would effectively protect the common stock equivalent stock value as of the closing date. The terms of the put options were as follows:

-	Exercise price equal to the common stock price as of the Valuation Date.

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

In accordance with the provisions of FASB ASC 805, the following table presents the preliminary allocation of the total fair value of consideration transferred, as discussed above, to the acquired tangible and intangible assets and assumed liabilities of Phyxius based on their estimated fair values as of the closing date of the transaction, measurement period adjustments recorded since the acquisition date and the adjusted allocation of the total fair value:

	November 13, 2013	Measurement	November 13, 2013
	(As initially reported)	Period Adjustments (1)	(As adjusted)
IPR&D	$22,000,000	$-	$22,000,000
Trade and other payables	(256,000)	-	(256,000)
Liabilities arising from a contingency	(1,000,000)	-	(1,000,000)
Deferred tax liability related to intangibles acquired	-	(7,962,100)	(7,962,100)
Total identifiable net assets	20,744,000	(7,962,100)	12,781,900
Goodwill	3,303,000	7,962,100	11,265,100
Total fair value of consideration	$24,047,000	$-	$24,047,000

(1)
The measurement period adjustments primarily reflect the recording of a deferred tax liability and resulting goodwill.  The measurement period adjustments were made to reflect facts and circumstances existing as of the acquisition date and did not result from intervening events subsequent to the acquisition date.

The fair value of the acquired in-process research and development, (“IPR&D”), intangible asset of approximately $22.0 million was determined using the multi-period excess earnings method. The Company did not acquire any other class of assets as a result of the acquisition.

Pursuant to the terms of the License, the Company paid to Orion a non-refundable up-front payment in the amount of $1 million.

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

In connection with the closing of the Acquisition, Phyxius’ co-founder, Chief Executive Officer and stockholder, John Kelley, became the Company’s Chief Executive Officer and two other Phyxius employees and stockholders, Doug Randall and Douglas Hay, PhD became employees of the Company as Vice President, Business and Commercial Operations and Vice President, Regulatory Affairs, respectively.  Michael Jebsen, the Company’s prior Interim Chief Executive Officer and current Chief Financial Officer, continued serving as the Company’s Chief Financial Officer.  In addition, Mr. Kelley was subsequently appointed to the Company’s Board of Directors, and Gerald T. Proehl, a designee of the Phyxius Stockholders, was appointed to the Board of Directors on April 3, 2014 following receipt of stockholder approval for the transaction.  Pursuant to the Asset Purchase Agreement, the Company agreed to propose that its stockholders approve an amendment to the Company’s 1999 Stock Plan to increase the amount of stock options authorized for issuance under the 1999 Stock Plan to not less than 4,000,000 shares of common stock. On March 13, 2014, the Company received stockholder approval to increase the option plan. In accordance with terms of the Acquisition, the Company issued an aggregate of 3,572,880 stock options with a grant date fair value of $15,818,512, to the individuals described above. See Note G for additional details

The common stock and Series E Stock issued as the consideration in the Acquisition were issued and sold without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.  Accordingly, the Phyxius Stockholders may sell the shares of common stock and Series E Stock only pursuant to an effective registration statement under the Securities Act covering the resale of those securities, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act.

The table below presents unaudited pro forma information as if the Company’s acquisition of Phyxius had occurred at the beginning of the earliest period presented, which was May 1, 2012. The pro forma financial information is not indicative of the results of operations that would have occurred had the transaction been effected on the assumed date or of the results that may occur in the future:

	Year ended April 30,
	2014	2013
Total net revenue	158,926	1,190,928
Net loss	$19,560,030	$9,418,395

Net loss attributable to common stockholders	$25,363,392	$10,376,466

Net loss per share, basic	$(2.37)	$(3.44)
Weighted average number of common shares outstanding, basic	10,717,037	3,017,124
Net loss per share, diluted	$(2.37)	$(3.76)
Weighted average number of common shares outstanding, diluted	10,717,037	3,125,869

NOTE E—INTANGIBLE ASSETS

The following table summarizes our intangible assets as of April 30, 2014:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	$22,000,000	N/A	$-	$-	$22,000,000
Patents	724,067	10.8	-	(289,943)	434,124
License Rights	607,947	14.6	-	(148,713)	459,234
Trademarks	106,386	N/A	-	-	106,386
Total	$23,438,400		$-	$(438,656)	$22,999,744

The following table summarizes our intangible assets as of April 30, 2013:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

Patents	$645,918	11.2	$(27,279)	$(258,499)	$360,140
License Rights	572,370	15.6	-	(117,969)	454,401
Trademarks	110,157	N/A	-	-	110,157
Total	$1,328,445		$(27,279)	$(376,468)	$924,698

For the years ended April 30, 2014 and 2013, the aggregate amortization expense on the above intangibles was approximately $62,189 and $55,845, respectively. The following table summarizes the aggregate amortization expense over the remaining life of the patents and license rights as of April 30, 2014:

Year ending April 30,	Amount

2015	$66,525
2016	65,949
2017	62,032
2018	61,239
2019	61,111
Therafter	576,502
$893,358

In Process Research and Development— The levosimendan product in Phase III clinical trial represents an IPR&D asset. The IPR&D asset is a research and development project rather than a product or processes already in service or being sold. Research and development intangible assets are considered indefinite-lived until the abandonment or completion of the associated research and development efforts. If abandoned, the assets would be impaired. Research and development expenditures that are incurred after the acquisition, including those for completing the research and development activities related to the acquired intangible research and development assets, are generally expensed as incurred.

Patents and License Rights—The Company currently holds, has filed for, or owns exclusive rights to, U.S. and worldwide patents covering 13 various methods and uses of its perfluorocarbon (“PFC”) technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter.

The Company completed its annual impairment test of its patents and license rights during the fourth quarter of fiscal years 2014 and 2013. The Company wrote-off approximately $0 and $27,000 of capitalized costs for patent applications that were withdrawn or abandoned during the years ended April 30, 2014 and 2013, respectively. These asset impairment charges primarily related to the Company’s topical formulations using alternative PFCs which were determined not to be a core component of the Company’s development strategy. The Company capitalized patent costs of approximately $137,000 and $135,000 for the year ended April 30, 2014 and 2013, respectively.

Trademarks—The Company currently holds, or has filed for, trademarks to protect the use of names and descriptions of its products and technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its trademark applications. These trademarks are evaluated annually for impairment in accordance with ASC 350, Intangibles – Goodwill and other. The Company evaluates (i) its expected use of the underlying asset, (ii) any laws, regulations, or contracts that may limit the useful life, (iii) the effects of obsolescence, demand, competition, and stability of the industry, and (iv) the level of costs to be incurred to commercialize the underlying asset. The Company capitalized trademark costs of approximately $0 and $1,100, for the year ended April 30, 2014 and 2013, respectively.

NOTE F—NOTES PAYABLE

The following table summarizes the Company’s outstanding notes payable as of April 30, 2014 and 2013:

	April 30, 2014	April 30, 2013
Current portion of notes payable, net	$63,568	$57,539
Current portion of convertible notes payable	300,000	-
Less: Unamortized discount	(16,678)
Current portion of notes payable, net	$346,890	$57,539

Long-term portion of convertible notes payable	$-	$4,900,001
Less: Unamortized discount	-	(1,905,559)
Long-term portion of notes payable, net	$-	$2,994,442

Convertible Note

On June 29, 2011, the Company issued a note (the “June Note”) with a principal amount of approximately $300,000 and Warrants to purchase 6,652 shares of common stock. On July 1, 2011, the Company issued a separate note (together with the June Note, the “Notes”) with a principal amount of $4,600,000 and warrants to purchase 101,996 shares of common stock. The aggregate gross proceeds to the Company from the offering were approximately $4.9 million, excluding any proceeds from the exercise of any warrants. The aggregate placement agent fees were $297,000 and legal fees associated with the offering were $88,839. These costs have been capitalized as debt issue costs and will be amortized as interest expense over the life of the Notes. The Company recorded amortization of debt issue costs of $128,616 for each of the years ended April 30, 2014 and 2013.

The total value allocated to the warrants was $1,960,497 and was recorded as a debt discount against the proceeds of the notes.  In addition, the beneficial conversion features related to the notes were determined to be $2,939,504.  As a result, the aggregate discount on the notes totaled $4,900,001, and is being amortized over term of the notes.  The Company recorded interest expense for the amortization of debt discount $483,330 and $1,633,332 for the year ended April 30, 2014 and 2013, respectively.

Interest on the Notes accrues at a rate of 15% annually and will be paid in quarterly installments commencing on the third month anniversary of issuance. The Notes will mature 36 months from the date of issuance. The Notes may be converted into shares of common stock at a conversion price of $45.10 per share (subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like) (the "Conversion Price") in whole or in part, at any time at the option of the holders of the Notes. The Notes also will automatically convert into shares of common stock at the Conversion Price at the election of a majority-in-interest of the holders of notes issued under the purchase agreement or upon the acquisition or sale of all or substantially all of the assets of the Company. The Company may make each applicable interest payment or payment of principal in cash, shares of common stock at the Conversion Price, or any combination thereof. The Company may elect to prepay all or any portion of the Notes without prepayment penalties only with the approval of a majority-in-interest of the note holders under the purchase agreement at the time of the election.   The Notes contain various events of default such as failing to timely make any payment under the Note when due, which may result in all outstanding obligations under the Note becoming immediately due and payable.

As further discussed in Note G below, on August 22, 2013 holders of $4.6 million of the Notes received 4,600 shares of the Company’s Series D 8% Convertible Preferred Stock (the “Series D Stock”) as consideration for cancelling their outstanding Note. On that date, the Company recognized non-cash interest expense of $1,311,847 for the remaining unamortized debt discount associated with this Note.

NOTE G—STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s Certificate of Incorporation, the Board of Directors is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. As of April 30, 2014, 9,947,439 shares of preferred stock are undesignated.

On November 13, 2013, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 32,992 shares of its authorized but unissued shares of preferred stock as Series E Stock.

On August 22, 2013, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 4,600 shares of its authorized but unissued shares of preferred stock as Series D Stock.

On July 22, 2013, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 5,369 shares of its authorized but unissued shares of preferred stock as Series C Stock.

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

On December 8, 2011, the Company filed a Certificate of Designation with the Secretary of State of the State of Delaware designating 7,500 shares of its authorized but unissued shares of preferred stock as Series A Stock.

Series E Stock

As further discussed in Note D above, on November 13, 2013 the Company issued 32,992 shares of its Series E Stock, which are convertible into an aggregate of 3,299,200 shares of common stock, as partial consideration to acquire certain assets of Phyxius Pharma, Inc. pursuant to the Asset Purchase Agreement.

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

During the year ended April 30, 2014, 32,992 shares of Series E Stock were converted into 3,299,200 shares of Common Stock. As of April 30, 2014 there were no shares of Series E Stock outstanding.

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

During the year ended April 30, 2014, 4,600 shares of Series D Stock were converted into 2,358,974 shares of Common Stock and the Company issued 576,084 shares of its common stock in the form of Series D Stock dividends. As of April 30, 2014 there were no shares of Series D Stock outstanding.

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

During the year ended April 30, 2014, 5,369 shares of Series C Stock were converted into 2,753,327 shares of common stock and the Company issued 831,401 shares of its common stock for the payment of $1,288,560 as dividends on the Series C Stock. As of April 30, 2014 there were no shares of Series C Stock outstanding.

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

During the year ended April 30, 2014, 987 shares of Series B Stock were converted into 644,915 shares of common stock.  As of April 30, 2014 there were no shares of Series B Stock outstanding.

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

Interest expense on the outstanding Series A Stock was approximately $0 and $1.7 million for the year ended April 30, 2014 and 2013, respectively. The recorded interest for the prior period was comprised of approximately $657,000 for the calculated fair value of the warrants issued with the Series A Stock and $763,000 for the excess of the fair-value of the shares issued upon conversion over the fair value of the Series A Stock.

Interest expense recorded for the payment of dividends on the Series A Stock was approximately $0 and $310,000 for the year ended April 30, 2014 and 2013, respectively.

No Series A Stock was outstanding during the years ended April 30, 2014 or April 30, 2013.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of April 30, 2014 and 2013, there were 27,858,000 and 1,930,078 shares of common stock issued and outstanding.

Warrants

Series D Warrants

On August 22, 2013, the Company closed its previously announced private placement of an aggregate of $4.6 million shares of the Company’s Series D Stock to OXBT Fund.  In connection with the purchase of shares of Series D Stock, OXBT Fund received the Series D Warrant to purchase 2,358,975 shares of common stock at an exercise price equal to $2.60 and contractual term of 6 years. In accordance with ASC 815, these warrants are classified as equity and their relative fair-value of $1,531,167 was recognized as a deemed dividend on the Series D Stock during the year ended April 30, 2014. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

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

Series C Warrants

As part of the offering of Series C Stock, the Company issued 2,753,348 Series C Warrants at an exercise price of $2.60 per share and contractual term of 6 years. In accordance with ASC 815, these warrants are classified as equity and their relative fair-value of $1,867,991 was recognized as a deemed dividend on the Series C Stock during the year ended April 30, 2014. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

In connection with the Series C Offering described above, the Company entered into a Placement Agency Agreement (the “Placement Agency Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Placement Agent”) pursuant to which the Placement Agent agreed to act as the Company’s exclusive placement agent for the Series C Offering. In accordance with the Placement Agency Agreement, on July 23, 2013 the Company issued to the Placement Agent warrants to purchase 53,539 shares of common stock at an exercise price of $2.4375 per share and a contractual term of 3 years. In accordance with ASC 815, these warrants are classified as equity and their relative fair-value of $51,231 was recognized as additional paid in capital during the year ended April 30, 2014. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

On August 23, 2013, the Company entered into agreements with certain institutional investors to amend the terms of certain outstanding warrants to purchase an aggregate of 2,681,283 shares of the Company’s common stock issued by the Company on February 27, 2013 and July 27, 2013 (collectively, the “Warrant Amendments”).  The Warrant Amendments replace the price protection anti-dilution provision of each warrant with a covenant that the Company will not issue common stock or common stock equivalents at an effective price per share below the exercise price of such warrant without prior written consent, subject to certain exceptions. As of April 30, 2014, none of these amended warrants remain outstanding.

During the year ended April 30, 2014, the Company received cash of approximately $6.5 million and issued 2,512,825 shares of common stock upon the exercise of outstanding Series C Warrants. As of April 30, 2014, 240,523 Series C Warrants are outstanding.

In accordance with ASC 815-40-35-8, the company reassessed the classification of the remaining Series C Warrants. On November 11, 2013, the Company satisfied certain contractual obligations pursuant to the Series C offering which caused certain “down-round” price protection clauses in the outstanding warrants to become effective on that date. In accordance with ASC 815-40-35-9, On November 11, 2013, the Company reclassified these warrants as a current liability and recorded a warrant liability of $1,082,941 which represents the fair market value of the warrants at that date. The initial fair value recorded as warrants within stockholders’ equity of $233,036 was reversed and the change in fair value was recorded as a component of other expense.

The estimated fair value is determined using the Monte Carlo Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends, expected volatility of the price of the underlying common stock as well as other estimates and assumptions.

As of April 30, 2014, the fair value of the warrant liability was $954,876. The Company recorded a loss of $721,840 for the change in fair value on the consolidated statement of operations for the year ended April 30, 2014.

Series B Warrants

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

During the year ended April 30, 2014, the Company received proceeds of $567,000 and issued 630,000 shares of common stock upon the exercise of the Series B warrants. As of April 30, 2014, there were no Series B warrants outstanding.

Series A Warrants

On December 12, 2011, the Company issued warrants to purchase 39,415 shares of common stock as part of the Series A Stock Offering. The warrants were issued at an initial exercise price of $44.40. The Warrants were issued with a six-year term and are exercisable beginning December 12, 2012. In June 2012, the Company issued warrants to purchase 28,154 shares of Common Stock as part of the Series A Stock subsequent closing. The Warrants were issued with a six-year term and are exercisable beginning June 17, 2013. On February 21, 2013, the Company entered into an agreement with the holders of these warrants (the “Warrant Exchange Agreements”) under which all of the outstanding warrants were cancelled in exchange for an aggregate of 20,000 shares of the Company’s common stock and $380,000 in cash pursuant to Section 3(a)(9) under the Securities Act.

The following table summarizes the Company’s warrant activity for the year ended April 30, 2014:

	Warrants	Weighted Average Exercise Price
Outstanding at April 30, 2012	261,999	$41.60
Issued	658,154	6.69
Cancelled	(67,568)	44.40
Forfeited	(93,175)	38.40
Outstanding at April 30, 2013	759,410	$11.00
Issued	5,165,862	2.60
Exercised	(3,161,145)	2.26
Forfeited	(1,661)	126.00
Outstanding at April 30, 2014	2,762,466	$4.28

During the year ended April 30, 2014, the Company received approximately $7.1 million and issued 3,161,145 shares of common stock upon the exercise of outstanding warrants.

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

Pursuant to the Asset Purchase Agreement described in Note D above, the Company agreed to propose that its stockholders approve an amendment to the Company’s 1999 Stock Plan to increase the amount of stock options authorized for issuance under the 1999 Stock Plan to not less than 4,000,000 shares of common stock. On March 13, 2014, at the special meeting of stockholders, the Company’s stockholders approved an amendment to the Plan to increase the number of shares of common stock authorized for issuance under the Plan to 4,000,000 shares of common stock. In accordance with terms of the Acquisition, the Company issued an aggregate of 3,572,880 stock options with a grant date fair value of $15,818,512, to the Chief Executive Officer, the Chief Financial Officer, the Executive Vice President, Business and Commercial Operations and the Executive Vice President, Regulatory Affairs. During the year ended April 30, 2014, the Company recorded approximately $7.9 million of compensation expense for the vested options in its consolidated statements of operations. An additional $7.9 million of compensation expense related to these grants will be recognized as performance vesting conditions are achieved.

As of April 30, 2014 the Company had 155,408 shares of common stock available for grant under the Plan.

The following table summarizes the shares available for grant under the Plan for the year ended April 30, 2014 and 2013:

Shares Available for Grant
Balances, at April 30, 2012	276,582
Options granted	(1,595)
Options cancelled/forfeited	7,851
Restricted stock granted	(5,318)
Restricted stock cancelled/forfeited	5,206
Balances, at April 30, 2013	282,726
additional shares reserved	3,600,000
Options granted	(3,637,822)
Options cancelled/forfeited	1,300
Restricted stock granted	(135,662)
Restricted stock cancelled/forfeited	44,866
Balances, at April 30, 2014	155,408

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

The following table summarizes the outstanding stock options under the Plan for the years ended April 30, 2014 and 2013:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances, at April 30, 2012	17,592	$81.20
Options granted	1,595	$32.60
Options cancelled	(7,851)	$106.40
Balances, at April 30, 2013	11,336	$57.00
Options granted	3,637,822	$5.64
Options cancelled	(1,300)	$43.90
Balances, at April 30, 2014	3,647,858	$5.79	$8,736	(1)

(1)
Amount represents the difference between the exercise price and $4.88, the closing price of Oxygen Biotherapeutics’ stock on April 30, 2014, as reported on The NASDAQ Capital Market, for all in-the-money options outstanding.

The following table summarizes all options outstanding as of April 30, 2014:

	Options Outstanding at April 30, 2014		Options Exercisable and Vested at April 30, 2014
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price
$1.61 to $5.65	3,637,843	9.9	1,826,145	$5.63
$14.80 to $59.80	6,455	7.0	5,979	$39.82
$60.80 to $102.00	2,351	4.4	2,351	$80.65
$111.60 to $138.00	1,209	5.4	1,209	$121.81

	3,647,858	9.9	1,835,684	$5.91

The following table summarizes options outstanding that have vested and are expected to vest based on options outstanding as of April 30, 2014:

	Number of Option Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life (Years)
Vested	1,835,684	$5.91	$8,736	9.9
Vested and expected to vest	3,645,025	$5.79	$9,237	9.9

(1)
Amount represents the difference between the exercise price and $4.88, the closing price of Oxygen Biotherapeutics’ stock on April 30, 2014, as reported on The NASDAQ Capital Market, for all in-the-money options outstanding.

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the years ended April 30, 2014 and 2013:

	For the year ended April 30
	2014	2013
Risk-free interest rate (weighted average)	1.80%	1.29%
Expected volatility (weighted average)	98.20%	79.62%
Expected term (in years)	6	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.

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

Forfeitures
As stock-based compensation expense recognized in the statement of operations for the years ended April 30, 2014 and 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

The weighted-average grant-date fair value of options granted during the years ended April 30, 2014 and 2013 was $5.64 and $32.60, respectively

As of April 30, 2014, there were unrecognized compensation costs of approximately $8 million related to non-vested stock option awards granted after May 1, 2004 that will be recognized on a straight-line basis over the weighted average remaining vesting period of 2 years.

Restricted Stock Grants

The following table summarizes the restricted stock grants under the Plan for the year ended April 30, 2014:

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at April 30, 2012	1,805	$43.80
Restricted stock granted	5,318	$35.00
Restricted stock vested	(4,465)	$32.60
Restricted stock cancelled	(741)	$36.20
Balances, at April 30, 2013	1,917	$48.40
Restricted stock granted	135,662	$3.00
Restricted stock vested	(50,235)	$2.30
Restricted stock cancelled	(31,503)	$1.67
Restricted stock forfeited	(13,363)	$4.49
Balances, at April 30, 2014	42,478	$6.39

The Company recorded compensation expense for these restricted stock grants of $356,639 and $162,991 for the year ended April 30, 2014 and April 30, 2013, respectively.

As of April 30, 2014, there were unrecognized compensation costs of approximately $6,000 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period.

NOTE H—RESTRUCTURING EXPENSE

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

The following table summarizes the impact of the work force reductions and other associated costs on operating expenses and payments for the year ended April 30, 2014, and the liability remaining on the balance sheet as of April 30, 2014.

	Charges Incurred During the Year Ended April 30, 2014	Amounts Paid Through April 30, 2014	Amounts Accrued at April 30, 2014
Future lease obligations, net of sublease revenue	$-	$87,224	$54,660

The Company recorded all restructuring expenses as operating expenses on the consolidated statement of operations. All restructuring costs were paid by April 30, 2014, with the exception of approximately $55,000 of future lease obligations, net of sublease revenue.

NOTE I—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under an operating lease that includes fixed annual increases and expires in February 2016. Total rent expense was $107,946 and $151,125 for the years ended April 30, 2014 and 2013, respectively.

The future minimum payments for the long-term, non-cancelable lease are as follows:

Year ending April 30,
2015	111,171
2016	94,917

$206,088

Simdax license agreement

As further discussed in Note D above, on November 13, 2013 the Company acquired the License which granted it an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing Levosimedan in the United States and Canada.  Pursuant to the License, the Company must use Orion’s “Simdax®” trademark to commercialize the Product.  The License also grants to the Company a right of first refusal to commercialize new developments of the Product, including developments as to the formulation, presentation, means of delivery, route of administration, dosage or indication.  Orion’s ongoing role under the License includes sublicense approval, serving as the sole source of manufacture, holding a first right to enforce intellectual property rights in the Territory, and certain regulatory participation rights.  Additionally, the Company must grant back to Orion a broad non-exclusive license to any patents or clinical trial data related to the Product developed by the Company under the License.  The License has a fifteen (15) year term, provided, however, that the License will continue after the end of the fifteen year term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country.  Orion may terminate the License if the Study is not started by July 31, 2014.

The License includes the following development milestones for which the Company shall make non-refundable payments to Orion no later than twenty-eight (28) days after the occurrence of the applicable milestone event: (i) $2.0 million upon the grant of FDA approval, including all registrations, licenses, authorizations and necessary approvals, to develop and/or commercialize the Product in the United States; and (ii) $1.0 million upon the grant of regulatory approval for the Product in Canada. Once commercialized, the Company is obligated to make certain non-refundable commercialization milestone payments to Orion, aggregating up to $13.0 million, contingent upon achievement of certain cumulative net sales amounts in the Territory.  The Company must also pay Orion tiered royalties based on net sales of the Product in the Territory made by the Company and its sublicensees. After the end of the Term, the Company must pay Orion a royalty based on net sales of the Product in the Territory for as long as Life Newco sells the Product in the Territory.

As of April 30, 2014, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

Agreement with Virginia Commonwealth University

In May 2008 the Company entered into a license agreement with Virginia Commonwealth University (“Licensor”, “VCU”) whereby it obtained a worldwide, exclusive license to valid claims under three of the Licensor's patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications unless the Company elects to terminate the agreement prior to patent expiration.  Under the agreement the Company has an obligation to diligently pursue product development and pursue, at its own expense, prosecution of the patent applications covered by the agreement. As part of the agreement, the Company is required to pay to VCU nonrefundable payments upon achieving development and regulatory milestones. As of April 30, 2014, the Company has not met any of the developmental milestones.

The agreement with VCU also requires the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. This fee is recorded as an other current asset and is amortized over the fiscal year.  Amortization expense was $70,000 for each of the years ended April 30, 2014 and 2013.

Litigation

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s Consolidated Financial Statements.

NOTE J—401(k) BENEFIT PLAN

The Company sponsors a 401(k) Retirement Savings Plan (the “401(k) Plan”) for all eligible employees. Full-time employees over the age of 18 are eligible to participate in the 401(k) Plan after 90 days of continuous employment. Participants may elect to defer earnings into the 401(k) Plan up to the annual IRS limits and the Company provides a matching contribution up to 5% of the participants’ annual salary in accordance with the 401(k) Plan documents. The 401(k) Plan is managed by a third-party trustee. For the periods ended April 30, 2014 and 2013, the Company recorded $47,087 and $46,847 respectively, for matching contributions expense.

NOTE K—INCOME TAXES

The Company has not recorded any income tax expense or benefit for the periods ended April 30, 2014 and 2013 due to its history of net operating losses.

The reconciliations of income tax expenses (benefit) at the statutory federal income tax rate of 34% for the periods ended April 30, 2014 and 2013 are as follows:

	2014	2013
U.S. federal taxes (benefit) at statutory rate	$(6,644,225)	$(3,201,372)
State income tax benefit, net of federal benefit	(765,026)	(356,452)
Stock compensation	3,099,270
Nondeductible interest	827,284	1,592,027
Other nondeductible	292,355	47,652
Other, including effect of tax rate brackets	53,621	132,806
Change in state tax rate	(8,377)	-
Change in valuation allowance	3,145,098	1,785,339
	$-	$-

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax assets are as follows:

Deferred Tax Assets	2014	2013
Net operating Loss Carryforwards	$30,748,100	$27,446,605
Accruals and other	230,900	336,631
Depreciation and amortization	-	16,766
Net deferred tax assets	30,979,000	27,800,002
Deferred Tax Liabilities
IPR&D	(7,962,100)	-
Other liabilities	(33,900)	-
Valuation allowance	(30,945,100)	(27,800,002)
Net Deferred Tax Liabilities	$(7,962,100)	$-

 The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time that it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

As of April 30, 2014, the Company had Federal and State net operating loss carryforwards of approximately $82.8 million and $65.9 million available to offset future federal and state taxable income, respectively. The federal net operating loss carryforwards began to expire in 2012 and the state net operating loss carryforwards begin to expire in 2023 respectively and valuation allowances have been provided.

Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of the net operating losses before utilization.

Management has evaluated all other tax positions that could have a significant effect on the Consolidated Financial Statements and determined the Company had no uncertain income tax positions at April 30, 2014.

The Company files U.S. and state income tax returns with varying statutes of limitations. The tax years 1999 and forward remain open to examination due to the carryover of unused net operating losses or tax credits.

NOTE L—SUBSEQUENT EVENTS

On June 25, 2014, the Company made a payment of $300,000 to the holder of the Convertible Note for the principal balance due June 29, 2014. In addition, the Company issued 255 shares of unregistered common stock for payment of $11,500 for accrued interest payable.

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

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K.  Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

From time to time, we may review and make changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal control over financial reporting and which do not have a material effect on our overall internal control over financial reporting.  During the three months ended April 30, 2014, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with GAAP.  Internal control over financial reporting includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of Consolidated Financial Statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

-
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our Consolidated Financial Statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2014.  In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 30, 2014.

ITEM 9B—OTHER INFORMATION

There is no information to report under this item for the quarter ended April 30, 2014.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1) The Consolidated Financial Statements and information listed below are included in this report in Part II, Item 8.

-	Reports of Independent Registered Public Accounting Firm.

-	Consolidated Balance Sheets as of April 30, 2014 and 2013.

-	Consolidated Statements of Operations for each of the two years ended April 30, 2014 and April 30, 2013.

-	Consolidated Statements of Stockholders’ Equity (Deficit) for each of the two years ended April 30, 2014 and April 30, 2013.

-	Consolidated Statements of Cash Flows for each of the two years ended April 30, 2014 and April 30, 2013.

-	Notes to the Consolidated Financial Statements.

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

OXYGEN BIOTHERAPEUTICS, INC.

Date: July 29, 2014	By:	/s/ John P. Kelley
John P. Kelley
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints John P. Kelley and Michael B. Jebsen, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John P. Kelley	Chief Executive Officer	July 29, 2014
John P. Kelley	(Principal Executive Officer)

/s/ Michael B. Jebsen	Chief Financial Officer	July 29, 2014
Michael B. Jebsen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald R. Blanck	Director	July 29, 2014
Ronald R. Blanck, DO

/s/ Gregory Pepin	Director	July 29, 2014
Gregory Pepin

/s/ William A. Chatfield	Director	July 29, 2014
William A. Chatfield

/s/ Chris A. Rallis	Director	July 29, 2014
Chris A. Rallis

/s/ Anthony DiTonno	Director	July 29, 2014
Anthony DiTonno

/s/ Gerald Proehl	Director	July 29, 2014
Gerald Proehl

EXHIBIT INDEX

Exhibit No.	Exhibits Required by Item 601 of Regulation S-K

2.1	Agreement and Plan of Merger dated April 28, 2008 (1)

2.2	Asset Purchase Agreement by and between Oxygen Biotherapeutics, Inc., Life Newco, Inc., Phyxius Pharma, Inc., and the stockholders of Phyxius Pharma, Inc. dated October 21, 2013 (34)

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment of the Certificate of Incorporation (14)

3.3	Certificate of Amendment of the Certificate of Incorporation (30)

3.4	Certificate of Designations of Series A Convertible Preferred Stock (28)

3.5	Certificate of Designations of Series B-1 Convertible Preferred Stock (31)

3.6	Certificate of Designations of Series B-2 Convertible Preferred Stock (31)

3.7	Certificate of Designations of Series C 8% Convertible Preferred Stock (32)

3.8	Certificate of Designations of Series D 8% Convertible Preferred Stock (33)

3.9	Certificate of Designations of Series E Convertible Preferred Stock (34)

3.10	Amended and Restated Bylaws (22)

4.1	Specimen Stock Certificate (19)

10.1	Agreement with Leland C. Clark, Jr., Ph.D. dated November 20, 1992 with amendments, Assignment of Intellectual Property/ Employment (2)

10.2	Agreement between the Registrant and Keith R. Watson, Ph.D. Assignment of Invention (2)

10.3	Children’s Hospital Research Foundation License Agreement dated February 28, 2001 (2)

10.4	Exclusive License Agreement with Virginia Commonwealth University dated May 22, 2008 (9)

10.5	Amendment no. 1 to the Exclusive License Agreement with Virginia Commonwealth University Intellectual Property Foundation (10)

10.6	Amendment no. 2 to the Exclusive License Agreement with Virginia Commonwealth University Intellectual Property Foundation (10)

10.7	Form of Option issued to Executive Officers and Directors (2)

10.8	Form of Option issued to Employees (2)

10.9	Restricted Stock Award Agreement (22)

10.10	Form of Warrant issued to Unsecured Note Holders 2006-2007 (3)

10.11	Form of Convertible Note – 2008 (4)

10.12	Form of Warrant issued to Convertible Note Holders (4)

10.13	Form of Purchase Agreement – US Purchase (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.14	Form of Purchase Agreement – Non-US Purchase (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.15	Form of Purchase Agreement – US Note Exchange (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.16	Form of Purchase Agreement – Non-US Note Exchange (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.17	Form of Warrant issued to Financing Consultants (5)

10.18	1999 Amended Stock Plan (amended 2008) (5)

10.19	Amendment No. 1 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan*

10.20	Amendment No. 2 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan*

10.21	Employment Agreement with Richard Kiral, restated February 1, 2009 (8)

10.22	Resignation of Employment and Consulting Agreement with Richard Kiral (20)

10.23	Employment Agreement with John Kelley dated November 13, 2013 (35)

10.24	Employment Agreement with Michael B. Jebsen dated December 1, 2010 (16)

10.25	Amended and Restated Employment Agreement with Michael B. Jebsen dated May 19, 2011 (20)

10.26	Second Amended and Restated Employment Agreement with Michael Jebsen dated November 13, 2013 (35)

10.27	Form of Indemnification Agreement (20)

10.28	Description of Non-Employee Director Compensation (25)

10.29	Securities Purchase Agreement (including exhibits) between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio dated June 8, 2009 (6)

10.30	Amendment no. 1 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (11)

10.31	Amendment no. 2 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (12)

10.32	Amendment no. 3 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (23)

10.33	Form of Exchange Agreement dated July 20, 2009 (7)

10.34	Waiver—Convertible Note (10)

10.35	Amendment—Common Stock Purchase Warrant (10)

10.36	Form of Warrant for May 2010 offering (13)

10.37	Form of Subscription Agreement for May 2010 offering (13)

10.38	Warrant issued to Blaise Group International, Inc. (14)

10.39	Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (15)

10.40	Form of Promissory Note under Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (15)

10.41	First Amendment to Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (17)

10.42	Lease Agreement for North Carolina corporate office (18)

10.43	Standard Industrial Lease relating to OBI’s California facility (12)

10.44	Task Order between the Company and NextPharma, dated November 15, 2011 (23)

10.45	Form of Convertible Note for July 2011 offering (included in exhibit 10.56)

10.46	Form of Warrant for July 2011 offering (included in exhibit 10.56)

10.47	Form of Convertible Note and Warrant Purchase Agreement for July 2011 offering (21)

10.48	Placement Agency Agreement, dated December 8, 2011, between Oxygen Biotherapeutics, Inc. and William Blair & Company, L.L.C., as placement agent (24)

10.49	Form of Warrant for December 2011 offering (24)

10.50	Form of Securities Purchase Agreement for December 2011 offering (24)

10.51	Form of Amendment Agreement for December 2011 offering (26)

10.52	Form of Lock-up Agreement for December 2011 offering (24)

10.53	Form of Amendment Agreement for December 2011 offering (27)

10.54	Fluoromed Supply Agreement (28)

10.55	Form of Warrant for February 2013 offering (29)

10.56	Placement Agency Agreement, dated February 22, 2013, between Oxygen Biotherapeutics, Inc. and Ladenburg Thalmann & Co. Inc., as placement agent (29)

10.57	Form of Securities Purchase Agreement for February 2013 offering (29)

10.58	Form of Registration Rights Agreement for February 2013 offering (29)

10.59
Form of Warrant Exchange Agreement, dated February 21, 2013, between Oxygen Biotherapeutics, Inc. and certain institutional investors party to the Securities Purchase Agreement for December 2011 Offering (29)

10.60	License and Supply Agreement dated February 5, 2013, between Oxygen Biotherapeutics, Inc. and Valor SA*

10.61	Settlement Agreement, dated March 14, 2013, among Oxygen Biotherapeutics, Inc., Tenor Opportunity Master Fund Ltd., Aria Opportunity Fund, Ltd., and Parsoon Opportunity Fund, Ltd.*

10.62	Form of Warrant for Series C 8% Convertible Preferred Stock Offering (32)

10.63	Placement Agency Agreement, dated July 21, 2013, between Oxygen Biotherapeutics, Inc. and Ladenburg Thalmann & Co. Inc., as placement agent (32)

10.64	Form of Securities Purchase Agreement for Series C 8% Convertible Preferred Stock Offering (32)

10.65	Lock-Up Agreement, dated August 16, 2013, between Oxygen Biotherapeutics, Inc. and JPS SPC 3 obo OXBT Fund, SP (33)

10.66	Warrant for Series D 8% Convertible Preferred Stock Offering (33)

10.67	Form of February Warrant Amendment (33)

10.68	Form of July Warrant Amendment (33)

10.69	Form of Securities Purchase Agreement for Series D 8% Convertible Preferred Stock Offering (34)

10.70	License Agreement dated September 20, 2013 by and between Phyxius Pharma, Inc. and Orion Corporation (36)

10.71	Amendment to Common Stock Purchase Agreement (36)

23.1	Consent of Independent Registered Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 30, 2008, and are incorporated herein by this reference.
(2)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 13, 2004, and are incorporated herein by this reference.
(3)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on September 6, 2006, and are incorporated herein by this reference.
(4)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 21, 2008, and are incorporated herein by this reference.
(5)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 13, 2008, and are incorporated herein by this reference.
(6)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 8, 2009, and is incorporated herein by this reference.
(7)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on July 21, 2009, and is incorporated herein by this reference.
(8)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on August 12, 2009, and are incorporated herein by this reference.
(9)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on September 22, 2008, and is incorporated herein by this reference.
(10)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 19, 2010, and are incorporated herein by this reference.
(11)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on September 2, 2009, and is incorporated herein by this reference.
(12)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on April 28, 2010, and are incorporated herein by this reference.

(13)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on May 4, 2010, and are incorporated herein by this reference.
(14)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on November 13, 2009, and are incorporated herein by reference.
(15)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on October 13, 2010, and are incorporated herein by this reference.
(16)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on December 9, 2010, and are incorporated herein by this reference.
(17)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on December 30, 2010, and is incorporated herein by this reference.
(18)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 21, 2011, and are incorporated herein by this reference.
(19)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on July 23, 2010, and are incorporated herein by this reference.
(20)	This document was filed as an exhibit to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on July 15, 2011, and is incorporated herein by this reference.
(21)	This document was filed as an exhibit to the current report on Form 8-K/A filed by Oxygen Biotherapeutics with the SEC on July 1, 2011, and is incorporated herein by this reference.
(22)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on December 15, 2011, and is incorporated herein by this reference.
(23)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on November 16, 2011, and are incorporated herein by this reference.
(24)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on December 9, 2011, and are incorporated herein by this reference.
(25)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 15, 2012, and is incorporated herein by this reference.
(26)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 15, 2012, and is incorporated herein by this reference.
(27)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 15, 2012, and is incorporated herein by reference.
(28)	These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on July 25, 2012, and are incorporated herein by this reference.
(29)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on February 25, 2013, and are incorporated herein by this reference.
(30)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on May 15, 2013, and is incorporated herein by this reference.
(31)	These documents were filed as exhibits to the registration statement on Form S-1 filed by Oxygen Biotherapeutics with the SEC on March 22, 2013, and are incorporated herein by this reference.
(32)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on July 25, 2013, and are incorporated herein by reference.

(33)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on August 26, 2013, and are incorporated herein by reference.
(34)	This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on October 25, 2013, and is incorporated herein by reference.
(35)	These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on November 19, 2013, and are incorporated herein by reference
(36)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Oxygen Biotherapeutics with the SEC on March 17, 2014, and are incorporated herein by this reference.
*	Filed herewith.