Form 10-Q
period 2014-07-31
OXYGEN BIOTHERAPEUTICS, INC.
filed 2014-09-15
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

As of September 12, 2014, the registrant had outstanding 28,107,264 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

OXYGEN BIOTHERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2014	2014
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$21,957,661	$58,320,555
Marketable securities	4,166,081	-
Accounts receivable	36,358	36,358
Government grant receivable	5,424	29,750
Prepaid expenses	273,579	401,964
Other current assets	216,834	177,406
Total current assets	26,655,937	58,966,033
Marketable securities	30,320,490	-
Property and equipment, net	102,594	124,374
Debt issuance costs, net	-	21,427
Intangible assets, net	22,998,133	22,999,744
Goodwill	11,265,100	11,265,100
Other assets	52,762	52,762
Total assets	$91,395,016	$93,429,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$585,914	$411,145
Accrued liabilities	612,822	858,136
Warrant liabilities	680,680	954,876
Current portion of notes payable, net	16,007	346,890
Total current liabilities	1,895,423	2,571,047
Other liabilities	-	10,932
Deferred tax liability	7,962,100	7,962,100
Total liabilities	9,857,523	10,544,079

Commitments and contingencies; see Note 7
Stockholders' equity
Preferred stock, undesignated, authorized 9,947,439 and 9,990,400 shares; respectively. See Note 8
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 28,107,264 and 27,858,000, respectively	2,811	2,786
Additional paid-in capital	220,357,577	219,468,498
Accumulated other comprehensive loss	(65,560)	-
Accumulated deficit	(138,757,335)	(136,585,923)
Total stockholders’ equity	81,537,493	82,885,361
Total liabilities and stockholders' equity	$91,395,016	$93,429,440

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended July 31,
	2014	2013
	(Unaudited)	(Unaudited)

Product revenue	$-	$35,394
Cost of sales	-	27,510
Net product revenue	-	7,884
Government grant revenue	-	157,920
Total net revenue	-	165,804

Operating expenses
Selling, general, and administrative	1,449,859	982,521
Research and development	966,514	772,893
Total operating expenses	2,416,373	1,755,414

Net operating loss	2,416,373	1,589,610

Interest expense	46,260	655,803
Other income	(291,221)	(141)
Net loss	$2,171,412	$2,245,272

Unrealized loss on marketable securities	65,560	-
Total comprehensive loss	$2,236,972	$2,245,272

Reconciliation of net loss to net loss attributable to common stockholders
Net loss	$2,171,412	$2,245,272
Preferred stock dividend	-	2,094,551
Net loss attributable to common stockholders	$2,171,412	$4,339,823

Net loss per share, basic	$(0.08)	$(2.06)
Weighted average number of common shares outstanding, basic	27,661,499	2,102,771
Net loss per share, diluted	$(0.08)	$(3.36)
Weighted average number of common shares outstanding, diluted	27,661,499	2,210,251

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended July 31,
	2014	2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,171,412)	$(2,245,272)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	38,486	37,300
Interest on debt instruments	45,606	628,321
Issuance and vesting of compensatory stock options and warrants	71,032	34,071
Issuance of common stock as compensation	14,840	13,261
Change in the fair value of warrants	(274,196)	-
Amortization of premium on marketable securities	9,728	-
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	204,949	679,044
Inventory	-	268
Accounts payable and accrued liabilities	78,590	(710,135)
Net cash used in operating activities	(1,982,377)	(1,563,142)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(35,627,219)	-
Sale of marketable securities	1,065,360	-
Capitalization of patent costs and license rights	(15,095)	(33,156)
Net cash used in investing activities	(34,576,954)	(33,156)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	543,998	-
Proceeds for issuance of convertible preferred stock, net of issuance costs	-	4,920,183
Payments on notes - short-term	(347,561)	(34,372)
Net cash provided by financing activities	196,437	4,885,811

Net change in cash and cash equivalents	(36,362,894)	3,289,513
Cash and cash equivalents, beginning of period	58,320,555	783,528
Cash and cash equivalents, end of period	$21,957,661	$4,073,041

Cash paid for:
Interest	$655	$27,483

The accompanying notes are an integral part of these Consolidated Financial Statements.

OXYGEN BIOTHERAPEUTICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS, Continued
(Unaudited)

Non-cash financing activities during the three months ended July 31, 2014:

(1)
The Company issued 255 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $45.10 for the payment of $11,500 interest payable on convertible notes with a gross carrying value of $300,000.

Non-cash financing activities during the three months ended July 31, 2013:

(1)
The Company issued 4,123 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $45.10 for the payment of $185,917 interest payable on convertible notes with a gross carrying value of $4,900,000.

(2)	The Company issued 120,944 shares of its common stock for payment of $226,560 on dividends to the Series C Convertible Preferred stock.

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

On October 18, 2013, the Company created a wholly owned subsidiary, Life Newco, Inc., a Delaware corporation (“Life Newco”), to acquire certain assets of Phyxius Pharma, Inc., a Delaware corporation (“Phyxius”) pursuant to an Asset Purchase Agreement, dated October 21, 2013 (the “Asset Purchase Agreement”), by and among the Company, Life Newco, Phyxius and the stockholders of Phyxius (the “Phyxius Stockholders”).  As further discussed in Note 7 below, on November 13, 2013, under the terms and subject to the conditions of the Asset Purchase Agreement, Life Newco acquired certain assets, including a license granting Life Newco an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada.

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

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value.  There was no impairment to goodwill recognized during the three months ended July 31, 2014.

Liquidity and Capital Resources

The Company has financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. It had $26,655,937 and $58,966,033 total current assets and working capital of $24,760,514 and $56,394,986 as of July 31, 2014 and April 30, 2014, respectively. Its practice is to invest excess cash, where available, in short-term money market investment instruments.

Cash resources including the fair value of our available for sale marketable securities as of July 31, 2014 were approximately $56.4 million, compared to approximately $58.3 million as of April 30, 2014. Based on its resources at July 31, 2014, and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through the fiscal year ending April 30, 2017. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

To the extent that the Company raises additional funds by issuing shares of its common stock or other securities convertible or exchangeable for shares of common stock, stockholders will experience dilution, which may be significant. In the event the Company raises additional capital through debt financings, the Company may incur significant interest expense and become subject to covenants in the related transaction documentation that may affect the manner in which the Company conducts its business. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to its technologies or product candidates, or grant licenses on terms that may not be favorable to the Company. Any or all of the foregoing may have a material adverse effect on the Company’s business and financial performance

Net Loss per Share

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

	Three months ended July 31,
	2014	2013
Historical net loss per share:
Numerator
Net loss attributable to common stockholders	$(2,171,412)	$(4,339,823)
Less: Effect of amortization of interest expense on convertible notes	-	(3,080,177)
Net loss attributable to common stockholders (diluted)	(2,171,412)	(7,420,000)
Denominator
Weighted-average common shares outstanding	27,661,499	2,102,771
Effect of dilutive securities	-	107,480
Denominator for diluted net loss per share	27,661,499	2,210,251

Basic net loss per share	$(0.08)	$(2.06)
Diluted net loss per share	$(0.08)	$(3.36)

The following outstanding options, warrants, convertible preferred stock and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Three months ended July 31,
	2014	2013

Options to purchase common stock	3,694,282	51,103
Warrants to purchase common stock	2,553,236	3,564,636
Restricted stock grants	12,384	13,975
Convertible preferred shares outstanding	-	2,417,101

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-12 – Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which provides explicit guidance for the accounting treatment for these types of awards. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

NOTE 3: FAIR VALUE

The Company records its financial assets and liabilities in accordance with the FASB Accounting Standards Codification (“ASC”) 820 Fair Value Measurements. The Company's balance sheet includes the following financial instruments: cash and cash equivalents, investments in marketable securities, short-term notes payable, and warrant liabilities. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments.

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

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At July 31, 2014, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	July 31, 2014
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$2,999,600	$1,702	$910	$(6,495)	$2,995,717
Corporate debt securities	30,719,562	279,584	-	(59,525)	30,939,621
Municipal bonds	549,600	2,083	-	(450)	551,233
Total investments	$34,268,762	$283,369	$910	$(66,470)	$34,486,571

The following table summarizes the scheduled maturity for the Company’s investments at July 31, 2014 and April 30, 2014.

	July 31, 2014	April 30, 2014
Maturing in one year or less	$4,166,081	$-
Maturing after one year through two years	30,320,490	-
Total investments	$34,486,571	$-

Warrant liability

On July 23, 2013, the Company issued common stock warrants in connection with the issuance of Series C 8% Preferred Stock (the “Series C Warrants”). As part of the offering, the Company issued 2,753,348 warrants at an exercise price of $2.60 per share and contractual term of 6 years. On November 11, 2013, the Company satisfied certain contractual obligations pursuant to the Series C offering which caused certain “down-round” price protection clauses in the outstanding warrants to become effective on that date. In accordance with ASC 815-40-35-9, the Company reclassified these warrants as a current liability and recorded a warrant liability of $1,380,883, which represents the fair market value of the warrants at that date. The initial fair value recorded as warrants within stockholders’ equity of $233,036 was reversed and the subsequent changes in fair value are recorded as a component of other expense.

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

The Monte Carlo model is used for the Series C Warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. This requires Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and fundamental transactions.  The other assumptions used by the Company are summarized in the following table for the Series C Warrants that were outstanding as of July 31, 2014 and April 30, 2014

Series C Warrants	July 31, 2014	April 30, 2014
Closing stock price	$3.70	$4.88
Expected dividend rate	0%	0%
Expected stock price volatility	88.95%	90.32%
Risk-free interest rate	1.75%	1.75%
Expected life (years)	4.98	5.23

As of July 31, 2014, the fair value of the warrant liability was $680,680. The Company recorded a gain of $274,196 for the change in fair value as a component of other expense on the consolidated statement of operations for the three months ended July 31, 2014.

As of July 31, 2014, 240,523 Series C Warrants are outstanding.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of July 31, 2014 and April 30, 2014:

		Fair Value Measurements at Reporting Date Using
	Balance as of July 31, 2014	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$21,957,661	$21,957,661	$-	$-
Marketable securities	$4,166,081	$-	$4,166,081	$-

Long-term Assets
Marketable securities	$30,320,490	$-	$30,320,490	$-

Current Liabilities
Warrant liabilities	$680,680	$-	$-	$680,680

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2014	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$58,320,555	$58,320,555	$-	$-

Current Liabilities
Warrant liabilities	$954,876	$-	$-	$954,876

There were no significant transfers between levels in the three months ended July 31, 2014.

NOTE 4. BALANCE SHEET COMPONENTS

Other current assets

Other current assets consist of the following as of July 31, 2014 and April 30, 2014:

	July 31, 2014	April 30, 2014
R&D materials	$164,334	$177,406
Deferred cost of sales	52,500	-
	$216,834	$177,406

Property and equipment, net

Property and equipment consist of the following as of July 31, 2014 and April 30, 2014:

	July 31, 2014	April 30, 2014
Laboratory equipment	$683,632	$683,632
Computer equipment and software	142,380	142,380
Office furniture and fixtures	130,192	130,192
	956,204	956,204
Less: Accumulated depreciation	(853,610)	(831,830)
	$102,594	$124,374

Depreciation expense was approximately $22,000 and $23,000 for the three months ended July 31, 2014 and 2013, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of July 31, 2014 and April 30, 2014:

	July 31, 2014	April 30, 2014
Operating costs	$374,934	$76,632
Deferred revenue	129,945	124,521
Employee related	64,215	609,130
Restructuring liability	43,728	43,728
Convertible note interest payable	-	4,125
	$612,822	$858,136

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

	July 31, 2014	April 30, 2014
Net non-cancelable operating lease obligation	$43,728	$54,660
Less: current portion	(43,728)	(43,728)
Long-term portion of net non-cancelable operating lease obligation	$-	$10,932

NOTE 5. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of July 31, 2014:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	$22,000,000	N/A	$-	$-	$22,000,000
Patents	736,045	10.7	-	(298,635)	437,410
License Rights	611,064	14.4	-	(156,727)	454,337
Trademarks	106,386	N/A	-	-	106,386
Total	$23,453,495		$-	$(455,362)	$22,998,133

The following table summarizes the Company’s intangible assets as of April 30, 2014:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	$22,000,000	N/A	$-	$-	$22,000,000
Patents	724,067	10.8	-	(289,943)	434,124
License Rights	607,947	14.6	-	(148,713)	459,234
Trademarks	106,386	N/A	-	-	106,386
Total	$23,438,400		$-	$(438,656)	$22,999,744

The aggregate amortization expense on the above intangibles was approximately $17,000 and $15,000, for the three months ended July 31, 2014 and 2013, respectively.

In Process Research and Development

The levosimendan product in Phase III clinical trial represents an IPR&D asset. The IPR&D asset is a research and development project rather than a product or process already in service or being sold. Research and development intangible assets are considered indefinite-lived until the abandonment or completion of the associated research and development efforts. If abandoned, the assets would be impaired. Research and development expenditures that are incurred after the acquisition, including those for completing the research and development activities related to the acquired intangible research and development assets, are generally expensed as incurred.

Patents and License Rights

The Company currently holds, has filed for, or owns exclusive rights to, U.S. and worldwide patents covering 9 various methods and uses of its perfluorocarbon (“PFC”) technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter. The Company capitalized patent costs of approximately $15,000 and $37,000, for the three months ended July 31, 2014 and 2013, respectively.

Trademarks

The Company currently holds, or has filed for, trademarks to protect the use of names and descriptions of its products and technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its trademark applications. These trademarks are evaluated annually for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. The Company evaluates (i) its expected use of the underlying asset, (ii) any laws, regulations, or contracts that may limit the useful life, (iii) the effects of obsolescence, demand, competition, and stability of the industry, and (iv) the level of costs to be incurred to commercialize the underlying asset. The Company did not capitalize any trademark costs for the three months ended July 31, 2014 and 2013.

NOTE 6. NOTES PAYABLE

The following table summarizes our outstanding notes payable as of July 31, 2014 and April 30, 2014:

	July 31, 2014	April 30, 2014
Current portion of notes payable, net	$16,007	$63,568
Current portion of convertible notes payable	-	300,000
Less: Unamortized discount	-	(16,678)
Current portion of notes payable, net	$16,007	$346,890

Convertible Note

On June 29, 2011, the Company issued a note (the “June Note”) with a principal amount of approximately $300,000 and Warrants to purchase 6,652 shares of common stock. On July 1, 2011, the Company issued a separate note (together with the June Note, the “Notes”) with a principal amount of $4,600,000 and warrants to purchase 101,996 shares of common stock. The aggregate gross proceeds to the Company from the offering were approximately $4.9 million, excluding any proceeds from the exercise of any warrants. The aggregate placement agent fees were $297,000 and legal fees associated with the offering were $88,839. These costs have been capitalized as debt issue costs and will be amortized as interest expense over the life of the Notes. The Company recorded amortization of debt issue costs of $21,427 and $32,154 the three months ended July 31, 2014 and 2013, respectively.

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

On June 29, 2014, the Company paid the remaining principal balance of $300,000 to the note holders upon maturity.

The Company recorded interest expense of $45,606 and $628,321 for the three months ended July 31, 2014 and 2013, respectively.

The total value allocated to the warrants was $1,960,497 and was recorded as a debt discount against the proceeds of the notes.  In addition, the beneficial conversion features related to the Notes were determined to be $2,939,504.  As a result, the aggregate discount on the Notes totaled $4,900,001, and was being amortized over term of the notes.  The Company recorded interest expense for the amortization of debt discount of $16,678 and $408,333 for the three months ended July 31, 2014 and 2013, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Simdax license agreement

On November 13, 2013, the Company acquired, through its wholly owned subsidiary, Life Newco, that certain License Agreement (the “License”), dated September 20, 2013 by and between Phyxius and Orion Corporation, a global healthcare company incorporated under the laws of Finland (“Orion”), and that certain Side Letter, dated October 15, 2013 by and between Phyxius and Orion, The License grants the Company an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimendan (the “Product”) in the United States and Canada (the “Territory”) from Orion.  Pursuant to the License, the Company must use Orion’s “Simdax®” trademark to commercialize the Product.  The License also grants to the Company a right of first refusal to commercialize new developments of the Product, including developments as to the formulation, presentation, means of delivery, route of administration, dosage or indication.  Orion’s ongoing role under the License includes sublicense approval, serving as the sole source of manufacture, holding a first right to enforce intellectual property rights in the Territory, and certain regulatory participation rights.  Additionally, the Company must grant back to Orion a broad non-exclusive license to any patents or clinical trial data related to the Product developed by the Company under the License.  The License has a fifteen (15) year term, provided, however, that the License will continue after the end of the fifteen year term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country.  The License provided that if the human clinical trial using the Product and studying reduction in morbidity and mortality of cardiac surgery patients at risk of low cardiac output syndrome (LCOS) as described in the US Food and Drug Administration (the “FDA”) agreed upon clinical study protocol (the “Study”) was not started by July 31, 2014, Orion would have the right to terminate the License. While the Company did not commence the Study by that date, on September 9, 2014, Orion notified the Company in writing that it does not intend to terminate the License so long as the Study is commenced on or before October 31, 2014.

Pursuant to the terms of the License, the Company paid to Orion a non-refundable up-front payment in the amount of $1.0 million.  The License also includes the following development milestones for which the Company shall make non-refundable payments to Orion no later than twenty-eight (28) days after the occurrence of the applicable milestone event: (i) $2.0 million upon the grant of FDA approval, including all registrations, licenses, authorizations and necessary approvals, to develop and/or commercialize the Product in the United States; and (ii) $1.0 million upon the grant of regulatory approval for the Product in Canada. Once commercialized, the Company is obligated to make certain non-refundable commercialization milestone payments to Orion, aggregating up to $13.0 million, contingent upon achievement of certain cumulative net sales amounts in the Territory.  The Company must also pay Orion tiered royalties based on net sales of the Product in the Territory made by the Company and its sublicensees. After the end of the Term, the Company must pay Orion a royalty based on net sales of the Product in the Territory for as long as Life Newco sells the Product in the Territory.

As of July 31, 2014, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

Agreement with Virginia Commonwealth University

In May 2008 the Company entered into a license agreement with Virginia Commonwealth University (“VCU”) whereby it obtained a worldwide, exclusive license to valid claims under three of the VCU's patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications unless the Company elects to terminate the agreement prior to patent expiration.  Under the agreement the Company has an obligation to diligently pursue product development and pursue, at its own expense, prosecution of the patent applications covered by the agreement. As part of the agreement, the Company is required to pay to VCU non-refundable payments upon achieving development and regulatory milestones. As of July 31, 2014, the Company has not met any of the developmental milestones.

The agreement with VCU also requires the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. This fee is recorded as an other current asset and is amortized over the fiscal year. Amortization expense was $17,500 for each of the three months ended July 31, 2014 and 2013.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s Certificate of Incorporation, the Board of Directors is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. As of July 31, 2014, 9,947,439 shares of preferred stock are undesignated, no shares of preferred stock are issued or outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of July 31, 2014, there were 28,107,264 shares of common stock issued and outstanding.

Warrants

The following table summarizes the Company’s warrant activity for the three months ended July 31, 2014:

	Warrants	Weighted Average Exercise Price
Outstanding at April 30, 2014	2,762,466	$4.28
Exercised	(209,230)	2.60
Outstanding at July 31, 2014	2,553,236	$4.41

During the three months ended July 31, 2014, the Company received approximately $544,000 and issued 209,230 shares of common stock upon the exercise of outstanding warrants.

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “Plan”). Under the Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. On March 14, 2014, the Company’s stockholders approved an amendment to the Plan which increased the number of shares of common stock authorized for issuance to a total of 4,000,000 shares, up from 300,000 previously authorized. As of July 31, 2014 the Company had 121,378 shares of common stock available for grant under the Plan.

The following table summarizes the shares available for grant under the Plan for the three months ended July 31, 2014:

Shares Available for Grant
Balances, at April 30, 2014	155,408
Options granted	(50,050)
Options cancelled/forfeited	3,626
Restricted stock granted	(2,438)
Restricted stock cancelled/forfeited	14,832
Balances, at July 31, 2014	121,378

Plan Stock Options

Stock options granted under the Plan may be either incentive stock options (“ISOs”), or nonqualified stock options (“NSOs”). ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the Plan may be granted with a term of up to ten years and at prices no less than fair market value. Stock options granted generally vest over one to three years.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at April 30, 2014	3,647,858	$5.79
Options granted	50,050	$4.82
Options cancelled	(3,626)	$73.34
Balances, at July 31, 2014	3,694,282	$5.71

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $71,032 for the three months ended July 31, 2014.

As of July 31, 2014, there were unrecognized compensation costs of approximately $238,000 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.9 years. Additionally, there were unrecognized compensation costs of approximately $7.9 million related to non-vested stock option awards subject to performance-based vesting milestones with a weighted average remaining life of 5.5 years. As of July 31, 2014, none of these milestones have been achieved.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the three months ended July 31, 2014 and 2013:

	For the three months ended July
	2014	2013
Risk-free interest rate (weighted average)	2.23%	1.11%
Expected volatility (weighted average)	98.43%	86.21%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.

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

Forfeitures
Stock compensation expense recognized in the statements of operations for the three months ended July 31, 2014 and 2013 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Restricted Stock Grants

The following table summarizes the restricted stock grants under the Plan for the three months ended July 31, 2014.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at April 30, 2014	42,478	$6.39
Restricted stock granted	2,438	$4.98
Restricted stock vested	(17,700)	$7.56
Restricted stock cancelled	(14,832)	$6.99
Balances, at July 31, 2014	12,384	$3.72

The Company recorded compensation expense for these restricted stock grants of $6,598 for the three months ended July 31, 2014.

As of July 31, 2014, there were unrecognized compensation costs of approximately $11,000 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period of 0.8 years.

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

The following table summarizes the impact of the work force reductions and other associated costs on operating expenses and payments for the three months ended July 31, 2014, and the liability remaining on the balance sheet as of July 31, 2014.

	Charges Incurred During the Three Ended July 31, 2014	Amounts Paid Through July 31, 2014	Amounts Accrued at July 31, 2014
Future lease obligations, net of sublease revenue	$-	$98,156	$43,728

The Company recorded all restructuring expenses as operating expenses on the consolidated statement of operations. All restructuring costs were paid by July 31, 2014, with the exception of approximately $44,000 of future lease obligations, net of sublease revenue.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report on Form 10-K, and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended April 30, 2014.

All references in this Quarterly Report to “Oxygen Biotherapeutics”, “we”, “our” and “us” means Oxygen Biotherapeutics, Inc.

Overview

Strategy

We are a specialty pharmaceutical company focused on developing and commercializing drugs for critical care patients. Our principal business objective is to acquire, or discover, develop, and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity. Our lead product is levosimendan, which was acquired in an asset purchase agreement with Phyxius Pharma, Inc., or Phyxius. Levosimendan is a calcium sensitizer developed for intravenous use in hospitalized patients with acutely decompensated heart failure. The treatment is currently approved in more than 50 countries for this indication. The United States Food and Drug Administration, or FDA, has granted Fast Track status for levosimendan for the reduction of morbidity and mortality in cardiac surgery patients at risk for developing Low Cardiac Output Syndrome or LCOS. In addition, the FDA has agreed to the Phase III protocol design under Special Protocol Assessment (SPA), and provided guidance that a single successful trial will be sufficient to support approval of levosimendan in this indication.

We had been developing Oxycyte®, a systemic perfluorocarbon, or PFC, product we believe is a safe and effective oxygen carrier for use in situations of acute ischemia. However, on September 11, 2014, the Company’s BOD determined to stop the current Phase II-b trial for the treatment of traumatic brain injury, or TBI, and consider strategic alternatives for the program moving forward. The company will review the data generated on the patients enrolled in the trial to date. There are no assurances about the availability, on favorable terms or at all, of strategic alternatives for the continued development of the Oxycyte program.

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

First Quarter 2015 Highlights

The following summarizes certain key financial measures for the three months ended July 31, 2014:

●	Cash and cash equivalents were $21.9 million at July 31, 2014.

●	Warrants to purchase 209,230 shares of common stock were exercised for net proceeds of $543,998.

●	Our loss from operations was $2.2 million for the first quarter of 2015 compared to $2.2 million for the three months ended July 31, 2013.

●	Net cash used in operating activities was $2.0 million and $1.6 million for the three months ended July 31, 2014 and 2013, respectively.

Consistent with our strategy, during the three months ended July 31, 2014, we (i) activated the first of the planned 50 sites to enroll patients in our phase III LCOS clinical trial, and (ii) reached an agreement with Imperial College London to provide supplemental funding to support the accelerated enrollment and completion of the ongoing LeoPARDS Trial (Levosimendan for the Prevention of Acute oRgan Dysfunction in Sepsis).

Opportunities and Trends

We initiated the Phase III trial for levosimendan and activated the initial sites in the first quarter ended July 31, 2014. Duke University’s Duke Clinical Research Institute or DCRI is conducting the Phase III trial. DCRI is the world’s largest academic clinical research organization, with substantial experience in conducting cardiac surgery trials. The DCRI is serving as the coordinating center and Drs. John H. Alexander and Rajendra Mehta as lead investigators for this trial.

The Phase III trial is being conducted in approximately 50 major cardiac surgery centers in North America.  The trial is enrolling patients undergoing coronary artery bypass graphs, or CABG and/or mitral valve surgery who are at risk for developing LCOS.  The trial is a double blind, randomized, placebo controlled study enrolling 760 patients. It is expected that enrollment will begin in the second quarter of 2015, and will take approximately 18 months to complete.

As we focus on the development of our existing products and product candidates, we also continue to position ourselves to execute upon licensing and other partnering opportunities. In order to do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our collaborative research development and partner relationships.

During fiscal year 2015 we are focused on the following four key initiatives:

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes in critical accounting policies during the three months ended July 31, 2014, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

Financial Overview

Results of Operations- Comparison of the Three Months Ended July 31, 2014 and 2013

Revenue

Product Revenue and Gross Profit

In the prior year, we generated revenue through the sale of Dermacyte® through distribution agreements, on-line retailers and direct sales to physician and medical spa facilities. We no longer sell the product through on-line retailers and direct sales, and under the terms of the license agreement for the development and commercialization of Dermacyte, we do not anticipate earning any significant royalty revenue from this product for the remainder of the current fiscal year. Product revenue and percentage changes for the three months ended July 31, 2014 and 2013 are as follows:

	Three months ended July 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2013
Product revenue	$-	$35,394	$(35,394)	(100	) %
Cost of sales	-	27,510	(27,510)	(100	) %
Gross profit	$-	$7,884	$(7,884)	(100	) %

Government Grant Revenue

We earn revenues, or Grant Revenue, through a cost-reimbursement grant sponsored by the United States Army, or the Grant. Grant Revenue is recognized as milestones under the Grant program are achieved. Grant Revenue is earned through reimbursements for the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party contract research organizations, or CROs. Product revenue and percentage changes for the three months ended July 31, 2014 and 2013 are as follows.

	Three months ended July 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2013
Government grant revenue	$-	$157,920	$(157,920)	(100	) %

The decrease in revenue earned under the Grant is due to our completion of the majority of the studies under the Grant in the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended July 31, 2014 and 2013, respectively, are as follows:

	Three months ended July 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2013
Legal and professional fees	$693,098	$491,018	$202,080	41%
Personnel costs	562,202	347,205	214,997	62%
Other costs	124,698	78,969	45,729	58%
Facilities	39,966	36,819	3,147	9%
Depreciation and amortization	29,895	28,408	1,487	5%

Legal and professional fees:

Legal and professional fees increased approximately $202,000 for the three months ended July 31, 2014 compared to the same period in the prior year. This increase was primarily due to an increase in the current period of approximately $185,000 for fees associated with outsourced corporate communications and an increase of approximately $100,000 in fees paid to our Board of Directors, partially offset by a reduction in legal fees of approximately $35,000 and recruiting fees of approximately $65,000 compared to the same period in the prior year.

Personnel costs:

Personnel costs increased approximately $215,000 for the three months ended July 31, 2014 compared to the same period in the prior year. The increase was due primarily to increases in headcount including the Chief Executive Officer and two additional executive management positions.

Other costs:

Other costs include costs incurred for banking fees, travel, supplies, insurance and other miscellaneous charges. The approximately $46,000 increase in other costs was due primarily to an approximately $22,000 increase in banking fees, an approximately $15,000 increase in travel expenses, and an approximately $13,000 increase in insurance costs, compared to the same period in the prior year.

Facilities:

Facilities include costs paid for rent and utilities at our corporate headquarters in North Carolina. The approximately $3,000 increase during the three months ended July 31, 2014 compared to the same period in the prior year was the result of an increase in the pass-through costs for maintenance and utility charges.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the three months ended July 31, 2014 and 2013.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended July 31, 2014 and 2013, respectively, are as follows:

	Three months ended July 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2013
Clinical and preclinical development	$778,015	$495,115	$282,900	57%
Personnel costs	158,561	212,895	(54,334)	(26	) %
Other costs	14,709	7,721	6,988	91%
Depreciation	8,591	8,892	(301)	(3	) %
Consulting	4,233	45,343	(41,110)	(91	) %
Facilities	2,405	2,927	(522)	(18	) %

Clinical and preclinical development:

The increase of approximately $283,000 in clinical and preclinical development costs for the three months ended July 31, 2014 compared to the same period in the prior year was primarily due to an increase of approximately $527,000 in costs associated with the Phase III trials for levosimendan, partially offset by a decrease of approximately $151,000 in costs associated with the Phase II-b trials for Oxycyte and a decrease of approximately $95,000 in costs incurred for preclinical safety studies and quality assurance for Oxycyte.

Personnel costs:

Personnel costs decreased approximately $54,000 for the three months ended July 31, 2014 compared to the same period in the prior year primarily due to the termination of the Chief Medical Officer position in the prior year.

Other costs:

Other costs increased approximately $7,000 for the three months ended July 31, 2014 compared to the same period in the prior year primarily due to repairs and maintenance costs for manufacturing equipment.

Depreciation:

Depreciation expense remained relatively consistent for the three months ended July 31, 2014 and 2013.

Consulting fees:

Consulting fees decreased approximately $41,000 for the three months ended July 31, 2014 compared to the same period in the prior year primarily due to a reduction in fees incurred to plan and prepare for regulatory submissions, clinical trial expansions and other clinical support activities associated with clinical development of Oxycyte.

Facilities:

Facilities expense remained relatively consistent for the three months ended July 31, 2014 and 2013.

Conducting a significant amount of research and development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of clinical trials. We plan to incur substantial research and development expenses for the foreseeable future in order to complete development of our most advanced product candidate, levosimendan, and to continue with the development of other potential product candidates.

The process of conducting preclinical studies and clinical trials necessary to obtain approval from the FDA is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among other things, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, uncertainty associated with clinical trial enrollment and risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are currently focused on developing our most advanced product candidate, levosimendan; however, we will need substantial additional capital in the future in order to complete the development and potential commercialization of levosimendan, and to continue with the development of other potential product candidates.

Interest expense

Interest expense includes the interest payments due under our convertible debt, amortization of debt issuance costs and accretion of discounts recorded against our convertible notes, and noncash amortization of premiums paid on our marketable securities. Interest expense and percentage changes for the three months ended July 31, 2014 and 2013, respectively, are as follows:

	Three months ended July 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2013
Interest expense	$46,260	$655,803	$(609,543)	(93	) %

During the three months ended July 31, 2014, interest expense decreased approximately $610,000 compared to the same period in the prior year. The decrease was due primarily to the reduction in the principal balance of our convertible notes in the prior year. All of our convertible notes matured in the current period.

Other income and expense

Other income and expense includes non-operating income and expense items not otherwise recorded in our consolidated statement of operations. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, changes in the fair value of financial assets and liabilities, interest income earned and fixed asset disposals. Other income for the three months ended July 31, 2014 and 2013, respectively, is as follows:

	Three months ended July 31,		(Increase)/ Decrease
	2014	2013
Other income, net	$(291,221)	$(141)	$(291,080)

Other income increase increased approximately $291,000 for the three months ended July 31, 2014 compared to the same period in the prior year primarily due to change in fair value of our Series C warrant liability in the current period.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of July 31, 2014 we had an accumulated deficit of $139 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan and other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $26,655,937 and $58,966,033 of total current assets and working capital of $24,760,513 and $56,394,986 as of July 31, 2014 and April 30, 2014, respectively. Based on our working capital and the value of our investments in marketable securities at July 31, 2014, we believe we have sufficient capital to fund our operations through our fiscal year ending April 30, 2017.

We are in the preclinical and clinical trial stages in the development of our product candidates. We are currently conducting a Phase III clinical trial for levosimendan and we have been conducting a Phase II-b clinical trial for the use of Oxycyte in the treatment of severe traumatic brain injury. We expect our primary focus will be on funding the Phase III clinical trials for levosimendan, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond our fiscal year 2017 depends on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining the necessary resources.

Cash Flows

The following table shows a summary of our cash flows for the three months ended July 31, 2014 and 2013:

	Three months ended July 31,
	2014	2013
Net cash used in operating activities	$(1,982,377)	$(1,563,142)
Net cash used in investing activities	(34,576,954)	(33,156)
Net cash provided by financing activities	196,437	4,885,811

Net cash used in operating activities.  Net cash used in operating activities was approximately $2.0 million for the three months ended July 31, 2014 compared to net cash used in operating activities of $1.6 million for the three months ended July 31, 2013. The increase in cash used for operating activities was due primarily to an increase in our costs incurred for the Phase III clinical trial for levosimendan and compensation costs incurred as a result of three additional management positions.

Net cash used in investing activities. Net cash used in investing activities was $34.6 million for the three months ended July 31, 2014 compared to net cash used in investing activities of $33,000 for the three months ended July 31, 2013. The increase in cash used in investing activities was primarily due the purchase of marketable securities in the current period.

Net cash provided by financing activities. Net cash provided by financing activities was $196,000 for the three months ended July 31, 2014 compared to net cash provided by financing activities of $4.9 million for the three months ended July 31, 2013. The increase of net cash provided by financing activities was due primarily to net proceeds of $4.9 million received from the issuance of Series C 8% Convertible Preferred Stock in the prior year.

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

We believe that our existing cash and cash equivalents, along with our investment in marketable securities, will be sufficient to fund our projected operating requirements through our fiscal year ending April 30, 2017. We will need substantial additional capital in the future in order to complete the development and commercialization of levosimendan and to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-12 – Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which provides explicit guidance for the accounting treatment for these types of awards. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Early adoption is permitted. We do not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk on our investment portfolio.

We invest in marketable securities in accordance with our investment policy. The primary objectives of our investment policy are to preserve capital, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. We place our excess cash with high credit quality financial institutions, commercial companies, and government agencies in order to limit the amount of credit exposure. Some of the securities we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate.

Our investment exposure to market risk for changes in interest rates relates to the increase or decrease in the amount of interest income we can earn on our portfolio, changes in the market value due to changes in interest rates and other market factors as well as the increase or decrease in any realized gains and losses. Our investment portfolio includes only marketable securities and instruments with active secondary or resale markets to help ensure portfolio liquidity. A hypothetical 100 basis point drop in interest rates along the entire interest rate yield curve would not significantly affect the fair value of our interest sensitive financial instruments. We generally have the ability to hold our fixed-income investments to maturity and therefore do not expect that our operating results, financial position or cash flows will be materially impacted due to a sudden change in interest rates. However, our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates or other factors, such as changes in credit risk related to the securities’ issuers. To minimize this risk, we schedule our investments to have maturities that coincide with our expected cash flow needs, thus avoiding the need to redeem an investment prior to its maturity date. Accordingly, we do not believe that we have material exposure to interest rate risk arising from our investments. Generally, our investments are not collateralized. We have not realized any significant losses from our investments.

We do not use interest rate derivative instruments to manage exposure to interest rate changes. We ensure the safety and preservation of invested principal funds by limiting default risk, market risk and reinvestment risk. We reduce default risk by investing in investment grade securities.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2014, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

We are supplementing the risk factors disclosed in our Annual Report on Form 10-K for the year ended April 30, 2014 with the risk factor below.

Orion may have the right to terminate our license for the levosimendan product, and, if the license is terminated, our business would be materially harmed.

The License grants Life Newco an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada. The License provided that if we did not enroll a randomized patient in a human clinical trial using the levosimendan product by July 31, 2014, Orion would have the right to immediately terminate the License. While we did not commence the trial by that date, on September 9, 2014, Orion notified us in writing that it does not intend to terminate the License so long as the trial is commenced on or before October 31, 2014. While we have commenced our clinical trial process, activated trial sites, and expect the enrollment of the first patient at any time, it is possible that the first patient will not be enrolled by October 31, 2014. In the event that we are not able to commence the trial by October 31, 2014, we intend to seek a waiver or amendment to this condition in the License. There can be no assurance that we will obtain such a waiver or amendment, if needed, before October 31, 2014, or at all, which could potentially result in Orion’s termination of the License. If Orion terminates the License, we would not be able to develop or commercialize the levosimendan product. The loss of our license with Orion with respect to the levosimendan product would have a material adverse effect on our business.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

The following table lists all repurchases during the first quarter of fiscal 2015 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	17,440	$6.99	-	$-
Total	17,440	$6.99	-	$-

(1)	Represents shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

Unregistered Sales of Equity Securities

During the fiscal quarter ended July 31, 2014, we issued 255 shares of unregistered common stock as payment of $11,500 of interest due on our outstanding convertible notes.

All of the securities described above were issued in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

We held our Annual Meeting of Stockholders on September 11, 2014 (the “Annual Meeting”).  The stockholders considered the three proposals described below, each of which is described in more detail in our definitive proxy statement dated August 12, 2014.  As of August 5, 2014, the record date for the Annual Meeting, there were 28,107,264 shares of common stock issued, outstanding and entitled to vote. At the Annual Meeting, 20,194,154 shares of common stock were represented in person or by proxy, constituting a quorum.  The final number of votes cast for and against, as well as the number of abstentions and broker non-votes, with respect to each proposal are set forth below.

Proposal 1:  To elect the seven director nominees to the Board of Directors to serve until the sooner of the election and qualification of their successors or the next Annual Meeting of our Stockholders.  The votes were cast as follows:

	Votes For	Withheld	Broker Non-Votes
Ronald R. Blanck, DO	16,839,183	68,067	3,286,904
William A. Chatfield	16,838,636	68,614	3,286,904
Anthony A. DiTonno	16,893,099	14,151	3,286,904
John P. Kelley	16,892,691	14,559	3,286,904
Gregory Pepin	16,893,274	13,976	3,286,904
Gerald T. Proehl	16,892,636	14,614	3,286,904
Chris A. Rallis	16,893,632	13,618	3,286,904

All director nominees were duly elected.

Proposal 2:  To approve an amendment to our certificate of incorporation to change the name of our company to Tenax Therapeutics, Inc. The votes were cast as follows:

For	Against	Abstain	Broker Non-Votes
20,106,465	78,465	9,224	3,286,904

Proposal 2 was approved.

Proposal 3:  To ratify the appointment of Cherry Bekaert LLP as our independent registered public accounting firm for the fiscal year ending April 30, 2015.  The votes were cast as follows:

For	Against	Abstain
20,123,531	62,581	8,042

Proposal 3 was approved.

ITEM 6.   EXHIBITS

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXYGEN BIOTHERAPEUTICS, INC.

Date: September 15, 2014	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)