Form 10-Q
period 2014-10-31
TENAX THERAPEUTICS, INC.
filed 2014-12-15
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 001-34600

TENAX THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2593535
(State of incorporation)	(I.R.S. Employer Identification No.)

ONE Copley Parkway, Suite 490, Morrisville, North Carolina 27560
(Address of principal executive offices)

(919) 855-2100
(Registrant’s telephone number, including area code)

OXYGEN BIOTHERAPEUTICS, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

As of December 12, 2014, the registrant had outstanding 28,119,359 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	October 31, 2014	April 30, 2014
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$14,356,140	$58,320,555
Marketable securities	8,225,606	-
Accounts receivable	36,358	36,358
Government grant receivable	-	29,750
Prepaid expenses	190,242	401,964
Other current assets	199,334	177,406
Total current assets	23,007,680	58,966,033
Marketable securities	30,680,798	-
Property and equipment, net	81,646	124,374
Debt issuance costs, net	-	21,427
Intangible assets, net	23,030,255	22,999,744
Goodwill	11,265,100	11,265,100
Other assets	1,156,785	52,762
Total assets	$89,222,264	$93,429,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,652,481	$411,145
Accrued liabilities	1,304,097	858,136
Warrant liabilities	716,759	954,876
Current portion of notes payable, net	-	346,890
Total current liabilities	3,673,337	2,571,047
Other liabilities	-	10,932
Deferred tax liability	7,962,100	7,962,100
Total liabilities	11,635,437	10,544,079

Commitments and contingencies; see Note 7
Stockholders' equity
Preferred stock, undesignated, authorized 9,947,439 and 9,990,400 shares; respectively. See Note 8	-	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 28,119,359 and 27,858,000, respectively	2,812	2,786
Additional paid-in capital	220,438,619	219,468,498
Accumulated other comprehensive loss	(42,306)	-
Accumulated deficit	(142,812,298)	(136,585,923)
Total stockholders’ equity	77,586,827	82,885,361
Total liabilities and stockholders' equity	$89,222,264	$93,429,440

The accompanying notes are an integral part of these Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended October 31,		Six months ended October 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Product revenue	$-	$24,685	$-	$60,079
Cost of sales	-	3,355	-	30,864
Net product revenue	-	21,330	-	29,215
Government grant revenue	-	34,377	-	192,297
Total net revenue	-	55,707	-	221,512

Operating expenses
General and administrative	1,586,343	1,421,405	3,036,202	2,403,926
Research and development	2,556,852	748,565	3,523,365	1,521,458
Total operating expenses	4,143,195	2,169,970	6,559,567	3,925,384

Net operating loss	4,143,195	2,114,263	6,559,567	3,703,872

Interest expense	59	1,416,856	46,320	2,072,660
Other (income) expense	(88,291)	367	(379,512)	227
Net loss	$4,054,963	$3,531,486	$6,226,375	$5,776,759

Unrealized (gain) loss on marketable securities	(23,254)	-	42,306	-
Total comprehensive loss	$4,031,709	$3,531,486	$6,268,681	$5,776,759

Reconciliation of net loss to net loss attributable to common stockholders
Net loss	$4,054,963	$3,531,486	$6,226,375	$5,776,759
Preferred stock dividend	-	2,551,789	-	4,645,340
Net loss attributable to common stockholders	$4,054,963	$6,083,275	$6,226,375	$10,422,099

Net loss per share, basic	$(0.14)	$(1.23)	$(0.22)	$(2.94)
Weighted average number of common shares outstanding, basic	28,107,395	4,942,362	28,037,204	3,549,698
Net loss per share, diluted	$(0.14)	$(1.25)	$(0.22)	$(2.96)
Weighted average number of common shares outstanding, diluted	28,107,395	4,948,942	28,037,204	3,556,357

The accompanying notes are an integral part of these Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended October 31,
	2014	2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,226,375)	$(5,776,759)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	76,379	74,933
Interest on debt instruments	45,606	2,045,024
Issuance and vesting of compensatory stock options and warrants	142,207	67,701
Issuance of common stock as compensation	49,708	80,177
Change in the fair value of warrants	(238,117)	-
Amortization of premium on marketable securities	237,147	-
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(817,813)	615,818
Inventory	-	1,219
Accounts payable and accrued liabilities	1,836,433	(684,481)
Net cash used in operating activities	(4,894,825)	(3,576,368)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(41,655,184)	-
Sale of marketable securities	2,469,327	-
Capitalization of patent costs and license rights	(64,162)	(68,867)
Net cash used in investing activities	(39,250,019)	(68,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	543,998	567,000
Proceeds for issuance of convertible preferred stock, net of issuance costs	-	4,895,188
Payments on notes - short-term	(363,569)	(57,539)
Net cash provided by financing activities	180,429	5,404,649

Net change in cash and cash equivalents	(43,964,415)	1,759,414
Cash and cash equivalents, beginning of period	58,320,555	783,528
Cash and cash equivalents, end of period	$14,356,140	$2,542,942

Cash paid for:
Interest	$714	$27,635

The accompanying notes are an integral part of these Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS, Continued
(Unaudited)

Non-cash financing activities during the six months ended October 31, 2014:

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

The accompanying notes are an integral part of these Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Tenax Therapeutics, Inc. (the “Company”) was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David & Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc. On June 17, 2008, the stockholders of Synthetic Blood International approved the Agreement and Plan of Merger dated April 28, 2008, between Synthetic Blood International and Oxygen Biotherapeutics, Inc., a Delaware corporation. Oxygen Biotherapeutics was formed on April 17, 2008 by Synthetic Blood International to participate in the merger for the purpose of changing the state of domicile of Synthetic Blood International from New Jersey to Delaware. Certificates of Merger were filed with the states of New Jersey and Delaware and the merger was effective June 30, 2008. Under the Plan of Merger, Oxygen Biotherapeutics was the surviving corporation and each share of Synthetic Blood International common stock outstanding on June 30, 2008 was converted to one share of Oxygen Biotherapeutics common stock. On September 19, 2014, the Company changed its name to Tenax Therapeutics, Inc.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company has prepared the accompanying interim consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, these consolidated financial statements and accompanying notes do not include all of the information and disclosures required by GAAP for complete consolidated financial statements. The consolidated financial statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for the fair statement of the balances and results for the periods presented. These interim consolidated financial statements results are not necessarily indicative of the results to be expected for the full fiscal year or any future interim period.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and transactions of Tenax Therapeutics, Inc. and Life Newco, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value.  There was no impairment to goodwill recognized during the three and six months ended October 31, 2014.

Liquidity and Capital Resources

The Company has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. It had $23,007,680 and $58,966,033 total current assets and working capital of $19,334,343 and $56,394,986 as of October 31, 2014 and April 30, 2014, respectively. Its practice is to invest excess cash, where available, in short-term money market investment instruments.

Cash resources including the fair value of our available for sale marketable securities as of October 31, 2014 were approximately $53.3 million, compared to approximately $58.3 million as of April 30, 2014. Based on its resources at October 31, 2014, and the current plan of expenditures for the continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through the fiscal year ending April 30, 2017. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

	Three months ended October 31,		Six months ended October 31,
	2014	2013	2014	2013
Historical net loss per share:
Numerator
Net loss attributable to common stockholders	$(4,054,963)	$(6,083,275)	$(6,226,375)	$(10,422,099)
Less: Effect of amortization of interest expense on convertible notes	-	(95,258)	-	(95,258)
Net loss attributable to common stockholders (diluted)	(4,054,963)	(6,178,533)	(6,226,375)	(10,517,357)
Denominator
Weighted-average common shares outstanding	28,107,395	4,942,362	28,037,204	3,549,698
Effect of dilutive securities	-	6,580	-	6,659
Denominator for diluted net loss per share	28,107,395	4,948,942	28,037,204	3,556,357

Basic net loss per share	$(0.14)	$(1.23)	$(0.22)	$(2.94)
Diluted net loss per share	$(0.14)	$(1.25)	$(0.22)	$(2.96)

The following outstanding options, warrants, convertible preferred stock and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Six months ended October 31,
	2014	2013

Options to purchase common stock	3,694,407	50,678
Warrants to purchase common stock	2,553,236	5,293,611
Restricted stock grants	229	10,645
Convertible preferred shares outstanding	-	2,548,718

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606) to create a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with GAAP. Under ASU 2014-09, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12 (“ASU 2014-12”) – Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which provides explicit guidance for the accounting treatment for these types of awards. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-12 will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to assess and evaluate whether conditions or events exist, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements issue date. The provisions of ASU 2014-15 are effective for annual periods beginning after December 15, 2016 and for annual and interim periods thereafter; early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material effect on its consolidated financial statements.

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

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in other income (expense) in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. For the three and six months ended October 31, 2014, the Company recognized losses of $10,445 and $9,771, respectively.

Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At October 31, 2014, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	October 31, 2014
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$2,499,600	$10,161	$2,735	$(2,190)	$2,510,306
Corporate debt securities	35,589,832	295,354	15,244	(61,130)	35,839,300
Municipal bonds	545,430	8,333	3,035	-	556,798
Total investments	$38,634,862	$313,848	$21,014	$(63,320)	$38,906,404

The following table summarizes the scheduled maturity for the Company’s investments at October 31, 2014 and April 30, 2014.

	October 31, 2014	April 30, 2014
Maturing in one year or less	$8,225,606	$-
Maturing after one year through two years	30,680,798	-
Total investments	$38,906,404	$-

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

The Monte Carlo model is used for the Series C Warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. This requires Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and fundamental transactions.  The other assumptions used by the Company are summarized in the following table for the Series C Warrants that were outstanding as of October 31, 2014 and April 30, 2014:

Series C Warrants	October 31, 2014	April 30, 2014
Closing stock price	$3.96	$4.88
Expected dividend rate	0%	0%
Expected stock price volatility	86.80%	90.32%
Risk-free interest rate	1.66%	1.75%
Expected life (years)	4.73	5.23

As of October 31, 2014, the fair value of the warrant liability was $716,759. The Company recorded a loss of $36,079 and a gain of $238,117 for the change in fair value as a component of other expense on the consolidated statement of operations for the three and six months ended October 31, 2014, respectively.

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants for the three and six months ended October 31, 2014 is as follows:

Three months ended October 31, 2014
Balance, at July 31, 2014	$680,680
Issuance of warrants	-
Exercise of warrants	-
Loss included in income from change in fair value of warrants for the period	36,079
Balance, at October 31, 2014	$716,759

Six months ended October 31, 2014
Balance, at April 30 2014	$954,876
Issuance of warrants	-
Exercise of warrants	-
Gain included in income from change in fair value of warrants for the period	(238,117)
Balance, at October 31, 2014	$716,759

As of October 31, 2014, 240,523 Series C Warrants are outstanding.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of October 31, 2014 and April 30, 2014:

		Fair Value Measurements at Reporting Date Using
	Balance as of October 31, 2014	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$14,356,140	$14,356,140	$-	$-
Marketable securities	$8,225,606	$-	$8,225,606	$-

Long-term Assets
Marketable securities	$30,680,798	$-	$30,680,798	$-

Current Liabilities
Warrant liabilities	$716,759	$-	$-	$716,759

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2014	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$58,320,555	$58,320,555	$-	$-

Current Liabilities
Warrant liabilities	$954,876	$-	$-	$954,876

There were no significant transfers between levels in the six months ended October 31, 2014.

NOTE 4. BALANCE SHEET COMPONENTS

Other current assets

Other current assets consist of the following as of October 31, 2014 and April 30, 2014:

	October 31, 2014	April 30, 2014
R&D materials	$164,334	$177,406
Deferred cost of sales	35,000	-
	$199,334	$177,406

Property and equipment, net

Property and equipment consist of the following as of October 31, 2014 and April 30, 2014:

	October 31, 2014	April 30, 2014
Laboratory equipment	$683,632	$683,632
Computer equipment and software	142,380	142,380
Office furniture and fixtures	130,192	130,192
	956,204	956,204
Less: Accumulated depreciation	(874,558)	(831,830)
	$81,646	$124,374

Depreciation and amortization expense was approximately $21,000 and $23,000 for the three months ended October 31, 2014 and 2013; and $43,000 and $45,000 for the six months ended October 31, 2014 and 2013, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of October 31, 2014 and April 30, 2014:

	October 31, 2014	April 30, 2014
Operating costs	$854,518	$76,632
Employee related	286,838	609,130
Deferred revenue	129,945	124,521
Restructuring liability	32,796	43,728
Convertible note interest payable	-	4,125
	$1,304,097	$858,136

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

	October 31, 2014	April 30, 2014
Net non-cancelable operating lease obligation	$32,796	$54,660
Less: current portion	(32,796)	(43,728)
Long-term portion of net non-cancelable operating lease obligation	$-	$10,932

NOTE 5. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of October 31, 2014:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	$22,000,000	N/A	$-	$-	$22,000,000
Patents	775,318	10.7	-	(307,464)	467,854
License Rights	619,433	14.4	-	(164,843)	454,590
Trademarks	107,811	N/A	-	-	107,811
Total	$23,502,562		$-	$(472,307)	$23,030,255

The following table summarizes the Company’s intangible assets as of April 30, 2014:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	$22,000,000	N/A	$-	$-	$22,000,000
Patents	724,067	10.8	-	(289,943)	434,124
License Rights	607,947	14.6	-	(148,713)	459,234
Trademarks	106,386	N/A	-	-	106,386
Total	$23,438,400		$-	$(438,656)	$22,999,744

The aggregate amortization expense on the above intangibles was approximately $17,000 and $15,000, for the three months ended October 31, 2014 and 2013, respectively; and $34,000 and $30,000, for the six months ended October 31, 2014 and 2013, respectively.

In Process Research and Development

The levosimendan product in Phase III clinical trial represents an in process research and development ("IPR&D") asset. The IPR&D asset is a research and development project rather than a product or process already in service or being sold. Research and development intangible assets are considered indefinite-lived until the abandonment or completion of the associated research and development efforts. If abandoned, the assets would be impaired. Research and development expenditures that are incurred after the acquisition, including those for completing the research and development activities related to the acquired intangible research and development assets, are generally expensed as incurred.

Patents and License Rights

The Company currently holds, has filed for, or owns exclusive rights to, U.S. and worldwide patents covering 9 various methods and uses of its perfluorocarbon (“PFC”) technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter. The Company capitalized patent costs of approximately $64,000 and $69,000, for the six months ended October 31, 2014 and 2013, respectively.

Trademarks

The Company currently holds, or has filed for, trademarks to protect the use of names and descriptions of its products and technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its trademark applications. The Company capitalized trademark costs of $1,425 and $0, for the three ended October 31, 2014 and 2013, respectively.

These intangible assets are evaluated annually for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. The Company evaluates (i) its expected use of the underlying asset, (ii) any laws, regulations, or contracts that may limit the useful life, (iii) the effects of obsolescence, demand, competition, and stability of the industry, and (iv) the level of costs to be incurred to commercialize the underlying asset.

NOTE 6. NOTES PAYABLE

The following table summarizes our outstanding notes payable as of October 31, 2014 and April 30, 2014:

	October 31, 2014	April 30, 2014
Current portion of notes payable, net	$-	$63,568
Current portion of convertible notes payable	-	300,000
Less: Unamortized discount	-	(16,678)
Current portion of notes payable, net	$-	$346,890

Convertible Note

On June 29, 2011, the Company issued a note (the “June Note”) with a principal amount of approximately $300,000 and Warrants to purchase 6,652 shares of common stock. On July 1, 2011, the Company issued a separate note (together with the June Note, the “Notes”) with a principal amount of $4,600,000 and warrants to purchase 101,996 shares of common stock. The aggregate gross proceeds to the Company from the offering were approximately $4.9 million, excluding any proceeds from the exercise of any warrants. The aggregate placement agent fees were $297,000 and legal fees associated with the offering were $88,839. These costs have been capitalized as debt issue costs and will be amortized as interest expense over the life of the Notes. The Company recorded amortization of debt issue costs of $21,427 and $32,154 the three months ended July 31, 2014 and 2013, respectively. All debt issue costs were fully amortized as of July 31, 2014.

Interest on the Notes accrues at a rate of 15% annually and will be paid in quarterly installments commencing on the third month anniversary of issuance. The Notes were scheduled to mature 36 months from the date of issuance. The Notes may be converted into shares of common stock at a conversion price of $45.10 per share (subject to adjustment for stock splits, dividends and combinations, recapitalizations and the like) (the "Conversion Price") in whole or in part, at any time at the option of the holders of the Notes. The Notes also will automatically convert into shares of common stock at the Conversion Price at the election of a majority-in-interest of the holders of notes issued under the purchase agreement or upon the acquisition or sale of all or substantially all of the assets of the Company. The Company could make each applicable interest payment or payment of principal in cash, shares of common stock at the Conversion Price, or any combination thereof. The Company could elect to prepay all or any portion of the Notes without prepayment penalties only with the approval of a majority-in-interest of the note holders under the purchase agreement at the time of the election.   The Notes contained various events of default such as failing to timely make any payment under the Note when due, which would have resulted in all outstanding obligations under the Note becoming immediately due and payable.

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

The Company recorded interest expense of $0 and $1,417,004 for the three months ended October 31, 2014 and 2013, respectively; and $45,606 and $2,045,324 for the six months ended October 31, 2014 and 2013, respectively.

The total value allocated to the warrants was $1,960,497 and was recorded as a debt discount against the proceeds of the notes. In addition, the beneficial conversion features related to the Notes were determined to be $2,939,504.  As a result, the aggregate discount on the Notes totaled $4,900,001, and was amortized over the term of the notes.  The Company recorded interest expense for the amortization of debt discount of $0 and $1,430,550 for the three months ended October 31, 2014 and 2013, respectively; and $16,678 and $1,838,883 for the six months ended October 31, 2014 and 2013, respectively

NOTE 7. COMMITMENTS AND CONTINGENCIES

Simdax license agreement

On November 13, 2013, the Company acquired, through its wholly owned subsidiary, Life Newco, that certain License Agreement (the “License”), dated September 20, 2013 by and between Phyxius and Orion Corporation, a global healthcare company incorporated under the laws of Finland (“Orion”), and that certain Side Letter, dated October 15, 2013 by and between Phyxius and Orion, The License grants the Company an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimendan (the “Product”) in the United States and Canada (the “Territory”) from Orion.  Pursuant to the License, the Company must use Orion’s “Simdax®” trademark to commercialize the Product.  The License also grants to the Company a right of first refusal to commercialize new developments of the Product, including developments as to the formulation, presentation, means of delivery, route of administration, dosage or indication.  Orion’s ongoing role under the License includes sublicense approval, serving as the sole source of manufacture, holding a first right to enforce intellectual property rights in the Territory, and certain regulatory participation rights.  Additionally, the Company must grant back to Orion a broad non-exclusive license to any patents or clinical trial data related to the Product developed by the Company under the License.  The License has a fifteen (15) year term, provided, however, that the License will continue after the end of the fifteen year term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country.  The License provided that if the human clinical trial using the Product and studying reduction in morbidity and mortality of cardiac surgery patients at risk of low cardiac output syndrome (LCOS) as described in the US Food and Drug Administration (the “FDA”) agreed upon clinical study protocol (the “Study”) was not started by July 31, 2014, Orion would have the right to terminate the License. While the Company did not commence the Study by that date, on September 9, 2014, Orion notified the Company in writing that it does not intend to terminate the License so long as the Study was commenced on or before October 31, 2014. The Company activated the first of its planned 50 clinical sites on July 28, 2014 and commenced the study on September 18, 2014 when the first patient was enrolled.

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

As of October 31, 2014, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

Agreement with Virginia Commonwealth University

In May 2008 the Company entered into a license agreement with Virginia Commonwealth University (“VCU”) whereby it obtained a worldwide, exclusive license to valid claims under three of the VCU's patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications unless the Company elects to terminate the agreement prior to patent expiration. Under the agreement the Company has an obligation to diligently pursue product development and pursue, at its own expense, prosecution of the patent applications covered by the agreement. As part of the agreement, the Company is required to pay to VCU non-refundable payments upon achieving development and regulatory milestones. As of October 31, 2014, the Company has not met any of the developmental milestones.

The agreement with VCU also requires the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. This fee is recorded as an other current asset and is amortized over the fiscal year. Amortization expense was $17,500 and $35,000 for each of the three months and each of the six  months ended October 31, 2014 and 2013, respectively.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s Certificate of Incorporation, the Board of Directors is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. As of October 31, 2014, 9,947,439 shares of preferred stock are undesignated, no shares of preferred stock are issued or outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of October 31, 2014, there were 28,119,359 shares of common stock issued and outstanding.

Warrants

The following table summarizes the Company’s warrant activity for the six months ended October 31, 2014:

	Warrants	Weighted Average Exercise Price
Outstanding at April 30, 2014	2,762,466	$4.28
Exercised	(209,230)	2.60
Outstanding at October 31, 2014	2,553,236	$4.41

During the three and six months ended October 31, 2014, the Company received approximately $0 and $544,000 and issued 0 and 209,230 shares of common stock, respectively upon the exercise of outstanding warrants.

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “Plan”). Under the Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. On March 14, 2014, the Company’s stockholders approved an amendment to the Plan which increased the number of shares of common stock authorized for issuance to a total of 4,000,000 shares, up from 300,000 previously authorized. As of October 31, 2014 the Company had 121,312 shares of common stock available for grant under the Plan.

The following table summarizes the changes in shares available for grant under the Plan during the six months ended October 31, 2014:

Shares Available for Grant
Balances, at April 30, 2014	155,408
Options granted	(50,175)
Options cancelled/forfeited	3,626
Restricted stock granted	(2,444)
Restricted stock cancelled/forfeited	14,897
Balances, at October 31, 2014	121,312

Plan Stock Options

Stock options granted under the Plan may be either incentive stock options (“ISOs”), or nonqualified stock options (“NSOs”). ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the Plan may be granted with a term of up to ten years and at exercise prices no less than fair market value. Stock options granted generally vest over one to three years.

The following table summarizes the changes in outstanding stock options under the Plan during the six months ended October 31, 2014:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at April 30, 2014	3,647,858	$5.79
Options granted	50,175	$4.82
Options cancelled	(3,626)	$73.34
Balances, at October 31, 2014	3,694,407	$5.71

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $71,175 and $142,207 for the three and six months ended October 31, 2014, respectively.

As of October 31, 2014, there were unrecognized compensation costs of approximately $158,000 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.5 years. Additionally, there were unrecognized compensation costs of approximately $7.9 million related to non-vested stock option awards subject to performance-based vesting milestones with a weighted average remaining life of 5.2 years. As of October 31, 2014, none of these milestones have been achieved.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the six months ended October 31, 2014 and 2013:

	For the six months ended October
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
Forfeitures
Stock compensation expense recognized in the statements of operations for the six months ended October 31, 2014 and 2013 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Restricted Stock Grants

The following table summarizes the changes in outstanding restricted stock grants under the Plan during the six months ended October 31, 2014.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at April 30, 2014	42,478	$6.39
Restricted stock granted	2,444	$4.96
Restricted stock vested	(29,796)	$5.99
Restricted stock cancelled	(14,897)	$6.97
Balances, at October 31, 2014	229	$4.74

The Company recorded compensation expense for these restricted stock grants of $10,062 and $16,661 for the three and six months ended October 31, 2014, respectively.

As of October 31, 2014, there were unrecognized compensation costs of approximately $1,100 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period of 0.5 years.

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

The following table summarizes the impact of the work force reductions and other associated costs on operating expenses and payments for the six months ended October 31, 2014, and the liability remaining on the balance sheet as of October 31, 2014.

	Charges Incurred During the Six Months Ended October 31, 2014	Amounts Paid Through October 31, 2014	Amounts Accrued at October 31, 2014
Future lease obligations, net of sublease revenue	$-	$109,088	$32,796

The Company recorded all restructuring expenses as operating expenses on the consolidated statement of operations. All restructuring costs were paid by October 31, 2014, with the exception of approximately $33,000 of future lease obligations, net of sublease revenue.

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

All references in this Quarterly Report to “Tenax Therapeutics”, “we”, “our” and “us” means Tenax Therapeutics, Inc.

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

We had been developing Oxycyte®, a systemic perfluorocarbon, or PFC, product we believe is a safe and effective oxygen carrier for use in situations of acute ischemia. However, on September 11, 2014, our Board of Directors determined to stop the current Phase II-b trial for the treatment of traumatic brain injury, or TBI, and consider strategic alternatives for the program moving forward. We will review the data generated on the patients enrolled in the trial to date. There are no assurances about the availability, on favorable terms or at all, of strategic alternatives for the continued development of the Oxycyte program.

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

Second Quarter 2015 Highlights

The following summarizes certain key financial measures for the six months ended October 31, 2014:

●	Cash and cash equivalents, including the fair value of our available for sale securities, were $53.3 million at October 31, 2014.

●	Our loss from operations was $4.0 million for the second quarter of 2015 compared to $3.5 million for the three months ended October 31, 2013.

●	Net cash used in operating activities was $4.9 million and $3.6 million for the six months ended October 31, 2014 and 2013, respectively.

Consistent with our strategy, as of December 12, we (i) activated 19 of the planned 50 sites, and enrolled the first 13 patients in our phase III LCOS clinical trial, (ii) funded the Imperial College London approximately $500,000 to support the accelerated enrollment and completion of the ongoing LeoPARDS Trial (Levosimendan for the Prevention of Acute oRgan Dysfunction in Sepsis), and (iii) initiated the close-out procedures to end the TBI trials in Israel and Switzerland.

Opportunities and Trends

We initiated the Phase III trial for levosimendan and activated the initial sites in the first quarter of fiscal year 2015. Duke University’s Duke Clinical Research Institute or DCRI is conducting the Phase III trial. DCRI is the world’s largest academic clinical research organization, with substantial experience in conducting cardiac surgery trials. The DCRI is serving as the coordinating center and Drs. John H. Alexander and Rajendra Mehta as lead investigators for this trial.

The Phase III trial is being conducted in approximately 50 major cardiac surgery centers in North America.  The trial is enrolling patients undergoing coronary artery bypass graphs, or CABG and/or mitral valve surgery who are at risk for developing LCOS.  The trial is a double blind, randomized, placebo controlled study enrolling 760 patients. Enrollment began in the second quarter of fiscal year 2015, and will take approximately 18 months to complete.

In August 2014, we entered into a collaboration with Imperial College London pursuant to which we provided approximately $500,000 in supplemental funding to support the accelerated enrollment and completion of the ongoing LeoPARDS trial. The LeoPARDS trial is designed to determine whether levosimendan reduces the incidence and severity of acute organ dysfunction in adult patients who have septic shock, as well as evaluate its safety profile.

In November 2014, we held a face-to-face meeting with the FDA to discuss the development of levosimendan in septic shock. The purpose of the meeting was to provide us with guidance on how the data might be analyzed to support a regulatory filing.

As we focus on the development of our existing products and product candidates, we also continue to position ourselves to execute upon licensing and other partnering opportunities. In order to do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our collaborative research development and partner relationships.

During fiscal year 2015 we are focused on the following four key initiatives:

●	Conducting well-designed studies early in the clinical development process to establish a robust foundation for subsequent development, partnership and expansion into complementary areas;

●	Working with collaborators and partners to accelerate product development, reduce our development costs, and broaden our commercialization capabilities;

●	Gaining regulatory approval for the continued development and commercialization of our products in the United States; and,

●	Developing new intellectual property to enable us to file patent applications that cover new applications of our existing technologies and product candidates.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes in critical accounting policies, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.

Financial Overview

Results of Operations- Comparison of the Three Months Ended October 31, 2014 and 2013

Revenue

Product Revenue and Gross Profit

In the prior year, we generated revenue through the sale of Dermacyte® through distribution agreements, on-line retailers and direct sales to physician and medical spa facilities. We no longer sell the product through on-line retailers and direct sales, and under the terms of the license agreement for the development and commercialization of Dermacyte, we do not anticipate earning any significant royalty revenue from this product for the remainder of the current fiscal year. Product revenue and percentage changes for the three months ended October 31, 2014 and 2013 are as follows:

	Three months ended October 31,		Increase/	% Increase/
	2014	2013	(Decrease)	(Decrease)
Product revenue	$-	$24,685	$(24,685)	(100	) %
Cost of sales	-	3,355	(3,355)	(100	) %
Gross profit	$-	$21,330	$(21,330)	(100	) %

Government Grant Revenue

We earn revenues, or Grant Revenue, through a cost-reimbursement grant sponsored by the United States Army, or the Grant. Grant Revenue is recognized as milestones under the Grant program are achieved. Grant Revenue is earned through reimbursements for the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party contract research organizations, or CROs. Government grant revenue and percentage changes for the three months ended October 31, 2014 and 2013 are as follows.

	Three months ended October 31,		Increase/	% Increase/
	2014	2013	(Decrease)	(Decrease)
Government grant revenue	$-	$34,377	$(34,377)	(100	) %

The decrease in revenue earned under the Grant is due to our completion of the studies under the Grant in the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended October 31, 2014 and 2013, respectively, are as follows:

	Three months ended October 31,		Increase/	% Increase/
	2014	2013	(Decrease)	(Decrease)
Personnel costs	$756,310	$606,224	$150,086	25%
Legal and professional fees	595,600	670,554	(74,954)	(11	) %
Other costs	162,257	77,584	84,673	109%
Facilities	42,852	38,261	4,591	12%
Depreciation and amortization	29,324	28,782	542	2%

Personnel costs:

Personnel costs increased approximately $150,000 for the three months ended October 31, 2014 compared to the same period in the prior year. The increase was due to a $240,000 increase in salaries and benefits paid due primarily to headcount additions in the current year, including the Chief Executive Officer and two additional management positions, and a $215,000 accrual for severance payments due to certain employees following the stoppage of the TBI trials. These increases were partially offset by decreases of approximately $175,000 for bonuses paid and $130,000 for stock compensation expense recognized in the same period in the prior year.

Legal and professional fees:

Legal and professional fees include costs incurred for accounting and legal fees, Board of Director compensation, investor relations and communications, and consulting fees. Legal and professional fees decreased approximately $75,000 for the three months ended October 31, 2014 compared to the same period in the prior year.

●	Legal and accounting fees decreased in the current period by approximately $330,000 due primarily to costs incurred in the prior year related to the acquisition of the rights to develop levosimendan.

●	Board of Directors fees increased in the current period by approximately $105,000 due to the addition of a director and restructuring of directors’ fees.

●
Costs associated with investor relations and communication increased approximately $100,000 in the current period due primarily to fees associated with outsourced corporate communications and website development.

●	Consulting costs increased approximately $40,000 in the current period due primarily to fees paid to recruiting firms for placement services and contract labor.

Other costs:

Other costs include costs incurred for banking fees, travel, supplies, insurance and other miscellaneous charges. The approximately $85,000 increase in other costs was due primarily to approximately $25,000 in banking fees related to the management of our marketable securities and approximately $30,000 for relocation costs that were not incurred during the same period in the prior year; as well as an approximately $15,000 increase in travel expenses and an approximately $15,000 increase in insurance costs, compared to the same period in the prior year.

Facilities:

Facilities include costs paid for rent and utilities at our corporate headquarters in North Carolina. The approximately $5,000 increase during the three months ended October 31, 2014 compared to the same period in the prior year was the result of an increase in the pass-through costs for maintenance and utility charges.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the three months ended October 31, 2014 and 2013.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended October 31, 2014 and 2013, respectively, are as follows:

	Three months ended October 31,		Increase/	% Increase/
	2014	2013	(Decrease)	(Decrease)
Clinical and preclinical development	$2,383,710	$391,042	$1,992,668	510%
Personnel costs	149,613	241,788	(92,175)	(38	) %
Consulting	10,699	90,836	(80,137)	(88	) %
Depreciation	8,569	9,556	(987)	(10	) %
Other costs	2,876	12,816	(9,940)	(78	) %
Facilities	1,385	2,527	(1,142)	(45	) %

Clinical and preclinical development:

The increase of approximately $2.0 million in clinical and preclinical development costs for the three months ended October 31, 2014 compared to the same period in the prior year was primarily due to approximately $1.25 million in costs associated with the Phase III LCOS trial for levosimendan and a $500,000 payment to support the Phase II sepsis trial for levosimendan in the U.K. which were not incurred in the same period in the prior year. Additionally, the costs associated with the development of Oxycyte increased $250,000 as compared to the same period in the prior year due primarily to the accrued study close-out costs for the Phase II-b TBI trial.

Personnel costs:

Personnel costs decreased approximately $90,000 for the three months ended October 31, 2014 compared to the same period in the prior year primarily due to the termination of the Chief Medical Officer position prior to the current period.

Consulting fees:

Consulting fees decreased approximately $80,000 for the three months ended October 31, 2014 compared to the same period in the prior year primarily due to a reduction in fees incurred to plan and prepare for regulatory submissions, clinical trial expansions and other clinical support activities associated with clinical development of Oxycyte.

Depreciation:

Depreciation expense remained relatively consistent for the three months ended October 31, 2014 and 2013.

Other costs:

Other costs decreased approximately $10,000 for the three months ended October 31, 2014 compared to the same period in the prior year primarily due to repairs and maintenance costs for manufacturing equipment.

Facilities:

Facilities expense remained relatively consistent for the three months ended October 31, 2014 and 2013.

Interest expense

Interest expense includes the interest payments due under our convertible debt, amortization of debt issuance costs and accretion of discounts recorded against our convertible notes, and noncash amortization of premiums paid on our marketable securities. Interest expense and percentage changes for the three months ended October 31, 2014 and 2013, respectively, are as follows:

	Three months ended October 31,		Increase/	% Increase/
	2014	2013	(Decrease)	(Decrease)
Interest expense	$59	$1,416,856	$(1,416,797)	(100	) %

During the three months ended October 31, 2014, interest expense decreased approximately $1.4 million compared to the same period in the prior year. The decrease was due primarily to the reduction in the principal balance of our convertible notes in the prior year. The majority of our convertible notes were exchanged during the three months ended October 31, 2013, and the remainder of these notes matured in June 2014.

Other income and expense

Other income and expense includes non-operating income and expense items not otherwise recorded in our consolidated statement of operations. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, changes in the fair value of financial assets and liabilities, interest income earned and fixed asset disposals. Other income and expense for the three months ended October 31, 2014 and 2013, respectively, is as follows:

	Three months ended October 31,		(Increase)/
	2014	2013	Decrease
Other (income) expense, net	$(88,291)	$367	$(88,658)

Other income increased approximately $90,000 for the three months ended October 31, 2014 compared to the same period in the prior year primarily due to $125,000 in interest earned from our marketable securities, partially offset by a $35,000 increase in the fair value of our Series C warrant liability in the current period.

Results of Operations- Comparison of the Six Months Ended October 31, 2014 and 2013

Revenue

Product Revenue and Gross Profit

In the prior year, we generated revenue through the sale of Dermacyte® through distribution agreements, on-line retailers and direct sales to physician and medical spa facilities. We no longer sell the product through on-line retailers and direct sales, and under the terms of the license agreement for the development and commercialization of Dermacyte, we do not anticipate earning any significant royalty revenue from this product for the remainder of the current fiscal year. Product revenue and percentage changes for the six months ended October 31, 2014 and 2013 are as follows:

	Six months ended October 31,		Increase/	% Increase/
	2014	2013	(Decrease)	(Decrease)
Product revenue	$-	$60,079	$(60,079)	(100	) %
Cost of sales	-	30,864	(30,864)	(100	) %
Gross profit	$-	$29,215	$(29,215)	(100	) %

Government Grant Revenue

We earn revenues, or Grant Revenue, through a cost-reimbursement grant sponsored by the United States Army, or the Grant. Grant Revenue is recognized as milestones under the Grant program are achieved. Grant Revenue is earned through reimbursements for the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party CROs. Government grant revenue and percentage changes for the six months ended October 31, 2014 and 2013 are as follows.

	Six months ended October 31,		Increase/	% Increase/
	2014	2013	(Decrease)	(Decrease)
Government grant revenue	$-	$192,297	$(192,297)	(100	) %

The decrease in revenue earned under the Grant is due to our completion of the majority of the studies under the Grant in the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the six months ended October 31, 2014 and 2013, respectively, are as follows:

	Six months ended October 31,		Increase/	% Increase/
	2014	2013	(Decrease)	(Decrease)
Personnel costs	$1,318,512	$953,429	$365,083	38%
Legal and professional fees	1,288,699	1,161,572	127,127	11%
Other costs	286,955	156,553	130,402	83%
Facilities	82,817	75,080	7,737	10%
Depreciation and amortization	59,219	57,190	2,029	4%

Personnel costs:

Personnel costs increased approximately $365,000 for the six months ended October 31, 2014 compared to the same period in the prior year. The increase was due to a $505,000 increase in salaries and benefits paid due primarily to headcount additions in the current year, including the Chief Executive Officer and two additional management positions, and a $215,000 accrual for severance payments due to certain employees following the stoppage of the TBI trials. These increases were partially offset by decreases of approximately $180,000 for bonuses paid and $170,000 for stock compensation expense recognized in the same period in the prior year.

Legal and professional fees:

Legal and professional fees include costs incurred for accounting and legal fees, Board of Director compensation, investor relations and communications, and consulting fees. Legal and professional fees increased approximately $125,000 for the six months ended October 31, 2014 compared to the same period in the prior year.

●	Legal and accounting fees decreased in the current period by approximately $370,000 due primarily to costs incurred in the prior year related to the acquisition of the rights to develop levosimendan.

●
Board of Directors fees increased in the current period by approximately $215,000, which includes $140,000 for the vesting of stock options awarded, due to the addition of a director and the restructuring of directors’ fees.

●
Costs associated with investor relations and communication increased approximately $305,000 in the current period due primarily to fees associated with outsourced corporate communications and website development.

●
Consulting costs decreased approximately $25,000 in the current period due primarily to fees paid to recruiting firms for placement services in the prior year partially offset by fees paid for recruiting and contract labor in the current period.

Other costs:

Other costs include costs incurred for banking fees, travel, supplies, insurance and other miscellaneous charges. The approximately $130,000 increase in other costs was due primarily to approximately $45,000 in banking fees related to the management of our marketable securities and approximately $30,000 for relocation costs that were not incurred during the same period in the prior year; as well as an approximately $30,000 increase in travel expenses and an approximately $25,000 increase in insurance costs, compared to the same period in the prior year.

Facilities:

Facilities include costs paid for rent and utilities at our corporate headquarters in North Carolina. The approximately $7,500 increase during the six months ended October 31, 2014 compared to the same period in the prior year was the result of an increase in the pass-through costs for maintenance and utility charges.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the six months ended October 31, 2014 and 2013.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the six months ended October 31, 2014 and 2013, respectively, are as follows:

	Six months ended October 31,		Increase/	% Increase/
	2014	2013	(Decrease)	(Decrease)
Clinical and preclinical development	$3,161,726	$886,157	$2,275,569	257%
Personnel costs	308,175	454,683	(146,508)	(32	) %
Other costs	17,584	19,597	(2,013)	(10	) %
Depreciation	17,160	19,388	(2,228)	(11	) %
Consulting	14,931	136,179	(121,248)	(89	) %
Facilities	3,789	5,454	(1,665)	(31	) %

Clinical and preclinical development:

The increase of approximately $2.3 million in clinical and preclinical development costs for the six months ended October 31, 2014 compared to the same period in the prior year was primarily due to approximately $1.75 million in costs associated with the Phase III LCOS trial for levosimendan and a $500,000 payment to support the Phase II sepsis trial for levosimendan in the U.K. which were not incurred in the same period in the prior year. Additionally, the costs associated with the Phase II-b TBI trial increased approximately $260,000 due primarily to the accrued study close-out costs, while the costs incurred for preclinical safety studies and quality assurance for Oxycyte decreased approximately $250,000, as compared to the same period in the prior year.

Personnel costs:

Personnel costs decreased approximately $145,000 for the six months ended October 31, 2014 compared to the same period in the prior year primarily due to the termination of the Chief Medical Officer position prior to the current period.

Other costs:

Other costs remained relatively consistent for the six months ended October 31, 2014 and 2013.

Depreciation:

Depreciation expense remained relatively consistent for the six months ended October 31, 2014 and 2013.

Consulting fees:

Consulting fees decreased approximately $120,000 for the six months ended October 31, 2014 compared to the same period in the prior year primarily due to a reduction in fees incurred to plan and prepare for regulatory submissions, clinical trial expansions and other clinical support activities associated with clinical development of Oxycyte.

Facilities:

Facilities expense remained relatively consistent for the six months ended October 31, 2014 and 2013.

Interest expense

Interest expense includes the interest payments due under our convertible debt, amortization of debt issuance costs and accretion of discounts recorded against our convertible notes, and noncash amortization of premiums paid on our marketable securities. Interest expense and percentage changes for the six months ended October 31, 2014 and 2013, respectively, are as follows:

	Six months ended October 31,		Increase/	% Increase/
	2014	2013	(Decrease)	(Decrease)
Interest expense	$46,320	$2,072,660	$(2,026,340)	(98	) %

During the six months ended October 31, 2014, interest expense decreased approximately $2.0 million compared to the same period in the prior year. The decrease was due primarily to the reduction in the principal balance of our convertible notes in the prior year. The majority of our convertible notes were exchanged during the six months ended October 31, 2013, and the remainder of these notes matured in June 2014.

Other income and expense

Other income and expense for the six months ended October 31, 2014 and 2013, respectively, is as follows:

	Six months ended October 31,		(Increase)/
	2014	2013	Decrease
Other (income) expense, net	$(379,512)	$227	$(379,739)

Other income increased approximately $380,000 for the six months ended October 31, 2014 compared to the same period in the prior year primarily due to $140,000 in interest earned from our marketable securities and a $240,000 reduction in the fair value of our Series C warrant liability in the current period.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of October 31, 2014 we had an accumulated deficit of $143 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan and other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $23,007,680 and $58,966,033 of total current assets and working capital of $19,334,343 and $56,394,986 as of October 31, 2014 and April 30, 2014, respectively. Based on our working capital and the value of our investments in marketable securities at October 31, 2014, we believe we have sufficient capital to fund our operations through our fiscal year ending April 30, 2017. Our ability to continue to pursue testing and development of our products beyond our fiscal year 2017 depends on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining the necessary resources.

Cash Flows

The following table shows a summary of our cash flows for the six months ended October 31, 2014 and 2013:

	Six months ended October 31,
	2014	2013
Net cash used in operating activities	$(4,894,825)	$(3,576,368)
Net cash used in investing activities	(39,250,019)	(68,867)
Net cash provided by financing activities	180,429	5,404,649

Net cash used in operating activities.  Net cash used in operating activities was approximately $4.9 million for the six months ended October 31, 2014 compared to net cash used in operating activities of $3.6 million for the six months ended October 31, 2013. The increase in cash used for operating activities was due primarily to an increase in our costs incurred for the Phase III clinical trial for levosimendan and compensation costs incurred as a result of three additional management positions.

Net cash used in investing activities. Net cash used in investing activities was approximately $39.3 million for the six months ended October 31, 2014 compared to net cash used in investing activities of $69,000 for the six months ended October 31, 2013. The increase in cash used in investing activities was primarily due the purchase of marketable securities in the current period.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $180,000 for the six months ended October 31, 2014 compared to net cash provided by financing activities of $5.4 million for the six months ended October 31, 2013. The decrease in net cash provided by financing activities was due primarily to net proceeds of $5.4 million received from the issuance of Series C 8% Convertible Preferred Stock in the same period in the prior year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606) to create a single, joint revenue standard that is consistent across all industries and markets for companies that prepare their financial statements in accordance with GAAP. Under ASU 2014-09, an entity is required to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to receive in exchange for those goods or services. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We do not expect the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12 (“ASU 2014-12”) – Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which provides explicit guidance for the accounting treatment for these types of awards. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Early adoption is permitted. We do not expect the adoption of ASU 2014-12 will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to assess and evaluate whether conditions or events exist, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements issue date. The provisions of ASU 2014-15 are effective for annual periods beginning after December 15, 2016 and for annual and interim periods thereafter; early adoption is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2014, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The risks we face have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended April 30, 2014, as supplemented by the risks disclosed in our Quarterly Report on Form 10-Q for the period ended July 31, 2014, except that we commenced the human clinical trial for levosimendan on September 18, 2014 when the first patient was enrolled.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

The following table lists all repurchases during the second quarter of fiscal 2015 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2014 - August 31, 2014	-	$-	-	$-
September 1, 2014 - September 30, 2014	-	$-	-	$-
October 1, 2014 - October 31, 2014	59	$3.94	-	$-
Total	59	$3.94	-	$-

(1)	Represents shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report on Form 10-Q, and such exhibit index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENAX THERAPEUTICS, INC.

Date: December 15, 2014	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

No.	Description
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment of the Certificate of Incorporation (2)
3.3	Certificate of Amendment of the Certificate of Incorporation (4)
3.4	Certificate of Amendment of the Certificate of Incorporation.*
3.5	Certificate of Designations of Series A Convertible Preferred Stock (3)
3.6	Certificate of Designations of Series B-1 Convertible Preferred Stock (5)
3.7	Certificate of Designations of Series B-2 Convertible Preferred Stock (5)
3.8	Certificate of Designations of Series C 8% Convertible Preferred Stock (6)
3.9	Certificate of Designations of Series D 8% Convertible Preferred Stock (7)
3.10	Certificate of Designations of Series E Convertible Preferred Stock (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1) These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on June 30, 2008, and are incorporated herein by this reference.

(2) These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on November 13, 2009, and are incorporated herein by reference.

(3) These documents were filed as exhibits to the annual report on Form 10-K filed by Oxygen Biotherapeutics with the SEC on July 25, 2012, and are incorporated herein by this reference.

(4) This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on May 15, 2013, and is incorporated herein by this reference.

(5) These documents were filed as exhibits to the registration statement on Form S-1 filed by Oxygen Biotherapeutics with the SEC on March 22, 2013, and are incorporated herein by this reference.

(6) These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on July 25, 2013, and are incorporated herein by reference.

(7) These documents were filed as exhibits to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on August 26, 2013, and are incorporated herein by reference.

(8) This document was filed as an exhibit to the current report on Form 8-K filed by Oxygen Biotherapeutics with the SEC on October 25, 2013, and is incorporated herein by reference.

* Filed herewith.