Form 10-Q
period 2015-01-31
TENAX THERAPEUTICS, INC.
filed 2015-03-17
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED January 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

As of March 13, 2015, the registrant had outstanding 28,119,436 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	January 31, 2015	April 30, 2014
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$9,915,479	$58,320,555
Marketable securities	7,159,176	-
Accounts receivable	64,662	36,358
Government grant receivable	-	29,750
Prepaid expenses	348,151	401,964
Other current assets	181,834	177,406
Total current assets	17,669,302	58,966,033
Marketable securities	32,995,677	-
Property and equipment, net	67,460	124,374
Debt issuance costs, net	-	21,427
Intangible assets, net	23,038,469	22,999,744
Goodwill	11,265,100	11,265,100
Other assets	1,156,785	52,762
Total assets	$86,192,793	$93,429,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$425,231	$411,145
Accrued liabilities	1,711,012	858,136
Warrant liabilities	579,660	954,876
Notes payable, net	151,255	346,890
Total current liabilities	2,867,158	2,571,047
Other liabilities	-	10,932
Deferred tax liability	7,962,100	7,962,100
Total liabilities	10,829,258	10,544,079

Commitments and contingencies; see Note 7
Stockholders' equity
Preferred stock, undesignated, authorized 9,947,439; See Note 8	-	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 28,119,436 and 27,858,000, respectively	2,812	2,786
Additional paid-in capital	220,987,935	219,468,498
Accumulated other comprehensive gain	53,432	-
Accumulated deficit	(145,680,644)	(136,585,923)
Total stockholders’ equity	75,363,535	82,885,361
Total liabilities and stockholders' equity	$86,192,793	$93,429,440

The accompanying notes are an integral part of these Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended January 31,		Nine months ended January 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Product revenue	$-	$590	$-	$60,669
Cost of sales	-	410	-	31,275
Net product revenue	-	180	-	29,394
Government grant revenue	-	41,684	-	233,981
Total net revenue	-	41,864	-	263,375

Operating expenses
General and administrative	1,907,482	1,783,596	4,943,683	4,187,522
Research and development	1,227,190	689,666	4,750,556	2,211,124
Total operating expenses	3,134,672	2,473,262	9,694,239	6,398,646

Net operating loss	3,134,672	2,431,398	9,694,239	6,135,271

Interest expense	968	69,967	47,288	2,142,627
Other (income) expense	(267,294)	849,556	(646,806)	849,782
Net loss	$2,868,346	$3,350,921	$9,094,721	$9,127,680

Unrealized (gain) loss on marketable securities	(95,738)	-	(53,432)	-
Total comprehensive loss	$2,772,608	$3,350,921	$9,041,289	$9,127,680

Reconciliation of net loss to net loss attributable to common stockholders
Net loss	$2,868,346	$3,350,921	$9,094,721	$9,127,680
Preferred stock dividend	-	1,095,822	-	5,742,162
Net loss attributable to common stockholders	$2,868,346	$4,446,743	$9,094,721	$14,869,842

Net loss per share, basic	$(0.10)	$(0.43)	$(0.32)	$(2.56)
Weighted average number of common shares outstanding, basic	28,119,360	10,260,021	28,064,589	5,811,162
Net loss per share, diluted	$(0.10)	$(0.44)	$(0.32)	$(2.58)
Weighted average number of common shares outstanding, diluted	28,119,360	10,266,601	28,064,589	5,817,819

The accompanying notes are an integral part of these Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended January 31,
	2015	2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,094,721)	$(9,127,680)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	112,377	111,232
Interest on debt instruments	45,606	2,113,677
Loss on disposal of property and equipment	450	-
Issuance and vesting of compensatory stock options and warrants	691,069	101,053
Issuance of common stock as compensation	75,162	253,502
Issuance of note payable for services rendered	-	175,000
Change in the fair value of warrants	(375,216)	849,905
Amortization of premium on marketable securities	419,319	-
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(1,011,526)	370,096
Inventory	-	1,767
Accounts payable and accrued liabilities	1,016,098	(1,130,205)
Net cash used in operating activities	(8,121,382)	(6,281,653)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(44,805,044)	-
Sale of marketable securities	4,284,304	-
Purchase of property and equipment	(4,234)	(9,804)
Capitalization of patent costs and license rights	(90,405)	(103,240)
Net cash used in investing activities	(40,615,379)	(113,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	543,998	7,002,733
Proceeds from convertible notes, net of issuance costs	172,025	141,320
Proceeds for issuance of convertible preferred stock, net of issuance costs	-	4,895,188
Payments on notes - short-term	(384,338)	(88,415)
Net cash provided by financing activities	331,685	11,950,826

Net change in cash and cash equivalents	(48,405,076)	5,556,129
Cash and cash equivalents, beginning of period	58,320,555	783,528
Cash and cash equivalents, end of period	$9,915,479	$6,339,657

Cash paid for:
Interest	$1,682	$28,949

The accompanying notes are an integral part of these Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS, Continued
(Unaudited)

Non-cash financing activities during the nine months ended January 31, 2015:

(1)	The Company issued 255 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $45.10 per share for the payment of $11,500 interest payable on convertible notes with a gross carrying value of $300,000.

Non-cash financing activities during the nine months ended January 31, 2014:

(1)	The Company issued 4,631 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $45.10 for the payment of $208,792 interest payable on convertible notes with a gross carrying value of $4,900,000.

(2)	The Company issued 804,661 shares of its common stock for the payment of $1,227,360 as dividends on the Series C 8% Convertible Preferred stock.

(3)	The Company issued 4,600 shares of Series D 8% Convertible Preferred Stock as consideration for cancellation of $4.6 million in outstanding principal amount of a convertible promissory note issued by the Company on July 1, 2011.

(4)	The Company issued 576,084 shares of its common stock for the payment of $1,104,000 as dividends on the Series D 8% Convertible Preferred stock.

(5)	The Company issued 1,366,844 shares of its common stock that had a fair value of approximately $8.7 million and 32,992 shares of its Series E Convertible Preferred Stock, which are convertible into an aggregate of 3,299,200 shares of common stock that had a fair value of approximately $15.3 million in exchange for the assets of Phyxius Pharma, Inc. The Company recorded Goodwill of $3,303,000 as a result of this issuance.

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

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value.  There was no impairment to goodwill recognized during the three and nine months ended January 31, 2015.

Liquidity and Capital Resources

The Company has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. It had $17,669,302 and $58,966,033 total current assets and working capital of $14,802,144 and $56,394,986 as of January 31, 2015 and April 30, 2014, respectively. Its practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds

Cash resources including the fair value of the Company’s available for sale marketable securities as of January 31, 2015 were approximately $50.1 million, compared to approximately $58.3 million as of April 30, 2014. Based on its resources at January 31, 2015, and the current plan of expenditures for the continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through the fiscal year ending April 30, 2017. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

	Three months ended January 31,		Nine months ended January 31,
	2015	2014	2015	2014
Historical net loss per share:
Numerator
Net loss attributable to common stockholders	$(2,868,346)	$(4,446,743)	$(9,094,721)	$(14,869,842)
Less: Effect of amortization of interest expense on convertible notes	-	(38,105)	-	(133,363)
Net loss attributable to common stockholders (diluted)	(2,868,346)	(4,484,848)	(9,094,721)	(15,003,205)
Denominator
Weighted-average common shares outstanding	28,119,360	10,260,021	28,064,589	5,811,162
Effect of dilutive securities	-	6,580	-	6,657
Denominator for diluted net loss per share	28,119,360	10,266,601	28,064,589	5,817,819

Basic net loss per share	$(0.10)	$(0.43)	$(0.32)	$(2.56)
Diluted net loss per share	$(0.10)	$(0.44)	$(0.32)	$(2.58)

The following outstanding options, warrants, convertible preferred stock and convertible note shares were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Nine months ended January 31,
	2015	2014

Options to purchase common stock	3,693,407	50,728
Warrants to purchase common stock	2,728,236	2,813,749
Restricted stock grants	256	42,629
Convertible preferred shares outstanding	-	3,429,969

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

In June 2014, the FASB issued ASU No. 2014-12 (“ASU 2014-12”) – Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which provides explicit guidance for the accounting treatment for these types of awards. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-12 will have a material impact on its consolidated financial statements.

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
The Company applies valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach, and include enhanced disclosures of fair value measurements in the Company’s consolidated financial statements.

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in other income (expense) in the Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. The Company recognized a gain of $9,045 and a loss of $725 for the three and nine months ended January 31, 2015, respectively

Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At January 31, 2015, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	January 31, 2015
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$3,749,188	$6,322	$6,315	$-	$3,761,825
Corporate debt securities	35,470,614	332,041	76,980	(33,290)	35,846,345
Municipal bonds	541,243	2,013	3,427	-	546,683
Total investments	$39,761,045	$340,376	$86,722	$(33,290)	$40,154,853

The following table summarizes the scheduled maturity for the Company’s investments at January 31, 2015 and April 30, 2014:

	January 31, 2015	April 30, 2014
Maturing in one year or less	$7,159,176	$-
Maturing after one year through two years	32,995,677	-
Total investments	$40,154,853	$-

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

The Monte Carlo model is used for the Series C Warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. This requires Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and fundamental transactions.  The other assumptions used by the Company are summarized in the following table for the Series C Warrants that were outstanding as of January 31, 2015 and April 30, 2014:

Series C Warrants	January 31, 2015	April 30, 2014
Closing stock price	$3.40	$4.88
Expected dividend rate	0%	0%
Expected stock price volatility	84.24%	90.32%
Risk-free interest rate	1.07%	1.75%
Expected life (years)	4.47	5.23

As of January 31, 2015, the fair value of the warrant liability was $579,660. The Company recorded a gain of $137,099 and $375,216 for the change in fair value as a component of other expense on the consolidated statement of operations for the three and nine months ended January 31, 2015, respectively.

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants for the three and nine months ended January 31, 2015 is as follows:

Three months ended January 31, 2015
Balance, at October 31, 2014	$716,759
Issuance of warrants	-
Exercise of warrants	-
Gain included in income from change in fair value of warrants for the period	(137,099)
Balance, at January 31, 2015	$579,660

Nine months ended January 31, 2015
Balance, at April 30 2014	$954,876
Issuance of warrants	-
Exercise of warrants	-
Gain included in income from change in fair value of warrants for the period	(375,216)
Balance, at January 31, 2015	$579,660

As of January 31, 2015, 240,523 Series C Warrants are outstanding.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of January 31, 2015 and April 30, 2014:

		Fair Value Measurements at Reporting Date Using
	Balance as of January 31, 2015	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$9,915,479	$9,915,479	$-	$-
Marketable securities	$7,159,176	$-	$7,159,176	$-

Long-term Assets
Marketable securities	$32,995,677	$-	$32,995,677	$-

Current Liabilities
Warrant liabilities	$579,660	$-	$-	$579,660

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2014	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$58,320,555	$58,320,555	$-	$-

Current Liabilities
Warrant liabilities	$954,876	$-	$-	$954,876

There were no significant transfers between levels during the three and nine months ended January 31, 2015.

NOTE 4. BALANCE SHEET COMPONENTS

Other current assets

Other current assets consist of the following as of January 31, 2015 and April 30, 2014:

	January 31, 2015	April 30, 2014
R&D materials	$164,334	$177,406
Deferred cost of sales	17,500	-
	$181,834	$177,406

Property and equipment, net

Property and equipment consist of the following as of January 31, 2015 and April 30, 2014:

	January 31, 2015	April 30, 2014
Laboratory equipment	$683,084	$683,632
Computer equipment and software	123,295	142,380
Office furniture and fixtures	130,192	130,192
	936,571	956,204
Less: Accumulated depreciation	(869,111)	(831,830)
	$67,460	$124,374

Depreciation and amortization expense was approximately $18,000 and $21,000 for the three months ended January 31, 2015 and 2014; and $61,000 and $66,000 for the nine months ended January 31, 2015 and 2014, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of January 31, 2015 and April 30, 2014:

	January 31, 2015	April 30, 2014
Operating costs	$1,512,810	$76,632
Deferred revenue	129,945	124,521
Employee related	46,393	609,130
Restructuring liability	21,864	43,728
Convertible note interest payable	-	4,125
	$1,711,012	$858,136

Other liabilities

As further discussed in Note 9 below, following the closing of the Company’s research and development facility in California, the Company entered into a long-term sublease agreement with an unrelated third party covering the vacated space which extends through the termination date. The Company recorded a liability for the remaining lease payments due under its long-term, non-cancelable operating lease for this facility, net of sublease payments, which expires in July 2015. The table below summarizes the net future minimum payments due under this lease agreement:

	January 31, 2015	April 30, 2014
Net non-cancelable operating lease obligation	$21,864	$54,660
Less: current portion	(21,864)	(43,728)
Long-term portion of net non-cancelable operating lease obligation	$-	$10,932

NOTE 5. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of January 31, 2015:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	$22,000,000	N/A	$-	$-	$22,000,000
Patents	795,769	10.7	-	(317,275)	478,494
License Rights	625,005	14.4	-	(173,061)	451,944
Trademarks	108,031	N/A	-	-	108,031
Total	$23,528,805		$-	$(490,336)	$23,038,469

The following table summarizes the Company’s intangible assets as of April 30, 2014:

Asset Category	Value Assigned	Weighted Average Amortization Period (in Years)	Impairments	Accumulated Amortization	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	$22,000,000	N/A	$-	$-	$22,000,000
Patents	724,067	10.8	-	(289,943)	434,124
License Rights	607,947	14.6	-	(148,713)	459,234
Trademarks	106,386	N/A	-	-	106,386
Total	$23,438,400		$-	$(438,656)	$22,999,744

The aggregate amortization expense on the above intangibles was approximately $18,000 and $16,000, for the three months ended January 31, 2015 and 2014, respectively; and $52,000 and $45,000, for the nine months ended January 31, 2015 and 2014, respectively.

In Process Research and Development

The levosimendan product in Phase III clinical trial represents an in process research and development (“IPR&D”) asset. The IPR&D asset is a research and development project rather than a product or process already in service or being sold. Research and development intangible assets are considered indefinite-lived until the abandonment or completion of the associated research and development efforts. If abandoned, the assets would be impaired. Research and development expenditures that are incurred after the acquisition, including those for completing the research and development activities related to the acquired intangible research and development assets, are generally expensed as incurred.

Patents and License Rights

The Company currently holds, has filed for, or owns exclusive rights to, U.S. and worldwide patents covering 9 various methods and uses of its perfluorocarbon (“PFC”) technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter. The Company capitalized patent costs of approximately $90,000 and $107,000, for the nine months ended January 31, 2015 and 2014, respectively.

Trademarks

The Company currently holds, or has filed for, trademarks to protect the use of names and descriptions of its products and technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its trademark applications. The Company capitalized trademark costs of $1,645 and $0, for the nine months ended January 31, 2015 and 2014, respectively.

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

NOTE 6. NOTES PAYABLE

The following table summarizes the Company’s outstanding notes payable as of January 31, 2015 and April 30, 2014:

	January 31, 2015	April 30, 2014
Current portion of notes payable, net	$151,255	$63,568
Current portion of convertible notes payable	-	300,000
Less: Unamortized discount	-	(16,678)
Current portion of notes payable, net	$151,255	$346,890

Convertible Note

On June 29, 2011, the Company issued a note (the “June Note”) with a principal amount of approximately $300,000 and Warrants to purchase 6,652 shares of common stock. On July 1, 2011, the Company issued a separate note (together with the June Note, the “Notes”) with a principal amount of $4,600,000 and warrants to purchase 101,996 shares of common stock. The aggregate gross proceeds to the Company from the offering were approximately $4.9 million, excluding any proceeds from the exercise of any warrants. The aggregate placement agent fees were $297,000 and legal fees associated with the offering were $88,839. These costs have been capitalized as debt issue costs and will be amortized as interest expense over the life of the Notes. The Company recorded amortization of debt issue costs of $21,427 and $32,154 for the three months ended July 31, 2014 and 2013, respectively. All debt issue costs were fully amortized as of July 31, 2014.

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

The Company recorded interest expense of $0 and $68,653 for the three months ended January 31, 2015 and 2014, respectively; and $45,606 and $2,113,677 for the nine months ended January 31, 2015 and 2014, respectively.

The total value allocated to the warrants was $1,960,497 and was recorded as a debt discount against the proceeds of the notes. In addition, the beneficial conversion features related to the Notes were determined to be $2,939,504.  As a result, the aggregate discount on the Notes totaled $4,900,001, and was amortized over the term of the notes.  The Company recorded interest expense for the amortization of debt discount of $0 and $24,999 for the three months ended January 31, 2015 and 2014, respectively; and $16,678 and $1,863,882 for the nine months ended January 31, 2015 and 2014, respectively

NOTE 7. COMMITMENTS AND CONTINGENCIES

Simdax license agreement

On November 13, 2013, the Company acquired, through its wholly owned subsidiary, Life Newco, that certain License Agreement (the “License”), dated September 20, 2013 by and between Phyxius and Orion Corporation, a global healthcare company incorporated under the laws of Finland (“Orion”), and that certain Side Letter, dated October 15, 2013 by and between Phyxius and Orion, The License grants the Company an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimendan (the “Product”) in the United States and Canada (the “Territory”) from Orion.  Pursuant to the License, the Company must use Orion’s “Simdax®” trademark to commercialize the Product.  The License also grants to the Company a right of first refusal to commercialize new developments of the Product, including developments as to the formulation, presentation, means of delivery, route of administration, dosage or indication.  Orion’s ongoing role under the License includes sublicense approval, serving as the sole source of manufacture, holding a first right to enforce intellectual property rights in the Territory, and certain regulatory participation rights.  Additionally, the Company must grant back to Orion a broad non-exclusive license to any patents or clinical trial data related to the Product developed by the Company under the License.  The License has a fifteen (15) year term, provided, however, that the License will continue after the end of the fifteen year term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country.  The License provided that if the human clinical trial using the Product and studying reduction in morbidity and mortality of cardiac surgery patients at risk of low cardiac output syndrome (“LCOS”) as described in the U.S. Food and Drug Administration (the “FDA”) agreed upon clinical study protocol (the “Study”) was not started by July 31, 2014, Orion would have the right to terminate the License. While the Company did not commence the Study by that date, on September 9, 2014, Orion notified the Company in writing that it does not intend to terminate the License so long as the Study was commenced on or before January 31, 2015. The Company activated the first of its planned 50 clinical sites on July 28, 2014 and commenced the study on September 18, 2014 when the first patient was enrolled.

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

As of January 31, 2015, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

Agreement with Virginia Commonwealth University

In May 2008 the Company entered into a license agreement with Virginia Commonwealth University (“VCU”) whereby it obtained a worldwide, exclusive license to valid claims under three of the VCU's patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications unless the Company elects to terminate the agreement prior to patent expiration. Under the agreement the Company has an obligation to diligently pursue product development and pursue, at its own expense, prosecution of the patent applications covered by the agreement. As part of the agreement, the Company is required to pay to VCU non-refundable payments upon achieving development and regulatory milestones. As of January 31, 2015, the Company has not met any of the developmental milestones.

The agreement with VCU also requires the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. This fee is recorded as an other current asset and is amortized over the fiscal year. Amortization expense was $17,500 and $52,500 for each of the three months and each of the nine months ended January 31, 2015 and 2014, respectively.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s Certificate of Incorporation, the Board of Directors is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. As of January 31, 2015, 9,947,439 shares of preferred stock are undesignated, and no shares of preferred stock are issued or outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of January 31, 2015, there were 28,119,436 shares of common stock issued and outstanding.

Warrants

The following table summarizes the Company’s warrant activity for the nine months ended January 31, 2015:

	Warrants	Weighted Average Exercise Price
Outstanding at April 30, 2014	2,762,466	$4.28
Issued	175,000	$4.00
Exercised	(209,230)	$2.60
Outstanding at January 31, 2015	2,728,236	$4.39

On November 11, 2014, the Company issued common stock warrants in connection with the execution of a service agreement for investor relations and corporate communications. As part of the compensation under the agreement, the Company issued up to 175,000 warrants at an exercise price of $4.00 per share and contractual term of 5 years. The warrant is initially exercisable for 25,000 shares of common stock, and the number of shares of common stock exercisable under this warrant will be automatically increased by 50,000 upon the first occurrence of market price goals of $6.00, $8.00 and $10.00, respectively, during the eighteen month period beginning on the effective date. In accordance with ASC 815, these warrants are classified as equity and their estimated fair-value of $478,115 was recorded as an operating expense in the Consolidated Statement of Comprehensive Loss and as additional paid in capital during the three and nine months ended January 31, 2015. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

During the three and nine months ended January 31, 2015, the Company received approximately $0 and $544,000 and issued 0 and 209,230 shares of common stock, respectively upon the exercise of outstanding warrants.

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “Plan”). Under the Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. On March 14, 2014, the Company’s stockholders approved an amendment to the Plan which increased the number of shares of common stock authorized for issuance to a total of 4,000,000 shares, up from 300,000 previously authorized. As of January 31, 2015 the Company had 122,208 shares of common stock available for grant under the Plan.

The following table summarizes the changes in shares available for grant under the Plan during the nine months ended January 31, 2015:

Shares Available for Grant
Balances, at April 30, 2014	155,408
Options granted	(50,225)
Options cancelled/forfeited	4,676
Restricted stock granted	(2,624)
Restricted stock cancelled/forfeited	14,973
Balances, at January 31, 2015	122,208

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

The following table summarizes the changes in outstanding stock options under the Plan during the nine months ended January 31, 2015:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at April 30, 2014	3,647,858	$5.79
Options granted	50,225	$4.82
Options cancelled	(4,676)	$63.83
Balances, at January 31, 2015	3,693,407	$5.70

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $70,747 and $212,954 for the three and nine months ended January 31, 2015, respectively.

As of January 31, 2015, there were unrecognized compensation costs of approximately $79,000 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.2 years. Additionally, there were unrecognized compensation costs of approximately $7.9 million related to non-vested stock option awards subject to performance-based vesting milestones with a weighted average remaining life of 5.1 years. As of January 31, 2015, none of these milestones have been achieved.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the nine months ended January 31, 2015 and 2014:

	For the nine months ended January
	2015	2014
Risk-free interest rate (weighted average)	2.23%	1.12%
Expected volatility (weighted average)	98.43%	86.24%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.

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

Forfeitures
Stock compensation expense recognized in the statements of operations for the nine months ended January 31, 2015 and 2014 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Restricted Stock Grants

The following table summarizes the changes in outstanding restricted stock grants under the Plan during the nine months ended January 31, 2015.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at April 30, 2014	42,478	$6.39
Restricted stock granted	2,624	$4.89
Restricted stock vested	(29,873)	$5.99
Restricted stock cancelled	(14,973)	$6.96
Balances, at January 31, 2015	256	$4.40

The Company recorded compensation expense for these restricted stock grants of $716 and $17,377 for the three and nine months ended January 31, 2015, respectively.

As of January 31, 2015, there were unrecognized compensation costs of approximately $1,100 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period of 0.75 years.

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

The following table summarizes the impact of the work force reductions and other associated costs on operating expenses and payments for the nine months ended January 31, 2015, and the liability remaining on the balance sheet as of January 31, 2015.

	Charges Incurred During the Nine Months Ended January 31, 2015	Amounts Paid Through January 31, 2015	Amounts Accrued at January 31, 2015
Future lease obligations, net of sublease revenue	$-	$120,020	$21,864

The Company recorded all restructuring expenses as operating expenses on the consolidated statement of operations. All restructuring costs were paid by January 31, 2015, with the exception of approximately $22,000 of future lease obligations, net of sublease revenue.

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

All references in this Quarterly Report to “Tenax Therapeutics”, “we”, “our” and “us” means Tenax Therapeutics, Inc.

Overview

Strategy

We are a specialty pharmaceutical company focused on developing and commercializing drugs for critical care patients. Our principal business objective is to acquire, or discover, develop, and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity. Our lead product is levosimendan, which was acquired in an asset purchase agreement with Phyxius Pharma, Inc., or Phyxius. Levosimendan is a calcium sensitizer developed for intravenous use in hospitalized patients with acutely decompensated heart failure. The treatment is currently approved in more than 50 countries for this indication. The United States Food and Drug Administration, or FDA, has granted Fast Track status for levosimendan for the reduction of morbidity and mortality in cardiac surgery patients at risk for developing Low Cardiac Output Syndrome or LCOS. In addition, the FDA has agreed to the Phase III protocol design under Special Protocol Assessment (“SPA”), and provided guidance that a single successful trial will be sufficient to support approval of levosimendan in this indication.

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

Third Quarter 2015 Highlights

The following summarizes certain key financial measures for the nine months ended January 31, 2015:

●	Cash and cash equivalents, including the fair value of our available for sale securities, were $50.1 million at January 31, 2015.

●	Our loss from operations was $2.9 million for the third quarter of fiscal 2015 compared to $2.4 million for the three months ended January 31, 2014.

●	Net cash used in operating activities was $8.1 million and $6.3 million for the nine months ended January 31, 2015 and 2014, respectively.

Consistent with our strategy, as of March 16, 2015, we (i) activated 40 of the planned 50 U.S. sites, and enrolled the first 41 patients in our phase III LCOS clinical trial, (ii) funded the Imperial College London approximately $500,000 to support the accelerated enrollment and completion of the ongoing LeoPARDS Trial (Levosimendan for the Prevention of Acute oRgan Dysfunction in Sepsis) in which we are currently evaluating the potential statistical analysis plan for this trial with Imperial College London, and (iii) on February 4, 2015, received approval from Health Canada to include Canadian Hospitals in the LCOS clinical trial, where we plan to activate up to 11 additional sites.

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

The Phase III trial is being conducted in approximately 60 major cardiac surgery centers in North America.  The trial is enrolling patients undergoing coronary artery bypass graphs, CABG and/or mitral valve surgery, and CABG and aortic valve surgery who are at risk for developing LCOS.  The trial is a double blind, randomized, placebo controlled study enrolling 760 patients. Enrollment began in the second quarter of fiscal year 2015, and will take approximately 18 months to complete.

In August 2014, we entered into a collaboration with Imperial College London pursuant to which we provided approximately $500,000 in supplemental funding to support the accelerated enrollment and completion of the ongoing LeoPARDS trial. The LeoPARDS trial is designed to determine whether levosimendan reduces the incidence and severity of acute organ dysfunction in adult patients who have septic shock, as well as evaluate its safety profile. As of March 16, 2015, the trial had enrolled 250 out of an estimated 516 patients.

In November 2014 we held a face-to-face meeting with the FDA to discuss the development of levosimendan in septic shock. The purpose of the meeting was to provide us with guidance on how the data might be analyzed to support a regulatory filing.

In February 2015, we announced the appointment of Paula Bokesch, M.D., as chief medical officer. Dr. Bokesch will direct clinical development for the Company’s lead asset, levosimendan, including the current Phase III LEVO-CTS trial to evaluate the use of levosimendan for the reduction of morbidity and mortality in cardiac surgery patients at risk for developing LCOS.

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

Financial Overview

Results of Operations- Comparison of the Three Months Ended January 31, 2015 and 2014

Revenue

Product Revenue and Gross Profit

In the prior year, we generated revenue through the sale of Dermacyte® through distribution agreements, on-line retailers and direct sales to physician and medical spa facilities. We no longer sell the product through on-line retailers and direct sales, and under the terms of the license agreement for the development and commercialization of Dermacyte, we do not anticipate earning any significant royalty revenue from this product for the remainder of the current fiscal year. Product revenue and percentage changes for the three months ended January 31, 2015 and 2014 are as follows:

	Three months ended January 31,
	2015	2014	Increase/ (Decrease)	% Increase/ (Decrease)
Product revenue	$-	$590	$(590)	(100	) %
Cost of sales	-	410	(410)	(100	) %
Gross profit	$-	$180	$(180)	(100	) %

Government Grant Revenue

We earn revenues, or Grant Revenue, through a cost-reimbursement grant sponsored by the United States Army, or the Grant. Grant Revenue is recognized as milestones under the Grant program are achieved. Grant Revenue is earned through reimbursements for the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party contract research organizations, or CROs. Government grant revenue and percentage changes for the three months ended January 31, 2015 and 2014 are as follows:

	Three months ended January 31,
	2015	2014	Increase/(Decrease)	% Increase/(Decrease)
Government grant revenue	$-	$41,684	$(41,684)	(100	) %

The decrease in revenue earned under the Grant is due to our completion of the studies under the Grant in the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended January 31, 2015 and 2014, respectively, are as follows:

	Three months ended January 31,
	2015	2014	Increase/ (Decrease)	% Increase/ (Decrease)
Legal and professional fees	$1,060,606	$710,793	$349,813	49%
Personnel costs	565,593	922,356	(356,763)	(39	) %
Other costs	214,935	83,945	130,990	156%
Facilities	38,468	39,055	(587)	(2	) %
Depreciation and amortization	27,880	27,447	433	2%

Legal and professional fees:

Legal and professional fees include costs incurred for accounting and legal fees, Board of Director compensation, investor relations and communications, and consulting fees. Legal and professional fees increased approximately $350,000 for the three months ended January 31, 2015 compared to the same period in the prior year.

●
Costs associated with investor relations and communication increased approximately $376,000 during the current period. This increase was due primarily to the issue of 175,000 warrants with a calculated fair value of approximately $475,000, partially offset by a reduction of approximately $100,000 in fees paid to outsourced corporate communications firms.

●	Board of Directors fees increased in the current period by approximately $104,000 due to the addition of a director and restructuring of directors’ fees.

●	Consulting costs increased approximately $70,000 in the current period due primarily to fees paid to recruiting firms for placement services and contract labor.

●
Legal, accounting and capital market fees decreased in the current period by approximately $200,000 due primarily to costs incurred in the prior year related to the acquisition of the rights to develop levosimendan.

Personnel costs:

Personnel costs increased approximately $8,000 for the nine months ended January 31, 2015 compared to the same period in the prior year.

●
Stock based compensation and the vested value of issued stock options decreased approximately $205,000 in the current period due primarily to equity-based bonuses paid in the prior year related to the acquisition of the rights to develop levosimendan.

●	Salaries and benefits decreased approximately $150,000 in the current period due primarily to bonuses paid in the prior year related to the acquisition of the rights to develop levosimendan.

Other costs:

Other costs include costs incurred for banking fees, travel, supplies, insurance and other miscellaneous charges. Other costs increased approximately $130,000 for the three months ended January 31, 2015 compared to the same period in the prior year. The increase in the current period is due primarily to approximately $75,000 in franchise taxes paid, approximately $25,000 in banking fees associated with the management of our marketable securities, an increase of approximately $15,000 for insurance costs and approximately $15,000 for the costs of non-capitalized supplies, office furniture and equipment.

Facilities:

Facilities expense includes costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities expense remained relatively consistent for the three months ended January 31, 2015 and 2014.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the three months ended January 31, 2015 and 2014.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended January 31, 2015 and 2014, respectively, are as follows:

	Three months ended January 31,
	2015	2014	Increase/ (Decrease)	% Increase/ (Decrease)
Clinical and preclinical development	$1,126,171	$511,426	$614,745	120%
Personnel costs	76,806	156,110	(79,304)	(51	) %
Consulting	13,515	4,369	9,146	209%
Depreciation	8,118	12,256	(4,138)	(34	) %
Other costs	2,225	3,100	(875)	(28	) %
Facilities	355	2,405	(2,050)	(85	) %

Clinical and preclinical development:

Clinical and preclinical development costs increased approximately $615,000 for the three months ended January 31, 2015 compared to the same period in the prior year. This increase was primarily due to an increase of approximately $792,000 in costs associated with the Phase III LCOS trial for levosimendan partially offset by a reduction of approximately $177,000 in costs associated with the development of Oxycyte as compared to the same period in the prior year due to the decision to stop development activities and close-out the Phase II-b TBI trial in the previous quarter of the current year.

Personnel costs:

Personnel costs decreased approximately $79,000 for the three months ended January 31, 2015 compared to the same period in the prior year primarily due to a reduction in headcount related to the stoppage of the STOP-TBI Phase II-b clinical trial.

Consulting fees:

Consulting fees increased approximately $9,000 for the three months ended January 31, 2015 compared to the same period in the prior year due primarily to an increase in fees paid for the continued development and management of the Phase III clinical trial for levosimendan.

Depreciation:

Depreciation expense decreased approximately $4,000 for the three months ended January 31, 2015 compared to the same period in the prior year primarily due to the disposal of certain idle laboratory equipment related to the development of Oxycyte.

Other costs:

Other costs remained relatively consistent for the three months ended January 31, 2015 and 2014.

Facilities:

Facilities costs decreased approximately $2,000 for the three months ended January 31, 2015 compared to the same period in the prior year primarily due to a reduction in pass-through costs related to our sublet lab facility in California.

Interest expense

Interest expense includes the interest payments due under our convertible debt, amortization of debt issuance costs and accretion of discounts recorded against our convertible notes, and noncash amortization of premiums paid on our marketable securities. Interest expense and percentage changes for the three months ended January 31, 2015 and 2014, respectively, are as follows:

	Three months ended January 31,
	2015	2014	Increase/ (Decrease)	% Increase/ (Decrease)
Interest expense	$968	$69,967	$(68,999)	(99	) %

Interest expense decreased approximately $69,000 during the three months ended January 31, 2015 as compared to the same period in the prior year. The decrease was due to the reduction of approximately $300,000 in the principal balance of our convertible notes as compared to the prior year. The majority of our convertible notes were exchanged during fiscal 2014, and the remainder of these notes was paid upon maturity in June 2014.

Other income and expense

Other income and expense includes non-operating income and expense items not otherwise recorded in our consolidated statement of operations. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, changes in the fair value of financial assets and liabilities, interest income earned and fixed asset disposals. Other income and expense for the three months ended January 31, 2015 and 2014, respectively, is as follows:

	Three months ended January 31,
	2015	2014	(Increase)/ Decrease
Other (income) expense, net	$(267,294)	$849,556	$(1,116,850)

Other income increased approximately $1.1 million for the three months ended January 31, 2015 compared to the same period in the prior year primarily due to $130,000 in interest earned from our marketable securities and a $987,000 decrease in the fair value of our Series C warrant liability in the current period.

Results of Operations- Comparison of the Nine months Ended January 31, 2015 and 2014

Revenue

Product Revenue and Gross Profit

In the prior year, we generated revenue through the sale of Dermacyte® through distribution agreements, on-line retailers and direct sales to physician and medical spa facilities. We no longer sell the product through on-line retailers and direct sales, and under the terms of the license agreement for the development and commercialization of Dermacyte, we do not anticipate earning any significant royalty revenue from this product for the remainder of the current fiscal year. Product revenue and percentage changes for the nine months ended January 31, 2015 and 2014 are as follows:

	Nine months ended January 31,
	2015	2014	Increase/ (Decrease)	% Increase/ (Decrease)
Product revenue	$-	$60,669	$(60,669)	(100	) %
Cost of sales	-	31,275	(31,275)	(100	) %
Gross profit	$-	$29,394	$(29,394)	(100	) %

Government Grant Revenue

Grant Revenue is recognized as milestones under the Grant program are achieved. Grant Revenue is earned through reimbursements for the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party CROs. Government grant revenue and percentage changes for the nine months ended January 31, 2015 and 2014 are as follows.

	Nine months ended January 31,
	2015	2014	Increase/ (Decrease)	% Increase/ (Decrease)
Government grant revenue	$-	$233,981	$(233,981)	(100	) %

The decrease in revenue earned under the Grant is due to our completion of the studies under the Grant in the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the nine months ended January 31, 2015 and 2014, respectively, are as follows:

	Nine months ended January 31,
	2015	2014	Increase/ (Decrease)	% Increase/ (Decrease)
Legal and professional fees	$2,349,304	$1,872,365	$476,939	25%
Personnel costs	1,884,105	1,875,786	8,319	0%
Other costs	501,891	240,497	261,394	109%
Facilities	121,285	114,136	7,149	6%
Depreciation and amortization	87,098	84,636	2,462	3%

Legal and professional fees:

Legal and professional fees include costs incurred for accounting and legal fees, Board of Director compensation, investor relations and communications, and consulting fees. Legal and professional fees increased approximately $477,000 for the nine months ended January 31, 2015 compared to the same period in the prior year.

●
Costs associated with investor relations and communication increased approximately $680,000 in the current period. This increase was due primarily to the issue of 175,000 warrants with a calculated fair value of approximately $475,000 and an increase of approximately $205,000 in fees paid to outsourced corporate communication firms for investor relations services and website development.

●
Board of Directors fees increased in the current period by approximately $317,000. This increase was due primarily to approximately $210,000 in recognized expense for the vesting of stock options awarded and an increase of approximately $107,000 in fees paid due to the addition of a director and the restructuring of directors’ fees in the current period.

●	Consulting costs increased approximately $43,000 in the current period due primarily to fees paid for recruiting firms for placement services and contract labor in the current period.

●
Legal, accounting and capital market fees decreased in the current period by approximately $564,000. This decrease was due primarily to a reduction of approximately $501,000 in accounting and legal fees incurred in the prior year related to the acquisition of the rights to develop levosimendan and the issuance of our Series C and Series D Preferred Stock and a reduction of approximately $63,000 in fees paid for the listing of additional shares with Nasdaq and SEC filings made during the same period in the prior year.

Personnel costs:

Personnel costs increased approximately $9,000 for the nine months ended January 31, 2015 compared to the same period in the prior year.

●
Salaries and benefits increased approximately $382,000 in the current period. This increase was due primarily to headcount additions in the current year, including the Chief Executive Officer and two additional management positions and severance payments related to the stoppage of Oxycyte development programs, partially offset by bonuses paid in the prior year related to the acquisition of the rights to develop levosimendan.

●
Stock based compensation and the vested value of issued stock options decreased approximately $375,000 in the current period due primarily to equity-based bonuses paid in the prior year related to the acquisition of the rights to develop levosimendan.

Other costs:

Other costs include costs incurred for banking fees, travel, supplies, insurance and other miscellaneous charges. Other costs increased approximately $261,000 for the nine months ended January 31, 2015 compared to the same period in the prior year. The increase in the current period is due primarily to approximately $75,000 in franchise taxes paid, approximately $75,000 in banking fees associated with the management of our marketable securities, an increase of approximately $43,000 for insurance costs, approximately $32,000 in relocation costs incurred in the current period and an increase of approximately $30,000 in travel related costs.

Facilities:

Facilities expense includes costs paid for rent and utilities at our corporate headquarters in North Carolina. The approximately $7,000 increase during the nine months ended January 31, 2015 compared to the same period in the prior year was the result of an increase in the pass-through costs for maintenance and utility charges.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the nine months ended January 31, 2015 and 2014.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the nine months ended January 31, 2015 and 2014, respectively, are as follows:

	Nine months ended January 31,
	2015	2014	Increase/ (Decrease)	% Increase/ (Decrease)
Clinical and preclinical development	$4,287,897	$1,397,583	$2,890,314	207%
Personnel costs	384,981	610,793	(225,812)	(37	) %
Consulting	28,446	140,548	(112,102)	(80	) %
Depreciation	25,279	31,643	(6,364)	(20	) %
Other costs	19,809	22,698	(2,889)	(13	) %
Facilities	4,144	7,859	(3,715)	(47	) %

Clinical and preclinical development:

The increase of approximately $2.9 million in clinical and preclinical development costs for the nine months ended January 31, 2015 compared to the same period in the prior year was primarily due to approximately $2.5 million in costs associated with the Phase III LCOS trial for levosimendan and a $500,000 payment to support the Phase II sepsis trial for levosimendan in the U.K., which were not incurred in the same period in the prior year. The costs associated with the Phase II-b TBI trial decreased approximately $166,000, as compared to the nine months ended January 31, 2014 due to the decision to stop development activities and close-out the Phase II-b TBI trial in the second quarter of fiscal 2014.

Personnel costs:

Personnel costs decreased approximately $226,000 for the nine months ended January 31, 2015 compared to the same period in the prior year primarily due to a reduction in headcount related to the stoppage of the STOP-TBI Phase II-b clinical trial.

Consulting fees:

Consulting fees decreased approximately $112,000 for the nine months ended January 31, 2015 compared to the same period in the prior year primarily due to a reduction in fees incurred to plan and prepare for regulatory submissions, clinical trial expansions and other clinical support activities associated with clinical development of Oxycyte.

Depreciation:

Depreciation expense remained relatively consistent for the nine months ended January 31, 2015 and 2014.

Other costs:

Other costs remained relatively consistent for the nine months ended January 31, 2015 and 2014.

Facilities:

Facilities expense remained relatively consistent for the nine months ended January 31, 2015 and 2014.

Interest expense

Interest expense includes the interest payments due under our convertible debt, amortization of debt issuance costs and accretion of discounts recorded against our convertible notes, and noncash amortization of premiums paid on our marketable securities. Interest expense and percentage changes for the nine months ended January 31, 2015 and 2014, respectively, are as follows:

	Nine months ended January 31,
	2015	2014	Increase/ (Decrease)	% Increase/ (Decrease)
Interest expense	$47,288	$2,142,627	$(2,095,339)	(98	) %

During the nine months ended January 31, 2015, interest expense decreased approximately $2.1 million compared to the same period in the prior year. The decrease was due primarily to the reduction in the principal balance of our convertible notes as compared to the prior year. The majority of our convertible notes were exchanged during the nine months ended January 31, 2014, and the remainder of these notes matured in June 2014.

Other income and expense

Other income and expense for the nine months ended January 31, 2015 and 2014, respectively, is as follows:

	Nine months ended January 31,
	2015	2014	(Increase)/ Decrease
Other (income) expense, net	$(646,806)	$849,782	$(1,496,588)

Other income increased approximately $1.5 million for the nine months ended January 31, 2015 compared to the same period in the prior year primarily due to a $1.2 million reduction in the fair value of our Series C warrant liability and approximately $270,000 in interest earned from our marketable securities in the current period.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of January 31, 2015 we had an accumulated deficit of $146 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan and other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $17,669,302 and $58,966,033 of total current assets and working capital of $14,802,144 and $56,394,986 as of January 31, 2015 and April 30, 2014, respectively. Based on our working capital and investments in marketable securities of $40,154,853 at January 31, 2015, we believe we have sufficient capital to fund our operations through our fiscal year ending April 30, 2017. Our ability to continue to pursue testing and development of our products beyond our fiscal year 2017 depends on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining the necessary resources.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended January 31, 2015 and 2014:

	Nine months ended January 31,
	2015	2014
Net cash used in operating activities	$(8,121,382)	$(6,281,653)
Net cash used in investing activities	(40,615,379)	(113,044)
Net cash provided by financing activities	331,685	11,950,826

Net cash used in operating activities.  Net cash used in operating activities was approximately $8.1 million for the nine months ended January 31, 2015 compared to net cash used in operating activities of $6.3 million for the nine months ended January 31, 2014. The increase in cash used for operating activities was due primarily to an increase in our costs incurred for the Phase III clinical trial for levosimendan and compensation costs incurred as a result of three additional management positions.

Net cash used in investing activities. Net cash used in investing activities was approximately $40.6 million for the nine months ended January 31, 2015 compared to net cash used in investing activities of $113,000 for the nine months ended January 31, 2014. The increase in cash used in investing activities was primarily due the purchase of marketable securities in the current period.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $332,000 for the nine months ended January 31, 2015 compared to net cash provided by financing activities of $12.0 million for the nine months ended January 31, 2014. The decrease in net cash provided by financing activities was due primarily to net proceeds of $7 million received from the exercise of warrants and $5.4 million received from the issuance of Series C 8% Convertible Preferred Stock in the prior year, partially offset by net proceeds of $544,000 received from the exercise of warrants in the current period.

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

In June 2014, the FASB issued ASU No. 2014-12 (“ASU 2014-12”) – Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which provides explicit guidance for the accounting treatment for these types of awards. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2014-12 will have a material impact on our consolidated financial statements.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2015, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

November 1, 2014 - November 30, 2014	-	$-	-	$-
December 1, 2014 - December 31, 2014	-	$-	-	$-
January 1, 2015 - January 31, 2015	52	$3.28	-	$-
Total	52	$3.28	-	$-

(1)	Represents shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.   OTHER INFORMATION

As previously reported in our Registration Statement on Form S-3 (No. 333-202244) filed with the SEC on February 24, 2015, on February 23, 2015, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, under which we may offer and sell up to 40,000,000 shares of our common stock having an aggregate offering price of up to $40,000,000 through Cowen as our sales agent.  Cowen may sell the common stock by any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 promulgated under the of the Securities Act, including without limitation sales made directly on or through the NASDAQ Capital Market or any other existing trading market for our common stock or to or through a market maker. Cowen will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from us (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay Cowen a commission of 3.0% of the gross sales proceeds of any common stock sold through Cowen under the Sales Agreement. We have also provided Cowen with customary indemnification rights.

We are not obligated to make any sales of common stock under the Sales Agreement. The offering of shares of common stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the issuance and sale of all common stock subject to the Sales Agreement, or (ii) termination of the Sales Agreement in accordance with its terms.

ITEM 6.   EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report on Form 10-Q, and such exhibit index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENAX THERAPEUTICS, INC.

Date: March 17, 2015	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

No.	Description
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment of the Certificate of Incorporation (2)
3.3	Certificate of Amendment of the Certificate of Incorporation (3)
3.4	Certificate of Amendment of the Certificate of Incorporation (4)
3.5	Amended and Restated Bylaws (5)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1) These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on June 30, 2008, and are incorporated herein by this reference.

(2) These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on November 13, 2009, and are incorporated herein by reference.

(3) This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on May 15, 2013, and is incorporated herein by this reference.

(4) This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on December 15, 2014, and is incorporated herein by this reference.

(5) This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on December 24, 2014, and is incorporated herein by this reference.

* Filed herewith.