Form 10-K
period 2015-04-30
TENAX THERAPEUTICS, INC.
filed 2015-07-14
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended April 30, 2015
Commission File No. 001-34600

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $95,681,069.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of July 10, 2015 was 28,119,520.

DOCUMENTS INCORPORATED BY REFERENCE:

Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

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

All references in this Annual Report to “Tenax Therapeutics”, “we”, “our” and “us” means Tenax Therapeutics, Inc.

ITEM 1—BUSINESS

Tenax Therapeutics was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David & Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc.  Effective June 30, 2008, we changed the domiciliary state of the corporation to Delaware and changed the company name to Oxygen Biotherapeutics, Inc. On September 19, 2014, we changed the company name to Tenax Therapeutics, Inc.

Tenax Therapeutics, Inc. is a specialty pharmaceutical company focused on identifying, developing and commercializing products for the critical care market. On November 13, 2013, through our wholly owned subsidiary, Life Newco, Inc., or Life Newco, we acquired a license granting Life Newco an exclusive, sublicenseable right in the United States and Canada to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial, for use in the reduction of morbidity and mortality in cardiac surgery patients at risk for developing Low Cardiac Output Syndrome, or LCOS. We initiated a Phase III trial with levosimendan in that indication and activated the initial sites during the third quarter of calendar year 2014.

We were previously developing Oxycyte®, a systemic perfluorocarbon, or PFC, product we believed to be a safe and effective oxygen carrier for use in situations of acute ischemia. In addition, we previously developed a family of perfluorocarbon-based oxygen carriers for use in personal care, topical wound healing, and other topical indications. We have suspended the development of these PFC products while we evaluate strategic alternatives for future development and commercialization of these product candidates.

Business Strategy

Our principal business objective is to discover, develop, and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity. The key elements of our business strategy are outlined below.

Efficiently conduct clinical development to establish clinical proof of concept with our lead product candidates. Levosimendan represents novel therapeutic modalities for the treatment of LCOS, septic shock and other critical care conditions. We are conducting clinical development with the intent to establish proof of concept in a number of important disease areas where these therapeutics would be expected to have benefit. Our focus is on conducting well-designed studies to establish a robust foundation for subsequent development, partnership and expansion into complementary areas.

Efficiently explore new high potential therapeutic applications, leveraging third-party research collaborations and our results from related areas.  Our product candidates have shown promise in multiple disease areas. We are committed to exploring potential clinical indications where our therapies may achieve best-in-class profile, and where we can address significant unmet medical needs. In order to achieve this goal, we have established collaborative research relationships with investigators from research and clinical institutions and our strategic partners. These collaborative relationships have enabled us to cost effectively explore where our product candidates may have therapeutic relevance, and how it may be utilized to advance treatment over current clinical care. Additionally, we believe we will be able to leverage clinical safety data and preclinical results from some programs to support accelerated clinical development efforts in other areas, saving substantial development time and resources compared to traditional drug development.

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

Our Current Programs

Levosimendan Background

Levosimendan was discovered and developed by Orion Pharma, a Finnish company. Levosimendan is a calcium sensitizer/K-ATP activator developed for intravenous use in hospitalized patients with acutely decompensated heart failure. It is currently approved in over 60 countries for this indication and not available in the United States or Canada. It is estimated that to date over 1,000,000 patients have been treated worldwide with levosimendan.

Levosimendan is a novel, first in class calcium sensitizer/K-ATP activator. The therapeutic effects of levosimendan are mediated through:

●	Increased cardiac contractility by calcium sensitization of troponin C, resulting in a positive inotropic effect which is not associated with substantial increases in oxygen demand.

●	Opening of potassium channels in the vasculature smooth muscle, resulting in a vasodilatory effect on all vascular beds.

●	Opening of mitochondrial potassium channels in cardiomyocytes, resulting in a cardioprotective effect.

This triple mechanism of action helps to preserve heart function during cardiac surgery. Several studies have demonstrated that levosimendan protects the heart and improves tissue perfusion while minimizing tissue damage during cardiac surgery.

In 2013, we acquired certain assets of Phyxius Pharma, Inc., or Phyxius, including its North American rights to develop and commercials levosimendan in the US and Canada.

In 2014, we initiated a Phase III trial (LEVO-CTS) to investigate the safety and efficacy of pre-operative administration of levosimendan treatment to reduce the mortality and morbidity in cardiac surgery patients at risk for developing LCOS.  The Phase III trial is being conducted under a United States Food and Drug Administration, or FDA, approved Special Protocol Assessment, or SPA, and with FDA granted Fast Track status for the development of levosimendan in cardiac surgery patients at risk of LCOS.

We announced a collaboration with Imperial College London in August of 2014 which provided supplemental funding to support the accelerated enrollment and completion of the ongoing LeoPARDS Trial (Levosimendan for the Prevention of Acute oRgan Dysfunction in Sepsis). The LeoPARDS trial is designed to determine whether levosimendan reduces the incidence and severity of acute organ dysfunction in adult patients who have septic shock, as well as evaluate its safety profile.

Levosimendan Development for Cardiac Surgery Patients

Levosimendan is under development in North America for reduction in morbidity and mortality of cardiac surgery patients at risk of LCOS.  We have the exclusive rights in the United States and Canada to develop and commercialize intravenous levosimendan.

The FDA has granted Fast Track status for the development of levosimendan to reduce mortality and morbidity in cardiac surgery patients at risk of LCOS and has agreed to a SPA which represents agreement with the Phase III clinical trial’s study protocol.  The FDA has also provided guidance that a single successful trial will be sufficient to support approval of levosimendan in this indication. Pursuant to our license to levosimendan, we are required to use the “Simdax®” trademark to commercialize this product.

Substantial published scientific research indicates that levosimendan may provide important benefits to cardiac surgery patients, including 35 published prospectively designed clinical trials and multiple published meta-analyses. Many of these publications indicate that levosimendan provides substantial mortality and or morbidity benefits to cardiac surgery patients, particularly those at risk of developing LCOS.

LCOS is generally defined as a patient’s inability to maintain a cardiac index >2.2 L/min/m2 and hence requiring use of inotropic agents and/or mechanical assist devices such as an intra-aortic balloon pump or a left ventricular assistance device. LCOS in the cardiac surgery setting is reported to occur in 5-10% of patients undergoing cardiac surgery and is associated with 10-15 fold higher mortality or severe sequelae as a result of poor organ perfusion.

Currently no pharmacologic therapies are approved for management or prevention of post-cardiotomy LCOS. While conventional inotropes are used to manage cardiac hemodynamics in the peri-operative setting, none have been shown to improve outcomes.

The LEVO-CTS trial design has been guided by the published literature, including important dosing refinements and inclusion of patients with low preoperative ejection fraction. In addition, we have relied heavily on the input of European clinicians who have significant personal clinical experience with the use of levosimendan in treating cardiac surgery patients.

Current data in cardiac surgery suggest that levosimendan is superior to traditional inotropes (dobutamine, phosphodiesterase [PDE]-inhibitors) as it achieves:

●	sustained hemodynamic improvement;
●	diminished myocardial injury;
●	improved tissue perfusion;
●	better outcomes and fewer hospital days;
●	effects most favorable in patients with low left ventricular ejection fraction (LVEF) (< 40%); and
●
opportunity to initiate therapy pre-operatively due to increased cardiac contractility without increasing intracellular calcium, without increasing oxygen consumption, or affecting cardiac rhythm and relaxation.

We have selected Duke University’s Duke Clinical Research Institute, or DCRI, to conduct the Phase III trial of levosimendan. DCRI is the world’s largest academic clinical research organization, with substantial experience in conducting cardiac surgery trials. The Phase III trial is being conducted in approximately 50-60 major cardiac surgery centers in North America. The trial is enrolling patients undergoing coronary artery bypass graphs, or CABG, and/or mitral valve surgery, and CABG with aortic valve surgery who are at risk for developing LCOS. The trial is designed as a double blind, randomized, placebo controlled study seeking to enroll 760 patients. Enrollment began in the third quarter of calendar year 2014, and will take approximately twenty-four months to complete. The protocol of the Phase III trial has been submitted to ClinicalTrials.gov.

Levosimendan Development for Septic Shock Patients

Septic shock is a serious life-threatening condition with high unmet medical need.  Despite widespread adoption of international sepsis treatment guidelines, patients often experience acute organ dysfunction typically resulting in prolonged ICU care and hospitalization.  Mortality in these patients can be as high as 30-50%.  Data form the Agency for Healthcare Research and Quality indicate that inpatient stays for sepsis exceed 1,500,000 annually in the United States and ICD-9 codes indicate that as many 400,000-500,000 of these patients progress to septic shock.

Small clinical studies suggest that levosimendan may provide important benefits to septic shock patients in the form of improved cardiac function, renal function, organ perfusion, and mitochondrial function.

●
Evidence that Levosimendan Improves Cardiac Function in Septic Shock Patients.  Results from a small trial of 28 patients with septic shock and echocardiographically proven acute left ventricular dysfunction indicate that levosimendan improved several parameters of cardiac function(Morelli 2005).  Similar improvements in right ventricular function have been reported in a randomized placebo controlled trial of 35 patients that evaluated the use of levosimendan in patients suffering from septic shock and acute respiratory distress syndrome (Morelli 2006). Other similar studies have demonstrated levosimendan improvements in microcirculatory flow (Morelli 2010), improved hemodynamics with reduced requirements for additional catecholamines (Alhashemi 2009) and improvements in cardiac output and mixed venous oxygen saturation (Vaitsis 2009).

●
Evidence that Levosimendan Improves Renal Function in Septic Shock Patients.  In a study of 28 patients with septic shock levosimendan increased creatinine clearance by 64% compared to dobutamine (Morelli 2005). Similarly, a retrospective analysis of 99 patients with septic shock who received levosimendan within 36 hours of admission to the ICU (Morelli 2009), showed levosimendan-treated patients demonstrated a 24% increase in glomerular filtration rate at 96 hours together with a reduced peak serum creatinine, when compared to matched controls.

●
Evidence that Levosimendan Improves Splanchnic/ Liver Perfusion.  One trial of 28 septic shock patients indicated that levosimendan compared to dobutamine increase gastric mucosal blood flow (Morelli 2005).   Another trial of 30 patients showed improved hepatic perfusion as measured by indocyanine green clearance, with levosimendan compared to dobutamine (Memis 2012).

●
Evidence that Levosimendan Improves Mitochondrial Function.  A recently published (Morelli 2014) study of 26 septic shock patients provides evidence that the unique K-ATP channel mechanism of levosimendan may protect mitochondria from the significant oxidative stress that can occur in septic shock patients.

To date, no randomized controlled trials have been large enough to determine if levosimendan may reduce mortality in septic shock patients. However, a recently published 2015 meta-analysis of several small trials conducted by Zangrillo et al concluded that levosimendan reduced mortality in patients with severe sepsis and septic shock.

The LeoPARDS Trial is designed to evaluate the efficacy and safety of levosimendan in septic shock patients. The trial plans to enroll a total of 516 patients across approximately 35 clinical trial sites in the UK.  While the LeoPARDS trial was not designed by us, we expect to learn a lot about the potential utility of levosimendan in the management of septic shock once the results are available.  Furthermore, we initiated discussions with the FDA in a meeting in November 2014 to discuss the LeoPARDS trial design and to seek guidance on how the LeoPARDS trial data might be analyzed to support a regulatory filing.

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

Other Products

In addition to our primary products described above, we have also developed Oxycyte, a PFC-based oxygen carrier, our Dermacyte® line of topical cosmetic products, which contain our patented PFC technology and other known cosmetic ingredients to promote the appearance of skin health and other desirable cosmetic benefits, as well as Wundecyte™, a novel gel developed under a contract agreement with a lab in Virginia that is designed to be used as a wound-healing gel.  At this time, we do not expect that Oxycyte, Dermacyte or Wundecyte constitute a material portion of our business going forward.

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

To date, we own or in-license the rights to seven U.S. and foreign patents. In addition, we have numerous U.S. patent applications pending that are complemented by the appropriate foreign patent applications related to our product candidates and proprietary processes, methods and technologies. Our issued and in-licensed patents, as well as our pending patents, expire between 2015 and 2030.

We have:

-
three U.S. patents (5,824,703; 5,840,767; 6,167,887), and one Australian patents (759,557) pertaining to the use and application of PFCs as gas transport agents in blood substitutes and liquid ventilation with an average remaining life of approximately 2 years;

-
exclusive in-licenses to three fundamental gas transport patent applications that represent the core technology used in our products and product candidates (other than levosimendan) with an average remaining life of approximately 14 years; and

-
one U.S. patent (8,513,309) and numerous patent applications for treatment of several medical and dermatological conditions such as TBI, acne, burns and wounds with an average remaining life of approximately 15 years.

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

In September 2014, we discontinued the development of our Oxycyte product candidates.  As part of the this change in business strategy, on May 5, 2015 we provided the Virginia Commonwealth University Intellectual Property Foundation (“VCUIPF”) their 90 day notice terminating the Exclusive License Agreement entered into between the two organizations, whose effective date was May 21, 2008.  The Exclusive License Agreement gave the Company exclusive rights to intellectual property that was used for the development and commercialization of Oxycyte and is therefore no longer needed.

In addition, we own numerous domain names relevant to our business, such as www.tenaxthera.com, and others.

Government regulation

The manufacture and distribution of levosimendan will require the approval of United States government authorities as well as those of foreign countries. In the United States, the FDA regulates medical products. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our medical products. In addition to FDA regulations, we are also subject to other federal and state regulations, such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial funds.

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

Research and Development

Our research and development efforts will be focused on the development and commercialization of levosimendan for its use in clinical indications, primarily LCOS. Previously, we were also focused on furthering the development and manufacture of Oxycyte for its use in clinical indications, primarily TBI, spinal cord injury, and decompression sickness, however, we have suspended the development of Oxycyte while we evaluate strategic alternatives and attempt to identify partners to continue with future development and commercialization of this product candidate. We spent approximately $6.7 million and $3.0 million on research and development during each of the fiscal years ended April 30, 2015 and 2014, respectively.

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

As of April 30, 2015, we had 11 full-time employees and 1 part-time employee. In addition to our employees, we also use the service and support of outside consultants and advisors. None of our employees are represented by a union, and we believe relationships with our employees are good.

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

Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, among others:

-	our ability to obtain additional funding to develop our product candidates;
-	the need to obtain regulatory approval of our most advanced product candidates;
-	potential risks related to any collaborations we may enter into for our product candidates;
-	delays in the commencement, enrollment and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;
-	the success of clinical trials of our levosimendan product candidates or future product candidates;
-	any delays in regulatory review and approval of product candidates in development;
-	our ability to establish an effective sales and marketing infrastructure;
-	competition from existing products or new products that may emerge;
-	the ability to receive regulatory approval or commercialize our products;
-	potential side effects of our product candidates that could delay or prevent commercialization;
-	potential product liability claims and adverse events;
-	potential liabilities associated with hazardous materials;
-	our ability to maintain adequate insurance policies;
-	our dependency on third-party manufacturers to supply or manufacture our products;
-	our ability to establish or maintain collaborations, licensing or other arrangements;
-	our ability, our partners’ abilities, and third parties’ abilities to protect and assert intellectual property rights;
-	costs related to and outcomes of potential litigation;
-	compliance with obligations under intellectual property licenses with third parties;
-	our ability to adequately support future growth; and
-	our ability to attract and retain key personnel to manage our business effectively.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We may need additional funding and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we focus on and proceed with our Phase III clinical program. In addition, our expenses could increase beyond expectations if applicable regulatory authorities, including the FDA, require that we perform additional studies to those that we currently anticipate, in which case the timing of any potential product approval may be delayed. As of April 30, 2015, we had $48.1 million of cash, including the fair value of our marketable securities on hand. Based on our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through the calendar year 2017. We will need substantial additional capital in the future in order to complete the commercialization of levosimendan and to fund the development and commercialization of future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

We have limited financial resources, so at present we are primarily focusing these resources on developing levosimendan for the treatment of low cardiac output syndrome. We have suspended development on our Oxycyte PFC products until we find a licensing partner willing to pursue development. At present we intend to commit most of our resources to advancing levosimendan to the point it receives regulatory approval for one or more medical uses, and if this effort is unsuccessful we may not have resources to pursue development of our other products and our business would terminate. Furthermore, by delaying development of Oxycyte, this technology may become obsolete by the time we have sufficient capital to resume development and testing, so the funds expended on this product to date would be lost, as well as our opportunity to benefit if the product could be successfully developed.

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

The development of levosimendan is subject to a high level of technological risk.

We expect to devote a substantial portion of our financial and managerial resources to pursuing Phase III clinical trials for levosimendan over the next two years. The biomedical field has undergone rapid and significant technological changes. Technological developments may result in our products becoming obsolete or non-competitive before we are able to recover any portion of the research and development and other expenses we have incurred to develop and clinically test levosimendan. As our opportunity to generate substantial product revenues within the next three to four years is most likely dependent on successful testing and commercialization of levosimendan for surgical applications, any such occurrence would have a material adverse effect on our operations and could result in the cessation of our business.

We may be required to conduct additional clinical trials in the future, which are expensive and time consuming, and the outcome of the trials is uncertain.

We expect to commit a substantial portion of our financial and business resources over the next two years to clinical testing of levosimendan and advancing this product to regulatory approval for use in one or more medical applications. All of these clinical trials and testing will be expensive and time consuming and the timing of the regulatory review process is uncertain. The applicable regulatory agencies may suspend clinical trials at any time if they believe that the subjects participating in such trials are being exposed to unacceptable health risks. We cannot ensure that we will be able to complete our clinical trials successfully or obtain FDA or other governmental or regulatory approval of our products, or that such approval, if obtained, will not include limitations on the indicated uses for which our products may be marketed. Our business, financial condition and results of operations are critically dependent on obtaining capital to advance our testing program and receiving FDA and other governmental and regulatory approvals of our products. A significant delay in or failure of our planned clinical trials or a failure to achieve these approvals would have a material adverse effect on us and could result in major setbacks or jeopardize our ability to continue as a going concern.

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

We may enter into collaborations with third parties to develop and commercialize our product candidates. Our dependence on future partners for development and commercialization of our product candidates would subject us to a number of risks, including:

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

Delays in the enrollment and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the enrollment and completion of clinical testing could significantly affect our product development costs. We do not know whether clinical trials for levosimendan will be completed on schedule, if at all. The completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may be required to withdraw from our clinical trial as a result of changing standards of care or may become ineligible to participate in clinical studies. The enrollment and completion of clinical trials can be delayed for a variety of other reasons, including delays related to:

-	reaching agreements on acceptable terms with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among trial sites;
-	obtaining institutional review board, or IRB, approval to conduct a clinical trial at numerous prospective sites;
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

Our research, development, testing, manufacturing, marketing and distribution of levosimendan is, and will continue to be, subject to extensive regulation, monitoring and approval by the FDA and other regulatory agencies. There are significant risks at each stage of the regulatory scheme.

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

The FDA and other regulatory agencies continue to review products even after they receive agency approval. If and when the FDA or another regulatory agency outside the United States approves one of our products, its manufacture and marketing will be subject to ongoing regulation, which could include compliance with current good manufacturing practices, adverse event reporting requirements and general prohibitions against promoting products for unapproved or “off-label” uses. We are also subject to inspection and market surveillance by the FDA for compliance with these and other requirements. Any enforcement action resulting from failure, even by inadvertence, to comply with these requirements could affect the manufacture and marketing of levosimendan or our other products. In addition, the FDA or other regulatory agencies could withdraw a previously approved product from the market upon receipt of newly discovered information. The FDA or another regulatory agency could also require us to conduct additional, and potentially expensive, studies in areas outside our approved indicated uses.

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

We do not own or operate any manufacturing facilities for the commercial-scale production of our products. Instead, we rely on third party manufacturers.  For example, pursuant to the terms of our license for levosimendan, Orion Corporation is our sole manufacturing source for levosimendan.  Accordingly, our business is susceptible to disruption, and our results of operations can be adversely affected, by any disruption in supply or other adverse developments in our relationship with Orion Corporation.  If supply from Orion Corporation is delayed or terminated, or if its facilities suffer any damage or disruption, we may need to successfully qualify an alternative supplier in a timely manner in order to not disrupt our business.  If we cannot obtain an alternate manufacturer in a timely manner, we would experience a significant interruption in supply of levosimendan, which could negatively affect our financial condition, results of operations and cash flows.

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

On April 30, 2015 the closing price of our common stock was $3.42 as compared with $4.88 as of April 30, 2014. During the twelve months ended April 30, 2015, the lowest closing price of our common stock was $2.94 and the highest closing price was $5.05, all as adjusted for the 1-for-20 reverse stock split effective on May 10, 2013.

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

Historically we have financed our operations through the issuance of equity securities and debt financings, and we expect to continue to do so for the foreseeable future.  As of April 30, 2015, we had $48.1 million of cash and cash equivalents on hand. Based on our current operating plans, we believe that our existing cash and cash equivalents are sufficient to continue to fund operations through the calendar year 2017. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of their ownership interests.  Debt financing, if available, may involve restrictive covenants that limit our financial flexibility or otherwise restrict our ability to pursue our business strategies. Additionally, if we issue shares of common stock, or securities convertible or exchangeable for common stock, the market price of our existing common stock may decline. There can be no assurance that we will be successful in obtaining any additional capital resources in a timely manner, on favorable terms, or at all.

We have issued in the past, and may issue in the future, substantial amounts of instruments that are convertible into or exercisable for common stock, and our existing stockholders may face substantial dilution if such instruments are converted or exercised.

As of July 10, 2015, we had outstanding warrants and options, securities purchase agreements, and other instruments that are exercisable into an aggregate of 6,446,624 shares of our common stock, which, if exercised, would represent approximately 23% of our current outstanding common stock.  These instruments carry a wide variety of different terms and prices, and there can be no assurance as to when or whether exercises of these instruments may occur.  If all or any substantial portion of these instruments are exercised, our existing stockholders may face substantial dilution of their ownership interests.

Certain investors may be able to exercise significant influence over us.

As of July 10, 2015, JP SPC 3 obo OXBT FUND, SP, or OXBT Fund, held warrants that are exercisable into an aggregate of up to 2,251,742 shares of our common stock, which, if exercised, would represent 8.0% of our current outstanding common stock. Mr. Gregory Pepin, one of our directors, is the investment manager of the OXBT Fund. In addition, as of July 10, 2015, both John P. Kelly and Doug Randall, our Chief Executive Officer and Senior Vice President, Business and Commercial Operations, respectively, held 1,166,511 shares of our common stock, individually representing 4.2% of our outstanding common stock and Douglas Hay, PhD, our Senior Vice President, Regulatory Affairs, held 966,511 shares of our common stock, representing 3.4% of our outstanding common stock.  As of July 10, 2015, each of Mr. Kelley, Mr. Randall and Dr. Hay also hold options to purchase 893,220 shares of our common stock, individually representing 3.2% of our outstanding common stock. Accordingly, these parties, either individually or as part of a group, may have a strong ability to influence our business, policies and affairs.  We cannot be certain that their interests will be consistent with the interests of other holders of our common stock.

Risks Relating to Employee Matters and Managing Growth

We may need to increase the size of our company, and we may experience difficulties in managing growth.

As of July 10, 2015, we had 11 full-time employees. We may need to expand our managerial, operational, administrative, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. To support this growth, we may hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2—PROPERTIES

We own no real property. We lease our principal executive office at ONE Copley Parkway, Suite 490, Morrisville, North Carolina 27560. The current rent is approximately $9,492 per month for the facility.

ITEM 3—LEGAL PROCEEDINGS

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s Consolidated Financial Statements.

ITEM 4— MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Number of Stockholders

Our common stock is listed on the NASDAQ Capital Market under the symbol “TENX.” The following table sets forth, for the past two fiscal years, the range of high and low sales prices in each fiscal quarter for our common stock, all as adjusted for the 1-for-20 reverse stock split effective on May 10, 2013.

Year-Ended April 30, 2014	High	Low
First Quarter	$5.69	$1.40
Second Quarter	$3.46	$1.19
Third Quarter	$11.40	$3.04
Fourth Quarter	$8.35	$4.46

Year-Ended April 30, 2015	High	Low
First Quarter	$5.18	$3.60
Second Quarter	$4.40	$3.34
Third Quarter	$4.76	$3.01
Fourth Quarter	$3.54	$2.88

As of July 9, 2015 there were 1,359 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.  On July 9, 2015, the last sale price reported on the NASDAQ Capital Market for our common stock was $3.70 per share.

Dividend Policy

Since our inception, we have not paid dividends on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Repurchases of Common Stock

The following table lists all repurchases during the fourth quarter of fiscal 2015 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Period
February 1, 2015 - February 28, 2015	-	$-	-	$-
March 1, 2015 - March 31, 2015	-	$-	-	$-
April 1, 2015 - April 30, 2015	51	$3.28	-	$-
Total	51	$3.28	-	$-

(1)	Represents shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.
(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

Unregistered Sales of Equity Securities

None.

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

Results of operations- Comparison of the year ended April 30, 2015 and 2014

Revenue

Product Revenue and Gross Profit

In prior years, we generated revenue from the sale of Dermacyte® through distribution agreements, on-line retailers and direct sales to physician and medical spa facilities.  Product revenue, cost of sales and gross profit, as well as corresponding percentage changes, for the years ended April 30, 2015 and 2014 are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2014
Product revenue	$-	$25,731	$(25,731)	(100	) %
Cost of sales	-	129,800	(129,800)	(100	) %
Gross profit	$-	$(104,069)	$104,069	(100	) %

The decrease in product revenue for the year ended April 30, 2015 was due to our decision to stop producing and selling the Dermacyte product in the year ended April 30, 2014.

Gross profit as a percentage of revenue was (404) % for the year ended April 30, 2014.  There was no gross profit during the year ended April 30, 2015 due to the write down of Dermacyte product in the prior year that is no longer being marketed for sale.

Government Grant Revenue

Revenues from a cost-reimbursement grant sponsored by the United States Army, or Grant Revenue, are recognized as milestones under the Grant program are achieved. Grant Revenue is earned through reimbursements for the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party CROs.

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2014
Government grant revenue	$49,286	$262,995	$(213,709)	(81	) %

For the year ended April 30, 2015, we recorded approximately $49,000 in revenue under the grant program as compared to approximately $263,000 in revenue during the prior year. The decrease in revenue earned under the grant is due primarily to our completion of multiple studies in the prior year.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the year ended April 30, 2015 and 2014, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2014
Legal and professional fees	$3,017,584	$2,556,643	$460,941	18%
Personnel costs	2,986,589	10,593,234	(7,606,645)	(72	) %
Other costs	890,940	350,855	540,085	154%
Facilities	160,818	157,449	3,369	2%
Depreciation and amortization	114,848	115,042	(194)	(0	) %

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, recruiting costs and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees increased approximately $460,000 for the year ended April 30, 2015 compared to the prior year. This increase was primarily due to costs incurred for investor relations services, consulting fees and Board of Directors fees, partially offset by a decrease in legal fees.

-
Costs associated with investor relations and communication increased approximately $636,000 in the current year. This increase was due primarily to the issuance of 175,000 warrants with a calculated fair value of approximately $475,000 and an increase of approximately $161,000 in fees paid to outsourced corporate communication firms for investor relations services and website development.

-
Board of Directors fees increased in the current year by approximately $420,000. This increase was due primarily to approximately $280,000 in recognized expense for the vesting of stock options awarded and an increase of approximately $140,000 in fees paid due to the addition of a director and the restructuring of directors’ fees in the current year.

-	Consulting costs increased approximately $132,000 in the current year due primarily to fees paid for recruiting firms for placement services and contract labor in the current year.

-
Legal, accounting and capital market fees decreased in the current year by approximately $600,000. This decrease was due primarily to a reduction of approximately $530,000 in accounting and legal fees incurred in the prior year related to the acquisition of the rights to develop levosimendan and the issuance of our Series C and Series D Preferred Stock and a reduction of approximately $70,000 in fees paid for the listing of additional shares with Nasdaq and SEC filings made during the prior year.

Personnel costs:

Personnel costs decreased approximately $7.6 million for the year ended April 30, 2015 compared to the prior year. The decrease was due primarily to the recognition of approximately $8.3 million of stock based compensation in the prior year, partially offset by an increase of approximately $633,000 in salaries and benefits paid during the current year.

-
Stock based compensation and the vested value of issued stock options decreased approximately $8.3 million in the current period due primarily to the expense recognition of approximately $8.3 million for the granting and vesting of stock options and restricted stock in the prior year. These option grants were made pursuant to employment agreements, which were negotiated in connection with our acquisition of a license for levosimendan in November 2013.

-
Salaries and benefits increased approximately $633,000 in the current period. This increase was due primarily to full-year salaries paid in the current year to our Chief Executive Officer and the two additional management positions added in connection with our acquisition of certain assets of Phyxius, and approximately $210,000 for severance payments related to the stoppage of Oxycyte development programs.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The approximately $540,000 increase in other costs was due primarily to an increase of approximately $320,000 in franchise tax payments made to North Carolina and Delaware in the current year, an increase of approximately $100,000 in banking fees paid to manage our investment portfolio, an increase of approximately $45,000 in travel related costs, an increase of approximately $45,000 in insurance costs related to our Phase III clinical study, and approximately $30,000 in relocation costs paid in the current year.

Facilities:

Facilities include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the years ended April 30, 2015 and 2014.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the years ended April 30, 2015 and 2014.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the years ended April 30, 2015 and 2014, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2014
Clinical and preclinical development	$6,034,702	$1,947,461	$4,087,241	210%
Personnel costs	525,561	818,264	(292,703)	(36	) %
Consulting	35,106	153,506	(118,400)	(77	) %
Depreciation	33,292	35,447	(2,155)	(6	) %
Other costs	27,287	31,780	(4,493)	(14	) %
Facilities	4,439	10,263	(5,824)	(57	) %

Clinical and preclinical development:

Clinical and preclinical development costs include the costs associated with our Phase III and Phase II clinical trials for levosimendan and Oxycyte. The increase of approximately $4.1 million in clinical and preclinical development costs for the year ended April 30, 2015 compared to the prior year was primarily due to increased expenditures related to levosimendan and additional costs related to the decision to suspend the development of Oxycyte.

Levosimendan

We incurred approximately $4.5 million in research and development costs for levosimendan in the current year, an increase of approximately $4.3 million compared to the prior year. The increase in levosimendan development costs is due primarily to the direct costs of our Phase III Levo-CTS clinical trial for LCOS. In the current year, we recorded clinical trial costs of approximately $4.0 million for the management of the Phase III trial and pass-through site activation and enrolled patient costs. In addition to the costs associated with the Phase III trial, we incurred expenses of approximately $516,000 to support the development of levosimendan for septic shock by providing financial support for the LeoPaRDS trial, which is currently being conducted through the Imperial College of London.

Oxycyte

We incurred approximately $1.5 million in research and development costs for Oxycyte in the current year, a decrease of approximately $248,000 compared to prior year. The decrease in Oxycyte development costs was due primarily to our decision to suspend development of the Oxycyte product in the current year and close out all of our sites for the Phase II-B clinical trial for TBI. We recorded costs of approximately $837,000 for these close-out activities and we do not anticipate any significant additional costs in the future related to this clinical trial.

We incurred approximately $98,000 in preclinical research and development costs, a decrease of approximately $147,000 compared to the prior year. The decrease in preclinical development costs was due primarily to the completion and preparation of the final study reports for the Army funded safety studies and we do not anticipate any significant additional costs in the future related to these preclinical studies.

We incurred approximately $550,000 in manufacturing and stability costs for Oxycyte in the current year. These costs were due primarily to early termination fees for API and clinical drug manufacturing supply agreements due to our decision to suspend the development of Oxycyte, and we do not anticipate any significant additional costs in the future related to the manufacture and stability of Oxycyte.

Personnel costs:

Personnel costs decreased approximately $293,000 for the year ended April 30, 2015 compared to the prior year primarily due to headcount reductions in the current year, partially offset by the addition of our Chief Medical Officer in the fourth quarter of the current year. The headcount reductions were primarily in positions responsible for managing the manufacturing of Oxycyte clinical drug material, the preclinical safety studies for Oxycyte and the Phase II-B clinical trial for TBI.

Consulting fees:

Consulting fees decreased approximately $118,000 for the year ended April 30, 2015 compared to the prior year primarily due to approximately $142,000 of fees incurred to plan and prepare for clinical trial expansions and other clinical support activities for Oxycyte in the prior year, partially offset by an increase of approximately $24,000 of consulting fees associated with levosimendan development in the current year.

Depreciation:

Depreciation expense remained relatively consistent for the years ended April 30, 2015 and 2014.

Other costs:

Other costs remained relatively consistent for the years ended April 30, 2015 and 2014.

Facilities:

Facilities expense remained relatively consistent for the years ended April 30, 2015 and 2014.

Interest expense

Interest expense includes the interest payments due under our long-term debt, amortization of debt issuance costs and accretion of discounts recorded against our outstanding convertible notes. Interest expense and percentage changes for the year ended April 30, 2015 and 2014, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2014
Interest expense	$49,081	$2,212,283	$(2,163,202)	(98	) %

During the year ended April 30, 2015, interest expense decreased approximately $2.2 million compared to the prior year. The decrease was due primarily to noncash interest charges recorded in the prior year related to our convertible notes which matured in the first quarter of the current year.

Other income and expense

Other income and expense includes non-operating income and expense items not otherwise recorded in our consolidated statement of operations. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, changes in the fair value of financial assets and liabilities, interest income earned and fixed asset disposals. Other expense for the year ended April 30, 2015 and 2014, respectively, is as follows:

	Year ended April 30,		(Increase)/ Decrease
	2015	2014
Other (income) expense, net	$(784,012)	$718,436	$(1,502,448)

Other income increased approximately $1.5 million for the year ended April 30, 2015 compared to the prior year. This increase was primarily due to approximately $393,000 in interest income, net of amortization of premiums and market adjustments, and the reduction of the recognized fair value of our derivative warrant liability during the current year.

Liquidity, capital resources and plan of operation

We have incurred losses since our inception and as of April 30, 2015 we had an accumulated deficit of approximately $151 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan for LCOS and other product candidates, and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $17,511,176 and $58,966,033 and working capital of $12,993,966 and $56,394,986 as of April 30, 2015 and April 30, 2014, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

Clinical and Preclinical Product Development

We are in the clinical trial stage in the development of our product candidates. We are currently conducting a Phase III clinical trial for levosimendan. We expect our primary focus will be on completing the Phase III clinical trials for levosimendan. Our ability to continue to pursue testing and development of our products beyond the calendar year 2017 may depend on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining any necessary resources.

Financings

During the years ended April 30, 2015 and 2014, we received approximately $544,000 and $7.1 million and issued 209,230 and 3,161,145 shares of common stock, respectively upon the exercise of our outstanding warrants.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year ended April 30,
	2015	2014
Net cash used in operating activities	$(9,748,794)	$(9,261,571)
Net cash used in investing activities	(40,925,860)	(147,038)
Net cash provided by financing activities	280,590	66,945,636

Net cash used in operating activities.  Net cash used in operating activities was $9.75 million for the year ended April 30, 2015 compared to net cash used in operating activities of $9.26 million for the year ended April 30, 2014. The increase in cash used for operating activities was due primarily to an increase in our costs incurred for the Phase III clinical trials for LCOS and an increase in personnel costs, partially offset by the payment of approximately $1.25 million in assumed liabilities during the prior year.

Net cash used in investing activities. Net cash used in investing activities was $40.93 million for the year ended April 30, 2015 compared to net cash used in investing activities of $147,038 for the year ended April 30, 2014. The increase in cash used for investing activities was due primarily to our investment in marketable securities throughout the year.

Net cash provided by financing activities. Net cash provided by financing activities was $280,590 for the year ended April 30, 2015 compared to net cash provided by financing activities of $66.9 million for the year ended April 30, 2014. The decrease of net cash provided by financing activities was due primarily to net proceeds of $55 million received from the issuance of common stock, $4.9 million received from the issuance of Series C 8% Convertible Preferred Stock and proceeds of $7 million received from the exercise of certain warrants in the prior year.

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

Based on our working capital at April 30, 2015 we believe we have sufficient capital on hand to continue to fund operations through the calendar year 2017.

We will need substantial additional capital in the future in order to complete the commercialization of levosimendan, as well as to fund the development and commercialization of our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements.  Such funding, if needed, may not be available on favorable terms, if at all.  In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Preclinical Study and Clinical Accruals—We estimate our preclinical study and clinical trial expenses based on the services received pursuant to contracts with several research institutions and CROs that conduct and manage preclinical and clinical trials on our behalf. The financial terms of the agreements vary from contract to contract and may result in uneven expenses and payment flows. Preclinical study and clinical trial expenses include the following:

–	Fees paid to CROs in connection with clinical trials,
–	Fees paid to research institutions in conjunction with preclinical research studies, and
–
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

Stock-Based Compensation—We account for stock-based awards to employees in accordance with Accounting Standards Codification, or ASC, 718 Compensation — Stock Compensation, which provides for the use of the fair value based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of equity securities are determined by management based predominantly on the trading price of our common stock. The values of these awards are based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the reward.

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

Impairment Testing—In accordance with GAAP, goodwill impairment testing is performed at the reporting unit level annually, or more frequently if indicated by events or conditions. We performed an evaluation and determined that there is only one reporting unit. In the course of the evaluation of the potential impairment of goodwill, either a qualitative or a quantitative assessment may be performed. If a qualitative evaluation determines that no impairment exists, then no further analysis is performed. If a qualitative evaluation is unable to determine whether impairment has occurred, a quantitative evaluation is performed. The quantitative impairment test first identifies potential impairments by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying amount, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is calculated and an impairment is recorded if the implied fair value is less than the carrying amount. The determination of goodwill impairment is highly subjective. It considers many factors both internal and external and is subject to significant changes from period to period. No goodwill impairment charges have resulted from this analysis for the years ended April 30, 2015 and 2014.

Fair market value accounting (derivative warrant liability)—The most significant estimate that could have a material effect on net (loss) gain is the fair market value accounting for our derivative liability. Our derivative liability consists of free standing warrants that are recorded as liabilities due to the price protection anti-dilution provisions in the event of a subsequent equity sale. As a result, the warrants must be recorded as a liability at fair value. The changes in fair value are posted in other (income) expense. We utilize the Monte Carlo method to estimate the fair value of our warrants. The three most significant factors in the Monte Carlo method are (i) our stock price, (ii) the volatility of our stock price and (iii) the remaining term of the warrants. During the year ending April 30, 2015, a $1.46 decrease in the value of our stock was the primary cause of the $382,431 derivative gain.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to assess and evaluate whether conditions or events exist, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements issue date. The provisions of ASU 2014-15 are effective for annual periods beginning after December 15, 2016 and for annual and interim periods thereafter; early adoption is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which provides explicit guidance for the accounting treatment for these types of awards. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2014-12 will have a material impact on our consolidated financial statements.

In June 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-10, Development Stage Entities (Topic 915). The objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. Users of financial statements of development stage entities told the Board that the development stage entity distinction, the inception-to-date information, and certain other disclosures currently required under U.S. GAAP in the financial statements of development stage entities provide information that has limited relevance and is generally not decision useful. As a result, the amendments in this update remove all incremental financial reporting requirements from US GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. We have elected to early adopt this guidance, and therefore we are no longer presenting the financial statements with inception to date disclosures.

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

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued its updated Internal Control – Integrated Framework (the 2013 Framework) and related illustrative documents. The original COSO Framework was published in 1992 and was recognized as the leading guidance for designing, implementing and conducting internal controls over external financial reporting and assessing its effectiveness. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original Framework, broaden the application of internal control in addressing operations and reporting objectives, and clarify the requirements for determining what constitutes effective internal control. We transitioned from the 1992 framework to the 2013 framework during the first quarter of fiscal year ending April 30, 2015.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8—CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TENAX THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Tenax Therapeutics, Inc. Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Tenax Therapeutics, Inc. and Subsidiary, formerly, Oxygen Biotherapeutics, Inc (the “Company”) as of April 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2015. We also have audited the Company’s internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A - Controls and Procedures in the Company’s April 30, 2015 Annual Report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

For the period ended April 30, 2015, the Company recognized a net loss of approximately $14.1 million and, as of April 30, 2015, the Company had incurred cumulative net losses of approximately $150.7 million. Management’s plans with regard to liquidity and capital resources are described in Note B.

/s/ CHERRY BEKAERT LLP
 Raleigh, North Carolina
 July 14, 2015

TENAX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2015	April 30, 2014

ASSETS
Current assets
Cash and cash equivalents	$7,926,491	$58,320,555
Marketable securities	9,200,082	-
Accounts receivable	76,475	36,358
Government grant receivable	-	29,750
Prepaid expenses	249,505	401,964
Other current assets	58,623	177,406
Total current assets	17,511,176	58,966,033
Marketable securities	30,974,961	-
Property and equipment, net	50,322	124,374
Debt issuance costs, net	-	21,427
Intangible assets, net	22,000,000	22,999,744
Goodwill	11,265,100	11,265,100
Other assets	1,106,785	52,762
Total assets	$82,908,344	$93,429,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,183,939	$411,145
Accrued liabilities	2,660,666	858,136
Warrant liabilities	572,445	954,876
Notes payable, net	100,160	346,890
Total current liabilities	4,517,210	2,571,047
Other liabilities	-	10,932
Deferred tax liability	7,962,100	7,962,100
Total liabilities	12,479,310	10,544,079

Commitments and contingencies; see Note I
Stockholders' equity
Preferred stock, undesignated, authorized 10,000,000 and 9,947,439 shares; respectively, See Note G.	-	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 28,119,520 and 27,858,000, respectively	2,812	2,786
Additional paid-in capital	221,067,239	219,468,498
Accumulated other comprehensive gain	26,718	-
Accumulated deficit	(150,667,735)	(136,585,923)
Total stockholders’ equity	70,429,034	82,885,361
Total liabilities and stockholders' equity	$82,908,344	$93,429,440

The accompanying notes are an integral part of these Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended April 30,
	2015	2014

Product revenue	$-	$25,731
Cost of sales	-	129,800
Net product revenue	-	(104,069)
Government grant revenue	49,286	262,995
Total net revenue	49,286	158,926

Operating expenses
General and administrative	7,170,779	13,773,325
Research and development	6,660,387	2,996,721
Loss on impairment of long-lived assets	1,034,863	-
Total operating expenses	14,866,029	16,770,046

Net operating loss	14,816,743	16,611,120

Interest expense	49,081	2,212,283
Other (income) expense	(784,012)	718,436
Net loss	$14,081,812	$19,541,839

Unrealized (gain) loss on marketable securities	(26,718)	-
Total comprehensive loss	$14,055,094	$19,541,839

Reconciliation of net loss to net loss attributable to common stockholders
Net loss	$14,081,812	$19,541,839
Preferred stock dividend	-	5,803,362
Net loss attributable to common stockholders	$14,081,812	$25,345,201

Net loss per share, basic and diluted	$(0.50)	$(2.71)
Weighted average number of common shares outstanding, basic and diluted	28,077,963	9,362,031

The accompanying notes are an integral part of these Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders' equity
Balance at April 30, 2013	987	$1	1,930,078	$193	$115,265,854	$-	$(117,044,084)	$(1,778,036)
Preferred stock sold, net of offering costs	5,369	1			4,895,187			4,895,188
Preferred stock issued for convertible debt	4,600	3			4,599,997			4,600,000
Common and preferred stock issued for asset purchase	32,992	3	1,366,844	137	24,046,860			24,047,000
Common stock sold, net of offering costs			10,678,571	1,068	54,907,282			54,908,350
Common stock issued for convertible preferred stock	(43,948)	(8)	9,056,415	906	(898)			-
Common stock issued as interest on convertible debt			4,881	1	220,040			220,041
Common stock issued as dividend on convertible preferred stock			1,407,485	140	(140)			-
Compensation on options and restricted stock issued			50,144	5	8,131,619			8,131,624
Common stock issued for services rendered			198,668	20	499,980			500,000
Exercise of warrants			3,161,145	316	7,135,753			7,136,069
Reclassification of warrants from equity to derivative liability					(233,036)			(233,036)
Fractional shares of common stock due to reverse stock split			3,769					-
Net loss							(19,541,839)	(19,541,839)

Balance at April 30, 2014	-	$-	27,858,000	$2,786	$219,468,498	$-	$(136,585,923)	$82,885,361
Compensation on options and restricted stock issued			29,956	3	465,151			465,154
Common stock issued for services rendered			22,079	2	99,998			100,000
Common stock issued as interest on convertible debt			255	-	11,500			11,500
Issuance of warrants					478,115			478,115
Exercise of warrants			209,230	21	543,977			543,998
Unrealized gain (loss) on marketable securities						26,718	-	26,718
Net loss							(14,081,812)	(14,081,812)
Balance at April 30, 2015	-	$-	28,119,520	$2,812	$221,067,239	$26,718	$(150,667,735)	$70,429,034

The accompanying notes are an integral part of these Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended April 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(14,081,812)	$(19,541,839)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	148,140	150,489
Interest on debt instruments	45,606	2,181,955
Loss on impairment, disposal and write down of long-lived assets	1,034,863	-
Gain on disposal of property and equipment	(6,050)	2,519
Issuance and vesting of compensatory stock options and warrants	769,906	8,042,662
Issuance of common stock as compensation	117,295	651,460
Change in the fair value of warrants	(382,431)	721,840
Amortization of premium on marketable securities	674,378	-
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(793,148)	519,255
Inventory	-	99,204
Accounts payable and accrued liabilities	2,724,459	(2,089,116)
Net cash used in operating activities	(9,748,794)	(9,261,571)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(55,142,333)	-
Sale of marketable securities	14,319,630	-
Purchase of property and equipment	(4,234)	(9,804)
Proceeds from the sale of property and equipment	6,500	-
Capitalization of patent costs and license rights	(105,423)	(137,234)
Net cash used in investing activities	(40,925,860)	(147,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	543,998	62,044,419
Proceeds from issuance of notes payable, net of issuance costs	172,025	141,320
Proceeds for issuance of convertible preferred stock, net of issuance costs	-	4,895,188
Payments on notes - short-term	(435,433)	(135,291)
Net cash provided by financing activities	280,590	66,945,636

Net change in cash and cash equivalents	(50,394,064)	57,537,027
Cash and cash equivalents, beginning of period	58,320,555	783,528
Cash and cash equivalents, end of period	$7,926,491	$58,320,555

Cash paid for:
Interest	$3,475	$30,328

The accompanying notes are an integral part of these Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

Non-cash financing activities during the year ended April 30, 2015:

- The Company issued 255 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $45.10 per share for the payment of $11,500 interest payable on convertible notes with a gross carrying value of $300,000.

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

- The Company issued 1,366,844 shares of its common stock that had a fair value of approximately $8.7 million and 32,992 shares of its Series E Convertible Preferred Stock, which are convertible into an aggregate of 3,299,200 shares of common stock that had a fair value of approximately $15.3 million in exchange for the assets of Phyxius Pharma, Inc. The Company recorded Goodwill of $11,265,100 as a result of this issuance.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of April 30, 2015 and 2014, and for the years then ended.

NOTE A—DESCRIPTION OF BUSINESS

Description of Business—Tenax Therapeutics (the “Company”) was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David & Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc. On June 17, 2008, the stockholders of Synthetic Blood International approved the Agreement and Plan of Merger dated April 28, 2008, between Synthetic Blood International and Oxygen Biotherapeutics, Inc., a Delaware corporation. Oxygen Biotherapeutics was formed on April 17, 2008, by Synthetic Blood International to participate in the merger for the purpose of changing the state of domicile of Synthetic Blood International from New Jersey to Delaware. Certificates of Merger were filed with the states of New Jersey and Delaware, and the merger was effective June 30, 2008. Under the Plan of Merger, Oxygen Biotherapeutics was the surviving corporation and each share of Synthetic Blood International common stock outstanding on June 30, 2008 was converted to one share of Oxygen Biotherapeutics common stock. On September 19, 2014, the Company changed its name to Tenax Therapeutics, Inc.

On October 18, 2013, the Company created a wholly owned subsidiary, Life Newco, Inc., a Delaware corporation (“Life Newco”), to acquire certain assets of Phyxius Pharma, Inc., a Delaware corporation (“Phyxius”), pursuant to an Asset Purchase Agreement, dated October 21, 2013 (the “Asset Purchase Agreement”), by and among the Company, Life Newco, Phyxius and the stockholders of Phyxius (the “Phyxius Stockholders”).  As further discussed in Note D below, on November 13, 2013, under the terms and subject to the conditions of the Asset Purchase Agreement, Life Newco acquired certain assets, including a license granting Life Newco an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing Levosimedan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada.

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

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value.  There was no impairment to goodwill recognized during 2015 and 2014.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity date of three months or less, when acquired, to be cash equivalents.

Cash Concentration Risk

On July 21, 2010, the Wall Street Reform and Consumer Protection Act permanently increased the Federal Deposit Insurance Corporation (the “FDIC”) insurance limits to $250,000 per depositor per insured bank. At April 30, 2015, the Company had $7,190,971 of cash balances uninsured by the FDIC.

Liquidity and Capital Resources

The Company has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. The Company had total current assets of $17,511,176 and $58,966,033 and working capital of $12,993,966 and $56,394,986 as of April 30, 2015 and April 30, 2014, respectively. The Company’s practice is to invest excess cash, where available, in short-term money market investment instruments.

Cash resources, including the fair value of the Company’s available for sale marketable securities as of April 30, 2015 were approximately $48.1 million, compared to approximately $58.3 million as of April 30, 2014. Based on its resources at April 30, 2015, and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through the calendar year 2017. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

Preclinical Study and Clinical Accruals

The Company estimates its preclinical study and clinical trial expenses based on the services received pursuant to contracts with several research institutions and contract research organizations (“CROs”) that conduct and manage preclinical and clinical trials on its behalf. The financial terms of the agreements vary from contract to contract and may result in uneven expenses and payment flows. Preclinical study and clinical trial expenses include the following:

–	Fees paid to CROs in connection with clinical trials,
–	Fees paid to research institutions in conjunction with preclinical research studies, and
–
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

Revenue Recognition

Revenues from merchandise sales are recognized upon transfer of ownership, including passage of title to the customer and transfer of the risk of loss related to those goods.  Revenues are reported on a net sales basis, which is computed by deducting from gross sales the amount of actual product returns received, discounts, incentive arrangements with retailers and an amount established for anticipated product returns.  The Company’s practice is to accept product returns from retailers only if properly requested, authorized and approved.  As a percentage of gross sales, returns were less than 5% in fiscal years 2014.

Revenues from a cost-reimbursement grant sponsored by the United States Army (“Grant Revenue”), are recognized as milestones under the Grant program are achieved. Grant Revenue is earned through reimbursements for the direct costs of labor, travel, and supplies, as well as the pass-through costs of subcontracts with third-party CROs.

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

	Year ended April 30,
	2015	2014
Historical net loss per share:
Numerator
Net loss attributable to common stockholders	$(14,081,812)	$(25,345,201)
Less: Effect of amortization of interest expense on convertible notes	-	-
Net loss attributable to common stockholders (diluted)	(14,081,812)	(25,345,201)
Denominator
Weighted-average common shares outstanding	28,077,963	9,362,031
Effect of dilutive securities	-	-
Denominator for diluted net loss per share	28,077,963	9,362,031

Basic and diluted net loss per share	$(0.50)	$(2.71)

The following outstanding options, convertible note shares and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Year ended April 30,
	2015	2014

Options to purchase common stock	3,718,298	3,647,858
Warrants to purchase common stock	2,728,236	2,762,466
Restricted stock grants	90	42,629
Convertible preferred shares outstanding	-	6,652

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

Recent Accounting Pronouncements

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

In June 2014, the FASB issued ASU No. 2014-12 (“ASU 2014-12”), Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which provides explicit guidance for the accounting treatment for these types of awards. The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. This update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-12 will have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-10 (“ASU 2014-10”), Development Stage Entities (Topic 915). The objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. Users of financial statements of development stage entities told the Board that the development stage entity distinction, the inception-to-date information, and certain other disclosures currently required under U.S. GAAP in the financial statements of development stage entities provide information that has limited relevance and is generally not decision useful. As a result, the amendments in this update remove all incremental financial reporting requirements from US GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company has elected to early adopt this guidance, and therefore the Company is no longer presenting the financial statements with inception to date disclosures.

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

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued its updated Internal Control – Integrated Framework (the 2013 Framework) and related illustrative documents. The original COSO Framework was published in 1992 and was recognized as the leading guidance for designing, implementing and conducting internal controls over external financial reporting and assessing its effectiveness. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original Framework, broaden the application of internal control in addressing operations and reporting objectives, and clarify the requirements for determining what constitutes effective internal control. The Company transitioned from the 1992 framework to the 2013 framework during the first quarter of fiscal year ending April 30, 2015.

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

Accounting for fair value measurements involves a single definition of fair value, along with a conceptual framework to measure fair value, with a fair value defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The fair value measurement hierarchy consists of three levels:

Level one	Quoted market prices in active markets for identical assets or liabilities;
Level two	Inputs other than level one inputs that are either directly or indirectly observable; and
Level three	Unobservable inputs developed using estimates and assumptions; which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The Company applies valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach, and include enhanced disclosures of fair value measurements in the Company’s consolidated financial statements.

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in other income (expense) in the Consolidated Statements of Operations and are determined using the specific identification method with transactions recorded on a settlement date basis. The Company recognized a gain of $1,025 and $0 for the years ended April 30, 2015 and 2014, respectively.

Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At April 30, 2015, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	April 30, 2015
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$2,448,987	$7,233	$1,122	$-	$2,457,342
Corporate debt securities	37,373,264	318,841	45,034	(19,438)	37,717,701
Total investments	$39,822,251	$326,074	$46,156	$(19,438)	$40,175,043

The following table summarizes the scheduled maturity for the Company’s investments at April 30, 2015 and 2014, respectively:

	April 30, 2015	April 30, 2014
Maturing in one year or less	$9,200,082	$-
Maturing after one year through three years	30,974,961	-
Total investments	$40,175,043	$-

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

The Monte Carlo model is used for the Series C Warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. This requires Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and fundamental transactions.  The other assumptions used by the Company are summarized in the following table for the Series C Warrants that were outstanding as of April 30, 2015 and April 30, 2014:

Series C Warrants	April 30, 2015	April 30, 2014
Closing stock price	$3.42	$4.88
Expected dividend rate	0%	0%
Expected stock price volatility	83.53%	90.32%
Risk-free interest rate	1.23%	1.75%
Expected life (years)	4.23	5.23

As of April 30, 2015, the fair value of the warrant liability was $572,445. The Company recorded a gain of $382,431 and a loss of $721,840 for the change in fair value as a component of other expense on the consolidated statement of operations for the years ended April 30, 2015 and 2014, respectively.

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants for the years ended April 30, 2015 and 2014 are as follows:

Year ended April 30, 2015
Balance, at April 30, 2013	$-
Issuance of warrants	233,036
Exercise of warrants	-
Loss included in income from change in fair value of warrants for the period	721,840
Balance, at April 30, 2014	$954,876
Issuance of warrants	-
Exercise of warrants	-
Gain included in income from change in fair value of warrants for the period	(382,431)
Balance, at April 30, 2015	$572,445

As of April 30, 2015, 240,523 Series C Warrants are outstanding.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of April 30, 2015 and April 30, 2014:

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2015	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$7,926,491	$7,926,491	$-	$-
Marketable securities	$9,200,082	$-	$9,200,082	$-

Long-term Assets
Marketable securities	$30,974,961	$-	$30,974,961	$-

Current Liabilities
Warrant liabilities	$572,445	$-	$-	$572,445

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2014	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$58,320,555	$58,320,555	$-	$-

Current Liabilities
Warrant liabilities	$954,876	$-	$-	$954,876

There were no significant transfers between levels during the year ended April 30, 2015.

Change in Fiscal Year

On April 9, 2015, the Company’s Board of Directors approved a change in the Company’s fiscal year to a fiscal year beginning on January 1 and ending on December 31 of each year, such change beginning as of January 1, 2016. This Annual Report on Form 10-K will be the last annual filing under the old fiscal year.  In accordance with certain rules promulgated under the Securities Exchange Act of 1934, as amended, the Company will file a Transition Report on Form 10-K with the Securities and Exchange Commission for the eight-month period ending December 31, 2015.  The Company will subsequently file its quarterly and annual reports for the new fiscal year ending December 31.

NOTE C—BALANCE SHEET COMPONENTS

Other current assets

Other current assets consist of the following:

	April 30, 2015	April 30, 2014
R&D materials	$29,479	$177,406
Other	29,144	-
	$58,623	$177,406

Property and equipment, net

Property and equipment consist of the following:

	April 30, 2015	April 30, 2014
Laboratory equipment	$514,214	$683,632
Computer equipment and software	123,295	142,380
Office furniture and fixtures	130,192	130,192
	767,701	956,204
Less: Accumulated depreciation	(717,379)	(831,830)
	$50,322	$124,374

Depreciation and amortization expense was $77,836 and $88,300 for the years ended April 30, 2015 and 2014, respectively.

Accrued liabilities

Accrued liabilities consist of the following:

	April 30, 2015	April 30, 2014
Operating costs	$2,053,597	$76,632
Employee related	596,137	609,130
Restructuring liability	10,932	43,728
Deferred revenue	-	124,521
Convertible note interest payable	-	4,125
	$2,660,666	$858,136

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

	April 30, 2015	April 30, 2014
Net non-cancelable operating lease obligation	$10,932	$54,660
Less: current portion	(10,932)	(43,728)
Long-term portion of net non-cancelable operating lease obligation	$-	$10,932

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

Under the terms and subject to the conditions of the Asset Purchase Agreement, Life Newco acquired (the “Acquisition”) certain assets, including that certain License Agreement (the “License”), dated September 20, 2013 by and between Phyxius and Orion Corporation, a global healthcare company incorporated under the laws of Finland (“Orion”), and that certain Side Letter, dated October 15, 2013 by and between Phyxius and Orion.  The License grants Life Newco an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing Levosimedan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial (the “Product”) in the United States and Canada (the “Territory”).  Pursuant to the License, Life Newco must use Orion’s “Simdax®” trademark to commercialize the Product.  The License also grants to Life Newco a right of first refusal to commercialize new developments of the Product, including developments as to the formulation, presentation, means of delivery, route of administration, dosage or indication.  Orion’s ongoing role under the License includes sublicense approval, serving as the sole source of manufacture, holding a first right to enforce intellectual property rights in the Territory, and certain regulatory participation rights.  Additionally, Life Newco must grant back to Orion a broad non-exclusive license to any patents or clinical trial data related to the Product developed by Life Newco under the License.  The License has a fifteen (15) year term, provided, however, that the License will continue after the end of the fifteen year term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country (the “Term”).  Orion had the right to terminate the License if the human clinical trial using the Product and studying reduction in morbidity and mortality of cardiac surgery patients at risk of low cardiac output syndrome (LCOS) as described in the US Food and Drug Administration (the “FDA”) agreed upon clinical study protocol (the “Study”) was not started by July 31, 2014. While the Company did not commence the trial by that date, on September 9, 2014, Orion notified the Company in writing that it did not intend to terminate the License so long as the trial was commenced on or before October 31, 2014.  The Company subsequently commenced the human clinical trial for levosimendan on September 18, 2014 when the first patient was enrolled.

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

	November 13, 2013 (As initially reported)	Measurement Period Adjustments (1)	November 13, 2013 (As adjusted)
IPR&D	$22,000,000	$-	$22,000,000
Trade and other payables	(256,000)	-	(256,000)
Liabilities arising from a contingency	(1,000,000)	-	(1,000,000)
Deferred tax liability related to intangibles acquired	-	(7,962,100)	(7,962,100)
Total identifiable net assets	20,744,000	(7,962,100)	12,781,900
Goodwill	3,303,000	7,962,100	11,265,100
Total fair value of consideration	$24,047,000	$-	$24,047,000

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

In connection with the closing of the Acquisition, Phyxius’ co-founder, Chief Executive Officer and stockholder, John Kelley, became the Company’s Chief Executive Officer and two other Phyxius employees and stockholders, Doug Randall and Douglas Hay, PhD became employees of the Company as Vice President, Business and Commercial Operations and Vice President, Regulatory Affairs, respectively.  Michael Jebsen, the Company’s prior Interim Chief Executive Officer and current Chief Financial Officer, continued serving as the Company’s Chief Financial Officer.  In addition, Mr. Kelley was subsequently appointed to the Company’s Board of Directors, and Gerald T. Proehl, a designee of the Phyxius Stockholders, was appointed to the Board of Directors on April 3, 2014 following receipt of stockholder approval for the transaction.  Pursuant to the Asset Purchase Agreement, the Company agreed to propose that its stockholders approve an amendment to the Company’s 1999 Stock Plan to increase the amount of stock options authorized for issuance under the 1999 Stock Plan to not less than 4,000,000 shares of common stock. On March 13, 2014, the Company received stockholder approval to increase the option plan. In accordance with terms of the Acquisition, the Company issued an aggregate of 3,572,880 stock options with a grant date fair value of $15,818,512, to the individuals described above. See Note G for additional details.

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

The table below presents unaudited pro forma information as if the Company’s acquisition of Phyxius had occurred at the beginning of the earliest period presented, which was May 1, 2013. The pro forma financial information is not indicative of the results of operations that would have occurred had the transaction been effected on the assumed date or of the results that may occur in the future:

	Year ended April 30,
	2015	2014
Total net revenue	49,286	158,926
Net loss	$14,081,812	$19,975,030

Net loss attributable to common stockholders	$14,081,812	$25,778,392

Net loss per share, basic	$(0.50)	$(2.56)
Weighted average number of common shares outstanding, basic	28,077,963	10,086,186

NOTE E—INTANGIBLE ASSETS

The following table summarizes our intangible assets as of April 30, 2015:

Asset Category	Weighted Average Amortization Period (in Years)	Value Assigned	Accumulated Amortization	Impairments	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	N/A	$22,000,000	$-	$-	$22,000,000
Patents	10.3	806,771	(327,476)	(479,295)	-
License Rights	13.6	630,666	(181,484)	(449,182)	-
Trademarks	N/A	106,386		(106,386)	-
Total		$23,543,823		$(1,034,863)	$22,000,000

The following table summarizes our intangible assets as of April 30, 2014:

Asset Category	Weighted Average Amortization Period (in Years)	Value Assigned	Accumulated Amortization	Impairments	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	N/A	$22,000,000	$-	$-	$22,000,000
Patents	10.8	724,067	(289,943)	-	434,124
License Rights	14.6	607,947	(148,713)	-	459,234
Trademarks	N/A	106,386		-	106,386
Total		$23,438,400		$-	$22,999,744

For the years ended April 30, 2015 and 2014, the aggregate amortization expense on the above intangibles was $70,304 and $62,189, respectively.

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

Patents and License Rights—The Company currently holds, has filed for, or owns exclusive rights to, U.S. and worldwide patents covering 9 various methods and uses of its perfluorocarbon (“PFC”) technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter. The Company capitalized patent costs of approximately $105,000 and $137,000 for the year ended April 30, 2015 and 2014, respectively.

The Company completed its annual impairment test of its patents and license rights during the fourth quarter of fiscal years 2015 and 2014. The Company wrote-off approximately $929,000 and $0 of capitalized costs for patent applications that were withdrawn or abandoned during the years ended April 30, 2015 and 2014, respectively. These asset impairment charges primarily related to the Company’s Oxycyte and other PFC formulations which were determined not to be a core component of the Company’s development strategy.

Trademarks—The Company currently holds, or has filed for, trademarks to protect the use of names and descriptions of its products and technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its trademark applications. These trademarks are evaluated annually for impairment in accordance with ASC 350, Intangibles – Goodwill and other. The Company evaluates (i) its expected use of the underlying asset, (ii) any laws, regulations, or contracts that may limit the useful life, (iii) the effects of obsolescence, demand, competition, and stability of the industry, and (iv) the level of costs to be incurred to commercialize the underlying asset. The Company wrote-off trademark costs of approximately $106,000 and $0, for the years ended April 30, 2015 and 2014, respectively. These asset impairment charges primarily related to the Company’s Oxycyte and other PFC formulations which were determined not to be a core component of the Company’s development strategy.

NOTE F—NOTES PAYABLE

The following table summarizes the Company’s outstanding notes payable as of April 30, 2015 and 2014:

	April 30, 2015	April 30, 2014
Notes payable, net	$100,160	$63,568
Convertible notes payable	-	300,000
Less: Unamortized discount	-	(16,678)
Notes payable, net	$100,160	$346,890

Convertible Note

On June 29, 2011, the Company issued a note (the “June Note”) with a principal amount of approximately $300,000 and Warrants to purchase 6,652 shares of common stock. On July 1, 2011, the Company issued a separate note (together with the June Note, the “Notes”) with a principal amount of $4,600,000 and warrants to purchase 101,996 shares of common stock. The aggregate gross proceeds to the Company from the offering were approximately $4.9 million, excluding any proceeds from the exercise of any warrants. The aggregate placement agent fees were $297,000 and legal fees associated with the offering were $88,839. These costs have been capitalized as debt issue costs and will be amortized as interest expense over the life of the Notes. The Company recorded amortization of debt issue costs of $21,427 and $128,616 for the years ended April 30, 2015 and 2014, respectively. All debt issue costs were fully amortized in the first quarter of the current year.

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

On August 22, 2013 holders of $4.6 million of the Notes received 4,600 shares of the Company’s Series D 8% Convertible Preferred Stock (the “Series D Stock”) as consideration for cancelling their outstanding Notes. On that date, the Company recognized non-cash interest expense of $1,311,847 for the remaining unamortized debt discount associated with this Notes.

On June 29, 2014, the Company paid the remaining principal balance of $300,000 to the June Note holders upon maturity.

The Company recorded interest expense of $45,606 and $2,181,955 for the years ended April 30, 2015 and 2014, respectively.

The total value allocated to the warrants was $1,960,497 and was recorded as a debt discount against the proceeds of the notes. In addition, the beneficial conversion features related to the Notes were determined to be $2,939,504.  As a result, the aggregate discount on the Notes totaled $4,900,001, and was amortized over the term of the notes.  The Company recorded interest expense for the amortization of debt discount of $16,678 and $483,330 for the years ended April 30, 2015 and 2014, respectively.

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

The rights, preferences and privileges of the Series E Stock are set forth in the Certificate of Designation of Series E Convertible Preferred Stock (the “Certificate of Designation”) that the Company filed with the Secretary of State of the State of Delaware on November 13, 2013.  Each share of Series E Stock will automatically convert into 100 shares of common stock following receipt of stockholder approval for the transaction.  Approximately 11% of the shares of converted common stock vest immediately upon receipt of stockholder approval for the transaction, while the remainder will vest upon achievement of certain performance milestones related to the development and commercialization of the levosimendan product in North America.   In addition, all unvested converted common stock will vest if certain change of control transactions or significant equity financings occur within 24 months of the closing of the Acquisition.  The number of shares of common stock into which the Series E Stock converts is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The Series E Stock does not carry dividend or a liquidation preference.  The Series E Stock carries voting rights aggregating 4.99% of the Company’s common stock voting power immediately prior to the closing of the Acquisition.

During the year ended April 30, 2014, all 32,992 shares of Series E Stock were converted into 3,299,200 shares of common stock. As of April 30, 2015 there were no shares of Series E Stock outstanding.

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

During the year ended April 30, 2014, 4,600 shares of Series D Stock were converted into 2,358,974 shares of common stock and the Company issued 576,084 shares of its common stock in the form of Series D Stock dividends. As of April 30, 2015 there were no shares of Series D Stock outstanding.

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

During the year ended April 30, 2014, 5,369 shares of Series C Stock were converted into 2,753,327 shares of common stock and the Company issued 831,401 shares of its common stock for the payment of $1,288,560 as dividends on the Series C Stock. As of April 30, 2015 there were no shares of Series C Stock outstanding.

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

During the year ended April 30, 2014, 987 shares of Series B Stock were converted into 644,915 shares of common stock.  As of April 30, 2015 there were no shares of Series B Stock outstanding.

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

During fiscal 2013, the final outstanding shares of Series A Stock were converted into shares of common stock and there were no shares of Series A Stock outstanding as of April 30, 2015 and April 30, 2014.

On February 23, 2015, the Company filed certificates of elimination (the “Certificates of Elimination”) with the Secretary of State of Delaware effecting the elimination of the Certificates of Designations with respect to the Series A Stock, Series B-1 Stock, Series B-2 Stock, Series C Stock, Series D Stock and Series E Stock.  No shares of the Preferred Stock were outstanding at the time of the filing of the Certificates of Elimination.  The Certificates of Elimination, which were effective upon filing, canceled the Company’s Series A Stock, Series B-1 Stock, Series B-2 Stock, Series C Stock, Series D Stock and Series E Stock. At the time of filing the Certificates of Elimination, no shares of preferred stock remained outstanding. As of April 30, 2015, 10,000,000 shares of preferred stock are undesignated.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of April 30, 2015 and 2014, there were 28,119,520 and 27,858,000 shares of common stock issued and outstanding.

Warrants

On November 11, 2014, the Company issued common stock warrants in connection with the execution of a service agreement for investor relations and corporate communications. As part of the compensation under the agreement, the Company issued up to 175,000 warrants at an exercise price of $4.00 per share and contractual term of 5 years. The warrant is initially exercisable for 25,000 shares of common stock, and the number of shares of common stock exercisable under this warrant will be automatically increased by 50,000 upon the first occurrence of market price goals of $6.00, $8.00 and $10.00, respectively, during the eighteen month period beginning on the effective date. In accordance with ASC 815, these warrants are classified as equity and their estimated fair-value of $478,115 was recorded as an operating expense in the consolidated statement of operations and as additional paid in capital during the year ended April 30, 2015. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

Series D Warrants

On August 22, 2013, the Company closed its private placement of an aggregate of $4.6 million shares of the Company’s Series D Stock to OXBT Fund.  In connection with the purchase of shares of Series D Stock, OXBT Fund received the Series D Warrant to purchase 2,358,975 shares of common stock at an exercise price equal to $2.60 and contractual term of 6 years. In accordance with ASC 815, these warrants are classified as equity and their relative fair-value of $1,531,167 was recognized as a deemed dividend on the Series D Stock during the year ended April 30, 2014. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

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

During the year ended April 30, 2015, the Company received proceeds of $544,000 and issued 209,230 shares of common stock upon the exercise of the Series D warrants. As of April 30, 2015, 2,149,745 Series D Warrants are outstanding.

Series C Warrants

On July 23, 2013, as part of the offering of Series C Stock, the Company issued 2,753,348 Series C Warrants at an exercise price of $2.60 per share and contractual term of 6 years. In accordance with ASC 815, these warrants are classified as equity and their relative fair-value of $1,867,991 was recognized as a deemed dividend on the Series C Stock during the year ended April 30, 2014. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

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

During the year ended April 30, 2014, the Company received cash of approximately $6.5 million and issued 2,512,825 shares of common stock upon the exercise of outstanding Series C Warrants. As of April 30, 2015, 240,523 Series C Warrants are outstanding.

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

As of April 30, 2015, the fair value of the warrant liability was $572,445. The Company recorded a gain of $382,431 and a loss of $721,840 for the change in fair value of this warrant liability on the consolidated statement of operations for the years ended April 30, 2015 and 2014, respectively.

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

During the year ended April 30, 2014, the Company received proceeds of $567,000 and issued 630,000 shares of common stock upon the exercise of the Series B warrants. As of April 30, 2015, there were no Series B warrants outstanding.

The following table summarizes the Company’s warrant activity for the year ended April 30, 2015 and 2014:

	Warrants	Weighted Average Exercise Price
Outstanding at April 30, 2013	759,410	$11.00
Issued	5,165,862	2.60
Exercised	(3,161,145)	2.26
Forfeited	(1,661)	126.00
Outstanding at April 30, 2014	2,762,466	$4.28
Issued	175,000	4.00
Exercised	(209,230)	2.60
Outstanding at April 30, 2015	2,728,236	$4.39

During the years ended April 30, 2015 and 2014, the Company received approximately $544,000 and $7.1 million and issued 209,230 and 3,161,145 shares of common stock, respectively upon the exercise of outstanding warrants.

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

As of April 30, 2015 the Company had 122,399 shares of common stock available for grant under the Plan.

The following table summarizes the shares available for grant under the Plan for the year ended April 30, 2015 and 2014:

Shares Available for Grant
Balances, at April 30, 2013	282,726
Additional shares reserved	3,600,000
Options granted	(3,637,822)
Options cancelled/forfeited	1,300
Restricted stock granted	(135,662)
Restricted stock cancelled/forfeited	44,866
Balances, at April 30, 2014	155,408
Options granted	(50,225)
Options cancelled/forfeited	4,785
Restricted stock granted	(2,624)
Restricted stock cancelled/forfeited	15,055
Balances, at April 30, 2015	122,399

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

The following table summarizes the outstanding stock options under the Plan for the years ended April 30, 2015 and 2014:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances, at April 30, 2013	11,336	$57.00	-
Options granted	3,637,822	$5.64
Options cancelled	(1,300)	$43.90
Balances, at April 30, 2014	3,647,858	$5.79
Options granted	50,225	$4.82
Options cancelled	(4,785)	$63.84
Balances, at April 30, 2015	3,693,298	$5.70	$3	(1)

(1)
Amount represents the difference between the exercise price and $3.42, the closing price of Tenax Therapeutics’ stock on April 30, 2015, as reported on The NASDAQ Capital Market, for all in-the-money options outstanding.

The following table summarizes all options outstanding as of April 30, 2015:

	Options Outstanding at April 30, 2015		Options Exercisable and Vested at April 30, 2015
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price
$3.22 to $5.65	3,712,818	5.1	1,851,196	$5.63
$14.80 to $59.80	4,477	5.7	4,445	$39.30
$60.80 to $102.00	297	4.6	297	$82.28
$111.60 to $138.00	706	4.3	706	$122.66
	3,718,298	5.1	1,856,644	$5.77

The following table summarizes options outstanding that have vested and are expected to vest based on options outstanding as of April 30, 2015:

	Number of Option Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life (Years)
Vested	1,856,644	$5.77	$3	5.1
Vested and expected to vest	3,516,820	$5.68	$7,509	5.1

(1)
Amount represents the difference between the exercise price and $3.42, the closing price of Tenax Therapeutics’ stock on April 30, 2015, as reported on The NASDAQ Capital Market, for all in-the-money options outstanding.

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the years ended April 30, 2015 and 2014:

	For the year ended April
	2015	2014
Risk-free interest rate (weighted average)	2.23%	1.80%
Expected volatility (weighted average)	98.43%	98.20%
Expected term (in years)	7	6
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.
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
Forfeitures
As stock-based compensation expense recognized in the statement of operations for the years ended April 30, 2015 and 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

The weighted-average grant-date fair value of options granted during the years ended April 30, 2015 and 2014 was $4.82 and $5.64, respectively.

As of April 30, 2015, there were unrecognized compensation costs of approximately $8 million related to non-vested stock option awards granted after May 1, 2004 that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.5 years.

Inducement Stock Options

The table below summarizes the employment inducement stock option award for 25,000 shares of common stock made to our chief medical officer on February 15, 2015. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by NASDAQ Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest over a three year period, with one-third vesting per year, beginning one year from the grant date. The options have a 10-year term and an exercise price of $3.22 per share, the February 13, 2015 closing price of the Company’s common stock.

A summary of the activity and related information for our stock options follows:

	Number of Shares	Weighted Average Exercise Price
Inducement Stock Options outstanding at April 30, 2014	-	$-
Options granted	25,000	3.22
Options exercised	-	-
Options forfeited or expired	-	-
Inducement Stock Options outstanding at April 30, 2015	25,000	3.22
Options exercisable at April 30, 2015	-	$-

Inducement stock option compensation expense totaled $9,830 and $0 for the years ended April 30, 2015 and 2014, respectively. At April 30, 2015, there was $54,513 of remaining unrecognized compensation expense related to the inducement stock options. Inducement stock options outstanding as of April 30, 2015 had a weighted average remaining contractual life of 9.79 years.

The estimated weighted average fair value per inducement option share granted was $64,343 in 2015 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: weighted average risk-free interest rate of 1.84%, dividend yield of 0%, volatility factor for our common stock of 93.90% and a weighted average expected life of 7 years for inducement options not forfeited.

Restricted Stock Grants

The following table summarizes the restricted stock grants under the Plan for the year ended April 30, 2015:

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at April 30, 2013	1,917	$48.40
Restricted stock granted	135,662	$3.00
Restricted stock vested	(50,235)	$2.30
Restricted stock cancelled	(31,503)	$1.67
Restricted stock forfeited	(13,363)	$4.49
Balances, at April 30, 2014	42,478	$6.39
Restricted stock granted	2,624	$4.90
Restricted stock vested	(29,957)	$5.99
Restricted stock cancelled	(15,055)	$6.95
Balances, at April 30, 2015	90	$4.01

The Company recorded compensation expense for these restricted stock grants of $18,092 and $356,639 for the years ended April 30, 2015 and April 30, 2014, respectively.

As of April 30, 2015, there were unrecognized compensation costs of approximately $361 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period.

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

The following table summarizes the impact of the work force reductions and other associated costs on operating expenses and payments for the year ended April 30, 2015, and the liability remaining on the balance sheet as of April 30, 2015.

	Charges Incurred During the Year Ended April 30, 2015	Amounts Paid Through April 30, 2015	Amounts Accrued at April 30, 2015
Future lease obligations, net of sublease revenue	$-	$130,952	$10,932

The Company recorded all restructuring expenses as operating expenses on the consolidated statement of operations. All restructuring costs were paid by April 30, 2015, with the exception of approximately $11,000 of future lease obligations, net of sublease revenue.

NOTE I—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under an operating lease that includes fixed annual increases and expires in February 2016. Total rent expense was $111,171 and $107,946 for the years ended April 30, 2015 and 2014, respectively.

The future minimum payments for the long-term, non-cancelable lease are as follows:

Year ending April 30, 2016	$94,917

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

Orion’s ongoing role under the License includes sublicense approval, serving as the sole source of manufacture, holding a first right to enforce intellectual property rights in the Territory, and certain regulatory participation rights.  Additionally, the Company must grant back to Orion a broad non-exclusive license to any patents or clinical trial data related to the Product developed by the Company under the License.  The License has a fifteen (15) year term, provided, however, that the License will continue after the end of the fifteen year term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country.  Orion had the right to terminate the License if the Study is not started by July 31, 2014.  While the Company did not commence the trial by that date, on September 9, 2014, Orion notified the Company in writing that it did not intend to terminate the License so long as the trial was commenced on or before October 31, 2014.  The Company subsequently commenced the human clinical trial for levosimendan on September 18, 2014 when the first patient was enrolled.

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

As of April 30, 2015, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

Agreement with Virginia Commonwealth University

In May 2008 the Company entered into a license agreement with Virginia Commonwealth University (“Licensor”, “VCU”) whereby it obtained a worldwide, exclusive license to valid claims under three of the Licensor's patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications unless the Company elects to terminate the agreement prior to patent expiration.  Under the agreement the Company has an obligation to diligently pursue product development and pursue, at its own expense, prosecution of the patent applications covered by the agreement. As part of the agreement, the Company is required to pay to VCU nonrefundable payments upon achieving development and regulatory milestones. As of April 30, 2015, the Company has not met any of the developmental milestones.

The agreement with VCU also requires the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. This fee is recorded as an other current asset and is amortized over the fiscal year.  Amortization expense was $70,000 for each of the years ended April 30, 2015 and 2014.

In September 2014, the Company discontinued the development of its Oxycyte product candidates.  As part of the this change in business strategy, on May 5, 2015 the Company provided VCU its 90 day notice terminating the license agreement entered into with the Licensor, whose effective date was May 21, 2008.  The license agreement gave the Company exclusive rights to intellectual property that was used for the development and commercialization of Oxycyte and is therefore no longer needed.

Litigation

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s Consolidated Financial Statements.

NOTE J—401(k) BENEFIT PLAN

The Company sponsors a 401(k) Retirement Savings Plan (the “401(k) Plan”) for all eligible employees. Full-time employees over the age of 18 are eligible to participate in the 401(k) Plan after 90 days of continuous employment. Participants may elect to defer earnings into the 401(k) Plan up to the annual IRS limits and the Company provides a matching contribution up to 5% of the participants’ annual salary in accordance with the 401(k) Plan documents. The 401(k) Plan is managed by a third-party trustee. For the periods ended April 30, 2015 and 2014, the Company recorded $82,185 and $47,087 respectively, for matching contributions expense.

NOTE K—INCOME TAXES

The Company has not recorded any income tax expense (benefit) for the periods ended April 30, 2015 and 2014 due to its history of net operating losses.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% for the periods ended April 30, 2015 and 2014 is as follows:

	2015	2014
U.S. federal taxes (benefit) at statutory rate	$(4,787,816)	$(6,644,225)
State income tax benefit, net of federal benefit	(551,276)	(765,026)
Stock compensation	4,612	3,099,270
Nondeductible interest	-	827,284
Other permanent differences	(140,532)	292,355
Other, including expiration of NOL carryforwards	425,567	53,621
Change in state tax rate	-	(8,377)
Change in valuation allowance	5,049,445	3,145,098
	$-	$-

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax assets are as follows:

Deferred Tax Assets	2015	2014
Net operating Loss Carryforwards	$35,404,245	$30,748,100
Accruals and other	618,400	230,900
Valuation allowance	(35,994,545)	(30,945,100)
Net deferred tax assets	28,100	33,900
Deferred Tax Liabilities
IPR&D	(7,962,100)	(7,962,100)
Other liabilities	(28,100)	(33,900)
Net Deferred Tax Liabilities	$(7,962,100)	$(7,962,100)

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time that it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

As of April 30, 2015, the Company had Federal and State net operating loss carryforwards of approximately $95.3 million and $76.6 million available to offset future federal and state taxable income, respectively. The federal net operating loss carryforwards began to expire in 2013 and the state net operating loss carryforwards begin to expire in 2023.

Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of the net operating losses before utilization.

Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain income tax positions at April 30, 2015.

The Company files U.S. and state income tax returns with varying statutes of limitations. The tax years 2000 and forward remain open to examination due to the carryover of unused net operating losses or tax credits.

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

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K.  Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

From time to time, we may review and make changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal control over financial reporting and which do not have a material effect on our overall internal control over financial reporting.  During the three months ended April 30, 2015, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with GAAP.  Internal control over financial reporting includes those policies and procedures that:

–	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
–
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of Consolidated Financial Statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

–
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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2015.  In making its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in its 2013 Internal Control — Integrated Framework.  Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 30, 2015.

The effectiveness of our internal control over financial reporting as of April 30, 2015 has been audited by Cherry Bekaert LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report on Form 10-K.

ITEM 9B—OTHER INFORMATION

There is no information to report under this item for the quarter ended April 30, 2015.

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders.

ITEM 11— EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders.

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders.

ITEM 14— PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1) The Consolidated Financial Statements and information listed below are included in this report in Part II, Item 8.

–	Report of Independent Registered Public Accounting Firm.
–	Consolidated Balance Sheets as of April 30, 2015 and 2014.
–	Consolidated Statements of Operations for each of the two years ended April 30, 2015 and April 30, 2014.
–	Consolidated Statements of Stockholders’ Equity for each of the two years ended April 30, 2015 and April 30, 2014.
–	Consolidated Statements of Cash Flows for each of the two years ended April 30, 2015 and April 30, 2014.
–	Notes to the Consolidated Financial Statements.

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

TENAX THERAPEUTICS, INC.

Date: July 14, 2015	By:	/s/ John P. Kelley
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

Signature	Title	Date

/s/ John P. Kelley	Chief Executive Officer and Director	July 14, 2015
John P. Kelley	(Principal Executive Officer)

/s/ Michael B. Jebsen	Chief Financial Officer	July 14, 2015
Michael B. Jebsen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald R. Blanck, DO	Director	July 14, 2015
Ronald R. Blanck, DO

/s/ Gregory Pepin	Director	July 14, 2015
Gregory Pepin

/s/ William A. Chatfield	Director	July 14, 2015
William A. Chatfield

/s/ Chris A. Rallis	Director	July 14, 2015
Chris A. Rallis

/s/ Anthony DiTonno	Director	July 14, 2015
Anthony DiTonno

/s/ Gerald Proehl	Director	July 14, 2015
Gerald Proehl

EXHIBIT INDEX

Exhibit No.	Exhibits Required by Item 601 of Regulation S-K
2.1	Agreement and Plan of Merger dated April 28, 2008 (1)

2.2	Asset Purchase Agreement by and between Oxygen Biotherapeutics, Inc., Life Newco, Inc., Phyxius Pharma, Inc., and the stockholders of Phyxius Pharma, Inc. dated October 21, 2013 (33)

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment of the Certificate of Incorporation (14)

3.3	Certificate of Amendment of the Certificate of Incorporation (30)

3.4	Certificate of Amendment of the Certificate of Incorporation (37)

3.5	Amended and Restated Bylaws (22)

4.1	Specimen Stock Certificate (19)

10.1	Agreement with Leland C. Clark, Jr., Ph.D. dated November 20, 1992 with amendments, Assignment of Intellectual Property/ Employment (2)

10.2	Agreement between the Registrant and Keith R. Watson, Ph.D. Assignment of Invention (2)

10.3	Children’s Hospital Research Foundation License Agreement dated February 28, 2001 (2)

10.4	Exclusive License Agreement with Virginia Commonwealth University dated May 22, 2008 (9)

10.5	Amendment no. 1 to the Exclusive License Agreement with Virginia Commonwealth University Intellectual Property Foundation (10)

10.6	Amendment no. 2 to the Exclusive License Agreement with Virginia Commonwealth University Intellectual Property Foundation (10)

10.7	Form of Option issued to Executive Officers and Directors (2)

10.8	Form of Option issued to Employees (2)

10.9	Form of Inducement Stock Option Award*

10.10	Restricted Stock Award Agreement (22)

10.11	Form of Warrant issued to Unsecured Note Holders 2006-2007 (3)

10.12	Form of Convertible Note – 2008 (4)

10.13	Form of Warrant issued to Convertible Note Holders (4)

10.14	Form of Purchase Agreement – US Purchase (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.15	Form of Purchase Agreement – Non-US Purchase (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.16	Form of Purchase Agreement – US Note Exchange (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.7	Form of Purchase Agreement – Non-US Note Exchange (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.18	Form of Warrant issued to Financing Consultants (5)

10.19	1999 Amended Stock Plan (amended 2008) (5)

10.20	Amendment No. 1 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan (38)

10.21	Amendment No. 2 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan (38)

10.22	Employment Agreement with John Kelley dated November 13, 2013 (34)

10.23	First Amendment to Employment Agreement with John Kelley dated June 18, 2015 (36)

10.24	Amended and Restated Employment Agreement with Michael B. Jebsen dated May 19, 2011 (20)

10.25	Second Amended and Restated Employment Agreement with Michael Jebsen dated November 13, 2013 (34)

10.26	First Amendment to Second Amended and Restated Employment Agreement with Michael Jebsen dated June 18, 2015 (36)

10.27	Form of Indemnification Agreement (20)

10.28	Description of Non-Employee Director Compensation (25)

10.29	Securities Purchase Agreement (including exhibits) between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio dated June 8, 2009 (6)

10.30	Amendment no. 1 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (11)

10.31	Amendment no. 2 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (12)

10.32	Amendment no. 3 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (23)

10.33	Form of Exchange Agreement dated July 20, 2009 (7)

10.34	Waiver—Convertible Note (10)

10.35	Amendment—Common Stock Purchase Warrant (10)

10.36	Form of Warrant for May 2010 offering (13)

10.37	Form of Subscription Agreement for May 2010 offering (13)

10.38	Warrant issued to Blaise Group International, Inc. (14)

10.39	Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (15)

10.40	Form of Promissory Note under Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (15)

10.41	First Amendment to Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (17)

10.42	Lease Agreement for North Carolina corporate office (18)

10.43	Standard Industrial Lease relating to OBI’s California facility (12)

10.44	Task Order between the Company and NextPharma, dated November 15, 2011 (23)

10.45	Form of Convertible Note for July 2011 offering (included in exhibit 10.56)

10.46	Form of Warrant for July 2011 offering (included in exhibit 10.56)

10.47	Form of Convertible Note and Warrant Purchase Agreement for July 2011 offering (21)

10.48	Placement Agency Agreement, dated December 8, 2011, between Oxygen Biotherapeutics, Inc. and William Blair & Company, L.L.C., as placement agent (24)

10.49	Form of Warrant for December 2011 offering (24)

10.50	Form of Securities Purchase Agreement for December 2011 offering (24)

10.51	Form of Amendment Agreement for December 2011 offering (26)

10.52	Form of Lock-up Agreement for December 2011 offering (24)

10.53	Form of Amendment Agreement for December 2011 offering (27)

10.54	Fluoromed Supply Agreement (28)

10.55	Form of Warrant for February 2013 offering (29)

10.56	Placement Agency Agreement, dated February 22, 2013, between Oxygen Biotherapeutics, Inc. and Ladenburg Thalmann & Co. Inc., as placement agent (29)

10.57	Form of Securities Purchase Agreement for February 2013 offering (29)

10.58	Form of Registration Rights Agreement for February 2013 offering (29)

10.59
Form of Warrant Exchange Agreement, dated February 21, 2013, between Oxygen Biotherapeutics, Inc. and certain institutional investors party to the Securities Purchase Agreement for December 2011 Offering (29)

10.60	License and Supply Agreement dated February 5, 2013, between Oxygen Biotherapeutics, Inc. and Valor SA (38)

10.61	Settlement Agreement, dated March 14, 2013, among Oxygen Biotherapeutics, Inc., Tenor Opportunity Master Fund Ltd., Aria Opportunity Fund, Ltd., and Parsoon Opportunity Fund, Ltd. (38)

10.62	Form of Warrant for Series C 8% Convertible Preferred Stock Offering (31)

10.63	Placement Agency Agreement, dated July 21, 2013, between Oxygen Biotherapeutics, Inc. and Ladenburg Thalmann & Co. Inc., as placement agent (31)

10.64	Form of Securities Purchase Agreement for Series C 8% Convertible Preferred Stock Offering (31)

10.65	Lock-Up Agreement, dated August 16, 2013, between Oxygen Biotherapeutics, Inc. and JPS SPC 3 obo OXBT Fund, SP (32)

10.66	Warrant for Series D 8% Convertible Preferred Stock Offering (32)

10.67	Form of February Warrant Amendment (32)

10.68	Form of July Warrant Amendment (32)

10.69	Form of Securities Purchase Agreement for Series D 8% Convertible Preferred Stock Offering (33)

10.70	License Agreement dated September 20, 2013 by and between Phyxius Pharma, Inc. and Orion Corporation (35)

10.71	Amendment to Common Stock Purchase Agreement (35)

10.72	Sales Agreement dated as of February 23, 2015, between Tenax Therapeutics, Inc. and Cowen and Company, LLC*

21.1	Subsidiaries of Tenax Therapeutics, Inc.*

23.1	Consent of Independent Registered Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on June 30, 2008, and are incorporated herein by this reference.
(2)	These documents were filed as exhibits to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on August 13, 2004, and are incorporated herein by this reference.
(3)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on September 6, 2006, and are incorporated herein by this reference.
(4)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on March 21, 2008, and are incorporated herein by this reference.
(5)	These documents were filed as exhibits to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on August 13, 2008, and are incorporated herein by this reference.
(6)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on June 8, 2009, and is incorporated herein by this reference.
(7)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on July 21, 2009, and is incorporated herein by this reference.
(9)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on September 22, 2008, and is incorporated herein by this reference.
(10)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on March 19, 2010, and are incorporated herein by this reference.
(11)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on September 2, 2009, and is incorporated herein by this reference.
(12)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on April 28, 2010, and are incorporated herein by this reference.
(13)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on May 4, 2010, and are incorporated herein by this reference.
(14)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on November 13, 2009, and are incorporated herein by reference.
(15)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on October 13, 2010, and are incorporated herein by this reference.
(16)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on December 9, 2010, and are incorporated herein by this reference.
(17)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on December 30, 2010, and is incorporated herein by this reference.
(18)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on March 21, 2011, and are incorporated herein by this reference.
(19)	These documents were filed as exhibits to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on July 23, 2010, and are incorporated herein by this reference.
(20)	This document was filed as an exhibit to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on July 15, 2011, and is incorporated herein by this reference.
(21)	This document was filed as an exhibit to the current report on Form 8-K/A filed by Tenax Therapeutics with the SEC on July 1, 2011, and is incorporated herein by this reference.
(22)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on December 15, 2011, and is incorporated herein by this reference.
(23)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on November 16, 2011, and are incorporated herein by this reference.
(24)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on December 9, 2011, and are incorporated herein by this reference.
(25)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on March 15, 2012, and is incorporated herein by this reference.
(26)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on June 15, 2012, and is incorporated herein by this reference.
(27)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on June 15, 2012, and is incorporated herein by reference.
(28)	These documents were filed as exhibits to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on July 25, 2012, and are incorporated herein by this reference.
(29)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on February 25, 2013, and are incorporated herein by this reference.
(30)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on May 15, 2013, and is incorporated herein by this reference.
(31)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on July 25, 2013, and are incorporated herein by reference.
(32)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on August 26, 2013, and are incorporated herein by reference.
(33)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on October 25, 2013, and is incorporated herein by reference.
(34)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on November 19, 2013, and are incorporated herein by reference
(35)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on March 17, 2014, and are incorporated herein by this reference.
(36)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on June 19, 2015, and are incorporated herein by reference.
(37)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on December 15, 2015, and is incorporated herein by this reference.
(38)	These documents were filed as exhibits to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on July 29, 2014, and are incorporated herein by this reference.
*	Filed herewith.