Form 10-Q
period 2015-07-31
TENAX THERAPEUTICS, INC.
filed 2015-09-09
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED July 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of September 8, 2015, the registrant had outstanding 28,119,607 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2015	April 30, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,650,855	$7,926,491
Marketable securities	17,661,213	9,200,082
Accounts receivable	98,594	76,475
Prepaid expenses	162,689	249,505
Other current assets	29,144	58,623
Total current assets	21,602,495	17,511,176
Marketable securities	22,561,050	30,974,961
Property and equipment, net	54,361	50,322
Intangible assets, net	22,000,000	22,000,000
Goodwill	11,265,100	11,265,100
Other assets	1,106,785	1,106,785
Total assets	$78,589,791	$82,908,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$680,692	$1,183,939
Accrued liabilities	1,919,580	2,660,666
Warrant liabilities	606,118	572,445
Notes payable, net	48,376	100,160
Total current liabilities	3,254,766	4,517,210
Deferred tax liability	7,962,100	7,962,100
Total liabilities	11,216,866	12,479,310

Commitments and contingencies; see Note 6

Stockholders' equity
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 28,119,607 and 28,119,520, respectively	2,812	2,812
Additional paid-in capital	221,111,504	221,067,239
Accumulated other comprehensive (loss)/gain	(39,156)	26,718
Accumulated deficit	(153,702,235)	(150,667,735)
Total stockholders’ equity	67,372,925	70,429,034
Total liabilities and stockholders' equity	$78,589,791	$82,908,344

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended July 31,
	2015	2014
	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$1,368,604	$1,449,859
Research and development	1,745,901	966,514
Total operating expenses	3,114,505	2,416,373

Net operating loss	3,114,505	2,416,373

Interest expense	1,103	46,260
Other income	(81,108)	(291,221)
Net loss	$3,034,500	$2,171,412

Unrealized loss on marketable securities	65,874	65,560
Total comprehensive loss	$3,100,374	$2,236,972

Net loss per share, basic and diluted	$(0.11)	$(0.08)
Weighted average number of common shares outstanding, basic and diluted	28,119,521	27,661,499

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended July 31,
	2015	2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,034,500)	$(2,171,412)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	12,650	38,486
Interest on debt instruments	-	45,606
Issuance and vesting of compensatory stock options and warrants	43,997	71,032
Issuance of common stock as compensation	268	14,840
Change in the fair value of warrants	33,673	(274,196)
Amortization of premium on marketable securities	251,094	9,728
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	94,175	204,949
Accounts payable and accrued liabilities	(1,244,332)	78,590
Net cash used in operating activities	(3,842,975)	(1,982,377)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(4,222,486)	(35,627,219)
Sale of marketable securities	3,858,298	1,065,360
Purchase of property and equipment	(16,688)	-
Capitalization of patent costs and license rights	-	(15,095)
Net cash used in investing activities	(380,876)	(34,576,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	-	543,998
Payments on notes - short-term	(51,785)	(347,561)
Net cash (used in) provided by financing activities	(51,785)	196,437

Net change in cash and cash equivalents	(4,275,636)	(36,362,894)
Cash and cash equivalents, beginning of period	7,926,491	58,320,555
Cash and cash equivalents, end of period	$3,650,855	$21,957,661

Cash paid for:
Interest	$1,103	$655

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS, Continued
(Unaudited)

Non-cash financing activities during the three months ended July 31, 2014:

(1)	The Company issued 255 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $45.10 per share for the payment of $11,500 interest payable on convertible notes with a gross carrying value of $300,000.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

On October 18, 2013, the Company created a wholly owned subsidiary, Life Newco, Inc., a Delaware corporation (“Life Newco”), to acquire certain assets of Phyxius Pharma, Inc., a Delaware corporation (“Phyxius”) pursuant to an Asset Purchase Agreement, dated October 21, 2013 (the “Asset Purchase Agreement”), by and among the Company, Life Newco, Phyxius and the stockholders of Phyxius (the “Phyxius Stockholders”). As further discussed in Note 6 below, on November 13, 2013, under the terms and subject to the conditions of the Asset Purchase Agreement, Life Newco acquired certain assets, including a license granting Life Newco an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at April 30, 2015 has been derived from the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended April 30, 2015. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. Operating results for the three month period ended July 31, 2015 is not necessarily indicative of results for the full year or any other future periods. As such, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2015.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates and the operating results for the interim periods presented are not necessarily indicative of the results expected for the full year.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts and transactions of Tenax Therapeutics, Inc. and Life Newco, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value.  There was no impairment to goodwill recognized during the three months ended July 31, 2015.

Liquidity and Managements’ Plan

At July 31, 2015, the Company had cash and cash equivalents, including the fair value of its marketable securities, of approximately $43.9 million. The Company used $3.8 million of cash from operations during the three months ended July 31, 2015 and had stockholders’ equity of $67.4 million, versus $70.4 million at April 30, 2015. The Company expects that it has sufficient cash to manage the business through calendar year 2017, although this assumes that the Company does not accelerate the development of other opportunities that are available to the Company or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements.

Additional capital will likely be required to support the Company’s future commercialization activities, including the anticipated commercial launch of levosimendan for low cardiac output syndrome (“LCOS”), and the development of other products or indications which may be acquired or licensed by the Company, and general working capital requirements. Based on product development timelines the ability to scale up or reduce personnel and associated costs are factors considered throughout the product development life cycle. Available resources may be consumed more rapidly than currently anticipated, potentially resulting in the need for additional funding. Readers are cautioned that additional funding, capital or loans (including, without limitation, milestone or other payments from commercialization agreements) may be unavailable on favorable terms, if at all.

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

Net Loss per Share

Basic loss per share, which excludes antidilutive securities, is computed by dividing net loss by the weighted-average number of common shares outstanding for that particular period. In contrast, diluted loss per share considers the potential dilution that could occur from other equity instruments that would increase the total number of outstanding shares of common stock. Such amounts include shares potentially issuable under outstanding options, restricted stock, warrants, preferred stock and convertible notes.

The following outstanding options, warrants and restricted stock were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Three months ended July 31,
	2015	2014

Options to purchase common stock	3,752,698	3,694,282
Warrants to purchase common stock	2,728,236	2,553,236
Restricted stock	367	12,384

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that changes the reporting of debt issuance costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect adoption of this standard will have a material impact on its condensed consolidated financial statements.

In May 2014, the FASB issued a new accounting standard that supersedes nearly all existing revenue recognition guidance under GAAP. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from annual periods beginning after December 15, 2016, to annual periods beginning after December 15, 2017, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and does not believe adoption of the standard will have a material impact on its condensed consolidated financial statements.

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

The Company applies valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach, and include enhanced disclosures of fair value measurements in the Company’s condensed consolidated financial statements.

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Condensed Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At July 31, 2015, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	July 31, 2015
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$1,199,051	$4,401	$375	$-	$1,203,827
Corporate debt securities	38,698,288	359,679	-	(39,531)	39,018,436
Total investments	$39,897,339	$364,080	$375	$(39,531)	$40,222,263

The following table summarizes the scheduled maturity for the Company’s investments at July 31, 2015 and April 30, 2015.

	July 31, 2015	April 30, 2015
Maturing in one year or less	$17,661,213	$9,200,082
Maturing after one year through three years	22,561,050	30,974,961
Total investments	$40,222,263	$40,175,043

Warrant liability

On July 23, 2013, the Company issued common stock warrants in connection with the issuance of Series C 8% Preferred Stock (the “Series C Warrants”). These Series C Warrants contain certain “down-round” price protection clauses and in accordance with ASC 815-40-35-9, the Company classifies these warrants as a current liability and the subsequent changes in fair value are recorded as a component of other expense.

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

The Monte Carlo model is used for the Series C Warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. This requires Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and fundamental transactions.  The other assumptions used by the Company are summarized in the following table for the Series C Warrants that were outstanding as of July 31, 2015 and April 30, 2015

Series C Warrants	July 31, 2015	April 30, 2015
Closing stock price	$3.71	$3.42
Expected dividend rate	0%	0%
Expected stock price volatility	79.98%	83.53%
Risk-free interest rate	1.26%	1.23%
Expected life (years)	3.98	4.23

As of July 31, 2015, the fair value of the warrant liability was $606,118. The Company recorded a loss of $33,673 for the change in fair value as a component of other expense on the condensed consolidated statement of operations for the three months ended July 31, 2015.

As of July 31, 2015, there were 240,523 Series C Warrants outstanding.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of July 31, 2015 and April 30, 2015:

		Fair Value Measurements at Reporting Date Using
	Balance as of July 31, 2015	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$3,650,855	$3,650,855	$-	$-
Marketable securities	$17,661,213	$-	$17,661,213	$-

Long-term Assets
Marketable securities	$22,561,050	$-	$22,561,050	$-

Current Liabilities
Warrant liabilities	$606,118	$-	$-	$606,118

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2015	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$7,926,491	$7,926,491	$-	$-
Marketable securities	$9,200,082	$-	$9,200,082	$-

Long-term Assets
Marketable securities	$30,974,961	$-	$30,974,961	$-

Current Liabilities
Warrant liabilities	$572,445	$-	$-	$572,445

There were no significant transfers between levels in the three months ended July 31, 2015.

NOTE 4. BALANCE SHEET COMPONENTS

Other current assets

Other current assets consist of the following as of July 31, 2015 and April 30, 2015:

	July 31, 2015	April 30, 2015
R&D materials	$-	$29,479
Other	29,144	29,144
	$29,144	$58,623

Property and equipment, net

Property and equipment consist of the following as of July 31, 2015 and April 30, 2015:

	July 31, 2015	April 30, 2015
Laboratory equipment	$514,214	$514,214
Computer equipment and software	139,984	123,295
Office furniture and fixtures	130,192	130,192
	784,390	767,701
Less: Accumulated depreciation	(730,029)	(717,379)
	$54,361	$50,322

Depreciation expense was approximately $13,000 and $22,000 for the three months ended July 31, 2015 and 2014, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of July 31, 2015 and April 30, 2015:

	July 31, 2015	April 30, 2015
Operating costs	$1,812,651	$2,053,597
Employee related	106,929	596,137
Restructuring liability	-	10,932
	$1,919,580	$2,660,666

NOTE 5. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of July 31, 2015:

Asset Category	Weighted Average Amortization Period (in Years)	Value Assigned	Accumulated Amortization	Impairments	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	N/A	22,000,000	-	-	22,000,000
Total		$22,000,000		$-	$22,000,000

The following table summarizes the Company’s intangible assets as of April 30, 2015:

Asset Category	Weighted Average Amortization Period (in Years)	Value Assigned	Accumulated Amortization	Impairments	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	N/A	$22,000,000	$-	$-	$22,000,000
Patents	10.3	806,771	(327,476)	(479,295)	-
License Rights	13.6	630,666	(181,484)	(449,182)	-
Trademarks	N/A	106,386		(106,386)	-
Total		$23,543,823		$(1,034,863)	$22,000,000

The aggregate amortization expense on the above intangibles was $0 and $16,706, for the three months ended July 31, 2015 and 2014, respectively.

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

Patents and License Rights

The Company currently holds, has filed for, or owns exclusive rights to, U.S. and worldwide patents covering 9 various methods and uses of its perfluorocarbon (“PFC”) technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter. The Company capitalized patent costs of approximately $0 and $15,000, for the three months ended July 31, 2015 and 2014, respectively.

During the fourth quarter of fiscal year 2015, the Company completed its annual impairment test of its patents and license rights. The Company wrote-off approximately $929,000 of capitalized costs for patent applications that were withdrawn or abandoned during the year ended April 30, 2015. These asset impairment charges primarily related to the Company’s PFC formulations which were determined not to be a core component of the Company’s development strategy.

Trademarks

The Company currently holds, or has filed for, trademarks to protect the use of names and descriptions of its products and technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its trademark applications. These trademarks are evaluated annually for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. The Company evaluates (i) its expected use of the underlying asset, (ii) any laws, regulations, or contracts that may limit the useful life, (iii) the effects of obsolescence, demand, competition, and stability of the industry, and (iv) the level of costs to be incurred to commercialize the underlying asset. The Company did not capitalize any trademark costs for the three months ended July 31, 2015 and 2014.

The Company wrote-off trademark costs of approximately $106,000 for the year ended April 30, 2015. These asset impairment charges primarily related to the Company’s PFC formulations which were determined not to be a core component of the Company’s development strategy.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

As of July 31, 2015, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

Agreement with Virginia Commonwealth University

In May 2008 the Company entered into a license agreement with Virginia Commonwealth University (“VCU”) whereby it obtained a worldwide, exclusive license to valid claims under three of the VCU's patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license included the right to sub-license to third parties. The term of the agreement was the life of the patents covered by the patent applications unless the Company elected to terminate the agreement prior to patent expiration.  Under the agreement the Company had an obligation to diligently pursue product development and pursue, at its own expense, prosecution of the patent applications covered by the agreement. As part of the agreement, the Company was required to pay to VCU non-refundable payments upon achieving development and regulatory milestones. Prior to termination of the license agreement, as discussed below, the Company had not met any of the developmental milestones.

The agreement with VCU also required the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company was required make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments were fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. In the prior year, this fee was recorded as an other current asset and was amortized over the fiscal year. Amortization expense was $0 and $17,500 for the three months ended July 31, 2015 and 2014, respectively.

In September 2014, the Company discontinued the development of its PFC product candidates.  As part of this change in business strategy, on May 5, 2015 the Company provided VCU its 90 day notice terminating the license agreement entered into with VCU. The license agreement gave the Company exclusive rights to intellectual property that was used for the development and commercialization of its PFC product candidates and was therefore no longer needed.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s Certificate of Incorporation, the Board of Directors is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. As of July 31, 2015, no shares of preferred stock are designated, issued or outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of July 31, 2015, there were 28,119,607 shares of common stock issued and outstanding.

Warrants

As of July 31, 2015, the Company has 2,728,236 warrants outstanding. During the three months ended July 31, 2015, no warrants were issued, exercised, or cancelled.

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “Plan”). Under the Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. On March 14, 2014, the Company’s stockholders approved an amendment to the Plan which increased the number of shares of common stock authorized for issuance to a total of 4,000,000 shares, up from 300,000 previously authorized. As of July 31, 2015 the Company had 62,635 shares of common stock available for grant under the Plan.

The following table summarizes the shares available for grant under the Plan for the three months ended July 31, 2015:

Shares Available for Grant
Balances, at April 30, 2015	122,399
Options granted	(60,050)
Options cancelled/forfeited	650
Restricted stock granted	(430)
Restricted stock cancelled/forfeited	66
Balances, at July 31, 2015	62,635

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

The following table summarizes the outstanding stock options under the Plan for the three months ended July 31, 2015:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at April 30, 2015	3,693,298	$5.70
Options granted	60,050	$3.42
Options cancelled	(650)	$35.09
Balances, at July 31, 2015	3,752,698	$5.66

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $43,997 for the three months ended July 31, 2015.

As of July 31, 2015, there were unrecognized compensation costs of approximately $163,370 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.0 year. Additionally, there were unrecognized compensation costs of approximately $7.9 million related to non-vested stock option awards subject to performance-based vesting milestones with a weighted average remaining life of 4.7 years. As of July 31, 2015, none of these milestones have been achieved.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the three months ended July 31, 2015 and 2014:

	For the three ended July 31,
	2015	2014
Risk-free interest rate (weighted average)	1.87%	2.23%
Expected volatility (weighted average)	87.55%	98.43%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.

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

Forfeitures
Stock compensation expense recognized in the statements of operations for the three months ended July 31, 2015 and 2014 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Inducement Stock Options

On February 15, 2015, an employment inducement stock option award for 25,000 shares of common stock made to our chief medical officer. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by NASDAQ Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest over a three year period, with one-third vesting per year, beginning one year from the grant date. The options have a 10-year term and an exercise price of $3.22 per share, the February 13, 2015 closing price of the Company’s common stock.

Inducement stock option compensation expense totaled $9,830 and $0 for the three months ended July 31, 2015 and 2014, respectively. At July 31, 2015, there was $44,683 of remaining unrecognized compensation expense related to the inducement stock options. Inducement stock options outstanding as of July 31, 2015 had a weighted average remaining contractual life of 9.55 years.

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

Restricted Stock Grants

The following table summarizes the restricted stock grants under the Plan for the three months ended July 31, 2015.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at April 30, 2015	90	$4.01
Restricted stock granted	430	$3.42
Restricted stock vested	(87)	$3.61
Restricted stock cancelled	(66)	$3.57
Balances, at July 31, 2015	367	$3.49

The Company recorded compensation expense for these restricted stock grants of $548 for the three months ended July 31, 2015.

As of July 31, 2015, there were unrecognized compensation costs of approximately $1,300 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period of 0.8 years.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended April 30, 2015.

All references in this Quarterly Report to “Tenax Therapeutics”, “we”, “our” and “us” means Tenax Therapeutics, Inc.

Overview

Strategy

We are a specialty pharmaceutical company focused on identifying, developing and commercializing drugs for critical care patients. Our principal business objective is to acquire or discover, develop, and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity. Our lead product is levosimendan, which was acquired in an asset purchase agreement with Phyxius Pharma, Inc., or Phyxius. Levosimendan is a calcium sensitizer developed for intravenous use in hospitalized patients with acutely decompensated heart failure. The treatment is currently approved in more than 60 countries for this indication. The United States Food and Drug Administration, or FDA, has granted Fast Track status for levosimendan for the reduction of morbidity and mortality in cardiac surgery patients at risk for developing Low Cardiac Output Syndrome, or LCOS. In addition, the FDA has agreed to the Phase III protocol design under Special Protocol Assessment, or SPA, and provided guidance that a single successful trial will be sufficient to support approval of levosimendan in this indication.

We had been developing Oxycyte®, a systemic perfluorocarbon, or PFC, product we believe is a safe and effective oxygen carrier for use in situations of acute ischemia. However, on September 11, 2014, our Board of Directors determined to stop the Phase II-b trial for the treatment of traumatic brain injury, or TBI, and consider strategic alternatives for the program moving forward. We will review the data generated on the patients enrolled in the trial. There are no assurances about the availability, on favorable terms or at all, of strategic alternatives for the continued development of the Oxycyte program.

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

First Quarter 2016 Highlights

The following summarizes certain key financial measures for the three months ended July 31, 2015:

●	Cash and cash equivalents, including the fair-value of our marketable securities, were $43.9 million at July 31, 2015.

●	Our loss from operations was $3.1 million for the first quarter of fiscal 2016 compared to $2.2 million for the three months ended July 31, 2014.

●	Net cash used in operating activities was $3.8 million and $2.0 million for the three months ended July 31, 2015 and 2014, respectively.

Consistent with our strategy as of September 8, 2015, (i) we have activated 61 sites of the planned 70 sites in the U.S. and Canada to enroll patients in our Phase III LCOS clinical trial, (ii) we have enrolled 173 patients of the planned 760 patients in our Phase III LCOS clinical trial, and (iii) the Imperial College London has enrolled 420 of the planned 516 patients in the ongoing Phase II-B Levosimendan for the Prevention of Acute oRgan Dysfunction in Sepsis (LeoPARDS) clinical trial.

Opportunities and Trends

We initiated the Phase III trial for levosimendan and activated the initial sites in the three months ended July 31, 2014. Duke University’s Duke Clinical Research Institute, or DCRI, is conducting the Phase III trial. DCRI is the world’s largest academic clinical research organization, with substantial experience in conducting cardiac surgery trials. The DCRI is serving as the coordinating center and Drs. John H. Alexander and Rajendra Mehta are serving as lead investigators for this trial.

The Phase III trial is being conducted in approximately 60 targeted major cardiac surgery centers in North America.  The trial is enrolling patients undergoing coronary artery bypass graphs and/or mitral valve surgery who are at risk for developing LCOS.  The trial is a double blind, randomized, placebo controlled study enrolling 760 patients. We enrolled our first patient on September 18, 2014, and we anticipate enrollment will continue through the middle of calendar year 2016.

As we focus on the development of our existing products and product candidates, we also continue to position ourselves to execute upon licensing and other partnering opportunities. In order to do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our collaborative research development and partner relationships.

During the remainder of calendar year 2015 and into calendar year 2016, we are focused on the following four key initiatives:

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes in critical accounting policies, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

Financial Overview

Results of Operations- Comparison of the Three Months Ended July 31, 2015 and 2014

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended July 31, 2015 and 2014, respectively, are as follows:

	Three months ended July 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2014
Legal and professional fees	$474,173	$693,098	$(218,925)	(32	) %
Personnel costs	637,025	562,202	74,823	13%
Other costs	206,186	124,698	81,488	65%
Facilities	41,904	39,966	1,938	5%
Depreciation and amortization	9,316	29,895	(20,579)	(69	) %

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, consulting fees, recruiting costs and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees decreased approximately $219,000 for the three months ended July 31, 2015 compared to the same period in the prior year. This decrease was primarily due to a reduction in costs incurred for investor relations services and the vested value of stock option grants to our Board of Directors, partially offset by an increase in consulting fees.

-
Costs associated with investor relations and communication decreased approximately $214,000 in the current period. This decrease was due primarily to fees paid in the prior year to a third party investor relations firm that is no longer providing marketing and corporate communications services to us in the current period.

-
Board of Directors fees decreased in the current period by approximately $34,000. This decrease was due primarily to a reduction in the recognized expense for the vesting of stock options awarded in the current period as compared to the recognized expense for stock options awarded in the same period of the prior year.

-
Consulting costs increased approximately $36,000 in the current period due primarily to fees paid to a third party consulting firm for ongoing development and testing of our internal control framework that were not incurred in the same period of the prior year.

Personnel costs:

Personnel costs increased approximately $75,000 for the three months ended July 31, 2015 compared to the same period in the prior year. This increase was due primarily to an overall increase of approximately $52,000 and $21,000 in salaries and benefits, respectively, paid during the current period.

Other costs:

Other costs include costs incurred for banking fees, travel, supplies, insurance and other miscellaneous charges. The approximately $82,000 increase in other costs for the three months ended July 31, 2015 was due primarily to an approximately $74,000 increase in franchise taxes paid and an approximately $12,000 increase in employee training and certification costs, compared to the same period in the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the three months ended July 31, 2015 and 2014.

Depreciation and Amortization:

Depreciation and amortization costs decreased approximately $21,000 for the three months ended July 31, 2015 compared to the same period in the prior year. The decrease in costs was due primarily to amortization costs incurred in the same period of the prior year on our PFC-based intellectual property portfolio that was fully impaired as of April 30, 2015.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended July 31, 2015 and 2014, respectively, are as follows:

	Three months ended July 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2014
Clinical and preclinical development	$1,540,135	$778,015	$762,120	98%
Personnel costs	126,163	158,561	(32,398)	(20	) %
Consulting	67,969	4,233	63,736	1506%
Other costs	11,634	25,705	(14,071)	(55	) %

Clinical and preclinical development:

Clinical and preclinical development costs include the costs associated with our Phase III clinical and Phase II clinical trials for levosimendan and, in previous years, a Phase II clinical and preclinical trials for Oxycyte. The increase of approximately $762,000 in clinical and preclinical development costs for the three months ended July 31, 2015, compared to the same period in the prior year, was primarily due to increased expenditures for CRO costs to manage the Levo-CTS Phase III clinical trial, partially offset by the decreased costs incurred in the current period for the development and clinical testing of Oxycyte, which development we decided to suspend in the prior year.

Levosimendan

We incurred approximately $1.5 million in research and development costs for levosimendan during the three months ended July 31, 2015, an increase of approximately $1.0 million compared to the same period in the prior year. The increase in levosimendan development costs is due primarily to the direct costs of our Phase III Levo-CTS clinical trial for LCOS. For the three months ended July 31, 2015, we recorded CRO costs of approximately $918,000 for the management of the Phase III trial and approximately $594,000 in pass-through site activation and enrolled patient costs, compared to CRO costs of approximately $524,000 during the same period in the prior year.

Oxycyte

We incurred approximately $11,000 in research and development costs for Oxycyte during the three months ended July 31, 2015, a decrease of approximately $240,000 compared to the same period in the prior year. The decrease in Oxycyte development costs was due to our decision to suspend development of the Oxycyte product in the prior year and close out all of our sites for the Phase II-B clinical trial for TBI. We do not anticipate any significant additional costs in the future related to this clinical trial or other close-out activities related to the discontinuance of the Oxycyte product development.

Personnel costs:

Personnel costs decreased approximately $32,000 for the three months ended July 31, 2015 compared to the same period in the prior year, primarily due to headcount reductions in positions responsible for the development of our Oxycyte products as compared to the same period in the prior year.

Consulting fees:

Consulting fees increased approximately $64,000 for the three months ended July 31, 2015 compared to the same period in the prior year, primarily due to an increase in fees paid to a third party consulting firm for services performed to develop a statistical analysis plan for future development and commercialization of levosimendan.

Other costs:

Other costs decreased approximately $14,000 for the three months ended July 31, 2015 compared to the same period in the prior year, primarily due to depreciation and repairs and maintenance costs associated with lab and manufacturing equipment incurred in the prior year.

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

Interest expense

Interest expense includes the interest payments due under our convertible notes, amortization of debt issuance costs, accretion of original issue discounts recorded against our convertible notes, and any interest charges from short-term borrowings. Interest expense and percentage changes for the three months ended July 31, 2015 and 2014, respectively, are as follows:

	Three months ended July 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2014
Interest expense	$1,103	$46,260	$(45,157)	(98	) %

During the three months ended July 31, 2015, interest expense decreased approximately $45,000 compared to the same period in the prior year as our previously outstanding convertible notes matured in the prior year.

Other income and expense

Other income and expense includes non-operating income and expense items not otherwise recorded in our condensed consolidated statement of operations. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the three months ended July 31, 2015 and 2014, respectively, is as follows:

	Three months ended July 31,		(Increase)/ Decrease
	2015	2014
Other income, net	$(81,108)	$(291,221)	$210,113

Other income decreased approximately $210,000 for the three months ended July 31, 2015 compared to the same period in the prior year primarily. This decrease is due to primarily to change in fair value of our Series C warrant derivative liability in the current period, partially offset by an increase of approximately $98,000 in interest income earned from our investment in marketable securities.

During the three months ended July 31, 2015, we recorded a derivative loss of approximately $34,000 which compared to a derivative gain of approximately $274,000 for the same period in the prior year. These charges to income are derived from the free standing Series C warrants which are measured at their fair market value each period using the Monte Carlo simulation model.

During the three months ended July 31, 2015, we recorded interest income of approximately $114,000 from our investments in marketable securities. This income is derived from approximately $315,000 in bond interest paid, partially offset by approximately $201,000 in charges for amortization of premiums paid and fair-value adjustments measured each period, which compares to approximately $26,000 in bond interest paid, partially offset by approximately $10,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of July 31, 2015 we had an accumulated deficit of $154 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan and other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $21,602,495 and $17,511,176 of total current assets and working capital of $18,347,729 and $12,993,966 as of July 31, 2015 and April 30, 2015, respectively. Based on our working capital and the value of our investments in marketable securities at July 31, 2015, we believe we have sufficient capital to fund our operations through calendar year 2017.

We are in the clinical trial stages in the development of our product candidates. We are currently conducting a Phase III clinical trial for levosimendan, and we expect our primary focus will be on funding the Phase III clinical trial for levosimendan, since this product is the furthest along in the regulatory review process. Our ability to continue to pursue testing and development of our products beyond calendar year 2017 depends on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining the necessary resources.

Cash Flows

The following table shows a summary of our cash flows for the three months ended July 31, 2015 and 2014:

	Three months ended July 31,
	2015	2014
Net cash used in operating activities	$(3,842,975)	$(1,982,377)
Net cash used in investing activities	(380,876)	(34,576,954)
Net cash (used in) provided by financing activities	(51,785)	196,437

Net cash used in operating activities.  Net cash used in operating activities was approximately $3.8 million for the three months ended July 31, 2015 compared to net cash used in operating activities of approximately $2.0 million for the three months ended July 31, 2014. The increase in cash used for operating activities was due primarily to an increase in our costs incurred for the Phase III clinical trial for levosimendan.

Net cash used in investing activities. Net cash used in investing activities was approximately $380,000 for the three months ended July 31, 2015 compared to net cash used in investing activities of approximately $34.6 million for the three months ended July 31, 2014. The decrease in cash used in investing activities was primarily due the purchase of marketable securities in the prior period.

Net cash (used in) provided by financing activities. Net cash used in financing activities was approximately $52,000 for the three months ended July 31, 2015 compared to net cash provided by financing activities of approximately $196,000 for the three months ended July 31, 2014. The decrease of approximately $248,000 in net cash provided by financing activities was due primarily to proceeds of approximately $544,000 received from the exercise of freestanding warrants, partially offset by the payment of $300,000 upon the maturity of previously issued convertible notes during the three months ended July 31, 2014.

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

We believe that our existing cash and cash equivalents, along with our investment in marketable securities, will be sufficient to fund our projected operating requirements through calendar year 2017. We will need substantial additional capital in the future in order to complete the development and commercialization of levosimendan and to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Significant Accounting Policies” contained in our annual report on Form 10-K for the year ended April 30, 2015. There have not been material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB, issued a new accounting standard that will change the reporting of debt issuance costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect adoption of this standard will have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued a new accounting standard that supersedes nearly all existing revenue recognition guidance under GAAP. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from annual periods beginning after December 15, 2016, to annual periods beginning after December 15, 2017, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and we do not believe adoption of this standard will have a material impact on our condensed consolidated financial statements and related disclosures.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, contingent royalty payments and/or scientific, regulatory or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of July 31, 2015:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$66,442	$66,442	$-	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2015, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The risks we face have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended April 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

The following table lists all repurchases during the first quarter of fiscal 2016 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2015 - May 31, 2015	-	$-	-	$-
June 1, 2015 - June 30, 2015	-	$-	-	$-
July 1, 2015 - July 31, 2015	59	$3.68	-	$-
Total	59	$3.68	-	$-

(1)	Represents shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective September 8, 2015, the Board of Directors amended and restated our Bylaws, or the Amended Bylaws, to revise Section 7 of Article V to provide that, unless our Board of Directors consents in writing, the exclusive forum for certain specified corporate law based lawsuits involving our company may be brought only in any North Carolina state court that has jurisdiction, or the Delaware Court of Chancery.  Prior to the amendment, our Bylaws provided that such lawsuits could only be brought in the United States District Court for the Eastern District of North Carolina or, if such court lacked jurisdiction, any North Carolina state court that had jurisdiction.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report on Form 10-Q, and such exhibit index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENAX THERAPEUTICS, INC.

Date: September 9, 2015	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

No.	Description

3.1	Third Amended and Restated Bylaws.*

10.1	Description of Non-Employee Director Compensation.*

10.2	First Amendment to Employment Agreement with John Kelley dated June 18, 2015. (1)

10.3	First Amendment to Second Amended and Restated Employment Agreement with Michael B. Jebsen dated June 18, 2015. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on June 19, 2015 and are incorporated herein by this reference.

* Filed herewith