Form 10-Q
period 2015-10-31
TENAX THERAPEUTICS, INC.
filed 2015-12-10
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

As of December 8, 2015, the registrant had outstanding 28,119,694 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2015	April 30, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,099,183	$7,926,491
Marketable securities	16,584,777	9,200,082
Accounts receivable	86,271	76,475
Prepaid expenses	93,433	249,505
Other current assets	-	58,623
Total current assets	21,863,664	17,511,176
Marketable securities	19,176,661	30,974,961
Property and equipment, net	42,054	50,322
Intangible assets, net	22,000,000	22,000,000
Goodwill	11,265,100	11,265,100
Other assets	1,106,785	1,106,785
Total assets	$75,454,264	$82,908,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$521,232	$1,183,939
Accrued liabilities	2,538,659	2,660,666
Warrant liabilities	502,693	572,445
Notes payable, net	-	100,160
Total current liabilities	3,562,584	4,517,210
Deferred tax liability	7,962,100	7,962,100
Total liabilities	11,524,684	12,479,310

Commitments and contingencies; see Note 6

Stockholders' equity
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 28,119,694 and 28,119,520, respectively	2,812	2,812
Additional paid-in capital	221,171,247	221,067,239
Accumulated other comprehensive (loss)/gain	(17,873)	26,718
Accumulated deficit	(157,226,606)	(150,667,735)
Total stockholders’ equity	63,929,580	70,429,034
Total liabilities and stockholders' equity	$75,454,264	$82,908,344

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended October 31,		Six months ended October 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$1,230,618	$1,586,343	$2,599,222	$3,036,202
Research and development	2,518,588	2,556,852	4,264,489	3,523,365
Total operating expenses	3,749,206	4,143,195	6,863,711	6,559,567

Net operating loss	3,749,206	4,143,195	6,863,711	6,559,567

Interest expense	404	59	1,506	46,320
Other income	(225,238)	(88,291)	(306,346)	(379,512)
Net loss	$3,524,372	$4,054,963	$6,558,871	$6,226,375

Unrealized loss (gain) on marketable securities	(21,283)	(23,254)	44,591	42,306
Total comprehensive loss	$3,503,089	$4,031,709	$6,603,462	$6,268,681

Net loss per share, basic and diluted	$(0.13)	$(0.14)	$(0.23)	$(0.22)
Weighted average number of common shares outstanding, basic and diluted	28,119,609	28,107,395	28,119,565	28,037,204

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended October 31,
	2015	2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,558,871)	$(6,226,375)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	24,956	76,379
Interest on debt instruments	-	45,606
Issuance and vesting of compensatory stock options and warrants	103,437	142,207
Issuance of common stock as compensation	572	49,708
Change in the fair value of warrants	(69,752)	(238,117)
Amortization of premium on marketable securities	534,626	237,147
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	204,899	(817,813)
Accounts payable and accrued liabilities	(784,714)	1,836,433
Net cash used in operating activities	(6,544,847)	(4,894,825)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(5,222,046)	(41,655,184)
Sale of marketable securities	9,056,433	2,469,327
Purchase of property and equipment	(16,688)	-
Capitalization of patent costs and license rights	-	(64,162)
Net cash provided by (used in) investing activities	3,817,699	(39,250,019)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	-	543,998
Payments on notes - short-term	(100,160)	(363,569)
Net cash (used in) provided by financing activities	(100,160)	180,429

Net change in cash and cash equivalents	(2,827,308)	(43,964,415)
Cash and cash equivalents, beginning of period	7,926,491	58,320,555
Cash and cash equivalents, end of period	$5,099,183	$14,356,140

Cash paid for:
Interest	$1,507	$714

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at April 30, 2015 has been derived from the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the year ended April 30, 2015. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. Operating results for the three and six month periods ended October 31, 2015 are not necessarily indicative of results for the full year or any other future periods. As such, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended April 30, 2015.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates and the operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.

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

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value.  There was no impairment to goodwill recognized during the three and six months ended October 31, 2015.

Liquidity and Managements’ Plan

At October 31, 2015, the Company had cash and cash equivalents, including the fair value of its marketable securities, of approximately $40.9 million. The Company used $6.5 million of cash for operating activities during the six months ended October 31, 2015 and had stockholders’ equity of $63.9 million, versus $70.4 million at April 30, 2015. The Company expects that it has sufficient cash to manage the business through calendar year 2017, although this assumes that the Company does not accelerate the development of other opportunities that are available to the Company or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements.

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

Net Loss per Share

Basic loss per share, which excludes antidilutive securities, is computed by dividing net loss by the weighted-average number of common shares outstanding for that particular period. In contrast, diluted loss per share considers the potential dilution that could occur from other equity instruments that would increase the total number of outstanding shares of common stock. Such amounts include shares potentially issuable under outstanding options, restricted stock and warrants.

The following outstanding options, warrants and restricted stock were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Six months ended October 31,
	2015	2014

Options to purchase common stock	3,777,698	3,694,407
Warrants to purchase common stock	2,728,236	2,553,236
Restricted stock	214	229

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that changes the balance sheet classifications of deferred income taxes. This standard amends existing guidance to require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. It is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company does not expect adoption of this standard will have a material impact on its condensed consolidated financial statements.

In April 2015, the FASB issued a new accounting standard that changes the reporting of debt issuance costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect adoption of this standard will have a material impact on its condensed consolidated financial statements.

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

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Condensed Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At October 31, 2015, the Company believes that the costs of its investments are recoverable in all material respects.

The following table summarizes the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	October 31, 2015
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value
Corporate debt securities	$35,482,306	$297,005	$3	$(17,876)	$35,761,438

The following table summarizes the scheduled maturity for the Company’s investments at October 31, 2015 and April 30, 2015.

	October 31, 2015	April 30, 2015
Maturing in one year or less	$16,584,777	$9,200,082
Maturing after one year through three years	19,176,661	30,974,961
Total investments	$35,761,438	$40,175,043

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

The Monte Carlo model is used for the Series C Warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. This requires Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and fundamental transactions.  The other assumptions used by the Company are summarized in the following table for the Series C Warrants that were outstanding as of October 31, 2015 and April 30, 2015

Series C Warrants	October 31, 2015	April 30, 2015
Closing stock price	$3.18	$3.42
Expected dividend rate	0%	0%
Expected stock price volatility	82.09%	83.53%
Risk-free interest rate	1.22%	1.23%
Expected life (years)	3.73	4.23

As of October 31, 2015, the fair value of the warrant liability was $502,693. The Company recorded a gain of $103,425 and $69,752 for the change in fair value as a component of other expense on the condensed consolidated statement of comprehensive loss for the three and six months ended October 31, 2015, respectively.

As of October 31, 2015, there were 240,523 Series C Warrants outstanding.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of October 31, 2015 and April 30, 2015:

		Fair Value Measurements at Reporting Date Using
	Balance as of October 31, 2015	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$5,099,183	$5,099,183	$-	$-
Marketable securities	$16,584,777	$-	$16,584,777	$-

Long-term Assets
Marketable securities	$19,176,661	$-	$19,176,661	$-

Current Liabilities
Warrant liabilities	$502,693	$-	$-	$502,693

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2015	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$7,926,491	$7,926,491	$-	$-
Marketable securities	$9,200,082	$-	$9,200,082	$-

Long-term Assets
Marketable securities	$30,974,961	$-	$30,974,961	$-

Current Liabilities
Warrant liabilities	$572,445	$-	$-	$572,445

There were no significant transfers between levels in the six months ended October 31, 2015.

NOTE 4. BALANCE SHEET COMPONENTS

Other current assets

Other current assets consist of the following as of October 31, 2015 and April 30, 2015:

	October 31, 2015	April 30, 2015
R&D materials	$-	$29,479
Other	-	29,144
	$-	$58,623

Property and equipment, net

Property and equipment consist of the following as of October 31, 2015 and April 30, 2015:

	October 31, 2015	April 30, 2015
Laboratory equipment	$514,214	$514,214
Computer equipment and software	139,984	123,295
Office furniture and fixtures	130,192	130,192
	784,390	767,701
Less: Accumulated depreciation	(742,336)	(717,379)
	$42,054	$50,322

Depreciation and amortization expense was approximately $12,000 and $21,000 for the three months ended October 31, 2015 and 2014, and $25,000 and $43,000 for the six months ended October 31, 2015 and 2014, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of October 31, 2015 and April 30, 2015:

	October 31, 2015	April 30, 2015
Operating costs	$2,456,738	$2,053,597
Employee related	81,921	596,137
Restructuring liability	-	10,932
	$2,538,659	$2,660,666

NOTE 5. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of October 31, 2015:

Asset Category	Weighted Average Amortization Period (in Years)	Value Assigned	Accumulated Amortization	Impairments	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	N/A	22,000,000	-	-	22,000,000
Total		$22,000,000		$-	$22,000,000

The following table summarizes the Company’s intangible assets as of April 30, 2015:

Asset Category	Weighted Average Amortization Period (in Years)	Value Assigned	Accumulated Amortization	Impairments	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	N/A	$22,000,000	$-	$-	$22,000,000
Patents	10.3	806,771	(327,476)	(479,295)	-
License Rights	13.6	630,666	(181,484)	(449,182)	-
Trademarks	N/A	106,386		(106,386)	-
Total		$23,543,823		$(1,034,863)	$22,000,000

The aggregate amortization expense on the above intangibles was approximately $0 and $17,000, for the three months ended October 31, 2015 and 2014, respectively, and $0 and $34,000, for the six months ended October 31, 2015 and 2014, respectively.

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

Patents and License Rights

The Company previously held, had filed for, or owned exclusive rights to, U.S. and worldwide patents covering 9 various methods and uses of its perfluorocarbon (“PFC”) technology. It capitalized amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs were amortized on a straight-line method over their useful life or legal life, whichever was shorter.

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

The Company capitalized patent costs of approximately $0 and $64,000, for the six months ended October 31, 2015 and 2014, respectively.

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

The Company did not capitalize any trademark costs for the six months ended October 31, 2015 and 2014.

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

As of October 31, 2015, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

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

The agreement with VCU also required the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company was required make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments were fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. In the prior year, this fee was recorded as an other current asset and was amortized over the fiscal year. Amortization expense was approximately $0 and $17,500 for the three months ended October 31, 2015 and 2014; and $0 and $35,000 for the six months ended October 31, 2015 and 2014, respectively.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s Certificate of Incorporation, the Board of Directors is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. As of October 31, 2015, no shares of preferred stock are designated, issued or outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of October 31, 2015, there were 28,119,694 shares of common stock issued and outstanding.

Warrants

As of October 31, 2015, the Company has 2,728,236 warrants outstanding. During the six months ended October 31, 2015, no warrants were issued, exercised, or cancelled.

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “Plan”). Under the Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. On March 13, 2014, the Company’s stockholders approved an amendment to the Plan which increased the number of shares of common stock authorized for issuance to a total of 4,000,000 shares, up from 300,000 previously authorized. On September 15, 2015, the Company’s stockholders approved an additional amendment to the Plan which increased the number of shares of common stock authorized for issuance to a total of 5,000,000 shares, up from 4,000,000 previously authorized. As of October 31, 2015 the Company had 1,224,893 shares of common stock available for grant under the Plan.

The following table summarizes the shares available for grant under the Plan for the six months ended October 31, 2015:

Shares Available for Grant
Balances, at April 30, 2015	122,399
Additional shares reserved	1,187,192
Options granted	(85,050)
Options cancelled/forfeited	650
Restricted stock granted	(430)
Restricted stock cancelled/forfeited	132
Balances, at October 31, 2015	1,224,893

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

The following table summarizes the outstanding stock options under the Plan for the six months ended October 31, 2015:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at April 30, 2015	3,693,298	$5.70
Options granted	85,050	$3.48
Options cancelled	(650)	$35.09
Balances, at October 31, 2015	3,777,698	$5.65

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $59,440 and $103,437 for the three and six months ended October 31, 2015, respectively.

As of October 31, 2015, there were unrecognized compensation costs of approximately $166,000 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.76 year. Additionally, there were unrecognized compensation costs of approximately $7.9 million related to non-vested stock option awards subject to performance-based vesting milestones with a weighted average remaining life of 4.4 years. As of October 31, 2015, none of these milestones have been achieved.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the six months ended October 31, 2015 and 2014:

	For the six months ended October 31,
	2015	2014
Risk-free interest rate (weighted average)	1.87%	2.23%
Expected volatility (weighted average)	87.45%	98.43%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.

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

Forfeitures
Stock compensation expense recognized in the statements of operations for the six months ended October 31, 2015 and 2014 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Inducement Stock Options

On February 15, 2015, an employment inducement stock option award for 25,000 shares of common stock made to the Company’s chief medical officer. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by NASDAQ Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest over a three year period, with one-third vesting per year, beginning one year from the grant date. The options have a 10-year term and an exercise price of $3.22 per share, the February 13, 2015 closing price of the Company’s common stock.

Inducement stock option compensation expense was approximately $9,830 and $0 for the three months ended October 31, 2015 and 2014, and $19,660 and $0 for the six months ended October 31, 2015 and 2014, respectively.

At October 31, 2015, there was $34,853 of remaining unrecognized compensation expense related to the inducement stock options. Inducement stock options outstanding as of October 31, 2015 had a weighted average remaining contractual life of 9.30 years.

The estimated weighted average fair value per inducement option share granted was $64,343 in 2015 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: weighted average risk-free interest rate of 1.84%, dividend yield of 0%, volatility factor for the Company’s common stock of 93.90% and a weighted average expected life of 7 years for inducement options not forfeited.

Restricted Stock Grants

The following table summarizes the restricted stock grants under the Plan for the six months ended October 31, 2015.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at April 30, 2015	90	$4.01
Restricted stock granted	430	$3.42
Restricted stock vested	(174)	$3.61
Restricted stock cancelled	(132)	$3.57
Balances, at October 31, 2015	214	$3.42

The Company recorded compensation expense for these restricted stock grants of $548 and $1,096 for the three and six months ended October 31, 2015, respectively.

As of October 31, 2015, there were unrecognized compensation costs of approximately $700 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period of 0.5 years.

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

Second Quarter 2016 Highlights

The following summarizes certain key financial measures for the three months ended October 31, 2015:

●	Cash and cash equivalents, including the fair-value of our marketable securities, were $40.9 million at October 31, 2015.

●	Our loss from operations was $3.5 million for the second quarter of fiscal 2016 compared to $4.0 million for the three months ended October 31, 2014.

●	Net cash used in operating activities was $2.7 million and $2.9 million for the three months ended October 31, 2015 and 2014, respectively.

Consistent with our strategy as of December 8, 2015, (i) we have activated 72 sites in the U.S. and Canada to enroll patients in our Phase III LCOS clinical trial, (ii) we have enrolled 295 patients of the planned 760 patients in our Phase III LCOS clinical trial, and (iii) the Imperial College London has enrolled 506 of the planned 516 patients in the ongoing Phase II-B Levosimendan for the Prevention of Acute oRgan Dysfunction in Sepsis (LeoPARDS) clinical trial.

Opportunities and Trends

We initiated the Phase III trial for levosimendan and activated the initial sites in the three months ended July 31, 2014. Duke University’s Duke Clinical Research Institute, or DCRI, is conducting the Phase III trial. DCRI is the world’s largest academic clinical research organization, or CRO, with substantial experience in conducting cardiac surgery trials. The DCRI is serving as the coordinating center and Drs. John H. Alexander and Rajendra Mehta are serving as lead investigators for this trial.

The Phase III trial is being conducted in approximately 60 targeted major cardiac surgery centers in North America.  The trial is enrolling patients undergoing coronary artery bypass graphs and/or mitral valve surgery who are at risk for developing LCOS.  The trial is a double blind, randomized, placebo controlled study enrolling 760 patients. We enrolled our first patient on September 18, 2014, and we anticipate enrollment will continue through the second half of calendar year 2016.

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

Financial Overview

Results of Operations- Comparison of the Three Months Ended October 31, 2015 and 2014

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended October 31, 2015 and 2014, respectively, are as follows:

	Three months ended October 31,		Increase/	% Increase/
	2015	2014	(Decrease)	(Decrease)
Personnel costs	$543,542	$756,310	$(212,768)	(28	) %
Legal and professional fees	420,097	595,600	(175,503)	(29	) %
Other costs	221,415	162,257	59,158	36%
Facilities	36,522	42,852	(6,330)	(15	) %
Depreciation and amortization	9,042	29,324	(20,282)	(69	) %

Personnel costs:

Personnel costs decreased approximately $213,000 for the three months ended October 31, 2015 compared to the same period in the prior year. This decrease was due primarily to accrued severance payments recorded in the same period of the prior year.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, consulting fees, recruiting costs and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees decreased approximately $176,000 for the three months ended October 31, 2015 compared to the same period in the prior year. This decrease was primarily due to a reduction in costs incurred for investor relations services and the vested value of stock option grants to our Board of Directors.

-
Costs associated with investor relations and communication decreased approximately $126,000 in the current period. This decrease was due primarily to fees paid in the prior year to a third party investor relations firm that is no longer providing marketing and corporate communications services to us in the current period.

-
Board of Directors fees decreased in the current period by approximately $24,000. This decrease was due primarily to a reduction in the recognized expense for the vesting of stock options awarded in the current period as compared to the recognized expense for stock options awarded in the same period of the prior year.

-
Consulting costs, legal fees, capital market costs and accounting fees all decreased slightly which resulted in an overall decrease of approximately $26,000 in the current period as compared to the same period of the prior year.

Other costs:

Other costs include costs incurred for banking fees, travel, supplies, insurance and other miscellaneous charges. The approximately $59,000 increase in other costs for the three months ended October 31, 2015 was due primarily to an approximately $70,000 increase in franchise taxes paid and approximately $20,000 in costs incurred for our sponsorship of the National Sepsis Foundation, partially offset by a reduction of approximately $31,000 in employee relocation costs as compared to the same period in the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the three months ended October 31, 2015 and 2014.

Depreciation and Amortization:

Depreciation and amortization costs decreased approximately $20,000 for the three months ended October 31, 2015 compared to the same period in the prior year. The decrease in costs was due primarily to amortization costs incurred in the same period of the prior year on our PFC-based intellectual property portfolio that was fully impaired as of April 30, 2015.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended October 31, 2015 and 2014, respectively, are as follows:

	Three months ended October 31,		Increase/	% Increase/
	2015	2014	(Decrease)	(Decrease)
Clinical and preclinical development	$2,163,688	$2,383,710	$(220,022)	(9	) %
Consulting	202,013	10,699	191,314	1788%
Personnel costs	140,883	149,613	(8,730)	(6	) %
Other costs	12,004	12,830	(826)	(6	) %

Clinical and preclinical development:

Clinical and preclinical development costs include, primarily, the costs associated with our Phase III clinical trial for levosimendan and, in previous years, a Phase II clinical trial and preclinical trials for Oxycyte. The decrease of approximately $220,000 in clinical and preclinical development costs for the three months ended October 31, 2015, compared to the same period in the prior year, was primarily due to increased expenditures for CRO costs to manage the Levo-CTS Phase III clinical trial, offset by a reduction of approximately $500,000 in costs to support the LeoPARDS trial for septic shock in the prior period and a reduction in costs incurred in the current period for the development and clinical testing of Oxycyte, which development we decided to suspend in the prior year.

Levosimendan

We incurred approximately $2.2 million in research and development costs for levosimendan during the three months ended October 31, 2015, an increase of approximately $415,000 compared to the same period in the prior year. The increase in levosimendan development costs is due primarily to the direct costs of our Phase III Levo-CTS clinical trial for LCOS, partially offset by a reduction of approximately $500,000 in costs to support the LeoPARDS trial for septic shock that was conducted during the same period of the prior year. For the three months ended October 31, 2015, we recorded CRO costs of approximately $2.1 million for the management of the Phase III trial which includes approximately $903,000 in pass-through site activation and enrolled patient costs, compared to CRO costs of approximately $1.2 million during the same period in the prior year.

Oxycyte

We incurred approximately $12,000 in research and development costs for Oxycyte during the three months ended October 31, 2015, a decrease of approximately $635,000 compared to the same period in the prior year. The decrease in Oxycyte development costs was due to our decision to suspend development of the Oxycyte product in the prior year and close out all of our sites for the Phase II-B clinical trial for TBI. We do not anticipate any significant additional costs in the future related to this clinical trial or other close-out activities related to the discontinuance of the Oxycyte product development.

Consulting fees:

Consulting fees increased approximately $191,000 for the three months ended October 31, 2015 compared to the same period in the prior year, primarily due to an increase in fees paid to a third party consulting firm for services provided to improve training and communication with active sites in support of our Phase III Levo-CTS clinical trial.

Personnel costs:

Personnel costs decreased approximately $9,000 for the three months ended October 31, 2015 compared to the same period in the prior year, primarily due to headcount reductions in positions responsible for the development of our Oxycyte products as compared to the same period in the prior year.

Other costs:

Other costs remained relatively consistent for the three months ended October 31, 2015 and 2014.

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

Other income and expense

Other income and expense includes non-operating income and expense items not otherwise recorded in our condensed consolidated statement of comprehensive loss. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the three months ended October 31, 2015 and 2014, respectively, is as follows:

	Three months ended October 31,		(Increase)/
	2015	2014	Decrease
Other income, net	$(225,238)	$(88,291)	$(136,947)

Other income increased approximately $137,000 for the three months ended October 31, 2015 compared to the same period in the prior year. This increase is due to primarily to change in fair value of our Series C warrant derivative liability in the current period.

During the three months ended October 31, 2015, we recorded a derivative gain of approximately $104,000 which compared to a derivative loss of approximately $36,000 for the same period in the prior year. These charges to income are derived from the free standing Series C warrants which are measured at their fair market value each period using the Monte Carlo simulation model.

During the three months ended October 31, 2015, we recorded interest income of approximately $117,000 from our investments in marketable securities. This income is derived from approximately $369,000 in bond interest paid, partially offset by approximately $254,000 in charges for amortization of premiums paid and fair-value adjustments measured each period, which compares to approximately $340,000 in bond interest paid, partially offset by approximately $216,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Results of Operations- Comparison of the Six Months Ended October 31, 2015 and 2014

General and Administrative Expenses

General and administrative expenses and percentage changes for the six months ended October 31, 2015 and 2014, respectively, are as follows:

	Six months ended October 31,		Increase/	% Increase/
	2015	2014	(Decrease)	(Decrease)
Personnel costs	$1,180,568	$1,318,512	$(137,944)	(10	) %
Legal and professional fees	894,270	1,288,699	(394,429)	(31	) %
Other costs	427,601	286,955	140,646	49%
Facilities	78,425	82,817	(4,392)	(5	) %
Depreciation and amortization	18,358	59,219	(40,861)	(69	) %

Personnel costs:

Personnel costs decreased approximately $138,000 for the six months ended October 31, 2015 compared to the same period in the prior year. The decrease was due primarily a $215,000 accrual for severance payments during the six months ended October 31, 2014 due to certain employees following the stoppage of the TBI trials, partially offset by an overall increase of approximately $52,000 and $27,000 in salaries and benefits paid during the current period.

Legal and professional fees:

Legal and professional fees decreased approximately $394,000 for the six months ended October 31, 2015 compared to the same period in the prior year. This decrease was primarily due to a reduction in costs incurred for investor relations services and the vested value of stock option grants to our Board of Directors.

●
Costs associated with investor relations and communication decreased approximately $339,000 in the current period. This decrease was due primarily to fees paid in the prior year to a third party investor relations firm that is no longer providing marketing and corporate communications services to us in the current period.

●
Board of Directors fees decreased in the current period by approximately $54,000. This decrease was due primarily to a reduction in the recognized expense for the vesting of stock options awarded in the current period as compared to the recognized expense for stock options awarded in the same period of the prior year.

Other costs:

The approximately $141,000 increase in other costs for the six months ended October 31, 2015 was due primarily to an approximately $132,000 increase in franchise taxes paid, approximately $20,000 in costs incurred for our sponsorship of the National Sepsis Foundation and approximately $18,000 in proxy-related data services, partially offset by a reduction of approximately $31,000 in employee relocation costs as compared to the same period in the prior year.

Facilities:

Facilities costs remained relatively consistent for the six months ended October 31, 2015 and 2014.

Depreciation and Amortization:

Depreciation and amortization costs decreased approximately $41,000 for the six months ended October 31, 2015 compared to the same period in the prior year. The decrease in costs was due primarily to amortization costs incurred in the same period of the prior year on our PFC-based intellectual property portfolio that was fully impaired as of April 30, 2015.

Research and Development Expenses

Research and development expenses and percentage changes for the six months ended October 31, 2015 and 2014, respectively, are as follows:

	Six months ended October 31,		Increase/	% Increase/
	2015	2014	(Decrease)	(Decrease)
Clinical and preclinical development	$3,703,823	$3,161,726	$542,097	17%
Consulting	269,981	14,931	255,050	1708%
Personnel costs	267,046	308,175	(41,129)	(13	) %
Other costs	23,639	38,533	(14,894)	(39	) %

Clinical and preclinical development:

The increase of approximately $542,000 in clinical and preclinical development costs for the six months ended October 31, 2015, compared to the same period in the prior year, was primarily due to increased expenditures for CRO costs to manage the Levo-CTS Phase III clinical trial, partially offset by reduction of approximately $500,000 in costs to support the LeoPARDS trial for septic shock in the prior period and a reduction in costs incurred in the current period for the development and clinical testing of Oxycyte, which development we decided to suspend in the prior year.

Levosimendan

We incurred approximately $3.7 million in research and development costs for levosimendan during the six months ended October 31, 2015, an increase of approximately $1.4 million compared to the same period in the prior year. The increase in levosimendan development costs is due primarily to the direct costs of our Phase III Levo-CTS clinical trial for LCOS, partially offset by a reduction of approximately $500,000 in costs to support the LeoPARDS trial for septic shock that was conducted during the same period of the prior year. For the six months ended October 31, 2015, we recorded CRO costs of approximately $3.7 million for the management of the Phase III trial which includes approximately $1.5 million in pass-through site activation and enrolled patient costs, compared to CRO costs of approximately $1.8 million during the same period in the prior year.

Oxycyte

We incurred approximately $23,000 in research and development costs for Oxycyte during the six months ended October 31, 2015, a decrease of approximately $875,000 compared to the same period in the prior year. The decrease in Oxycyte development costs was due to our decision to suspend development of the Oxycyte product in the prior year and close out all of our sites for the Phase II-B clinical trial for TBI. We do not anticipate any significant additional costs in the future related to this clinical trial or other close-out activities related to the discontinuance of the Oxycyte product development.

Consulting fees:

Consulting fees increased approximately $255,000 for the six months ended October 31, 2015 compared to the same period in the prior year, primarily due to an increase in fees paid to a third party consulting firm for services provided to improve training and communication with active sites in support of our Phase III Levo-CTS clinical trial.

Personnel costs:

Personnel costs decreased approximately $41,000 for the six months ended October 31, 2015 compared to the same period in the prior year, primarily due to headcount reductions in positions responsible for the development of our Oxycyte products as compared to the same period in the prior year.

Other costs:

Other costs decreased approximately $15,000 for the six months ended October 31, 2015 compared to the same period in the prior year. This decrease was due primarily to depreciation of lab equipment and other lab related costs that were written off and disposed of on April 30, 2015.

Interest expense

Interest expense includes the interest payments due under our convertible debt, amortization of debt issuance costs and accretion of discounts recorded against our convertible notes, and noncash amortization of premiums paid on our marketable securities. Interest expense and percentage changes for the six months ended October 31, 2015 and 2014, respectively, are as follows:

	Six months ended October 31,		Increase/	% Increase/
	2015	2014	(Decrease)	(Decrease)
Interest expense	$1,506	$46,320	$(44,814)	(97	) %

During the six months ended October 31, 2015, interest expense decreased approximately $45,000 compared to the same period in the prior year. The decrease was due to the maturity and settlement of our outstanding convertible notes in June 2014.

Other income and expense

Other income and expense for the six months ended October 31, 2015 and 2014, respectively, is as follows:

	Six months ended October 31,		(Increase)/
	2015	2014	Decrease
Other income, net	$(306,346)	$(379,512)	$73,166

Other income decreased approximately $73,000 for the six months ended October 31, 2015 compared to the same period in the prior year. This decrease is due to primarily to change in fair value of our Series C warrant derivative liability in the current period, partially offset by an increase of approximately $90,000 in income earned from our investments in marketable securities.

During the six months ended October 31, 2015, we recorded a derivative gain of approximately $70,000 which compared to a derivative gain of approximately $238,000 for the same period in the prior year. These charges to income are derived from the free standing Series C warrants which are measured at their fair market value each period using the Monte Carlo simulation model.

During the six months ended October 31, 2015, we recorded interest income of approximately $230,000 from our investments in marketable securities. This income is derived from approximately $685,000 in bond interest paid, partially offset by approximately $455,000 in charges for amortization of premiums paid and fair-value adjustments measured each period, which compares to approximately $366,000 in bond interest paid, partially offset by approximately $226,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of October 31, 2015 we had an accumulated deficit of $157 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan and other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $21,863,664 and $17,511,176 of total current assets and working capital of $18,301,080 and $12,993,966 as of October 31, 2015 and April 30, 2015, respectively. Based on our working capital and the value of our investments in marketable securities at October 31, 2015, we believe we have sufficient capital to fund our operations through calendar year 2017.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended October 31, 2015 and 2014:

	Six months ended October 31,
	2015	2014
Net cash used in operating activities	$(6,544,847)	$(4,894,825)
Net cash provided by (used in) investing activities	3,817,699	(39,250,019)
Net cash (used in) provided by financing activities	(100,160)	180,429

Net cash used in operating activities.  Net cash used in operating activities was approximately $6.5 million for the six months ended October 31, 2015 compared to net cash used in operating activities of approximately $4.9 million for the six months ended October 31, 2014. The increase in cash used for operating activities was due primarily to an increase in our costs incurred for the Phase III clinical trial for levosimendan.

Net cash provided by (used in) investing activities. Net cash provided by investing activities was approximately $3.8 million for the six months ended October 31, 2015 compared to net cash used in investing activities of approximately $39.3 million for the six months ended October 31, 2014. The increase in cash provided by investing activities was primarily due the sale of marketable securities that were purchased during the same period of the prior year.

Net cash (used in) provided by financing activities. Net cash used in financing activities was approximately $100,000 for the six months ended October 31, 2015 compared to net cash provided by financing activities of approximately $180,000 for the six months ended October 31, 2014. The decrease of approximately $280,000 in net cash provided by financing activities was due primarily to proceeds of approximately $544,000 received from the exercise of outstanding warrants, partially offset by the payment of $300,000 upon the maturity of previously issued convertible notes during the same period of the prior year.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board, or FASB, issued a new accounting standard that changes the balance sheet classifications of deferred income taxes. This standard amends existing guidance to require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. It is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We do not expect adoption of this standard will have a material impact on our condensed consolidated financial statements.

In April 2015, the FASB issued a new accounting standard that will change the reporting of debt issuance costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect adoption of this standard will have a material impact on our condensed consolidated financial statements.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, contingent royalty payments and/or scientific, regulatory or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of October 31, 2015:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$621,697	$74,683	$344,360	$202,654	$-

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

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2015, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

ITEM 1A.   RISK FACTORS

The risks we face have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended April 30, 2015.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

The following table lists all repurchases during the second quarter of fiscal 2016 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2015 - August 31, 2015	-	$-	-	$-
September 1, 2015 - September 30, 2015	-	$-	-	$-
October 1, 2015 - October 31, 2015	59	$3.19	-	$-
Total	59	$3.19	-	$-

(1)	Represents shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

ITEM 6.   EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report on Form 10-Q, and such exhibit index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENAX THERAPEUTICS, INC.

Date: December 10, 2015	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith