Form 10-KT
period 2015-12-31
TENAX THERAPEUTICS, INC.
filed 2016-03-14
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-K

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from May 1, 2015 to December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KT or any amendment to the this Form 10-KT. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, taking into account the registrant's change in fiscal year: $89,157,573.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of March 9, 2016 was 28,119,771.

DOCUMENTS INCORPORATED BY REFERENCE:
Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated by reference in Part III to the extent described therein.

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

All references in this Transition Report to “Tenax Therapeutics”, “we”, “our” and “us” means Tenax Therapeutics, Inc.

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

We were previously developing Oxycyte®, a systemic perfluorocarbon, or PFC, product we believed to be a safe and effective oxygen carrier for use in situations of acute ischemia. In addition, we previously developed a family of perfluorocarbon-based oxygen carriers for use in personal care, topical wound healing, and other topical indications. During 2014, we suspended the development of these PFC products while we evaluate strategic alternatives for future development and commercialization of these product candidates.

On April 9, 2015, our Board of Directors approved a change in our fiscal year to a fiscal year beginning on January 1 and ending on December 31 of each year, such change beginning as of January 1, 2016.  This form 10-KT is a transition report and includes financial information for May 1, 2015 to December 31, 2015, or the Transition Period 2015.  For comparative purposes, an unaudited consolidated statement of operations and comprehensive income have been included for May 1, 2014 to December 31, 2014, or the Transition Period 2014. The Transition Period 2014 has not been audited and is derived from our books and records.  In the opinion of management, the Transition Period 2014 reflects all adjustments necessary to present the financial position and results of operations in accordance with generally accepted accounting principles.  Prior to the year-end change, our fiscal year ended on April 30 of each year.

Business Strategy

Our principal business objective is to identify, develop, and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity. The key elements of our business strategy are outlined below.

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

Enter into licensing or product co-development arrangements in certain areas, while out-licensing opportunities in non-core areas. In addition to our internal development efforts, an important part of our product development strategy is to work with collaborators and partners to accelerate product development, reduce our development costs, and broaden our commercialization capabilities. We believe this strategy will help us to develop a portfolio of high quality product development opportunities, enhance our clinical development and commercialization capabilities, and increase our ability to generate value from our proprietary technologies.

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

In 2013, we acquired certain assets of Phyxius Pharma, Inc., or Phyxius, including its North American rights to develop and commercialize levosimendan in the United States and Canada.

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

The FDA has granted Fast Track status for the development of levosimendan to reduce mortality and morbidity in cardiac surgery patients at risk of LCOS and has agreed to an SPA which represents agreement with the Phase III clinical trial’s study protocol.  The FDA has also provided guidance that a single successful trial will be sufficient to support approval of levosimendan in this indication. Pursuant to our license to levosimendan, we are required to use the “Simdax®” trademark to commercialize this product.

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

Currently, no pharmacologic therapies are approved for management or prevention of post-cardiotomy LCOS. While conventional inotropes are used to manage cardiac hemodynamics in the peri-operative setting, none have been shown to improve outcomes.

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

We have selected Duke University’s Duke Clinical Research Institute, or DCRI, to conduct the Phase III trial of levosimendan. DCRI is the world’s largest academic clinical research organization, with substantial experience in conducting cardiac surgery trials. The Phase III trial is being conducted in approximately 60-70 major cardiac surgery centers in North America. The trial is enrolling patients undergoing coronary artery bypass graphs, or CABG, and/or mitral valve surgery, and CABG with aortic valve surgery who are at risk for developing LCOS. The trial is designed as a double blind, randomized, placebo controlled study seeking to enroll 760 patients. Enrollment began in the third quarter of calendar year 2014, and will take approximately twenty-four months to complete. The protocol of the Phase III trial has been submitted to ClinicalTrials.gov.

Levosimendan Development for Septic Shock Patients

Septic shock is a serious life-threatening condition with high unmet medical need.  Despite widespread adoption of international sepsis treatment guidelines, patients often experience acute organ dysfunction typically resulting in prolonged ICU care and hospitalization.  Mortality in these patients can be as high as 30-50%.  Data from the Agency for Healthcare Research and Quality indicate that inpatient stays for sepsis exceed 1,500,000 annually in the United States and ICD-9 codes indicate that as many 400,000-500,000 of these patients progress to septic shock.

Small clinical studies suggest that levosimendan may provide important benefits to septic shock patients in the form of improved cardiac function, renal function, organ perfusion, and mitochondrial function.

●
Evidence that Levosimendan Improves Cardiac Function in Septic Shock Patients.  Results from a small trial of 28 patients with septic shock and echocardiographically proven acute left ventricular dysfunction indicate that levosimendan improved several parameters of cardiac function (Morelli 2005).  Similar improvements in right ventricular function have been reported in a randomized placebo controlled trial of 35 patients that evaluated the use of levosimendan in patients suffering from septic shock and acute respiratory distress syndrome (Morelli 2006). Other similar studies have demonstrated levosimendan improvements in microcirculatory flow (Morelli 2010), improved hemodynamics with reduced requirements for additional catecholamines (Alhashemi 2009) and improvements in cardiac output and mixed venous oxygen saturation (Vaitsis 2009).

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

●
Evidence that Levosimendan Improves Mitochondrial Function.  A study of 26 septic shock patients provides evidence that the unique K-ATP channel mechanism of levosimendan may protect mitochondria from the significant oxidative stress that can occur in septic shock patients (Morelli 2014).

To date, no randomized controlled trials have been large enough to determine if levosimendan may reduce mortality in septic shock patients. However, a 2015 meta-analysis of several small trials conducted by Zangrillo et al concluded that levosimendan reduced mortality in patients with severe sepsis and septic shock.

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

Other Products

In addition to levosimendan described above, we have previously developed Oxycyte, a PFC-based oxygen carrier, our Dermacyte® line of topical cosmetic products, which contained our PFC technology and other known cosmetic ingredients to promote the appearance of skin health and other desirable cosmetic benefits, as well as Wundecyte™, a novel gel developed under a contract agreement with a lab in Virginia that was designed to be used as a wound-healing gel.  As we have suspended the development of these PFC products while we evaluate strategic alternatives, we do not expect that Oxycyte, Dermacyte or Wundecyte constitute a material portion of our business going forward.

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

–
three U.S. patents (5,824,703; 5,840,767; 6,167,887), and one Australian patents (759,557) pertaining to the use and application of PFCs as gas transport agents in blood substitutes and liquid ventilation with an average remaining life of approximately 2 years;

–
exclusive in-licenses to three fundamental gas transport patent applications that represent the core technology used in our products and product candidates (other than levosimendan) with an average remaining life of approximately 14 years; and

–
one U.S. patent (8,513,309) and numerous patent applications for treatment of several medical and dermatological conditions such as TBI, acne, burns and wounds with an average remaining life of approximately 15 years.

Our patent and patent applications include claims covering:

–	methods to treat certain diseases and conditions and for biological gas exchange;
–	therapies for burn and wound victims;
–	delivery of oxygenated PFC;
–	various formulations containing PFC; and
–	methods and compositions for controlled and sustained production and delivery of peroxide and/or oxygen for biological and industrial applications.

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

Competition

The pharmaceutical and biotechnology industries are intensely competitive. Many companies, including biotechnology, chemical and pharmaceutical companies, are actively engaged in activities similar to ours, including research and development of drugs for the treatment of rare medical conditions. Many of these companies have substantially greater financial and other resources, larger research and development staffs, and more extensive marketing and manufacturing organizations than we do. In addition, some of them have considerable experience in preclinical testing, clinical trials and other regulatory approval procedures. In addition, there are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working. We expect to encounter significant competition for any of the pharmaceutical products we plan to develop.

LCOS: We believe the concept of using a medication preoperatively to prevent low cardiac output syndrome is novel. Because no therapies are currently approved or commonly used to prevent LCOS, our ability to succeed in the market is dependent on our ability to change the established practice paradigm, which is never an easy task. Key factors on which we will compete with regards to the development and marketing of levosimendan for the prevention of LCOS include, among others, the ability to obtain adequate efficacy data, safety data, cost effectiveness data and hospital formulary approval, as well as sufficient distribution and handling. Furthermore, while we believe the mechanism of action of levosimendan is novel, other low priced generically available products possess some similar qualities, which could present competition in the form of therapeutic substitution.

Septic Shock: Historically, pharmaceutical products developed or approved to treat sepsis or septic shock have resulted in product failures. Therefore, we believe that any product marketed for septic shock will face significant inherent market skepticism.  Key factors on which we will compete with regards to the development and marketing of levosimendan for the treatment of sepsis or septic shock include, among others, the ability to obtain adequate efficacy data, safety data, cost effectiveness data and hospital formulary approval, as well as sufficient distribution and handling.  In addition, classical inotropes such as dobutamine have been reserved as somewhat of a last resort alternative due to safety concerns.  We believe our ability to successfully compete in the market for the treatment of sepsis or septic shock will depend on our ability to both differentiate levosimendan from dobutamine and ultimately displace dobutamine which is well establish in the current treatment guidelines

In order to compete successfully in these and other therapeutic areas, we must develop proprietary positions in patented drugs for therapeutic markets that have not been satisfactorily addressed by conventional research strategies. Our product candidates, even if successfully tested and developed, may not be adopted by physicians over other products and may not offer economically feasible alternatives to other therapies.

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

Research and Development

Our research and development efforts are focused on the development and commercialization of levosimendan for its use in clinical indications, primarily LCOS. Previously, we were also focused on furthering the development and manufacture of Oxycyte for its use in clinical indications, primarily TBI, spinal cord injury, and decompression sickness. However, we have suspended the development of Oxycyte while we evaluate strategic alternatives. We spent approximately $6.5 million on research and development during the eight months ended December 31, 2015.

During each of the fiscal years ended April 30, 2015, 2014 and 2013 we spent approximately $6.7 million, $3.0 million and $2.5 million, respectively, on research and development.

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

As of December 31, 2015, we had ten full-time employees and one part-time employee. In addition to our employees, we also use the service and support of outside consultants and advisors. None of our employees are represented by a union, and we believe relationships with our employees are good.

Financial Information by Geographic Area

For the Transition Period 2015 and the years ended April 30, 2015, 2014 and 2013, all revenues from external customers were attributed to United States customers.  As of December 31, 2015 and April 30, 2015, 2014, and 2013, all long-lived assets with a net book value were located in the United States.

Available Information

Our website address is www.tenaxthera.com, and our investor relations website is located at http://investors.tenaxthera.com. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our Proxy Statements for our annual meetings of stockholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission, or the SEC. Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we focus on and proceed with our Phase III clinical program. In addition, our expenses could increase beyond expectations if applicable regulatory authorities, including the FDA, require that we perform additional studies to those that we currently anticipate, in which case the timing of any potential product approval may be delayed. As of December 31, 2015, we had $38.2 million of cash, including the fair value of our marketable securities on hand. Based on our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through the calendar year 2017. We will need substantial additional capital in the future in order to complete the commercialization of levosimendan and to fund the development and commercialization of future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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
-
lack of adequate funding to continue the clinical trial, including unforeseen costs due to enrollment delays, requirements to conduct additional trials and studies and increased expenses associated with the services of our contract research organizations, or CROs, and other third parties.

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

As a result of Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, collectively, the ACA, enacted in March 2010, substantial changes have occurred and are expected to continue to occur in the system for paying for health care in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. This comprehensive health care reform legislation also included provisions to control health care costs and improve health care quality. Together with ongoing statutory and budgetary policy developments at a federal level, this health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact our business. Because not all the administrative rules implementing health care reform under the legislation have been finalized, and because of ongoing federal fiscal budgetary pressures not yet resolved for federal health programs, the full impact of the ACA and of further statutory actions to reform healthcare payment on our business is unknown, but there can be no assurances that health care reform legislation will not adversely impact either our operational results or the manner in which we operate our business. Cost of care could be reduced by reducing the level of reimbursement for medical services or products (including those biopharmaceuticals that we intend to produce and market), or by restricting coverage (and, thereby, utilization) of medical services or products. In either case, a reduction in the utilization of, or reimbursement for, our products could have a materially adverse impact on our financial performance.

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

In some countries, particularly European Union countries and Canada, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. To obtain or maintain reimbursement or pricing approval in some countries with respect to any product candidate that achieves regulatory approval, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products upon approval, if at all, is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our prospects for generating revenue, if any, could be adversely affected which would have a material adverse effect on our business and results of operations. Further, if we achieve regulatory approval of any product, we must successfully negotiate product pricing for such product in individual countries. As a result, the pricing of our products, if approved, in different countries may vary widely, thus creating the potential for third-party trade in our products in an attempt to exploit price differences between countries. This third-party trade of our products could undermine our sales in markets with higher prices.

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

On December 31, 2015 the closing price of our common stock was $3.28, as compared to $3.42 and $4.88 as of April 30, 2015 and 2014, respectively.  During the eight months ended December 31, 2015, the lowest closing price for our common stock was $2.88 and the highest closing price was $3.81.  All stock prices are as adjusted for the 1-for-20 reverse stock split effective on May 10, 2013.

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

Historically we have financed our operations through the issuance of equity securities and debt financings, and we expect to continue to do so for the foreseeable future.  As of December 31, 2015, we had $38.2 million of cash and cash equivalents on hand. Based on our current operating plans, we believe our existing cash and cash equivalents are sufficient to continue to fund operations through the calendar year 2017. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of their ownership interests.  Debt financing, if available, may involve restrictive covenants that limit our financial flexibility or otherwise restrict our ability to pursue our business strategies. Additionally, if we issue shares of common stock, or securities convertible or exchangeable for common stock, the market price of our existing common stock may decline. There can be no assurance that we will be successful in obtaining any additional capital resources in a timely manner, on favorable terms, or at all.

We have issued in the past, and may issue in the future, substantial amounts of instruments that are convertible into or exercisable for common stock, and our existing stockholders may face substantial dilution if such instruments are converted or exercised.

As of March 9, 2016, we had outstanding warrants and options, securities purchase agreements, and other instruments that are exercisable into an aggregate of 6,761,175 shares of our common stock, which, if exercised, would represent approximately 24% of our current outstanding common stock.  These instruments carry a wide variety of different terms and prices, and there can be no assurance as to when or whether exercises of these instruments may occur.  If all or any substantial portion of these instruments are exercised, our existing stockholders may face substantial dilution of their ownership interests.

Risks Relating to Employee Matters and Managing Growth

We may need to increase the size of our company, and we may experience difficulties in managing growth.

As of March 9, 2016, we had 10 full-time employees. We may need to expand our managerial, operational, administrative, financial and other resources in order to manage and fund our operations and clinical trials, continue our development activities and commercialize our product candidates. To support this growth, we may hire additional employees within the next 12 months. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and various projects requires that we continue to improve our operational, financial and management controls, reporting systems and procedures.

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

None.

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

ITEM 4— MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Number of Stockholders

Our common stock is listed on the NASDAQ Capital Market under the symbol “TENX.” The following table sets forth, for the periods indicated, the range of high and low sales prices in each fiscal quarter for our common stock, all as adjusted for the 1-for-20 reverse stock split effective on May 10, 2013.

Year-Ended April 30, 2014	High	Low
First Quarter	$5.69	$1.40
Second Quarter	$3.46	$1.19
Third Quarter	$11.40	$3.04
Fourth Quarter	$8.35	$4.46

Year-Ended April 30, 2015	High	Low
First Quarter	$5.18	$3.60
Second Quarter	$4.40	$3.34
Third Quarter	$4.76	$3.01
Fourth Quarter	$3.54	$2.88

Transition Period Ended December 31, 2015	High	Low
First Quarter	$3.88	$3.26
Second Quarter	$3.98	$2.88
Two Month Ended December 31, 2015	$3.40	$2.98

As of March 9, 2016 there were 1,352 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers.  On March 9, 2016, the last sale price reported on the NASDAQ Capital Market for our common stock was $2.07 per share.

Performance Graph

The following graph compares the percentage change in cumulative total return from April 30, 2010 through December 31, 2015 for (i) our common stock (ii) the Nasdaq Composite Index (iii) the Nasdaq Biotechnology Index and (iv) the Standard & Poor’s Global Healthcare Index. All values assume the investment on April 30, 2010 of $100 at the closing price on such date and reinvestment of the full amount of all dividends (to date, we have not declared any dividends). The stock price performance of the following graph is not necessarily indicative of future stock price performance.

This stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, or subject to Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended, except to the extent that we specifically incorporate it by reference into such filing.

Comparison of cumulative total return on investment since April 30, 2010:

$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
4/30/2010
4/30/2011
4/30/2012
4/30/2013
4/30/2014
4/30/2015
12/31/2015
Tenax Therapeutics, Inc.
Nasdaq Composite
Nasdaq Biotechnology
S&P Global Healthcare

	4/30/2010	4/30/2011	4/30/2012	4/30/2013	4/30/2014	4/30/2015	12/31/2015
Tenax Therapeutics, Inc.	$100.00	$35.40	$35.60	$5.00	$4.88	$3.42	$3.28
Nasdaq Composite	100.00	116.75	123.78	135.25	167.18	200.77	203.45
Nasdaq Biotechnology	100.00	117.78	137.44	188.87	252.38	361.71	370.85
S&P Global Healthcare	100.00	116.48	120.12	152.26	181.73	214.33	204.22

Dividend Policy

Since our inception, we have not paid dividends on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Repurchases of Common Stock

None.

Unregistered Sales of Equity Securities

None.

ITEM 6—SELECTED FINANCIAL DATA

The following consolidated financial and operating data set forth below with respect to our consolidated statements of operations and cash flows for Transition Period 2015, fiscal year 2015, fiscal year 2014 and fiscal year 2013, and the consolidated balance sheets as of December 31, 2015, April 30, 2015 and April 30, 2014 are derived from the consolidated financial statements included elsewhere in this report. The consolidated statements of operations and cash flows data for fiscal years 2012 and 2011, and the consolidated balance sheet data as of April 30, 2013, 2012 and 2011 are derived from previously filed consolidated financial statements. The data set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes beginning on page 42 and other financial information included in this report. Our historical results are not necessarily indicative of the results we may achieve in any future period.

	Eight Months Ended December 31,		Fiscal Year Ended April 30,
	2015	2014	2015	2014	2013	2012	2011
		(Unaudited)
Statements of Operations Data:
Total net revenue	$-	$-	$49,286	$158,926	$1,190,928	$363,781	$103,167
Operating loss	(10,425,498)	(8,680,309)	(14,816,743)	(16,611,120)	(5,189,072)	(8,220,197)	(10,562,677)
Net loss	(10,067,964)	(8,217,625)	(14,081,812)	(19,541,839)	(9,415,800)	(15,712,410)	(10,448,296)
Diluted net loss per share (1)	(0.36)	(0.29)	(0.50)	(2.71)	(6.68)	(14.07)	(8.95)
Balance Sheet Data:
Cash, short-term and long-term investments	38,208,001	51,388,762	48,101,534	58,320,555	783,528	1,879,872	951,944
Total assets	72,987,078	87,484,111	82,908,344	93,429,440	3,180,643	4,141,934	2,922,356
Long-term liabilities	7,962,100	7,962,100	7,962,100	7,973,032	3,049,102	1,361,110	4,463,635
Accumulated deficit	(160,735,699)	(144,962,323)	(150,667,735)	(136,585,923)	(117,044,084)	(107,628,284)	(91,915,874)
Total stockholders’ equity (deficit)	60,423,348	76,004,387	70,429,034	82,885,361	(1,778,036)	(346,046)	(3,724,523)
Statements of Cash Flows Data:
Net cash flows from operating activities	(8,950,610)	(6,632,268)	(9,748,794)	(9,261,571)	(4,921,283)	(8,278,366)	(8,403,142)

(1)	Computed as described in Note B to our consolidated financial statements included in this report.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with the Consolidated Financial Statements and the related notes to those statements included in “Item 8 – Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Transition Report on Form 10-KT, our actual results may differ materially from those anticipated in these forward-looking statements.

Change in Fiscal Year

On April 9, 2015, our Board of Directors approved a change in our fiscal year to a fiscal year beginning on January 1 and ending on December 31 of each year, such change beginning as of January 1, 2016.  As a result of this change, financial results for the Transition Period 2015, are compared to the unaudited financial results for the Transition Period 2014.  When financial results for fiscal year 2015 and fiscal year 2014 are compared to the prior year, the results are presented on the basis of our previous fiscal year-end on a twelve month basis.

Results of operations- Comparison of the eight months ended December 31, 2015 and 2014

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the eight months ended December 31, 2015 and 2014, respectively, are as follows:

	Eight months ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2014
Personnel costs	$1,998,627	$1,715,577	$283,050	16%
Legal and professional fees	1,314,303	2,166,977	(852,674)	(39	) %
Other costs	502,345	369,193	133,152	36%
Facilities	102,421	110,011	(7,590)	(7	) %
Depreciation and amortization	22,935	78,084	(55,149)	(71	) %

Personnel costs:

Personnel costs increased approximately $283,000 for the eight months ended December 31, 2015 compared to the same period in the prior year. The increase was due primarily to approximately $400,000 for annual bonuses accrued and the recognition of approximately $98,000 for the vesting of stock options granted during the period, partially offset by a $215,000 accrual for severance payments in the prior year paid to certain employees following the stoppage of the TBI trials.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, recruiting costs and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees decreased approximately $853,000 for the eight months ended December 31, 2015 compared to the same period in the prior year. This decrease was primarily due to a reduction in costs incurred for investor relations services and the vested value of stock option grants to our Board of Directors, partially offset by an increase in legal and consulting fees paid.

●
Costs associated with investor relations and communications decreased approximately $912,000 in the current period. This decrease was due primarily to the recognition of approximately $475,000 for the fair value of warrants issued to a third party investor relations firm during the same period in the prior year as well as a reduction of approximately $437,000 in fees paid in the prior year to third party investor relations firms for providing marketing and corporate communications services to us in the current period.

●
Board of Directors fees decreased in the current period by approximately $64,000. This decrease was due primarily to a reduction in the recognized expense for the vesting of stock options awarded in the current period as compared to the recognized expense for stock options awarded in the same period of the prior year.

●
Consulting costs increased approximately $87,000 due to the costs incurred for market research and commercial development services during the current period that were not incurred during the same period in the prior year.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The approximately $133,000 increase in other costs for the eight months ended December 31, 2015 was due primarily to an approximately $132,000 increase in franchise taxes paid, approximately $20,000 in costs incurred for our sponsorship of the National Sepsis Foundation and approximately $30,000 in legal and proxy-related data services, partially offset by a reductions of approximately $33,000 and $31,000 in travel and employee relocation costs, respectively, as compared to the same period in the prior year.

Facilities:

Facilities include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the eight months ended December 31, 2015 and 2014.

Depreciation and Amortization:

Depreciation and amortization costs decreased approximately $55,000 for the eight months ended December 31, 2015 compared to the same period in the prior year. The decrease in costs was due primarily to amortization costs incurred in the same period of the prior year on our PFC-based intellectual property portfolio that was fully impaired as of April 30, 2015.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the eight months ended December 31, 2015 and 2014, respectively, are as follows:

	Eight months ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2014
Clinical and preclinical development	$5,560,860	$3,820,196	$1,740,664	46%
Consulting	470,335	15,231	455,104	2988%
Personnel costs	427,873	359,129	68,744	19%
Other costs	25,799	45,911	(20,112)	(44	) %

Clinical and preclinical development:

Clinical and preclinical development costs include the costs associated with our Phase III and Phase II clinical trials for levosimendan and Oxycyte. The increase of approximately $1.7 million in clinical and preclinical development costs for the eight months ended December 31, 2015, compared to the same period in the prior year, was primarily due to increased expenditures for CRO costs to manage the Levo-CTS Phase III clinical trial, partially offset by a reduction in costs incurred in the current period for the development and clinical testing of Oxycyte, which development we decided to suspend in the prior year.

Levosimendan

We incurred approximately $5.5 million in research and development costs for levosimendan during the eight months ended December 31, 2015, an increase of approximately $3.1 million compared to the same period in the prior year. The increase in levosimendan development costs is due primarily to the direct costs of our Phase III Levo-CTS clinical trial for LCOS, partially offset by a reduction of approximately $500,000 in costs to support the LeoPARDS trial for septic shock that was conducted during the same period of the prior year. For the eight months ended December 31, 2015, we recorded CRO costs of approximately $5.5 million for the management of the Phase III trial which includes approximately $2.3 million in pass-through site activation and enrolled patient costs, compared to CRO costs of approximately $2.4 million during the same period in the prior year.

Oxycyte

We incurred approximately $25,000 in research and development costs for Oxycyte during the eight months ended December 31, 2015, a decrease of approximately $897,000 compared to the same period in the prior year. The decrease in Oxycyte development costs was due to our decision to suspend development of the Oxycyte product in the prior year and close out all of our sites for the Phase II-B clinical trial for TBI. We do not anticipate any significant additional costs in the future related to this clinical trial or other close-out activities related to the discontinuance of the Oxycyte product development.

Consulting fees:

Consulting fees increased approximately $455,000 for the eight months ended December 31, 2015 compared to the same period in the prior year, primarily due to an increase in fees paid to third party consulting firms for services provided to improve training and communication with active sites in support of our Phase III Levo-CTS clinical trial and to conduct market research for sepsis and cardiac surgery.

Personnel costs:

Personnel costs increased approximately $69,000 for the eight months ended December 31, 2015 compared to the same period in the prior year, primarily due to approximately $75,000 for annual bonuses accrued, partially offset by reduced costs for benefits and payroll taxes paid due to the headcount reductions in positions responsible for the development of our Oxycyte products as compared to the same period in the prior year.

Other costs:

Other costs decreased approximately $20,000 for the eight months ended December 31, 2015 compared to the same period in the prior year. This decrease was due primarily to depreciation of lab equipment and other lab related costs that were written off and disposed of on April 30, 2015.

Interest expense

Interest expense includes the interest payments due under our long-term debt, amortization of debt issuance costs and accretion of discounts recorded against our outstanding convertible notes and noncash interest charges related to our Series A Stock, when it was outstanding. Interest expense and percentage changes for the eight months ended December 31, 2015 and 2014, respectively, are as follows:

	Eight months ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2014
Interest expense	$1,507	$46,736	$(45,229)	(97	) %

During the eight months ended December 31, 2015, interest expense decreased approximately $45,000 compared to the same period in the prior year. The decrease was due primarily to the maturity and settlement of our outstanding convertible notes in June 2014.

Other income and expense

Other income and expense includes non-operating income and expense items not otherwise recorded in our consolidated statement of operations. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, changes in the fair value of financial assets and liabilities, interest income earned and fixed asset disposals. Other income for the eight months ended December 31, 2015 and 2014, respectively, is as follows:

	Eight months ended December 31,		(Increase)/ Decrease
	2015	2014
Other (income) expense, net	$(359,041)	$(509,420)	$150,379

Other income decreased approximately $150,000 for the eight months ended December 31, 2015 compared to the same period in the prior year. This decrease was primarily due to changes in the recognized fair value of our derivative warrant liability during the current period, partially offset by an increase of approximately $71,000 in interest income earned, net of amortization of premiums and market adjustments.

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

Legal and professional fees:

Legal and professional fees increased approximately $460,000 for the year ended April 30, 2015 compared to the year ended April 30, 2014. This increase was primarily due to costs incurred for investor relations services, consulting fees and Board of Directors fees, partially offset by a decrease in legal fees.

-
Costs associated with investor relations and communication increased approximately $636,000 in the year ended April 30, 2015. This increase was due primarily to the issuance of 175,000 warrants with a calculated fair value of approximately $475,000 and an increase of approximately $161,000 in fees paid to outsourced corporate communication firms for investor relations services and website development.

-
Board of Directors fees increased in the year ended April 30, 2015 by approximately $420,000. This increase was due primarily to approximately $280,000 in recognized expense for the vesting of stock options awarded and an increase of approximately $140,000 in fees paid due to the addition of a director and the restructuring of directors’ fees in the year ended April 30, 2015.

-
Consulting costs increased approximately $132,000 in the year ended April 30, 2015 due primarily to fees paid for recruiting firms for placement services and contract labor in the year ended April 30, 2015.

-
Legal, accounting and capital market fees decreased in the year ended April 30, 2015 by approximately $600,000. This decrease was due primarily to a reduction of approximately $530,000 in accounting and legal fees incurred in the year ended April 30, 2014 related to the acquisition of the rights to develop levosimendan and the issuance of our Series C and Series D Preferred Stock and a reduction of approximately $70,000 in fees paid for the listing of additional shares with Nasdaq and SEC filings made during the year ended April 30, 2014.

Personnel costs:

Personnel costs decreased approximately $7.6 million for the year ended April 30, 2015 compared to the prior year. The decrease was due primarily to the recognition of approximately $8.3 million of stock based compensation in the year ended April 30, 2014, partially offset by an increase of approximately $633,000 in salaries and benefits paid during the year ended April 30, 2015.

-
Stock based compensation and the vested value of issued stock options decreased approximately $8.3 million in the year ended April 30, 2015 due primarily to the expense recognition of approximately $8.3 million for the granting and vesting of stock options and restricted stock in the year ended April 30, 2014. These option grants were made pursuant to employment agreements, which were negotiated in connection with our acquisition of a license for levosimendan in November 2013.

-
Salaries and benefits increased approximately $633,000 in the year ended April 30, 2015. This increase was due primarily to full-year salaries paid in the year ended April 30, 2015 to our Chief Executive Officer and the two additional management positions added in connection with our acquisition of certain assets of Phyxius, and approximately $210,000 for severance payments related to the stoppage of Oxycyte development programs.

Other costs:

The approximately $540,000 increase in other costs was due primarily to an increase of approximately $320,000 in franchise tax payments made to North Carolina and Delaware in the year ended April 30, 2015, an increase of approximately $100,000 in banking fees paid to manage our investment portfolio, an increase of approximately $45,000 in travel related costs, an increase of approximately $45,000 in insurance costs related to our Phase III clinical study, and approximately $30,000 in relocation costs paid in the year ended April 30, 2015.

Facilities:

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

Clinical and preclinical development:

The increase of approximately $4.1 million in clinical and preclinical development costs for the year ended April 30, 2015 compared to the year ended April 30, 2014 was primarily due to increased expenditures related to levosimendan and additional costs related to the decision to suspend the development of Oxycyte.

Levosimendan

We incurred approximately $4.5 million in research and development costs for levosimendan in the year ended April 30, 2015, an increase of approximately $4.3 million compared to the year ended April 30, 2014. The increase in levosimendan development costs is due primarily to the direct costs of our Phase III Levo-CTS clinical trial for LCOS. In the year ended April 30, 2015, we recorded clinical trial costs of approximately $4.0 million for the management of the Phase III trial and pass-through site activation and enrolled patient costs. In addition to the costs associated with the Phase III trial, we incurred expenses of approximately $516,000 to support the development of levosimendan for septic shock by providing financial support for the LeoPaRDS trial, which is currently being conducted through the Imperial College of London.

Oxycyte

We incurred approximately $1.5 million in research and development costs for Oxycyte in the year ended April 30, 2015, a decrease of approximately $248,000 compared to year ended April 30, 2014. The decrease in Oxycyte development costs was due primarily to our decision to suspend development of the Oxycyte product in the year ended April 30, 2015 and close out all of our sites for the Phase II-B clinical trial for TBI. We recorded costs of approximately $837,000 for these close-out activities and we do not anticipate any significant additional costs in the future related to this clinical trial.

We incurred approximately $98,000 in preclinical research and development costs, a decrease of approximately $147,000 compared to the year ended April 30, 2014. The decrease in preclinical development costs was due primarily to the completion and preparation of the final study reports for the Army funded safety studies and we do not anticipate any significant additional costs in the future related to these preclinical studies.

We incurred approximately $550,000 in manufacturing and stability costs for Oxycyte in the year ended April 30, 2015. These costs were due primarily to early termination fees for API and clinical drug manufacturing supply agreements due to our decision to suspend the development of Oxycyte, and we do not anticipate any significant additional costs in the future related to the manufacture and stability of Oxycyte.

Personnel costs:

Personnel costs decreased approximately $293,000 for the year ended April 30, 2015 compared to the year ended April 30, 2014 primarily due to headcount reductions in the year ended April 30, 2015, partially offset by the addition of our Chief Medical Officer in the fourth quarter of the year ended April 30, 2015. The headcount reductions were primarily in positions responsible for managing the manufacturing of Oxycyte clinical drug material, the preclinical safety studies for Oxycyte and the Phase II-B clinical trial for TBI.

Consulting fees:

Consulting fees decreased approximately $118,000 for the year ended April 30, 2015 compared to the year ended April 30, 2014 primarily due to approximately $142,000 of fees incurred to plan and prepare for clinical trial expansions and other clinical support activities for Oxycyte in the year ended April 30, 2014, partially offset by an increase of approximately $24,000 of consulting fees associated with levosimendan development in the year ended April 30, 2015.

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

During the year ended April 30, 2015, interest expense decreased approximately $2.2 million compared to the year ended April 30, 2014. The decrease was due primarily to noncash interest charges recorded in the year ended April 30, 2014 related to our convertible notes which matured in the first quarter of the year ended April 30, 2015.

Other income and expense

Other expense for the year ended April 30, 2015 and 2014, respectively, is as follows:

	Year ended April 30,		(Increase)/ Decrease
	2015	2014
Other (income) expense, net	$(784,012)	$718,436	$(1,502,448)

Other income increased approximately $1.5 million for the year ended April 30, 2015 compared to the year ended April 30, 2014. This increase was primarily due to approximately $393,000 in interest income, net of amortization of premiums and market adjustments, and the reduction of the recognized fair value of our derivative warrant liability during the year ended April 30, 2015.

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

Gross profit as a percentage of revenue was (404)% and 53% for year ended April 30, 2014 and 2013, respectively. The decrease for the year ended April 30, 2014, as compared to the year ended April 30, 2013, was due to the write-down of Dermacyte product in the year ended April 30, 2014 that was no longer being marketed for sale.

Government Grant Revenue

Grant Revenue and percentage changes for the years ended April 30, 2014 and 2013, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2013
Government grant revenue	$262,995	$1,141,356	$(878,361)	(77	) %

For the year ended April 30, 2014, we recorded approximately $263,000 in revenue under the grant program as compared to approximately $1.1 million in revenue during the year ended April 30, 2013. In addition to the revenue earned, we recorded approximately $124,000 in deferred revenue associated with the grant. Deferred revenue under the grant represents pass-through costs that have been reimbursed in advance of performing the studies underlying the subcontracts. The decrease in revenue earned under the grant is due primarily to our completion of multiple studies in the year ended April 30, 2013.

Marketing and Sales Expenses

Marketing and sales expenses consisted primarily of personnel-related costs, including salaries, commissions, and the costs of marketing programs aimed at increasing revenue, such as advertising, trade shows, public relations and other market development programs. Marketing and sales expenses and percentage changes for the years ended April 30, 2014 and 2013, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2013
Marketing and sales expense	$102	$108,165	$(108,063)	(100	) %

The decrease in marketing and sales expenses for the year ended April 30, 2014 was driven by the elimination of costs incurred for compensation and direct advertising following the execution of the Dermacyte distribution agreement in the year ended April 30, 2013.

General and Administrative Expenses

General and administrative expenses and percentage changes for the years ended April 30, 2014 and 2013, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2013
Personnel costs	$10,593,234	$1,490,752	$9,102,482	611%
Legal and professional fees	2,556,643	2,005,311	551,332	27%
Other costs	350,855	(206,788)	557,643	270%
Facilities	157,449	167,693	(10,244)	(6	) %
Depreciation and amortization	115,042	111,012	4,030	4%

Personnel costs:

Personnel costs increased approximately $9.1 million for the year ended April 30, 2014 compared to the year ended April 30, 2013. The increase was due primarily to the expense recognition of approximately $8.3 million for the granting and vesting of stock options and restricted stock, an increase of approximately $350,000 in salaries paid due to the addition of our new Chief Executive Officer and two other management positions and approximately $550,000 in performance bonuses paid and accrued for in the year ended April 30, 2014 that were not paid in the year ended April 30, 2013. The personnel costs attributable to Mr. Kelley, Mr. Jebsen, Mr. Randall and Dr. Hay reflect option grants made pursuant to their respective employment agreements, which were negotiated in connection with our acquisition of a license for levosimendan. In addition, Mr. Jebsen was paid a discretionary bonus consisting of $225,000 in cash and 32,143 shares of restricted common stock in recognition of his service as interim Chief Executive Officer from August 2011 through November 2013.

Legal and professional fees:

Legal and professional fees increased approximately $550,000 for the year ended April 30, 2014 compared to the year ended April 30, 2013. This increase was primarily due to costs incurred for investor relations services and audit fees, partially offset by a decrease in legal and recruiting fees.

-
Audit and accounting fees increased approximately $55,000 due to the costs incurred for valuation services related to the Phyxius acquisition and the filing of registration statements in the year ended April 30, 2014.

-	Investor relation fees increased approximately $560,000 for the costs of outsourced corporate communications firms, road shows and attending investor conferences.

-
Legal fees decreased approximately $40,000 due primarily to approximately $285,000 in fees incurred in the year ended April 30, 2013 for litigation defense costs, partially offset by an increase of approximately $245,000 in fees related to the Phyxius acquisition and the filing of registration statements in the year ended April 30, 2014.

-	Recruiting fees decreased approximately $25,000 due to headcount additions in the year ended April 30, 2013.

Other costs:

The approximately $558,000 increase in other costs was due primarily to the reversal of a contingent liability in the year ended April 30, 2013 related to potential liabilities in connection with non-compliance with Section 409A of the Internal Revenue Code.

Facilities:

The approximately $10,000 reduction compared to the prior year was the result of the elimination of allocated costs from the closure of the California lab facility in the prior year.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the years ended April 30, 2014 and 2013.

Research and Development Expenses

Research and development expenses and percentage changes for the years ended April 30, 2014 and 2013, respectively, are as follows:

	Year ended April 30,		Increase/	% Increase/
	2014	2013	(Decrease)	(Decrease)
Clinical and preclinical development	$1,947,461	$1,569,594	$377,867	24%
Personnel costs	818,264	637,685	180,579	28%
Consulting	153,506	117,211	36,295	31%
Depreciation	41,199	42,968	(1,769)	(4	) %
Other costs	26,028	32,652	(6,624)	(20	) %
Facilities	10,263	55,706	(45,443)	(82	) %

Clinical and preclinical development:

Clinical and preclinical development costs include the costs associated with our Phase III and Phase II clinical trials for levosimendan and Oxycyte and development costs for Dermacyte. The increase of approximately $378,000 in clinical and preclinical development costs for the year ended April 30, 2014 compared to the year ended April 30, 2013 was primarily due to increases of $634,000 associated with the Phase II-b trials for Oxycyte and $214,000 in clinical development costs of levosimendan, partially offset by a decrease of $477,000 in costs incurred for preclinical safety studies for Oxycyte.

Personnel costs:

Personnel costs increased approximately $181,000 for the year ended April 30, 2014 compared to the year ended April 30, 2013 primarily due to headcount increases and employee bonuses paid in the year ended April 30, 2014.

Consulting fees:

Consulting fees increased approximately $36,000 for the year ended April 30, 2014 compared to the year ended April 30, 2013 primarily due to approximately $131,000 of fees incurred to plan and prepare for regulatory submissions, clinical trial expansions and other clinical support activities, partially offset by a reduction of approximately $95,000 of consulting fees associated with Oxycyte development.

Depreciation:

Depreciation expense remained relatively consistent for the year ended April 30, 2014 and 2013.

Other costs:

Other costs decreased approximately $7,000 for the year ended April 30, 2014 compared to the year ended April 30, 2013 primarily due to a decrease in expenses associated with travel and supplies.

Facilities:

Facilities expense decreased approximately $45,000 for the year ended April 30, 2014 compared to the year ended April 30, 2013 primarily due to the closure of our California facility.

Restructuring expense

	Year ended April 30,		Increase/	% Increase/
	2014	2013	(Decrease)	(Decrease)
Restructuring expense	$-	$220,715	$(220,715)	—%

During the year ended April 30, 2013, the Company recorded one-time charges of approximately $54,000 for severance and benefits related charges, $135,000 for net future lease obligations and $31,000 for other exit costs related to the closure of our California facility that were not incurred in the year ended April 30, 2014.

Interest expense

Interest expense and percentage changes for the years ended April 30, 2014 and 2013, respectively, are as follows:

	Year ended April 30,		Increase/	% Increase/
	2014	2013	(Decrease)	(Decrease)
Interest expense	$2,212,283	$4,238,456	$(2,026,173)	(48	) %

During the year ended April 30, 2014, interest expense decreased approximately $2.0 million compared to the year ended April 30, 2013. The decrease was due primarily to approximately $1.7 million of noncash interest charges recorded in the year ended April 30, 2013 related to our previously outstanding Series A Stock, and a decrease of approximately $326,000 in interest charges incurred on our convertible notes in the year ended April 30, 2014.

Other income and expense

Other expense for the years ended April 30, 2014 and 2013, respectively, is as follows:

	Year ended April 30,		Increase/
	2014	2013	(Decrease)
Other expense (income), net	$718,436	$(11,683)	$730,119

Other expense increased approximately $730,000 for the year ended April 30, 2014 compared to the year ended April 30, 2013 primarily due to the change in the recognized fair value of our warrant liability in the year ended April 30, 2014.

Liquidity, capital resources and plan of operation

We have incurred losses since our inception and as of December 31, 2015 we had an accumulated deficit of approximately $161 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan for LCOS and other product candidates, and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $20,560,353 and $17,511,176 and working capital of $15,958,723 and $12,993,966 as of December 31, 2015 and April 30, 2015, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

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

Financings

During the years ended April 30, 2015 and 2014, we received approximately $544,000 and $7.1 million and issued 209,230 and 3,161,145 shares of common stock, respectively upon the exercise of our outstanding warrants.  We did not complete any financings during the eight months ended December 31, 2015.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Eight months ended December 31,
	2015	2014
Net cash used in operating activities	$(8,950,610)	$(6,632,268)
Net cash used in investing activities	4,784,732	(40,356,616)
Net cash provided by financing activities	(100,160)	344,654

Net cash used in operating activities.  Net cash used in operating activities was $8.95 million for the eight months ended December 31, 2015 compared to net cash used in operating activities of $6.6 million for the eight months ended December 31, 2014. The increase in cash used for operating activities of $3.3 million was due primarily to cost incurred for the Phase III clinic trials for LCOS, partially offset by a decrease in legal and professional fees paid.

Net cash used in investing activities. Net cash provided by investing activities was $4.8 million for the eight months ended December 31, 2015 compared to net cash used in investing activities of $40.4 million for the eight months ended December 31, 2014. The increase in cash provided by investing activities was due primarily to the sales of marketable securities that were purchased during the prior period.

Net cash provided by financing activities. Net cash used in financing activities was $100,160 for the eight months ended December 31, 2015 compared to net cash provided by financing activities of $344,654 for the eight months ended December 31, 2014. The increase in net cash used in financing activities was due primarily to proceeds received from the exercise of warrants in the prior period.

	Year ended April 30,
	2015	2014
Net cash used in operating activities	$(9,748,794)	$(9,261,571)
Net cash provided by (used in) investing activities	(40,925,860)	(147,038)
Net cash (used in) provided by financing activities	280,590	66,945,636

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

	Year ended April 30,
	2014	2013
Net cash used in operating activities	$(9,261,571)	$(4,921,283)
Net cash provided by (used in) investing activities	(147,038)	(147,987)
Net cash (used in) provided by financing activities	66,945,636	3,972,926

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

Based on our working capital at December 31, 2015 we believe we have sufficient capital on hand to continue to fund operations through the calendar year 2017.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, contingent royalty payments and/or scientific, regulatory or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of December 31, 2015:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$602,713	$74,058	$345,768	$182,887	$-

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Summary of Critical Accounting Policies

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

Impairment Testing—In accordance with GAAP, goodwill impairment testing is performed at the reporting unit level annually, or more frequently if indicated by events or conditions. We performed an evaluation and determined that there is only one reporting unit. In the course of the evaluation of the potential impairment of goodwill, either a qualitative or a quantitative assessment may be performed. If a qualitative evaluation determines that no impairment exists, then no further analysis is performed. If a qualitative evaluation is unable to determine whether impairment has occurred, a quantitative evaluation is performed. The quantitative impairment test first identifies potential impairments by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying amount, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is calculated and an impairment is recorded if the implied fair value is less than the carrying amount. The determination of goodwill impairment is highly subjective. It considers many factors both internal and external and is subject to significant changes from period to period. No goodwill impairment charges have resulted from this analysis for the eight months ended December 31, 2015, or the years ended April 30, 2015 and 2014.

Fair market value accounting (derivative warrant liability)—The most significant estimate that could have a material effect on net (loss) gain is the fair market value accounting for our derivative liability. Our derivative liability consists of free standing warrants that are recorded as liabilities due to the price protection anti-dilution provisions in the event of a subsequent equity sale. As a result, the warrants must be recorded as a liability at fair value. The changes in fair value are posted in other (income) expense. We utilize the Monte Carlo method to estimate the fair value of our warrants. The three most significant factors in the Monte Carlo method are (i) our stock price, (ii) the volatility of our stock price and (iii) the remaining term of the warrants. During the eight months  ending December 31, 2015, a $0.14 decrease in the value of our stock was the primary cause of the $48,105 derivative gain.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued a new accounting standard intended to improve financial reporting about leasing transactions. The new standard will require us to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leased assets. The new standard will also require us to provide enhanced disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from all leases, operating and capital, with lease terms greater than 12 month. The new standard is effective for financial statements beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. See Note I for our current lease commitments. We are currently evaluating the impact that this new standard will have on our financial statements and related disclosures.

In January 2016, the FASB issued a new accounting standard that will enhance our reporting for financial instruments. The new standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier adoption is permitted for interim and annual reporting periods as of the beginning of the fiscal year of adoption. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

In November 2015, the FASB issued a new accounting standard that changes the balance sheet classifications of deferred income taxes. This standard amends existing guidance to require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. It is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We do not expect adoption of this standard will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued a new accounting standard that will change the reporting of debt issuance costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect adoption of this standard will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued a new accounting standard that will require management to assess and evaluate whether conditions or events exist, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements issue date. It is effective for annual periods beginning after December 15, 2016 and for annual and interim periods thereafter; early adoption is permitted. We do not believe the adoption of this new standard to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued a new accounting standard that supersedes nearly all existing revenue recognition guidance under GAAP. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from annual periods beginning after December 15, 2016, to annual periods beginning after December 15, 2017, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and we do not believe adoption of this standard will have a material impact on our consolidated financial statements and related disclosures.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Tenax Therapeutics, Inc. and Subsidiary, formerly, Oxygen Biotherapeutics, Inc. (the “Company”) as of December 31, 2015 and April 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the eight months ended December 31, 2015 and each of the years in the three-year period ended April 30, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A - Controls and Procedures in the Company’s December 31, 2015 Annual Report on Form 10-KT. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and April 30, 2015 and 2014, and the results of its operations and its cash flows for the eight months ended December 31, 2015 and each of the years in the three-year period ended April 30, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note B to the consolidated financial statements, the Company changed their fiscal year to a fiscal year beginning on January 1 and ending on December 31 of each year.

For the period ended December 31, 2015, the Company recognized a net loss of approximately $10.1 million and as of December 31, 2015, the Company had incurred cumulative net losses of approximately $160.7 million. Management’s plans with regard to liquidity and capital resources are described in Note B.

/s/ CHERRY BEKAERT LLP

Raleigh, North Carolina
March 14, 2016

TENAX THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	April 30, 2015	April 30, 2014

ASSETS
Current assets
Cash and cash equivalents	$3,660,453	$7,926,491	$58,320,555
Marketable securities	16,528,494	9,200,082	-
Accounts receivable	49,448	76,475	36,358
Government grant receivable	-	-	29,750
Prepaid expenses	321,958	249,505	401,964
Other current assets	-	58,623	177,406
Total current assets	20,560,353	17,511,176	58,966,033
Marketable securities	18,019,054	30,974,961	-
Property and equipment, net	35,786	50,322	124,374
Debt issuance costs, net	-	-	21,427
Intangible assets, net	22,000,000	22,000,000	22,999,744
Goodwill	11,265,100	11,265,100	11,265,100
Other assets	1,106,785	1,106,785	52,762
Total assets	$72,987,078	$82,908,344	$93,429,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$972,483	$1,183,939	$411,145
Accrued liabilities	3,104,807	2,660,666	858,136
Warrant liabilities	524,340	572,445	954,876
Notes payable, net	-	100,160	346,890
Total current liabilities	4,601,630	4,517,210	2,571,047
Other liabilities	-	-	10,932
Deferred tax liability	7,962,100	7,962,100	7,962,100
Total liabilities	12,563,730	12,479,310	10,544,079

Commitments and contingencies; see Note I
Stockholders' equity
Preferred stock, undesignated, authorized 10,000,000 and 10,000,000 and 9,947,439 shares; respectively, See Note G.	-	-	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 28,119,694 and 28,119,520 and 27,858,000, respectively	2,812	2,812	2,786
Additional paid-in capital	221,285,677	221,067,239	219,468,498
Accumulated other comprehensive (loss) gain	(129,442)	26,718	-
Accumulated deficit	(160,735,699)	(150,667,735)	(136,585,923)
Total stockholders’ equity	60,423,348	70,429,034	82,885,361
Total liabilities and stockholders' equity	$72,987,078	$82,908,344	$93,429,440

The accompanying notes are an integral part of these Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Eight months ended December 31,	Year ended April 30,
	2015	2015	2014	2013

Product revenue	$-	$-	$25,731	$92,683
Cost of sales	-	-	129,800	43,111
Net product revenue	-	-	(104,069)	49,572
Government grant revenue	-	49,286	262,995	1,141,356
Total net revenue	-	49,286	158,926	1,190,928

Operating expenses
General and administrative	3,940,631	7,170,779	13,773,325	3,676,145
Research and development	6,484,867	6,660,387	2,996,721	2,455,816
Restructuring expense	-	-	-	220,715
Loss on impairment of long-lived assets	-	1,034,863	-	27,279
Total operating expenses	10,425,498	14,866,029	16,770,046	6,379,955

Net operating loss	10,425,498	14,816,743	16,611,120	5,189,027

Interest expense	1,507	49,081	2,212,283	4,238,456
Other (income) expense	(359,041)	(784,012)	718,436	(11,683)
Net loss	$10,067,964	$14,081,812	$19,541,839	$9,415,800

Unrealized loss (gain) on marketable securities	156,160	(26,718)	-	-
Total comprehensive loss	$10,224,124	$14,055,094	$19,541,839	$9,415,800

Reconciliation of net loss to net loss attributable to common stockholders
Net loss	$10,067,964	$14,081,812	$19,541,839	$9,415,800
Preferred stock dividend	-	-	5,803,362	958,071
Net loss attributable to common stockholders	$10,067,964	$14,081,812	$25,345,201	$10,373,871

Net loss per share, basic	$(0.36)	$(0.50)	$(2.71)	$(6.29)
Weighted average number of common shares outstanding, basic	28,119,597	28,077,963	9,362,031	1,650,280
Net loss per share, diluted	$(0.36)	$(0.50)	$(2.71)	$(6.68)
Weighted average number of common shares outstanding, diluted	28,119,597	28,077,963	9,362,031	1,759,025

The accompanying notes are an integral part of these Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock			Accumulated other comprehensive gain	Accumulated	Total stockholders'
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	(loss)	deficit	equity

Balance at April 30, 2012	-	$-	1,470,890	$2,942	$107,279,296	$-	$(107,628,284)	$(346,046)
Preferred stock sold, net of offering costs	2,100	1			1,851,149			1,851,150
Common stock issued for convertible preferred stock	(1,113)		400,708	804	4,509,184			4,509,988
Common stock issued as interest on convertible debt			16,524	33	745,175			745,208
Common stock issued as dividend on convertible preferred stock			17,409	32	331,366			331,398
Compensation on options and restricted stock issued			4,465	9	269,522			269,531
Issuance of warrants					656,535			656,535
Exchange of warrants			20,000	40	(380,040)			(380,000)
Fractional shares of common stock due to reverse stock split			82	(3,667)	3,667			-
Net loss							(9,415,800)	(9,415,800)
Balance at April 30, 2013	987	$1	1,930,078	$193	$115,265,854	$-	$(117,044,084)	$(1,778,036)
Preferred stock sold, net of offering costs	5,369	1			4,895,187			4,895,188
Preferred stock issued for convertible debt	4,600	3			4,599,997			4,600,000
Common and preferred stock issued for asset purchase	32,992	3	1,366,844	137	24,046,860			24,047,000
Common stock sold, net of offering costs			10,678,571	1,068	54,907,282			54,908,350
Common stock issued for convertible preferred stock	(43,948)	(8)	9,056,415	906	(898)			-
Common stock issued as interest on convertible debt			4,881	1	220,040			220,041
Common stock issued as dividend on convertible preferred stock			1,407,485	140	(140)			-
Compensation on options and restricted stock issued			50,144	5	8,131,619			8,131,624
Common stock issued for services rendered			198,668	20	499,980			500,000
Exercise of warrants			3,161,145	316	7,135,753			7,136,069
Reclassification of warrants from equity to derivative liability					(233,036)			(233,036)
Fractional shares of common stock due to reverse stock split			3,769					-
Net loss							(19,541,839)	(19,541,839)
Balance at April 30, 2014	-	$-	27,858,000	$2,786	$219,468,498	$-	$(136,585,923)	$82,885,361
Compensation on options and restricted stock issued			29,956	3	465,151			465,154
Common stock issued for services rendered			22,079	2	99,998			100,000
Common stock issued as interest on convertible debt			255	-	11,500			11,500
Issuance of warrants					478,115			478,115
Exercise of warrants			209,230	21	543,977			543,998
Unrealized gain (loss) on marketable securities						26,718	-	26,718
Net loss							(14,081,812)	(14,081,812)
Balance at April 30, 2015	-	$-	28,119,520	$2,812	$221,067,239	$26,718	$(150,667,735)	$70,429,034
Compensation on options and restricted stock issued			174	-	218,438			218,438
Unrealized gain (loss) on marketable securities						(156,160)		(156,160)
Net loss							(10,067,964)	(10,067,964)
Balance at December 31, 2015	-	$-	28,119,694	$2,812	$221,285,677	$(129,442)	$(160,735,699)	$60,423,348

The accompanying notes are an integral part of these Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Eight months ended December 31,	Year ended April 30,
	2015	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,067,964)	$(14,081,812)	$(19,541,839)	$(9,415,800)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	31,224	148,140	150,489	148,804
Interest on debt instruments	-	45,606	2,181,955	4,236,332
Loss on impairment, disposal and write down of long-lived assets	-	1,034,863	-	-
Gain on disposal of property and equipment	-	(6,050)	2,519	35,673
Issuance and vesting of compensatory stock options and warrants	217,736	769,906	8,042,662	84,267
Issuance of common stock as compensation	703	117,295	651,460	185,264
Change in the fair value of warrants	(48,105)	(382,431)	721,840	-
Amortization of premium on marketable securities	669,915	674,378	-	-
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	13,197	(793,148)	519,255	(245,747)
Inventory	-	-	99,204	(20,228)
Accounts payable and accrued liabilities	232,684	2,724,459	(2,089,116)	70,152
Net cash used in operating activities	(8,950,610)	(9,748,794)	(9,261,571)	(4,921,283)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(5,554,385)	(55,142,333)	-	-
Sale of marketable securities	10,355,805	14,319,630	-	-
Purchase of property and equipment	(16,688)	(4,234)	(9,804)	(17,199)
Proceeds from the sale of property and equipment	-	6,500	-	4,064
Capitalization of patent costs and license rights	-	(105,423)	(137,234)	(134,852)
Net cash provided by (used in) investing activities	4,784,732	(40,925,860)	(147,038)	(147,987)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	-	543,998	62,044,419	-
Repurchase of outstanding warrants	-	-	-	(380,000)
Proceeds from issuance of notes payable, net of issuance costs	-	172,025	141,320	102,671
Proceeds for issuance of convertible preferred stock, net of issuance costs	-	-	4,895,188	4,351,150
Payments on notes - short-term	(100,160)	(435,433)	(135,291)	(100,895)
Net cash (used in) provided by financing activities	(100,160)	280,590	66,945,636	3,972,926

Net change in cash and cash equivalents	(4,266,038)	(50,394,064)	57,537,027	(1,096,344)
Cash and cash equivalents, beginning of period	7,926,491	58,320,555	783,528	1,879,872
Cash and cash equivalents, end of period	$3,660,453	$7,926,491	$58,320,555	$783,528

Cash paid for:
Interest	$1,507	$3,475	$30,328	$2,123

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

NOTE B—SUMMARY OF CRITICAL ACCOUNTING POLICIES

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

Cash Concentration Risk

On July 21, 2010, the Wall Street Reform and Consumer Protection Act permanently increased the Federal Deposit Insurance Corporation (the “FDIC”) insurance limits to $250,000 per depositor per insured bank. The Company had cash balances of $7,190,971 and $58,038,597 uninsured by the FDIC as of April 30, 2015 and 2014, respectively.

At December 31, 2015, the Company had $2,908,446 of cash balances uninsured by the FDIC.

Liquidity and Capital Resources

The Company has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. The Company had total current assets of $20,560,353; $17,511,176 and $58,966,033 and working capital of $15,958,723; $12,993,966 and $56,394,986 as of December 31, 2015, April 30, 2015 and April 30, 2014, respectively.

Cash resources, including the fair value of the Company’s available for sale marketable securities as of December 31, 2015 were approximately $38.2 million, compared to approximately $48.1 million as of April 30, 2015, and approximately $58.3 million as of April 30, 2014.

Based on its resources at December 31, 2015, and the current plan of expenditure on continuing development of the Company’s current product candidates, the Company believes that it has sufficient capital to fund its operations through the calendar year 2017. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

	Eight months ended December 31,	Year ended April 30,
	2015	2015	2014	2013
Historical net loss per share:
Numerator
Net loss attributable to common stockholders	$(10,067,964)	$(14,081,812)	$(25,345,201)	$(10,373,871)
Less: Effect of amortization of interest expense on convertible notes	-	-	-	(1,382,537)
Net loss attributable to common stockholders (diluted)	(10,067,964)	(14,081,812)	(25,345,201)	(11,756,408)
Denominator
Weighted-average common shares outstanding	28,119,597	28,077,963	9,362,031	1,650,280
Effect of dilutive securities	-	-	-	108,745
Denominator for diluted net loss per share	28,119,597	28,077,963	9,362,031	1,759,025

Basic net loss per share	$(0.36)	$(0.50)	$(2.71)	$(6.29)
Diluted net loss per share	$(0.36)	$(0.50)	$(2.71)	$(6.68)

The following outstanding options, convertible note shares and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Eight months ended December 31,	Year ended April 30,
	2015	2015	2014	2013

Options to purchase common stock	4,032,698	3,718,298	3,647,858	11,336
Warrants to purchase common stock	2,728,236	2,728,236	2,762,466	759,410
Restricted stock grants	394	90	42,629	1,917
Convertible note shares outstanding	-	-	6,652	98
Convertible preferred shares outstanding	-	-	-	97,400

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued a new accounting standard intended to improve financial reporting about leasing transactions. The new standard will require the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leased assets. The new standard will also require it to provide enhanced disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from all leases, operating and capital, with lease terms greater than 12 month. The new standard is effective for financial statements beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. See Note I for its current lease commitments. The Company is currently evaluating the impact that this new standard will have on our financial statements and related disclosures.

In January 2016, the FASB issued a new accounting standard that will enhance the Company’s reporting for financial instruments. The new standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier adoption is permitted for interim and annual reporting periods as of the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In November 2015, the FASB issued a new accounting standard that changes the balance sheet classifications of deferred income taxes. This standard amends existing guidance to require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. It is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued a new accounting standard that will change the reporting of debt issuance costs. This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued a new accounting standard that will require management to assess and evaluate whether conditions or events exist, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements issue date. It is effective for annual periods beginning after December 15, 2016 and for annual and interim periods thereafter; early adoption is permitted. The Company does not believe the adoption of this new standard to have a material effect on its consolidated financial statements.

In May 2014, the FASB issued a new accounting standard that supersedes nearly all existing revenue recognition guidance under GAAP. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from annual periods beginning after December 15, 2016, to annual periods beginning after December 15, 2017, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and it does not believe adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

Fair Value

The Company determines the fair value of its financial assets and liabilities in accordance with the FASB Accounting Standards Codification (“ASC”) 820 Fair Value Measurements. The Company’s balance sheet includes the following financial instruments: cash and cash equivalents, investments in marketable securities, short-term notes payable, and warrant liabilities. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments.

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

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in other income (expense) in the Consolidated Statements of Operations and Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis.

The Company recognized a loss of $43,871 for the eight months ended December 31, 2015. For the fiscal years ended April 30, 2015, 2014 and 2013, the Company recognized a gain of $1,025, $0 and $0, respectively.

Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At December 31, 2015, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	December 31, 2015
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$34,391,859	$285,132	$3,158	$(132,601)	$34,547,548

The following table summarizes the scheduled maturity for the Company’s investments at December 31, 2015, April 30, 2015 and 2014, respectively:

	December 31, 2015	April 30, 2015	April 30, 2014
Maturing in one year or less	$16,528,494	$9,200,082	$-
Maturing after one year through three years	18,019,054	30,974,961	-
Total investments	$34,547,548	$40,175,043	$-

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

The Monte Carlo model is used for the Series C Warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. This requires Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and fundamental transactions.  The other assumptions used by the Company are summarized in the following table for the Series C Warrants that were outstanding as of December 31, 2015, April 30, 2015 and April 30, 2014:

Series C Warrants	December 31, 2015	April 30, 2015	April 30, 2014
Closing stock price	$3.28	$3.42	$4.88
Expected dividend rate	0%	0%	0%
Expected stock price volatility	84.08%	83.53%	90.32%
Risk-free interest rate	1.44%	1.23%	1.75%
Expected life (years)	3.56	4.23	5.23

As of December 31, 2015, the fair value of the warrant liability was $524,340. The Company recorded a gain of $48,105 for the change in fair value as a component of other expense on the condensed consolidated statement of comprehensive loss for the eight months ended December 31, 2015.

For the fiscal years ended April 30, 2015, 2014 and 2013, the Company recognized a gain of $382,431, a loss of $721,840 and $0, respectively, for the change in fair value as a component of other expense on the consolidated statement of operations.

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants for the eight months ended December 31, 2015 and the years ended April 30, 2015 and 2014 are as follows:

For the year ended December 31, 2015
Balance, at April 30, 2013	$-
Issuance of warrants	233,036
Exercise of warrants	-
Loss included in income from change in fair value of warrants for the period	721,840
Balance, at April 30, 2014	$954,876
Issuance of warrants	-
Exercise of warrants	-
Gain included in income from change in fair value of warrants for the period	(382,431)
Balance, at April 30, 2015	$572,445
Issuance of warrants	-
Exercise of warrants	-
Gain included in income from change in fair value of warrants for the period	(48,105)
Balance, at December 31, 2015	$524,340

As of December 31, 2015, 240,523 Series C Warrants are outstanding.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, April 30, 2015 and April 30, 2014:

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2015	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$3,660,453	$3,660,453	$-	$-
Marketable securities	$16,528,494	$-	$16,528,494	$-

Long-term Assets
Marketable securities	$18,019,054	$-	$18,019,054	$-

Current Liabilities
Warrant liabilities	$524,340	$-	$-	$524,340

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2015	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$7,926,491	$7,926,491	$-	$-
Marketable securities	$9,200,082	$-	$9,200,082	$-

Long-term Assets
Marketable securities	$30,974,961	$-	$30,974,961	$-

Current Liabilities
Warrant liabilities	$572,445	$-	$-	$572,445

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2014	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$58,320,555	$58,320,555	$-	$-

Current Liabilities
Warrant liabilities	$954,876	$-	$-	$954,876

There were no significant transfers between levels during the eight months ended December 31, 2015.

Change in Fiscal Year

On April 9, 2015, the Company’s Board of Directors approved a change in the Company’s fiscal year to a fiscal year beginning on January 1 and ending on December 31 of each year, such change beginning as of January 1, 2016.  Under this change, the Company has filed this transition report on Form 10-KT for the eight-month transition period ended December 31, 2015.

NOTE C—BALANCE SHEET COMPONENTS

Other current assets

Other current assets consist of the following:

	December 31, 2015	April 30, 2015	April 30, 2014
R&D materials	$-	$29,479	$177,406
Other	-	29,144	-
	$-	$58,623	$177,406

Property and equipment, net

Property and equipment consist of the following:

	December 31, 2015	April 30, 2015	April 30, 2014
Laboratory equipment	$514,214	$514,214	$683,632
Computer equipment and software	139,984	123,295	142,380
Office furniture and fixtures	130,192	130,192	130,192
	784,390	767,701	956,204
Less: Accumulated depreciation	(748,604)	(717,379)	(831,830)
	$35,786	$50,322	$124,374

Depreciation and amortization expense was $31,224 for the eight months ended December 31, 2015.

For the fiscal years ended April 30, 2015, 2014 and 2013, depreciation and amortization expense was $77,836, $88,300, and $92,959 respectively.

Accrued liabilities

Accrued liabilities consist of the following:

	December 31, 2015	April 30, 2015	April 30, 2014
Operating costs	$2,559,092	$2,053,597	$76,632
Employee related	545,715	596,137	609,130
Restructuring liability	-	10,932	43,728
Deferred revenue	-	-	124,521
Convertible note interest payable	-	-	4,125
	$3,104,807	$2,660,666	$858,136

Other liabilities

As further discussed in Note H below, following the closing of the Company’s research and development facility in California, the Company entered into a long-term sublease agreement with an unrelated third party covering the vacated space which extends through the termination date. The Company recorded a liability for the remaining lease payments due under its long-term, non-cancelable operating lease for this facility, net of sublease payments, which expired in July 2015. The table below summarizes the net future minimum payments due under this lease agreement.

	December 31, 2015	April 30, 2015	April 30, 2014
Net non-cancelable operating lease obligation	$-	$10,932	$54,660
Less: current portion	-	(10,932)	(43,728)
Long-term portion of net non-cancelable operating lease obligation	$-	$-	$10,932

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

The table below presents unaudited pro forma information as if the Company’s acquisition of Phyxius had occurred at the beginning of the earliest period presented, which was May 1, 2012. The pro forma financial information is not indicative of the results of operations that would have occurred had the transaction been effected on the assumed date or of the results that may occur in the future:

	Year ended April 30,
	2015	2014	2013
Total net revenue	$49,286	$158,926	$1,190,928
Net loss	$14,081,812	$19,975,030	$9,418,395

Net loss attributable to common stockholders	$14,081,812	$25,778,392	$10,376,466

Net loss per share, basic	$(0.50)	$(2.56)	$(3.44)
Weighted average number of common shares outstanding, basic	28,077,963	10,086,186	3,017,124

NOTE E—INTANGIBLE ASSETS

The following table summarizes our intangible assets as of December 31, 2015:

Asset Category	Weighted Average Amortization Period (in Years)	Value Assigned	Accumulated Amortization	Impairments	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	N/A	$22,000,000	$-	$-	$22,000,000
Total		$22,000,000		$-	$22,000,000

The following table summarizes our intangible assets as of April 30, 2015:

Asset Category	Weighted Average Amortization Period (in Years)	Value Assigned	Accumulated Amortization	Impairments	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	N/A	$22,000,000	$-	$-	$22,000,000
Patents	10.3	806,771	(327,476)	(479,295)	-
License Rights	13.6	630,666	(181,484)	(449,182)	-
Trademarks	N/A	106,386		(106,386)	-
Total		$23,543,823		$(1,034,863)	$22,000,000

The following table summarizes our intangible assets as of April 30, 2014:

Asset Category	Weighted Average Amortization Period (in Years)	Value Assigned	Accumulated Amortization	Impairments	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	N/A	$22,000,000	$-	$-	$22,000,000
Patents	10.8	724,067	(289,943)	-	434,124
License Rights	14.6	607,947	(148,713)	-	459,234
Trademarks	N/A	106,386		-	106,386
Total		$23,438,400		$-	$22,999,744

There was no amortization expense for the eight months ended December 31, 2015.

For the fiscal years ended April 30, 2015, 2014, and 2013 the aggregate amortization expense on the above intangibles was $70,304, $62,189 and $55,845, respectively.

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

Patents and License Rights—The Company currently holds, has filed for, or owns exclusive rights to, U.S. and worldwide patents covering 9 various methods and uses of its perfluorocarbon (“PFC”) technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter. For the fiscal years ended April 30, 2015, 2014, and 2013, the Company capitalized patent costs of approximately $105,000, $137,000 and $135,000, respectively.

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

NOTE F—NOTES PAYABLE

The following table summarizes the Company’s outstanding notes payable as of December 31, 2015, April 30, 2015 and April 30, 2014:

	December 31, 2015	April 30, 2015	April 30, 2014
Notes payable, net	$-	$100,160	$63,568
Convertible notes payable	-	-	300,000
Less: Unamortized discount	-	-	(16,678)
Notes payable, net	$-	$100,160	$346,890

Convertible Note

On June 29, 2011, the Company issued a note (the “June Note”) with a principal amount of approximately $300,000 and Warrants to purchase 6,652 shares of common stock. On July 1, 2011, the Company issued a separate note (together with the June Note, the “Notes”) with a principal amount of $4,600,000 and warrants to purchase 101,996 shares of common stock. The aggregate gross proceeds to the Company from the offering were approximately $4.9 million, excluding any proceeds from the exercise of any warrants. The aggregate placement agent fees were $297,000 and legal fees associated with the offering were $88,839. These costs have been capitalized as debt issue costs and will be amortized as interest expense over the life of the Notes. The Company recorded amortization of debt issue costs of $21,427, $128,616 and $128,616 for the years ended April 30, 2015, 2014 and 2013, respectively. All debt issue costs were fully amortized in the first quarter of fiscal year ending April 30, 2015.

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

The Company recorded interest expense of $45,606, $2,181,955 and $2,507,156 for the years ended April 30, 2015, 2014 and 2013, respectively.

The total value allocated to the warrants was $1,960,497 and was recorded as a debt discount against the proceeds of the notes. In addition, the beneficial conversion features related to the Notes were determined to be $2,939,504.  As a result, the aggregate discount on the Notes totaled $4,900,001, and was amortized over the term of the notes. For the fiscal years ended April 30, 2015, 2014, and 2013, the Company recorded interest expense for the amortization of debt discount of $16,678, $483,330 and $1,633,332, respectively.

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

Series E Stock

As further discussed in Note D above, on November 13, 2013 the Company issued 32,992 shares of its Series E Stock, which were convertible into an aggregate of 3,299,200 shares of common stock, as partial consideration to acquire certain assets of Phyxius Pharma, Inc. pursuant to the Asset Purchase Agreement.

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

During the year ended April 30, 2014, all 32,992 shares of Series E Stock were converted into 3,299,200 shares of common stock. As of December 31, 2015, April 30, 2015 and April 30, 2014 there were no shares of Series E Stock outstanding.

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
Until such time that for at least 25 trading days during any 30 consecutive trading days, the volume weighted average price of the Company’s common stock exceeds 250% of the initial conversion price, if the Company sells or grants any option to purchase or sell any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then conversion price, or the Base Conversion Price, then the conversion price shall be reduced to equal the Base Conversion Price.

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

During the year ended April 30, 2014, 4,600 shares of Series D Stock were converted into 2,358,974 shares of common stock and the Company issued 576,084 shares of its common stock in the form of Series D Stock dividends. As of December 31, 2015, April 30, 2015 and April 30, 2014 there were no shares of Series D Stock outstanding.

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
Until such time that for at least 25 trading days during any 30 consecutive trading days, the volume weighted average price of the Company’s common stock exceeds 250% of the initial conversion price, if the Company sells or grants any option to purchase or sell any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then conversion price, or the Base Conversion Price, then the conversion price shall be reduced to equal the Base Conversion Price.

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

During the year ended April 30, 2014, 5,369 shares of Series C Stock were converted into 2,753,327 shares of common stock and the Company issued 831,401 shares of its common stock for the payment of $1,288,560 as dividends on the Series C Stock. As of December 31, 2015, April 30, 2015 and April 30, 2014 there were no shares of Series C Stock outstanding.

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

During the year ended April 30, 2014, 987 shares of Series B Stock were converted into 644,915 shares of common stock. As of December 31, 2015, April 30, 2015 and April 30, 2014 there were no shares of Series B Stock outstanding.

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

During fiscal 2013, the final outstanding shares of Series A Stock were converted into shares of common stock and there were no shares of Series A Stock outstanding as of December 31, 2015, April 30, 2015 and April 30, 2014.

On February 23, 2015, the Company filed certificates of elimination (the “Certificates of Elimination”) with the Secretary of State of Delaware effecting the elimination of the Certificates of Designations with respect to the Series A Stock, Series B-1 Stock, Series B-2 Stock, Series C Stock, Series D Stock and Series E Stock.  No shares of the Preferred Stock were outstanding at the time of the filing of the Certificates of Elimination.  The Certificates of Elimination, which were effective upon filing, canceled the Company’s Series A Stock, Series B-1 Stock, Series B-2 Stock, Series C Stock, Series D Stock and Series E Stock. At the time of filing the Certificates of Elimination, no shares of preferred stock remained outstanding. As of December 31, 2015, 10,000,000 shares of preferred stock are undesignated.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of April 30, 2015 and 2014, there were 28,119,520 and 27,858,000 shares of common stock issued and outstanding.

As of December 31, 2015, there were 28,119,694 shares of common stock issued and outstanding.

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

During the year ended April 30, 2015, the Company received proceeds of $544,000 and issued 209,230 shares of common stock upon the exercise of the Series D warrants. As of December 31, 2015, 2,149,745 Series D Warrants are outstanding.

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

During the year ended April 30, 2014, the Company received cash of approximately $6.5 million and issued 2,512,825 shares of common stock upon the exercise of outstanding Series C Warrants. As of December 31, 2015, 240,523 Series C Warrants are outstanding.

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

As of December 31, 2015, the fair value of the warrant liability was $524,340. The Company recorded a gain of $48,105 for the change in fair value as a component of other expense on the consolidated statement of operations and comprehensive loss for the eight months ended December 31, 2015.

For the fiscal years ended April 30, 2015, 2014 and 2013, the Company recognized a gain of $382,431, a loss of $721,840 and $0, respectively, for the change in fair value as a component of other expense on the consolidated statements of operations and comprehensive loss.

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

During the year ended April 30, 2014, the Company received proceeds of $567,000 and issued 630,000 shares of common stock upon the exercise of the Series B warrants. As of December 31, 2015, there were no Series B warrants outstanding.

As of December 31, 2015, the Company has 2,728,236 warrants outstanding. During the eight months ended December 31, 2015, no warrants were issued, exercised, or cancelled.

The following table summarizes the Company’s warrant activity for the eight months ended December 31, 2015 and the fiscal years ended April 30, 2015, 2014 and 2013:

	Warrants	Weighted Average Exercise Price
Outstanding at April 30, 2012	261,999	$41.60
Issued	658,154	6.69
Exercised	(67,568)	44.40
Forfeited	(93,175)	38.40
Outstanding at April 30, 2013	759,410	$11.00
Issued	5,165,862	2.60
Exercised	(3,161,145)	2.26
Forfeited	(1,661)	126.00
Outstanding at April 30, 2014	2,762,466	$4.28
Issued	175,000	4.00
Exercised	(209,230)	2.60
Outstanding at April 30, 2015	2,728,236	$4.39
Issued	-	-
Exercised	-	-
Outstanding at December 31, 2015	2,728,236	$4.39

During the fiscal years ended April 30, 2015, 2014 and 2013, the Company received approximately $544,000, $7.1 million and $734,000, issuing 209,230; 3,161,145 and 22,688 shares of common stock, respectively upon the exercise of outstanding warrants.

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

In accordance with terms of the Acquisition, the Company issued an aggregate of 3,572,880 stock options with a grant date fair value of $15,818,512, to the Chief Executive Officer, the Chief Financial Officer, the Executive Vice President, Business and Commercial Operations and the Executive Vice President, Regulatory Affairs. These options were issued with a six-year term and subject to multiple performance-based vesting conditions. During the year ended April 30, 2014, the Company recorded approximately $7.9 million of compensation expense for the vested options in its consolidated statements of operations. An additional $7.9 million of compensation expense related to these grants will be recognized as performance vesting conditions are achieved.

On September 15, 2015, the Company’s stockholders approved an additional amendment to the Plan which increased the number of shares of common stock authorized for issuance to a total of 5,000,000 shares, up from 4,000,000 previously authorized.

As of December 31, 2015 the Company had 994,713 shares of common stock available for grant under the Plan.

The following table summarizes the shares available for grant under the Plan for the eight months ended December 31, 2015 and the fiscal years ended April 30, 2015, 2014 and 2013:

Shares Available for Grant
Balances, at April 30, 2012	276,582
Options granted	(1,595)
Options cancelled/forfeited	7,851
Restricted stock granted	(5,318)
Restricted stock cancelled/forfeited	5,206
Balances, at April 30, 2013	282,726
Additional shares reserved	3,600,000
Options granted	(3,637,822)
Options cancelled/forfeited	1,300
Restricted stock granted	(135,662)
Restricted stock cancelled/forfeited	44,866
Balances, at April 30, 2014	155,408
Options granted	(50,225)
Options cancelled/forfeited	4,785
Restricted stock granted	(2,624)
Restricted stock cancelled/forfeited	15,055
Balances, at April 30, 2015	122,399
Additional shares reserved	1,187,192
Options granted	(315,050)
Options cancelled/forfeited	650
Restricted stock granted	(610)
Restricted stock cancelled/forfeited	132
Balances, at December 31, 2015	994,713

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

The following table summarizes the outstanding stock options under the Plan for the eight months ended December 31, 2015 and the fiscal years ended April 30, 2015, 2014 and 2013:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances, at April 30, 2012	17,592	$81.20
Options granted	1,595	$32.60
Options cancelled	(7,851)	$106.40
Balances, at April 30, 2013	11,336	$57.00
Options granted	3,637,822	$5.64
Options cancelled	(1,300)	$43.90
Balances, at April 30, 2014	3,647,858	$5.79
Options granted	50,225	$4.82
Options cancelled	(4,785)	$63.84
Balances, at April 30, 2015	3,693,298	$5.70
Options granted	315,050	$3.25
Options cancelled	(650)	$35.09
Balances at December 31, 2015	4,007,698	$5.50	$27,600	(1)

(1)
Amount represents the difference between the exercise price and $3.28, the closing price of Tenax Therapeutics’ stock on December 31, 2015, as reported on the NASDAQ Capital Market, for all in-the-money options outstanding.

The following table summarizes all options outstanding as of December 31, 2015:

	Options Outstanding at December 31, 2015		Options Exercisable and Vested at December 31, 2015
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price
$3.16 to $4.82	404,938	9.4	89,756	$4.75
$5.65 to $5.65	3,597,880	4.2	1,811,440	$5.65
$14.80 to $57.80	3,793	5.8	3,777	$39.08
$59.40 to $138.00	1,087	3.7	1,087	$106.74
	4,007,698	4.8	1,906,060	$5.73

The following table summarizes options outstanding that have vested and are expected to vest based on options outstanding as of December 31, 2015:

	Number of Option Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life (Years)
Vested	1,906,060	$5.73	$-	4.5
Vested and expected to vest	3,973,026	$5.52	$24,564	4.8

(1)
Amount represents the difference between the exercise price and $3.28, the closing price of Tenax Therapeutics’ stock on December 31, 2015, as reported on the NASDAQ Capital Market, for all in-the-money options outstanding.

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the eight months ended December 31, 2015 and the fiscal years ended April 30, 2015, 2014 and 2013:

	For the eight months ended December 31,	For the year ended April 30
	2015	2015	2014	2013
Risk-free interest rate (weighted average)	1.99%	2.23%	1.80%	1.29%
Expected volatility (weighted average)	85.45%	98.43%	98.20%	79.62%
Expected term (in years)	7	7	6	7
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.

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

Forfeitures
As stock-based compensation expense recognized in the statement of operations for the eight months ended December 31, 2015 and the fiscal years ended April 30, 2015, 2014 and 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

The weighted-average grant-date fair value of options granted during the eight months ended December 31, 2015 was $3.25.

The weighted-average grant-date fair value of options granted during the years ended April 30, 2015, 2014 and 2013 was $4.82, $5.64 and $32.60, respectively.

The Company recorded compensation expense for these stock options grants of $217,736 for the eight months ended December 31, 2015.

As of December 31, 2015, there were unrecognized compensation costs of approximately $587,000 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.6 year. Additionally, there were unrecognized compensation costs of approximately $7.9 million related to non-vested stock option awards subject to performance-based vesting milestones with a weighted average remaining life of 4.3 years. As of December 31, 2015, none of these milestones have been achieved.

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

A summary of the activity and related information for our stock options follows:

	Number of Shares	Weighted Average Exercise Price
Inducement Stock Options outstanding at April 30, 2014	-	$-
Options granted	25,000	3.22
Options exercised	-	-
Options forfeited or expired	-	-
Inducement Stock Options outstanding at April 30, 2015	25,000	3.22
Options granted	-	-
Options exercised	-	-
Options forfeited or expired	-	-
Inducement Stock Options outstanding at December 31, 2015	25,000	3.22
Options exercisable at December 31, 2015	-	$-

Inducement stock option compensation expense was approximately $26,000 for the eight months ended December 31, 2015.

For the years ended April 30, 2015, 2014 and 2013 Inducement stock option compensation expense totaled $9,830, $0 and $0, respectively.

At December 31, 2015, there was $28,300 of remaining unrecognized compensation expense related to the inducement stock options. Inducement stock options outstanding as of December 31, 2015 had a weighted average remaining contractual life of 9.13 years.

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

Restricted Stock Grants

The following table summarizes the outstanding restricted stock under the Plan for the eight months ended December 31, 2015 and the fiscal years ended April 30, 2015, 2014 and 2013:

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at April 30, 2012	1,805	$43.80
Restricted stock granted	5,318	$35.00
Restricted stock vested	(4,465)	$32.60
Restricted stock cancelled	(741)	$36.20
Balances, at April 30, 2013	1,917	$48.40
Restricted stock granted	135,662	$3.00
Restricted stock vested	(50,235)	$2.30
Restricted stock cancelled	(31,503)	$1.67
Restricted stock forfeited	(13,363)	$4.49
Balances, at April 30, 2014	42,478	$6.39
Restricted stock granted	2,624	$4.90
Restricted stock vested	(29,957)	$5.99
Restricted stock cancelled	(15,055)	$6.95
Balances, at April 30, 2015	90	$4.01
Restricted stock granted	610	$3.37
Restricted stock vested	(174)	$3.61
Restricted stock cancelled	(132)	$3.57
Balances, at December 31, 2015	394	$3.34

The Company recorded compensation expense for these restricted stock grants of $1,439 for the eight months ended December 31, 2015.

For the fiscal years ended April 30, 2015, 2014 and 2013, the Company recorded compensation expense for these restricted stock grants of $18,092, $356,639 and $162,991 respectively.

As of December 31, 2015, there were unrecognized compensation costs of approximately $1,000 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period.

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

The following table summarizes the impact of the work force reductions and other associated costs on operating expenses and payments for the eight months ended December 31, 2015, and the liability remaining on the balance sheet as of December 31, 2015.

	Charges Incurred During the eight months ended December 31, 2015	Amounts Paid Through December 31, 2015	Amounts Accrued at December 31, 2015
Future lease obligations, net of sublease revenue	$-	$141,884	$-

The Company recorded all restructuring expenses as operating expenses on the consolidated statement of operations. All restructuring costs were paid by December 31, 2015.

NOTE I—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under an operating lease that includes fixed annual increases and expires in June 2021. Total rent expense was $75,933 for the eight months ended December 31, 2015.

For the fiscal years ended April 30, 2015, 2014 and 2013, total rent expense was $111,171; $107,946 and $151,125, respectively.

The future minimum payments for the long-term, non-cancelable lease are as follows:

Year ending December 31,
2016	$74,058
2017	112,431
2018	115,220
2019	118,117
2020	121,084
2021	61,803
$602,713

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

As of December 31, 2015, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

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

The agreement with VCU also requires the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company must make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments are fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. This fee is recorded as an other current asset and is amortized over the fiscal year.  Amortization expense was $70,000 for each of the years ended April 30, 2015, 2014 and 2013.

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

For the eight months ended December 31, 2015, the Company recorded $57,352 for matching contributions expense.

For the fiscal periods ended April 30, 2015, 2014 and 2013, the Company recorded $82,185, $47,087 and $46,847 respectively, for matching contributions expense.

NOTE K—INCOME TAXES

The Company has not recorded any income tax expense (benefit) for the periods ended December 31, 2015, April 30, 2015 and April 30, 2014 due to its history of net operating losses.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% for the periods ended December 31, 2015, April 30, 2015 and April 30, 2014 is as follows:

	December 31,	April 30,
	2015	2015	2014
U.S. federal taxes (benefit) at statutory rate	$(3,423,108)	$(4,787,816)	$(6,644,225)
State income tax benefit, net of federal benefit	(394,142)	(551,276)	(765,026)
Stock compensation	37,264	4,612	3,099,270
Nondeductible interest	(15,287)	-	827,284
Other permanent differences	-	(140,532)	292,355
Other, including expiration of NOL carryforwards	(72,808)	425,567	53,621
Change in state tax rate	-	-	(8,377)
Change in valuation allowance	3,868,081	5,049,445	3,145,098
	$-	$-	$-

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31,	April 30,
Deferred Tax Assets	2015	2015	2014
Net operating Loss Carryforwards	$39,190,436	$35,404,245	$30,748,100
Accruals and other	691,341	618,400	230,900
Valuation allowance	(39,862,626)	(35,994,545)	(30,945,100)
Net deferred tax assets	19,151	28,100	33,900
Deferred Tax Liabilities
IPR&D	(7,962,100)	(7,962,100)	(7,962,100)
Other liabilities	(19,151)	(28,100)	(33,900)
Net Deferred Tax Liabilities	$(7,962,100)	$(7,962,100)	$(7,962,100)

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time that it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

As of December 31, 2015, the Company had Federal and State net operating loss carryforwards of approximately $105.3 million and $85.1 million available to offset future federal and state taxable income, respectively. The federal and state net operating loss carryforwards begin to expire in 2018 and valuation allowances have been provided.

Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of the net operating losses before utilization.

Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain income tax positions at December 31, 2015.

The Company files U.S. and state income tax returns with varying statutes of limitations. The tax years 2001 and forward remain open to examination due to the carryover of unused net operating losses or tax credits.

NOTE L—TRANSITION PERIOD COMPARATIVE BALANCES

On April 9, 2015, the Company’s Board of Directors approved a change in the Company’s fiscal year to a fiscal year beginning on January 1 and ending on December 31 of each year, such change beginning as of January 1, 2016. In accordance with certain rules promulgated under the Securities Exchange Act of 1934, as amended, the required transition period of May 1, 2015 to December 31, 2015 is included in these financial statements. For comparative purposes, the unaudited consolidated statements of operations and comprehensive loss for the eight months ended December 31, 2014 is as follows:

Eight months ended December 31,
2014
(Unaudited)
Operating expenses
General and administrative	$4,439,842
Research and development	4,240,467
Total operating expenses	8,680,309

Net operating loss	8,680,309

Interest expense	46,736
Other (income) expense	(509,420)
Net loss	$8,217,625

Unrealized loss (gain) on marketable securities	158,775
Total comprehensive loss	$8,376,400

Net loss per share, basic	$(0.29)
Weighted average number of common shares outstanding, basic and diluted	28,057,659

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

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-KT.  Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

From time to time, we may review and make changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal control over financial reporting and which do not have a material effect on our overall internal control over financial reporting.  During the two months ended December 31, 2015, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting can also be circumvented by collusion or improper override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015.  In making its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in its 2013 Internal Control — Integrated Framework.  Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Cherry Bekaert LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Transition Report on Form 10-KT.

ITEM 9B—OTHER INFORMATION

There is no information to report under this item for the quarter ended December 31, 2015.

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 11— EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders.

ITEM 14— PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1) The Consolidated Financial Statements and information listed below are included in this report in Part II, Item 8.

-	Report of Independent Registered Public Accounting Firm.
-	Consolidated Balance Sheets as of December 31, 2015, April 30, 2015 and April 30, 2014.
-	Consolidated Statements of Operations and Comprehensive Loss for the eight months ended December 31, 2015 and each of the three years ended April 30, 2015, April 30, 2014 and April 30, 2013.
-	Consolidated Statements of Stockholders’ Equity for the eight months ended December 31, 2015 and each of the three years ended April 30, 2015, April 30, 2014 and April 30, 2013.
-	Consolidated Statements of Cash Flows for the eight months ended December 31, 2015 and each of the three years ended April 30, 2015, April 30, 2014 and April 30, 2013.
-	Notes to the Consolidated Financial Statements.

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

TENAX THERAPEUTICS, INC.

Date: March 14, 2016	By:	/s/ John P. Kelley
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

Name	Title	Date

/s/ John P. Kelley	Chief Executive Officer and Director	March 14, 2016
John P. Kelley	(Principal Executive Officer)

/s/ Michael B. Jebsen	Chief Financial Officer	March 14, 2016
Michael B. Jebsen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald R. Blanck, DO	Director	March 14, 2016
Ronald R. Blanck, DO

/s/ Gregory Pepin	Director	March 14, 2016
Gregory Pepin

/s/ James Mitchum	Director	March 14, 2016
James Mitchum

/s/ Chris A. Rallis	Director	March 14, 2016
Chris A. Rallis

/s/ Anthony DiTonno	Director	March 14, 2016
Anthony DiTonno

/s/ Gerald Proehl	Director	March 14, 2016
Gerald Proehl

EXHIBIT INDEX

Exhibit No.	Exhibits Required by Item 601 of Regulation S-K

2.1	Agreement and Plan of Merger dated April 28, 2008 (1)

2.2	Asset Purchase Agreement by and between Oxygen Biotherapeutics, Inc., Life Newco, Inc., Phyxius Pharma, Inc., and the stockholders of Phyxius Pharma, Inc. dated October 21, 2013 (33)

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment of the Certificate of Incorporation (14)

3.3	Certificate of Amendment of the Certificate of Incorporation (30)

3.4	Certificate of Amendment of the Certificate of Incorporation (37)

3.5	Third Amended and Restated Bylaws (39)

4.1	Specimen Stock Certificate (19)

10.1	Agreement with Leland C. Clark, Jr., Ph.D. dated November 20, 1992 with amendments, Assignment of Intellectual Property/ Employment (2)

10.2	Agreement between the Registrant and Keith R. Watson, Ph.D. Assignment of Invention (2)

10.3	Children’s Hospital Research Foundation License Agreement dated February 28, 2001 (2)

10.4	Exclusive License Agreement with Virginia Commonwealth University dated May 22, 2008 (9)

10.5	Amendment no. 1 to the Exclusive License Agreement with Virginia Commonwealth University Intellectual Property Foundation (10)

10.6	Amendment no. 2 to the Exclusive License Agreement with Virginia Commonwealth University Intellectual Property Foundation (10)

10.7	Form of Option issued to Executive Officers and Directors (2) +

10.8	Form of Option issued to Employees (2) +

10.9	Form of Inducement Stock Option Award (40) +

10.10	Restricted Stock Award Agreement (22) +

10.11	Form of Warrant issued to Unsecured Note Holders 2006-2007 (3)

10.12	Form of Convertible Note – 2008 (4)

10.13	Form of Warrant issued to Convertible Note Holders (4)

10.14	Form of Purchase Agreement – US Purchase (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.15	Form of Purchase Agreement – Non-US Purchase (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.16	Form of Purchase Agreement – US Note Exchange (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.17	Form of Purchase Agreement – Non-US Note Exchange (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.18	Form of Warrant issued to Financing Consultants (5)

10.19	1999 Amended Stock Plan (amended 2008) (5) +

10.20	Amendment No. 1 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan (38) +

10.21	Amendment No. 2 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan (38) +

10.22	Employment Agreement with John Kelley dated November 13, 2013 (34) +

10.23	First Amendment to Employment Agreement with John Kelley dated June 18, 2015 (36) +

10.24	Amended and Restated Employment Agreement with Michael B. Jebsen dated May 19, 2011 (20) +

10.25	Second Amended and Restated Employment Agreement with Michael Jebsen dated November 13, 2013 (34) +

10.26	First Amendment to Second Amended and Restated Employment Agreement with Michael Jebsen dated June 18, 2015 (36) +

10.27	Form of Indemnification Agreement (20) +

10.28	Description of Non-Employee Director Compensation (25) +

10.29	Description of Non-Employee Director Compensation, effective June 15, 2015 (39) +

10.30	Securities Purchase Agreement (including exhibits) between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio dated June 8, 2009 (6)

10.31	Amendment no. 1 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (11)

10.32	Amendment no. 2 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (12)

10.33	Amendment no. 3 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (23)

10.34	Form of Exchange Agreement dated July 20, 2009 (7)

10.35	Waiver—Convertible Note (10)

10.36	Amendment—Common Stock Purchase Warrant (10)

10.37	Form of Warrant for May 2010 offering (13)

10.38	Form of Subscription Agreement for May 2010 offering (13)

10.39	Warrant issued to Blaise Group International, Inc. (14)

10.40	Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (15)

10.41	Form of Promissory Note under Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (15)

10.42	First Amendment to Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (17)

10.43	Lease Agreement for North Carolina corporate office (18)

10.44	Standard Industrial Lease relating to OBI’s California facility (12)

10.45	Task Order between the Company and NextPharma, dated November 15, 2011 (23)

10.46	Form of Convertible Note for July 2011 offering (included in exhibit 10.48)

10.47	Form of Warrant for July 2011 offering (included in exhibit 10.48)

10.48	Form of Convertible Note and Warrant Purchase Agreement for July 2011 offering (21)

10.49	Placement Agency Agreement, dated December 8, 2011, between Oxygen Biotherapeutics, Inc. and William Blair & Company, L.L.C., as placement agent (24)

10.50	Form of Warrant for December 2011 offering (24)

10.51	Form of Securities Purchase Agreement for December 2011 offering (24)

10.52	Form of Amendment Agreement for December 2011 offering (26)

10.53	Form of Lock-up Agreement for December 2011 offering (24)

10.54	Form of Amendment Agreement for December 2011 offering (27)

10.55	Fluoromed Supply Agreement (28)

10.56	Form of Warrant for February 2013 offering (29)

10.57	Placement Agency Agreement, dated February 22, 2013, between Oxygen Biotherapeutics, Inc. and Ladenburg Thalmann & Co. Inc., as placement agent (29)

10.58	Form of Securities Purchase Agreement for February 2013 offering (29)

10.59	Form of Registration Rights Agreement for February 2013 offering (29)

10.60
Form of Warrant Exchange Agreement, dated February 21, 2013, between Oxygen Biotherapeutics, Inc. and certain institutional investors party to the Securities Purchase Agreement for December 2011 Offering (29)

10.61	License and Supply Agreement dated February 5, 2013, between Oxygen Biotherapeutics, Inc. and Valor SA (38)

10.62	Settlement Agreement, dated March 14, 2013, among Oxygen Biotherapeutics, Inc., Tenor Opportunity Master Fund Ltd., Aria Opportunity Fund, Ltd., and Parsoon Opportunity Fund, Ltd. (38)

10.63	Form of Warrant for Series C 8% Convertible Preferred Stock Offering (31)

10.64	Placement Agency Agreement, dated July 21, 2013, between Oxygen Biotherapeutics, Inc. and Ladenburg Thalmann & Co. Inc., as placement agent (31)

10.65	Form of Securities Purchase Agreement for Series C 8% Convertible Preferred Stock Offering (31)

10.66	Lock-Up Agreement, dated August 16, 2013, between Oxygen Biotherapeutics, Inc. and JPS SPC 3 obo OXBT Fund, SP (32)

10.67	Warrant for Series D 8% Convertible Preferred Stock Offering (32)

10.68	Form of February Warrant Amendment (32)

10.69	Form of July Warrant Amendment (32)

10.70	Form of Securities Purchase Agreement for Series D 8% Convertible Preferred Stock Offering (33)

10.71	License Agreement dated September 20, 2013 by and between Phyxius Pharma, Inc. and Orion Corporation (35)

10.72	Amendment to Common Stock Purchase Agreement (35)

10.73	Sales Agreement dated as of February 23, 2015, between Tenax Therapeutics, Inc. and Cowen and Company, LLC(40)

10.74	First Amendment to Lease Agreement for North Carolina corporate office*

21.1	Subsidiaries of Tenax Therapeutics, Inc.(40)

23.1	Consent of Independent Registered Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on June 30, 2008, and are incorporated herein by this reference.
(2)	These documents were filed as exhibits to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on August 13, 2004, and are incorporated herein by this reference.
(3)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on September 6, 2006, and are incorporated herein by this reference.
(4)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on March 21, 2008, and are incorporated herein by this reference.
(5)	These documents were filed as exhibits to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on August 13, 2008, and are incorporated herein by this reference.
(6)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on June 8, 2009, and is incorporated herein by this reference.
(7)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on July 21, 2009, and is incorporated herein by this reference.
(9)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on September 22, 2008, and is incorporated herein by this reference.
(10)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on March 19, 2010, and are incorporated herein by this reference.
(11)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on September 2, 2009, and is incorporated herein by this reference.
(12)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on April 28, 2010, and are incorporated herein by this reference.
(13)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on May 4, 2010, and are incorporated herein by this reference.
(14)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on November 13, 2009, and are incorporated herein by reference.
(15)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on October 13, 2010, and are incorporated herein by this reference.
(16)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on December 9, 2010, and are incorporated herein by this reference.

(17)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on December 30, 2010, and is incorporated herein by this reference.
(18)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on March 21, 2011, and are incorporated herein by this reference.
(19)	These documents were filed as exhibits to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on July 23, 2010, and are incorporated herein by this reference.
(20)	This document was filed as an exhibit to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on July 15, 2011, and is incorporated herein by this reference.
(21)	This document was filed as an exhibit to the current report on Form 8-K/A filed by Tenax Therapeutics with the SEC on July 1, 2011, and is incorporated herein by this reference.
(22)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on December 15, 2011, and is incorporated herein by this reference.
(23)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on November 16, 2011, and are incorporated herein by this reference.
(24)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on December 9, 2011, and are incorporated herein by this reference.
(25)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on March 15, 2012, and is incorporated herein by this reference.
(26)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on June 15, 2012, and is incorporated herein by this reference.
(27)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on June 15, 2012, and is incorporated herein by reference.
(28)	These documents were filed as exhibits to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on July 25, 2012, and are incorporated herein by this reference.
(29)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on February 25, 2013, and are incorporated herein by this reference.
(30)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on May 15, 2013, and is incorporated herein by this reference.
(31)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on July 25, 2013, and are incorporated herein by reference.
(32)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on August 26, 2013, and are incorporated herein by reference.
(33)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on October 25, 2013, and is incorporated herein by reference.
(34)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on November 19, 2013, and are incorporated herein by reference
(35)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on March 17, 2014, and are incorporated herein by this reference.
(36)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on June 19, 2015, and are incorporated herein by reference.

(37)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on December 15, 2014, and is incorporated herein by this reference.
(38)	These documents were filed as exhibits to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on July 29, 2014, and are incorporated herein by this reference.
(39)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on September 9, 2015, and are incorporated herein by this reference.
(40)	These documents were filed as exhibits to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on July 14, 2015, and are incorporated herein by this reference.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.