Form 10-Q
period 2016-03-31
TENAX THERAPEUTICS, INC.
filed 2016-05-10
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

As of May 6, 2016, the registrant had outstanding 28,119,771 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,262,518	$3,660,453
Marketable securities	12,511,010	16,528,494
Accounts receivable	49,297	49,448
Prepaid expenses	276,810	321,958
Total current assets	16,099,635	20,560,353
Marketable securities	19,034,609	18,019,054
Property and equipment, net	34,033	35,786
Intangible assets, net	22,000,000	22,000,000
Goodwill	11,265,100	11,265,100
Other assets	1,106,785	1,106,785
Total assets	$69,540,162	$72,987,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,121,135	$972,483
Accrued liabilities	3,830,342	3,104,807
Warrant liabilities	293,438	524,340
Total current liabilities	6,244,915	4,601,630
Deferred tax liability	7,962,100	7,962,100
Total liabilities	14,207,015	12,563,730

Commitments and contingencies; see Note 6

Stockholders' equity
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 28,119,771 and 28,119,694, respectively	2,812	2,812
Additional paid-in capital	221,416,901	221,285,677
Accumulated other comprehensive gain/(loss)	10,795	(129,442)
Accumulated deficit	(166,097,361)	(160,735,699)
Total stockholders’ equity	55,333,147	60,423,348
Total liabilities and stockholders' equity	$69,540,162	$72,987,078

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$1,761,696	$1,618,139
Research and development	3,943,634	1,582,737
Total operating expenses	5,705,330	3,200,876

Net operating loss	5,705,330	3,200,876

Interest expense	-	1,823
Other income, net	(343,668)	(263,418)
Net loss	$5,361,662	$2,939,281

Unrealized gain on marketable securities	(140,237)	(177,939)
Total comprehensive loss	$5,221,425	$2,761,342

Net loss per share, basic and diluted	$(0.19)	$(0.10)
Weighted average number of common shares outstanding, basic and diluted	28,119,747	28,119,410

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,361,662)	$(2,939,281)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,638	35,558
Issuance and vesting of compensatory stock options and warrants	130,911	76,140
Issuance of common stock as compensation	313	454
Change in the fair value of warrants	(230,902)	(136,377)
Amortization of premium on marketable securities	217,350	190,578
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	45,299	(13,121)
Accounts payable and accrued liabilities	1,874,187	243,292
Net cash used in operating activities	(3,319,866)	(2,542,757)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(3,198,833)	(7,850,298)
Sale of marketable securities	6,123,648	9,535,326
Purchase of property and equipment	(2,884)	-
Capitalization of patent costs and license rights	-	(15,187)
Net cash provided by investing activities	2,921,931	1,669,841

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes - short-term	-	(46,956)
Net cash used in financing activities	-	(46,956)

Net change in cash and cash equivalents	(397,935)	(919,872)
Cash and cash equivalents, beginning of period	3,660,453	11,676,325
Cash and cash equivalents, end of period	$3,262,518	$10,756,453

Cash paid for:
Interest	$-	$1,823

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at December 31, 2015 has been derived from the Company’s audited consolidated financial statements included in its transition report on Form 10-KT for the transition period ended December 31, 2015. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. Operating results for the three month period ended March 31, 2016 is not necessarily indicative of results for the full year or any other future periods. As such, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s transition report on Form 10-KT for the transition period ended December 31, 2015.

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

Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value.  There was no impairment to goodwill recognized during the three months ended March 31, 2016.

Liquidity and Management’s Plan

At March 31, 2016, the Company had cash and cash equivalents, including the fair value of its marketable securities, of approximately $34.8 million. The Company used $3.3 million of cash for operating activities during the three months ended March 31, 2016 and had stockholders’ equity of $55.3 million, versus $60.4 million at December 31, 2015. The Company expects that it has sufficient cash to manage the business through calendar year 2017, although this assumes that the Company does not accelerate the development of other opportunities that are available to the Company or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements.

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

	Three months ended March 31,
	2016	2015

Options to purchase common stock	4,032,698	3,693,407
Warrants to purchase common stock	2,728,236	2,728,236
Restricted stock	241	256

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued a new accounting standard intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance includes provisions to reduce the complexity related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. The new standard is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that this new standard will have on its condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued a new accounting standard that supersedes nearly all existing revenue recognition guidance under GAAP. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued a new standard to clarify the implementation guidance on principal versus agent considerations, and in April 2016, the FASB issued a new standard to clarify the implementation guidance on identifying performance obligations and licensing. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from annual periods beginning after December 15, 2016, to annual periods beginning after December 15, 2017, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and it does not believe adoption of this standard will have a material impact on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB, issued a new accounting standard intended to improve financial reporting regarding leasing transactions. The new standard will require the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leased assets. The new standard will also require it to provide enhanced disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from all leases, operating and capital, with lease terms greater than 12 month. The new standard is effective for financial statements beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that this new standard will have on its financial statements and related disclosures.

In January 2016, the FASB issued a new accounting standard that will enhance the Company’s reporting for financial instruments. The new standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier adoption is permitted for interim and annual reporting periods as of the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its condensed consolidated financial statements.

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

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Condensed Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At March 31, 2016, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	March 31, 2016
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$31,286,754	$248,070	$42,587	$(31,792)	$31,545,619

The following table summarizes the scheduled maturity for the Company’s investments at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Maturing in one year or less	$12,511,010	$16,528,494
Maturing after one year through three years	19,034,609	18,019,054
Total investments	$31,545,619	$34,547,548

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

The Monte Carlo model is used for the Series C Warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. This requires Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and fundamental transactions.  The other assumptions used by the Company are summarized in the following table for the Series C Warrants that were outstanding as of March 31, 2016 and December 31, 2015

Series C Warrants	March 31, 2016	December 31, 2015
Closing stock price	$2.05	$3.28
Expected dividend rate	0%	0%
Expected stock price volatility	88.68%	84.08%
Risk-free interest rate	0.92%	1.44%
Expected life (years)	3.31	3.56

As of March 31, 2016, the fair value of the warrant liability was $293,438. The Company recorded a gain of $230,902 for the change in fair value as a component of other income on the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2016.

As of March 31, 2016, there were 240,523 Series C Warrants outstanding.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

		Fair Value Measurements at Reporting Date Using
	Balance as of March 31, 2016	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$3,262,518	$3,262,518	$-	$-
Marketable securities	$12,511,010	$-	$12,511,010	$-

Long-term Assets
Marketable securities	$19,034,609	$-	$19,034,609	$-

Current Liabilities
Warrant liabilities	$293,438	$-	$-	$293,438

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2015	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$3,660,453	$3,660,453	$-	$-
Marketable securities	$16,528,494	$-	$16,528,494	$-

Long-term Assets
Marketable securities	$18,019,054	$-	$18,019,054	$-

Current Liabilities
Warrant liabilities	$524,340	$-	$-	$524,340

There were no significant transfers between levels in the three months ended March 31, 2016.

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Laboratory equipment	$514,214	$514,214
Computer equipment and software	142,868	139,984
Office furniture and fixtures	130,192	130,192
	787,274	784,390
Less: Accumulated depreciation	(753,241)	(748,604)
	$34,033	$35,786

Depreciation expense was approximately $5,000 and $17,000 for the three months ended March 31, 2016 and 2015, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Operating costs	$3,753,623	$2,559,092
Employee related	76,719	545,715
	$3,830,342	$3,104,807

NOTE 5. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of March 31, 2016 and December 31, 2015:

Asset Category	Weighted Average Amortization Period (in Years)	Value Assigned	Accumulated Amortization	Impairments	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	N/A	22,000,000	-	-	22,000,000
Total		$22,000,000		$-	$22,000,000

The aggregate amortization expense on the above intangibles was $0 and $18,426, for the three months ended March 31, 2016 and 2015, respectively.

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

Patents and License Rights

The Company currently holds, has filed for, or owns exclusive rights to, U.S. and worldwide patents covering 9 various methods and uses of its perfluorocarbon (“PFC”) technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter. The Company capitalized patent costs of approximately $0 and $15,000, for the three months ended March 31, 2016 and 2015, respectively.

During the quarter ending April 30, 2015, the Company completed its annual impairment test of its patents and license rights. The Company wrote-off approximately $929,000 of capitalized costs for patent applications that were withdrawn or abandoned during the prior fiscal year ended April 30, 2015. These asset impairment charges primarily related to the Company’s PFC formulations which were determined not to be a core component of the Company’s development strategy.

Trademarks

The Company currently holds, or has filed for, trademarks to protect the use of names and descriptions of its products and technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its trademark applications. These trademarks are evaluated annually for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. The Company evaluates (i) its expected use of the underlying asset, (ii) any laws, regulations, or contracts that may limit the useful life, (iii) the effects of obsolescence, demand, competition, and stability of the industry, and (iv) the level of costs to be incurred to commercialize the underlying asset. The Company did not capitalize any trademark costs for the three months ended March 31, 2016 and 2015.

The Company wrote-off trademark costs of approximately $106,000 for the prior fiscal year ended April 30, 2015. These asset impairment charges primarily related to the Company’s PFC formulations which were determined not to be a core component of the Company’s development strategy.

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

As of March 31, 2016, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

Agreement with Virginia Commonwealth University

In May 2008 the Company entered into a license agreement with Virginia Commonwealth University (“VCU”) whereby it obtained a worldwide, exclusive license to valid claims under three of VCU's patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license included the right to sub-license to third parties. The term of the agreement was the life of the patents covered by the patent applications unless the Company elected to terminate the agreement prior to patent expiration.  Under the agreement the Company had an obligation to diligently pursue product development and pursue, at its own expense, prosecution of the patent applications covered by the agreement. As part of the agreement, the Company was required to pay to VCU non-refundable payments upon achieving development and regulatory milestones. Prior to termination of the license agreement, as discussed below, the Company had not met any of the developmental milestones.

The agreement with VCU also required the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company was required make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments were fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. In the prior year, this fee was recorded as an other current asset and was amortized over the fiscal year. Amortization expense was $0 and $17,500 for the three months ended March 31, 2015 and 2016, respectively.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s Certificate of Incorporation, the Board of Directors is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. As of March 31, 2016, no shares of preferred stock are designated, issued or outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of March 31, 2016, there were 28,119,771 shares of common stock issued and outstanding.

Warrants

As of March 31, 2016, the Company has 2,728,236 warrants outstanding. During the three months ended March 31, 2016, no warrants were issued, exercised, or cancelled.

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “Plan”). Under the Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. On March 13, 2014, the Company’s stockholders approved an amendment to the Plan which increased the number of shares of common stock authorized for issuance to a total of 4,000,000 shares, up from 300,000 previously authorized. On September 15, 2015, the Company’s stockholders approved an additional amendment to the Plan which increased the number of shares of common stock authorized for issuance to a total of 5,000,000 shares, up from 4,000,000 previously authorized. As of March 31, 2016 the Company had 994,789 shares of common stock available for grant under the Plan.

The following table summarizes the shares available for grant under the Plan for the three months ended March 31, 2016:

Shares Available for Grant
Balances, at December 31, 2015	994,713
Restricted stock cancelled/forfeited	76
Balances, at March 31, 2016	994,789

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

The following table summarizes the outstanding stock options under the Plan for the three months ended March 31, 2016:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2015	4,007,698	$5.50
Options granted	-	$-
Options cancelled	-	$-
Balances, at March 31, 2016	4,007,698	$5.50

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $124,656 for the three months ended March 31, 2016.

As of March 31, 2016, there were unrecognized compensation costs of approximately $440,037 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.3 years. Additionally, there were unrecognized compensation costs of approximately $7.9 million related to non-vested stock option awards subject to performance-based vesting milestones with a weighted average remaining life of 4.0 years. As of March 31, 2016, none of these milestones have been achieved.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the three months ended March 31, 2016 and 2015:

	For the three ended March 31,
	2016	2015
Risk-free interest rate (weighted average)	—%	1.92%
Expected volatility (weighted average)	—%	93.83%
Expected term (in years)	—	7
Expected dividend yield	—%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.

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

Forfeitures
Stock compensation expense recognized in the statements of operations for the three months ended March 31, 2016 and 2015 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Inducement Stock Options

On February 15, 2015, an employment inducement stock option award for 25,000 shares of common stock was made to the Company’s chief medical officer. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by NASDAQ Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest over a three year period, with one-third vesting per year, beginning one year from the grant date. The options have a 10-year term and an exercise price of $3.22 per share, the February 13, 2015 closing price of the Company’s common stock.

Inducement stock option compensation expense totaled $6,255 and $3,277 for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, there was $22,045 of remaining unrecognized compensation expense related to the inducement stock options. Inducement stock options outstanding as of March 31, 2016 had a weighted average remaining contractual life of 8.88 years.

The estimated weighted average fair value per inducement option share granted was $2.57 in 2015 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: weighted average risk-free interest rate of 1.84%, dividend yield of 0%, volatility factor for the Company’s common stock of 93.90% and a weighted average expected life of 7 years for inducement options not forfeited.

Restricted Stock Grants

The following table summarizes the restricted stock grants under the Plan for the three months ended March 31, 2016.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at December 31, 2015	394	$3.34
Restricted stock vested	(77)	$3.36
Restricted stock cancelled	(76)	$3.38
Balances, at March 31, 2016	241	$3.32

The Company recorded compensation expense for these restricted stock grants of $514 for the three months ended March 31, 2016.

As of March 31, 2016, there were unrecognized compensation costs of approximately $464 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period of 0.8 years.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Transition Report on Form 10-KT, and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Transition Report on Form 10-KT for the transition period ended December 31, 2015.

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

First Quarter 2016 Highlights

The following summarizes certain key financial measures for the three months ended March 31, 2016:

●	Cash and cash equivalents, including the fair-value of our marketable securities, were $34.8 million at March 31, 2016.

●	Our loss from operations was $5.7 million for the first quarter of fiscal 2016 compared to $3.2 million for the three months ended March 31, 2015.

●	Net cash used in operating activities was $3.3 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively.

Consistent with our strategy as of May 6, 2016, (i) we have activated 63 active sites in the U.S. and Canada enrolling patients in our Phase III LCOS clinical trial, (ii) we have enrolled 599 patients of the planned 760 patients in our Phase III LCOS clinical trial, and (iii) the Imperial College London has completed enrollment of the planned 516 patients in the ongoing Phase II-B Levosimendan for the Prevention of Acute oRgan Dysfunction in Sepsis (LeoPARDS) clinical trial.

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

The Phase III trial is being conducted in approximately 60 targeted major cardiac surgery centers in North America.  The trial is enrolling patients undergoing coronary artery bypass graphs ("CABG") and/or mitral valve surgery, CABG and aortic valve surgery who are at risk for developing LCOS.  The trial is a double blind, randomized, placebo controlled study designed to enroll 760 patients. We enrolled our first patient on September 18, 2014, and we anticipate enrollment will continue through the end of calendar year 2016.

As we focus on the development of our existing products and product candidates, we also continue to position ourselves to execute upon licensing and other partnering opportunities. In order to do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our collaborative research development and partner relationships.

During the remainder of calendar year 2016 and into calendar year 2017, we are focused on the following four key initiatives:

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

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes in critical accounting policies, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Accounting Policies” in our Transition Report on Form 10-KT for the transition period ended December 31, 2015.

Financial Overview

Results of Operations- Comparison of the Three Months Ended March 31, 2016 and 2015

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended March 31, 2016 and 2015, respectively, are as follows:

	Three months ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2016	2015
Personnel costs	$713,335	$574,623	$138,712	24%
Legal and professional fees	667,364	592,602	74,762	13%
Other costs	341,613	385,581	(43,968)	(11	) %
Facilities	36,436	37,819	(1,383)	(4	) %
Depreciation and amortization	2,948	27,514	(24,566)	(89	) %

Personnel costs:

Personnel costs increased approximately $139,000 for the three months ended March 31, 2016 compared to the same period in the prior year. This increase was due primarily to the recognized expense for the vesting of outstanding stock options and an overall increase in employee salaries and benefits paid as compared to the same period of the prior year.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, consulting fees, recruiting costs and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees increased approximately $75,000 for the three months ended March 31, 2016 compared to the same period in the prior year. This increase was due primarily to increases in costs incurred for auditing and consulting fees, partially offset by a reduction in costs incurred for investor relations services and the vested value of stock option grants to our Board of Directors.

-
Audit and accounting fees increased approximately $88,000 in the current period. This increase was due primarily to the costs incurred for the change in our fiscal year, which necessitated the filing of our audited transitional financial statements which were not incurred in the same period of the prior year.

-
Consulting costs increased approximately $107,000 in the current period. This increase was due to the fees paid to third-party firms for pre-launch commercialization preparations for LCOS, nationwide registrations for drug distribution and market analysis and research for septic shock.

-
Costs associated with investor relations and communication decreased approximately $89,000 in the current period. This decrease was due primarily to fees paid in the prior year to a third party investor relations firm that is no longer providing marketing and corporate communications services to us in the current period.

-
Board of Directors fees decreased in the current period by approximately $18,000. This decrease was due primarily to a reduction in the recognized expense for the vesting of stock options awarded in the current period as compared to the recognized expense for stock options awarded in the same period of the prior year.

-	Legal fees and capital market expenses decreased slightly, resulting in an overall decrease of approximately $12,000 in the current period as compared to the same period of the prior year.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The approximately $44,000 decrease in other costs for the three months ended March 31, 2016 was due primarily to an approximately $81,000 decrease in franchise taxes paid partially offset by approximately $20,000 in costs incurred for our sponsorship of the National Sepsis Foundation and an increase of approximately $10,000 in insurance premiums paid as compared to the same period in the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the three months ended March 31, 2016 and 2015.

Depreciation and Amortization:

Depreciation and amortization costs decreased approximately $25,000 for the three months ended March 31, 2016 compared to the same period in the prior year. The decrease in costs was due primarily to amortization costs incurred in the same period of the prior year on our PFC-based intellectual property portfolio that was fully impaired as of April 30, 2015.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended March 31, 2016 and 2015, respectively, are as follows:

	Three months ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2016	2015
Clinical and preclinical development	$3,534,718	$1,444,288	$2,090,430	145%
Consulting	256,304	13,215	243,089	1839%
Personnel costs	140,503	111,751	28,752	26%
Other costs	12,109	13,483	(1,374)	(10	) %

Clinical and preclinical development:

Clinical and preclinical development costs include, primarily, the costs associated with our Phase III clinical trial for levosimendan and, in previous years, a Phase II clinical trial and preclinical trials for Oxycyte. The increase of approximately $2.1 million in clinical and preclinical development costs for the three months ended March 31, 2016, compared to the same period in the prior year, was primarily due to increased expenditures for CRO costs to manage the Levo-CTS Phase III clinical trial, partially offset by a reduction in costs incurred in the current period for the development and clinical testing of Oxycyte, which development we decided to suspend in the prior year.

Levosimendan

We incurred approximately $3.5 million in research and development costs for levosimendan during the three months ended March 31, 2016, an increase of approximately $2.4 million compared to the same period in the prior year. The increase in levosimendan development costs is due primarily to the direct costs of our Phase III Levo-CTS clinical trial for LCOS. For the three months ended March 31, 2016, we recorded CRO costs of approximately $3.5 million for the management of the Phase III trial which includes approximately $1.6 million in pass-through site activation and enrolled patient costs, compared to CRO costs of approximately $1.1 million during the same period in the prior year.

Oxycyte

We incurred approximately $4,000 in research and development costs for Oxycyte during the three months ended March 31, 2016, a decrease of approximately $317,000 compared to the same period in the prior year. The decrease in Oxycyte development costs was due to our decision to suspend development of the Oxycyte product in September 2014 and close out all of our sites for the Phase II-B clinical trial for TBI. We do not anticipate any significant additional costs in the future related to this clinical trial or other close-out activities related to the discontinuance of the Oxycyte product development.

Personnel costs:

Personnel costs increased approximately $29,000 for the three months ended March 31, 2016 compared to the same period in the prior year, primarily due to increased costs for salaries and benefits paid in the current period.

Consulting fees:

Consulting fees increased approximately $243,000 for the three months ended March 31, 2016 compared to the same period in the prior year, primarily due to an increase in fees paid to a third party consulting firm for services provided to improve training and communication with active sites in support of our Phase III Levo-CTS clinical trial as well as fees paid for pharmacokinetic study analysis and LCOS and septic shock cost and incidence studies.

Other costs:

Other costs remained relatively consistent for the three months ended March 31, 2016 and 2015.

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

Other income and expense

Other income and expense includes non-operating income and expense items not otherwise recorded in our condensed consolidated statement of comprehensive loss. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the three months ended March 31, 2016 and 2015, respectively, is as follows:

	Three months ended March 31,		(Increase)/ Decrease	% Increase/ (Decrease)
	2016	2015
Other income, net	$(343,668)	$(263,418)	$(80,250)	30%

Other income increased approximately $80,000 for the three months ended March 31, 2016 compared to the same period in the prior year. This increase is due to primarily to change in fair value of our Series C warrant derivative liability in the current period.

During the three months ended March 31, 2016, we recorded a derivative gain of approximately $231,000 which compared to a derivative loss of approximately $136,000 for the same period in the prior year. These charges to income are derived from the free standing Series C warrants which are measured at their fair market value each period using the Monte Carlo simulation model.

During the three months ended March 31, 2016, we recorded interest income of approximately $113,000 from our investments in marketable securities. This income is derived from approximately $314,000 in bond interest paid, partially offset by approximately $198,000 in charges for amortization of premiums paid and fair-value adjustments measured each period, which compares to approximately $314,000 in bond interest paid, partially offset by approximately $190,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of March 31, 2016 we had an accumulated deficit of $166 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan and other product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $16,099,635 and $20,560,353 of total current assets and working capital of $9,854,720 and $15,958,723 as of March 31, 2016 and December 31, 2015, respectively. Based on our working capital and the value of our investments in marketable securities at March 31, 2016, we believe we have sufficient capital to fund our operations through calendar year 2017.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Net cash used in operating activities	$(3,319,866)	$(2,542,757)
Net cash provided by investing activities	2,921,931	1,669,841
Net cash used in financing activities	-	(46,956)

Net cash used in operating activities.  Net cash used in operating activities was approximately $3.3 million for the three months ended March 31, 2016 compared to net cash used in operating activities of approximately $2.5 million for the three months ended March 31, 2015. The increase in cash used for operating activities was due primarily to an increase in our costs incurred for the Phase III clinical trial for levosimendan.

Net cash provided by investing activities. Net cash provided by investing activities was approximately $2.9 million for the three months ended March 31, 2016 compared to approximately $1.7 million for the three months ended March 31, 2015. The increase in cash provided by investing activities was primarily due the sale of marketable securities in the current period.

Net cash used in financing activities. Net cash used in financing activities was $0 for the three months ended March 31, 2016 compared to approximately $47,000 for the three months ended March 31, 2015. The decrease was due primarily to the payment of a short term note during the three months ended March 31, 2015.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Significant Accounting Policies” contained in our Transition Report on Form 10-KT for the transition period ended December 31, 2015. There have not been material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued a new accounting standard intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance includes provisions to reduce the complexity related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. The new standard is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact that this new standard will have on our condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued a new accounting standard that supersedes nearly all existing revenue recognition guidance under GAAP. The new standard is principles-based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In March 2016, the FASB issued a new standard to clarify the implementation guidance on principal versus agent considerations, and in April 2016, the FASB issued a new standard to clarify the implementation guidance on identifying performance obligations and licensing. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from annual periods beginning after December 15, 2016, to annual periods beginning after December 15, 2017, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and we do not believe adoption of this standard will have a material impact on our condensed consolidated financial statements and related disclosures.

In February 2016, the FASB, issued a new accounting standard intended to improve financial reporting regarding leasing transactions. The new standard will require the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leased assets. The new standard will also require it to provide enhanced disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from all leases, operating and capital, with lease terms greater than 12 month. The new standard is effective for financial statements beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact that this new standard will have on our financial statements and related disclosures.

In January 2016, the FASB issued a new accounting standard that will enhance the Company’s reporting for financial instruments. The new standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier adoption is permitted for interim and annual reporting periods as of the beginning of the fiscal year of adoption. We do not believe the adoption of this standard will have a material impact on our condensed consolidated financial statements.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our transition report on Form 10-KT for the transition period ended December 31, 2015.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our transition report on Form 10-KT for the transition period ended December 31, 2015.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.   RISK FACTORS

The risks we face have not materially changed from those disclosed in our Transition Report on Form 10-KT for the transition period ended December 31, 2015.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

The following table lists all repurchases during the first quarter of fiscal 2016 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Januray 1, 2016 - January 31, 2016	52	$2.65	-	$-
February 1, 2016 - February 29, 2016	-	$-	-	$-
March 1, 2016 - March 31, 2016	-	$-	-	$-
Total	52	$2.65	-	$-

(1)	Represents shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

(2)	Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

ITEM 6.   EXHIBITS

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report on Form 10-Q, and such exhibit index is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENAX THERAPEUTICS, INC.

Date: May 10, 2016	By:	/s/ Michael B. Jebsen
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
* Filed herewith