Form 10-Q
period 2016-09-30
TENAX THERAPEUTICS, INC.
filed 2016-11-09
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐     No  ☑
As of November 7, 2016, the registrant had outstanding 28,119,934 shares of Common Stock.

PART I - FINANCIAL INFORMATION
ITEM 1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$722,152	$3,660,453
Marketable securities	6,756,130	16,528,494
Accounts receivable	72,600	49,448
Prepaid expenses	116,201	321,958
Total current assets	7,667,083	20,560,353
Marketable securities	17,649,434	18,019,054
Property and equipment, net	23,526	35,786
Intangible assets, net	22,000,000	22,000,000
Goodwill	11,265,100	11,265,100
Other assets	1,106,785	1,106,785
Total assets	$59,711,928	$72,987,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,392,573	$972,483
Accrued liabilities	3,354,180	3,104,807
Warrant liabilities	310,275	524,340
Total current liabilities	5,057,028	4,601,630
Deferred tax liability	7,962,100	7,962,100
Total liabilities	13,019,128	12,563,730

Commitments and contingencies; see Note 6

Stockholders' equity
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 28,119,934 and 28,119,694, respectively	2,812	2,812
Additional paid-in capital	221,652,664	221,285,677
Accumulated other comprehensive gain/(loss)	49,543	(129,442)
Accumulated deficit	(175,012,219)	(160,735,699)
Total stockholders’ equity	46,692,800	60,423,348
Total liabilities and stockholders' equity	$59,711,928	$72,987,078

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Government grant revenue	$-	$-	$-	$49,286

Operating expenses
General and administrative	1,265,880	1,425,048	4,267,218	4,977,323
Research and development	3,234,686	1,678,517	10,609,912	5,208,518
Loss on impairment of long-lived assets	-	-	-	1,034,863
Total operating expenses	4,500,566	3,103,565	14,877,130	11,220,704

Net operating loss	4,500,566	3,103,565	14,877,130	11,171,418

Interest expense	-	571	-	3,795
Other income	(226,914)	(183,605)	(600,610)	(567,505)
Net loss	$4,273,652	$2,920,531	$14,276,520	$10,607,708

Unrealized loss (gain) on marketable securities	39,324	(12,651)	(178,985)	(122,612)
Total comprehensive loss	$4,312,976	$2,907,880	$14,097,535	$10,485,096

Net loss per share, basic and diluted	$(0.15)	$(0.10)	$(0.51)	$(0.38)
Weighted average number of common shares outstanding, basic and diluted	28,119,848	28,119,579	28,119,797	28,119,495

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(14,276,520)	$(10,607,708)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,531	74,461
Loss on impairment, disposal and write down of long-lived assets	-	1,081,131
Gain on disposal of property and equipment	(74,388)	-
Issuance and vesting of compensatory stock options and warrants	366,129	186,042
Issuance of common stock as compensation	858	1,189
Change in the fair value of warrants	(214,065)	(208,774)
Amortization of premium on marketable securities	565,156	699,435
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	182,605	363,719
Accounts payable and accrued liabilities	669,463	(63,046)
Net cash used in operating activities	(12,766,231)	(8,473,551)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(7,255,578)	(15,809,329)
Sale of marketable securities	17,011,392	15,910,484
Purchase of property and equipment	(2,884)	(16,688)
Proceeds from the sale of property and equipment	75,000	-
Capitalization of patent costs and license rights	-	(20,056)
Net cash provided by investing activities	9,827,930	64,411

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes - short-term	-	(150,760)
Net cash used in financing activities	-	(150,760)

Net change in cash and cash equivalents	(2,938,301)	(8,559,900)
Cash and cash equivalents, beginning of period	3,660,453	11,676,325
Cash and cash equivalents, end of period	$722,152	$3,116,425

Cash paid for:
Interest	$-	$3,795

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at December 31, 2015 has been derived from the Company’s audited consolidated financial statements included in its transition report on Form 10-KT for the transition period ended December 31, 2015. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of results for the full year or any other future periods. As such, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s transition report on Form 10-KT for the transition period ended December 31, 2015.
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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and Life Newco, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

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
Goodwill is reviewed for impairment on an annual basis or more frequently if events or circumstances indicate potential impairment. The Company’s goodwill evaluation is based on both qualitative and quantitative assessments regarding the fair value of goodwill relative to its carrying value. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. If the fair value exceeds the carrying value, goodwill is not impaired. If the carrying value exceeds the fair value, an impairment charge is recognized through a charge to operations based upon the excess of the carrying value of goodwill over the implied fair value.  There was no impairment to goodwill recognized during the three and nine months ended September 30, 2016.
Liquidity and Management’s Plan
At September 30, 2016, the Company had cash and cash equivalents, including the fair value of its marketable securities, of approximately $25.1 million. The Company used $12.8 million of cash for operating activities during the nine months ended September 30, 2016 and had stockholders’ equity of $46.7 million, versus $60.4 million at December 31, 2015. The Company expects that it has sufficient cash to manage the business through calendar year 2017, although this assumes that the Company does not accelerate the development of other opportunities that are available to the Company or otherwise face unexpected events, costs or contingencies, any of which could affect the Company’s cash requirements.
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
To the extent that the Company raises additional funds by issuing shares of its common stock or other securities convertible or exchangeable for shares of common stock, stockholders will experience dilution, which may be significant. In the event the Company raises additional capital through debt financings, the Company may incur significant interest expense and become subject to covenants in the related transaction documentation that may affect the way the Company conducts its business. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to its technologies or product candidates, or grant licenses on terms that may not be favorable to the Company. Any or all of the foregoing may have a material adverse effect on the Company’s business and financial performance.
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
	Nine months ended September 30,
	2016	2015

Options to purchase common stock	4,092,698	3,802,698
Warrants to purchase common stock	2,416,046	2,728,236
Restricted stock	367	367

Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (the “FASB”), issued a new accounting standard that amends how credit losses are measured and reported for certain financial instruments that are not accounted for at fair value through net income. This new standard will require that credit losses be presented as an allowance rather than as a write-down for available-for-sale debt securities and will be effective for interim and annual reporting periods beginning January 1, 2020, with early adoption permitted, but not earlier than annual reporting periods beginning January 1, 2019. A modified retrospective approach is to be used for certain parts of this guidance, while other parts of the guidance are to be applied using a prospective approach. The Company is currently evaluating the impact that this new standard will have on its condensed consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued a new accounting standard that supersedes nearly all existing revenue recognition guidance under GAAP. The new standard is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued a new standard to clarify the implementation guidance on principal versus agent considerations, and in April 2016, the FASB issued a new standard to clarify the implementation guidance on identifying performance obligations and licensing. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from annual periods beginning after December 15, 2016, to annual periods beginning after December 15, 2017, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and it does not believe adoption of this standard will have a material impact on its condensed consolidated financial statements and related disclosures.
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
NOTE 3. FAIR VALUE
The Company records its financial assets and liabilities in accordance with the FASB Accounting Standards Codification (“ASC”) 820 Fair Value Measurements. The Company’s balance sheet includes the following financial instruments: cash and cash equivalents, investments in marketable securities, and warrant liabilities. The Company considers the carrying amount of its cash and cash equivalents to approximate fair value due to the short-term nature of these instruments.
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
Investments in Marketable Securities
The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Condensed Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At September 30, 2016, the Company believes that the costs of its investments are recoverable in all material respects.
The following table summarizes the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	September 30, 2016
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value
Corporate debt securities	$24,173,901	$182,120	$58,081	$(8,538)	$24,405,564

The following table summarizes the scheduled maturity for the Company’s investments at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Maturing in one year or less	$6,756,130	$16,528,494
Maturing after one year through three years	17,649,434	18,019,054
Total investments	$24,405,564	$34,547,548

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
The Monte Carlo model is used for the Series C Warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. This requires Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and fundamental transactions.  The other assumptions used by the Company are summarized in the following table for the Series C Warrants that were outstanding as of September 30, 2016 and December 31, 2015:
Series C Warrants	September 30, 2016	December 31, 2015
Closing stock price	$2.32	$3.28
Expected dividend rate	0%	0%
Expected stock price volatility	85.07%	84.08%
Risk-free interest rate	0.86%	1.44%
Expected life (years)	2.81	3.56

As of September 30, 2016, the fair value of the warrant liability was $310,275. The Company recorded a gain of $60,130 and $214,065 for the change in fair value as a component of other income on the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2016, respectively.
As of September 30, 2016, there were 240,523 Series C Warrants outstanding.
The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:
		Fair Value Measurements at Reporting Date Using
	Balance as of September 30, 2016	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$722,152	$722,152	$-	$-
Marketable securities	$6,756,130	$-	$6,756,130	$-

Long-term Assets
Marketable securities	$17,649,434	$-	$17,649,434	$-

Current Liabilities
Warrant liabilities	$310,275	$-	$-	$310,275

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2015	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$3,660,453	$3,660,453	$-	$-
Marketable securities	$16,528,494	$-	$16,528,494	$-

Long-term Assets
Marketable securities	$18,019,054	$-	$18,019,054	$-

Current Liabilities
Warrant liabilities	$524,340	$-	$-	$524,340

There were no significant transfers between levels in the nine months ended September 30, 2016.
NOTE 4. BALANCE SHEET COMPONENTS
Property and equipment, net
Property and equipment consist of the following as of September 30, 2016 and December 31, 2015:
	September 30, 2016	December 31, 2015
Laboratory equipment	$354,861	$514,214
Computer equipment and software	142,868	139,984
Office furniture and fixtures	130,192	130,192
	627,921	784,390
Less: Accumulated depreciation	(604,395)	(748,604)
	$23,526	$35,786

Depreciation expense was approximately $5,000 and $12,000 for the three months ended September 30, 2016 and 2015, and $15,000 and $50,000 for the nine months ended September 30, 2016 and 2015, respectively.
Accrued liabilities
Accrued liabilities consist of the following as of September 30, 2016 and December 31, 2015:
	September 30, 2016	December 31, 2015
Operating costs	$3,270,252	$2,559,092
Employee related	83,928	545,715
	$3,354,180	$3,104,807

NOTE 5. INTANGIBLE ASSETS
The following table summarizes the Company’s intangible assets as of September 30, 2016 and December 31, 2015:
Asset Category	Weighted Average Amortization Period (in Years)	Value Assigned	Accumulated Amortization	Impairments	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	N/A	22,000,000	-	-	22,000,000
Total		$22,000,000	$-	$-	$22,000,000
The aggregate amortization expense on the above intangibles was $0 for each of the three months ended September 30, 2016 and 2015, and $0 and $25,000, for the nine months ended September 30, 2016 and 2015, respectively.
In-Process Research and Development
The levosimendan product in Phase III clinical trial represents an in-process research and development (“IPR&D”) asset. The IPR&D asset is a research and development project rather than a product or process already in service or being sold. Research and development intangible assets are considered indefinite-lived until the abandonment or completion of the associated research and development efforts. If abandoned, the assets would be impaired. Research and development expenditures that are incurred after the acquisition, including those for completing the research and development activities related to the acquired intangible research and development assets, are generally expensed as incurred.
Patents and License Rights
The Company currently holds, has filed for, or owns exclusive rights to, U.S. and worldwide patents covering 3 various methods and uses of its perfluorocarbon (“PFC”) technology and one which covers the methods and uses of its licensed drug, levosimendan, in patients undergoing cardiac surgery.  It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter. The Company capitalized patent costs of approximately $0 and $20,000, for the nine months ended September 30, 2016 and 2015, respectively.
During the quarter ended April 30, 2015, the Company completed its annual impairment test of its patents and license rights. The Company wrote-off approximately $929,000 of capitalized costs for patent applications that were withdrawn or abandoned during the fiscal year ended April 30, 2015. These asset impairment charges primarily related to the Company’s PFC formulations which were determined not to be a core component of the Company’s development strategy.

Trademarks
The Company currently holds, or has filed for, trademarks to protect the use of names and descriptions of its products and technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its trademark applications. These trademarks are evaluated annually for impairment in accordance with ASC 350, Intangibles – Goodwill and Other. The Company evaluates (i) its expected use of the underlying asset, (ii) any laws, regulations, or contracts that may limit the useful life, (iii) the effects of obsolescence, demand, competition, and stability of the industry, and (iv) the level of costs to be incurred to commercialize the underlying asset. The Company did not capitalize any trademark costs for the nine months ended September 30, 2016 and 2015.
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
As of September 30, 2016, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.
Agreement with Virginia Commonwealth University
In May 2008, the Company entered into a license agreement with Virginia Commonwealth University (“VCU”) whereby it obtained a worldwide, exclusive license to valid claims under three of VCU's patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license included the right to sub-license to third parties. The term of the agreement was the life of the patents covered by the patent applications unless the Company elected to terminate the agreement prior to patent expiration. Under the agreement the Company had an obligation to diligently pursue product development and pursue, at its own expense, prosecution of the patent applications covered by the agreement. As part of the agreement, the Company was required to pay to VCU non-refundable payments upon achieving development and regulatory milestones. Prior to termination of the license agreement, as discussed below, the Company had not met any of the developmental milestones.

The agreement with VCU also required the Company to pay royalties to VCU at specified rates based on annual net sales derived from the licensed technology. Pursuant to the agreement, the Company was required make minimum annual royalty payments to VCU totaling $70,000 as long as the agreement is in force. These payments were fully creditable against royalty payments due for sales and sublicense revenue earned during the fiscal year as described above. In the prior year, this fee was recorded as an other current asset and was amortized over the fiscal year. Amortization expense was approximately $0 for each of the three months ended September 30, 2016 and 2015; and $0 and $23,500 for the nine months ended September 30, 2016 and 2015, respectively.
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
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
Under the Company’s Certificate of Incorporation, the Board of Directors is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. As of September 30, 2016, no shares of preferred stock are designated, issued or outstanding.
Common Stock
The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of September 30, 2016, there were 28,119,934 shares of common stock issued and outstanding.
Warrants
As of September 30, 2016, the Company has 2,416,046 warrants outstanding.
The following table summarizes the warrant activity for the nine months ended September 30, 2016:
	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2015	2,728,236	$4.39
Cancelled	(312,190)	17.79
Outstanding at September 30, 2016	2,416,046	$2.66

2016 Stock Incentive Plan
In June 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”).  Under the 2016 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. On June 16, 2016, the Company’s stockholders approved the 2016 Plan and authorized for issuance under the 2016 Plan a total of 3,000,000 shares of common stock. As of September 30, 2016, no awards have been granted under the 2016 Plan.
1999 Amended Stock Plan
In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “1999 Plan”). Under the 1999 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. On March 13, 2014, the Company’s stockholders approved an amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 4,000,000 shares, up from 300,000 previously authorized. On September 15, 2015, the Company’s stockholders approved an additional amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 5,000,000 shares, up from 4,000,000 previously authorized. As of September 30, 2016, the Company had 934,500 shares of common stock available for grant under the 1999 Plan.

The following table summarizes the shares available for grant under the 1999 Plan for the nine months ended September 30, 2016:
Shares Available for Grant
Balances, at December 31, 2015	994,713
Options granted	(60,000)
Restricted stock granted	(430)
Restricted stock cancelled/forfeited	217
Balances, at September 30, 2016	934,500

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
The following table summarizes the outstanding stock options under the 1999 Plan for the nine months ended September 30, 2016:
	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2015	4,007,698	$5.50
Options granted	60,000	$2.72
Balances, at September 30, 2016	4,067,698	$5.46

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.
The Company recorded compensation expense for these stock options grants of $111,127 and $366,129 for the three and nine months ended September 30, 2016, respectively.
As of September 30, 2016, there were unrecognized compensation costs of approximately $298,000 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.09 years. Additionally, there were unrecognized compensation costs of approximately $7.9 million related to non-vested stock option awards subject to performance-based vesting milestones with a weighted average remaining life of 3.51 years. As of September 30, 2016, none of these milestones have been achieved.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the nine months ended September 30, 2016 and 2015:
	For the nine months ended September 30,
	2016	2015
Risk-free interest rate (weighted average)	1.60%	1.87%
Expected volatility (weighted average)	84.53%	87.46%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.
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
Forfeitures
Stock compensation expense recognized in the statements of operations for the nine months ended September 30, 2016 and 2015 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Restricted Stock Grants
The following table summarizes the restricted stock grants under the 1999 Plan for the nine months ended September 30, 2016:
	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at December 31, 2015	394	$3.34
Restricted stock granted	430	$2.72
Restricted stock vested	(240)	$3.36
Restricted stock cancelled	(217)	$3.38
Balances, at September 30, 2016	367	$2.58

The Company recorded compensation expense for these restricted stock grants of $439 and $1,417 for the three and nine months ended September 30, 2016, respectively.
As of September 30, 2016, there were unrecognized compensation costs of approximately $731 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period of one year.
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
Inducement stock option compensation expense was approximately $4,468 and $9,830 for the three months ended September 30, 2016 and 2015, respectively, and $15,191 and $26,213 for the nine months ended September 30, 2016 and 2015, respectively.
At September 30, 2016, there was $13,109 of remaining unrecognized compensation expense related to the inducement stock options. Inducement stock options outstanding as of September 30, 2016 had a weighted average remaining contractual life of 8.38 years.
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

Third Quarter 2016 Highlights
The following summarizes certain key financial measures for the three months ended September 30, 2016:
●
Cash and cash equivalents, including the fair-value of our marketable securities, were $25.1 million at September 30, 2016.
●
Our net loss from operations was $4.3 million for the third quarter of fiscal 2016 compared to $2.9 million for the three months ended September 30, 2015.
●
Net cash used in operating activities was $4.3 million and $3.1 million for the three months ended September 30, 2016 and 2015, respectively.

After reviewing the endpoint data from the first 600 patients enrolled in our Phase III LCOS clinical trial, we are now projecting that we will need to enroll a total of 880 patients in the trial. The increase in 120 patients over the initial projection of 760 is necessary to obtain the 201 events needed to finish the trial. The reason for the increase is due to several factors including, approximately 4% of the patients randomized have not received the study drug; approximately 4% of the patients enrolled are missing end point data; and the event rate through the 600 patients is slightly lower than anticipated. As of November 8, 2016, we have enrolled 858 patients. At the current rate of enrollment, we expect to complete enrollment by the end of November 2016.
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
The Phase III trial is being conducted in approximately 60 targeted major cardiac surgery centers in North America.  The trial is enrolling patients undergoing coronary artery bypass graph, or CABG, and/or mitral valve surgery, CABG and aortic valve surgery who are at risk for developing LCOS.  The trial is a double blind, randomized, placebo controlled study designed to enroll approximately 880 patients, up from the original projection for 760 patients. We enrolled our first patient on September 18, 2014, and we anticipate enrollment will continue through the end of November 2016.
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

Financial Overview
Results of Operations- Comparison of the Three Months Ended September 30, 2016 and 2015
General and Administrative Expenses
General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended September 30, 2016 and 2015, respectively, are as follows:
	Three months ended September 30,
	2016	2015	Increase/ (Decrease)	% Increase/ (Decrease)
Personnel costs	$629,187	$593,964	$35,223	6%
Legal and professional fees	379,286	487,940	(108,654)	(22)%
Other costs	220,160	295,685	(75,525)	(26)%
Facilities	34,042	38,337	(4,295)	(11)%
Depreciation and amortization	3,205	9,122	(5,917)	(65)%

Personnel costs:
Personnel costs increased approximately $35,000 for the three months ended September 30, 2016 compared to the same period in the prior year. The increase was due primarily to an increase of approximately $70,000 in the recognized expense for the vesting of outstanding stock option awards, partially offset by an overall decrease of approximately $35,000 in salaries and benefits paid during the current period as compared to the same period in the prior year.
Legal and professional fees:
Legal and professional fees consist of the costs incurred for legal fees, accounting fees, consulting fees, recruiting costs and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees decreased approximately $109,000 for the three months ended September 30, 2016 compared to the same period in the prior year. This decrease was primarily due to a reduction in costs incurred for investor relations services, legal fees and accounting fees, partially offset by an increase in consulting costs.
  -
Costs associated with investor relations and communication decreased approximately $46,000 in the current period. This decrease was due primarily to fees paid in the prior year to a third-party investor relations firm that is no longer providing marketing and corporate communications services to us in the current period, as well as the costs incurred for conferences and presentations during the same period in the prior year.
  -
Legal fees and accounting fees combined decreased in the current period by approximately $95,000. This decrease was due primarily to additional costs incurred in the prior year related to our filing of a Form 10-KT to transition to a calendar year filer which were not incurred in the current period.
  -
Consulting costs increased approximately $48,000 in the current period. The increase in costs was due primarily to services performed for market research and channel strategy and implementation which were not incurred during the same period in the prior year.

Other costs:
Other costs include costs incurred for banking fees, travel, supplies, insurance, taxes and licenses and other miscellaneous charges. The approximately $76,000 decrease in other costs for the three months ended September 30, 2016 was due primarily to an approximately $35,000 decrease in franchise taxes paid and an approximately $33,000 decrease in expenses related to bank fees, supplies and shipping, as compared to the same period in the prior year.
Facilities:
Facilities costs include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the three months ended September 30, 2016 and 2015.
Depreciation and Amortization:
Depreciation and amortization costs remained relatively consistent for the three months ended September 30, 2016 and 2015.

Research and Development Expenses
Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended September 30, 2016 and 2015, respectively, are as follows:
	Three months ended September 30,
	2016	2015	Increase/ (Decrease)	% Increase/ (Decrease)
Clinical and preclinical development	$2,959,210	$1,389,764	$1,569,446	113%
Personnel costs	179,032	121,494	57,538	47%
Consulting	92,401	157,353	(64,952)	(41)%
Other costs	4,043	9,906	(5,863)	(59)%

Clinical and preclinical development:
Clinical and preclinical development costs include, primarily, the costs associated with our Phase III clinical trial for levosimendan and, in previous years, a Phase II clinical trial and preclinical trials for Oxycyte. The increase of approximately $1.6 million in clinical and preclinical development costs for the three months ended September 30, 2016, compared to the same period in the prior year, was primarily due to increased expenditures for CRO costs to manage the Levo-CTS Phase III clinical trial.
Levosimendan
We incurred approximately $3.0 million in research and development costs for levosimendan during the three months ended September 30, 2016, an increase of approximately $1.6 million compared to the same period in the prior year. The increase in levosimendan development costs is due primarily to the direct costs of our Phase III Levo-CTS clinical trial for LCOS. For the three months ended September 30, 2016, we recorded CRO costs of approximately $3.0 million for the management of the Phase III trial which includes approximately $1.2 million in pass-through site activation and enrolled patient costs, compared to CRO costs of approximately $1.4 million during the same period in the prior year.
Personnel costs:
Personnel costs increased approximately $58,000 for the three months ended September 30, 2016 compared to the same period in the prior year. This increase was primarily due to headcount additions during the period to support the clinical development of levosimendan.
Consulting fees:
Consulting fees decreased approximately $65,000 for the three months ended September 30, 2016 compared to the same period in the prior year. This decrease was primarily due to a decrease of approximately $82,000 in fees paid to a third-party consulting firm for services provided to improve training and communication with active sites in support of our Phase III Levo-CTS clinical trial, partially offset by approximately $20,000 in costs incurred for potential future regulatory filings.
Other costs:
Other costs remained relatively consistent for the three months ended September 30, 2016 and 2015.
Conducting a significant amount of research and development is central to our business model. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of clinical trials. We plan to incur substantial research and development expenses for the foreseeable future to complete development of our most advanced product candidate, levosimendan, and to continue with the development of other potential product candidates.

The process of conducting preclinical studies and clinical trials necessary to obtain approval from the FDA is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among other things, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. Because of the uncertainties discussed above, uncertainty associated with clinical trial enrollment and risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are currently focused on developing our most advanced product candidate, levosimendan; however, we will need substantial additional capital in the future to complete the development and potential commercialization of levosimendan, and to continue with the development of other potential product candidates.
Other income, net
Other income includes non-operating income and expense items not otherwise recorded in our condensed consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the three months ended September 30, 2016 and 2015, respectively, is as follows:
	Three months ended September 30,
	2016	2015	(Increase)/ Decrease
Other income	$(226,914)	$(183,605)	$(43,309)

Other income increased approximately $43,000 for the three months ended September 30, 2016 compared to the same period in the prior year. This increase is due primarily to an approximately $74,000 gain on the disposal of fixed assets previously used in the manufacturing of Oxycyte, partially offset by the change in fair value of our Series C warrant derivative liability and a decrease in interest income earned in the current period as compared to the same period in the prior year.
During the three months ended September 30, 2016, we recorded a derivative gain of approximately $60,000 which compared to a derivative gain of approximately $69,000 for the same period in the prior year. These charges to income are derived from the free-standing Series C warrants which are measured at their fair market value each period using the Monte Carlo simulation model.
During the three months ended September 30, 2016, we recorded interest income of approximately $92,000 from our investments in marketable securities. This income is derived from approximately $229,000 in bond interest paid, partially offset by approximately $137,000 in charges for amortization of premiums paid and fair-value adjustments measured each period, which compares to approximately $321,000 in bond interest paid, partially offset by approximately $207,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Results of Operations- Comparison of the Nine Months Ended September 30, 2016 and 2015
General and Administrative Expenses
General and administrative expenses and percentage changes for the nine months ended September 30, 2016 and 2015, respectively, are as follows:
	Nine months ended September 30,
	2016	2015	Increase/ (Decrease)	% Increase/ (Decrease)
Personnel costs	$1,964,135	$2,295,079	$(330,944)	(14)%
Legal and professional fees	1,495,868	1,624,731	(128,863)	(8)%
Other costs	691,883	885,921	(194,038)	(22)%
Facilities	105,794	116,913	(11,119)	(10)%
Depreciation and amortization	9,538	54,679	(45,141)	(83)%

Personnel costs:
Personnel costs decreased approximately $331,000 for the nine months ended September 30, 2016 compared to the same period in the prior year. The decrease was due primarily to approximately $525,000 in bonuses paid in the prior year as well as an overall decrease of approximately $19,000 in salaries and benefits paid during the current period, partially offset by an increase of approximately $213,000 in the recognized expense for the vesting of outstanding stock option awards as compared to the same period in the prior year.
Legal and professional fees:
Legal and professional fees decreased approximately $129,000 for the nine months ended September 30, 2016 compared to the same period in the prior year. This decrease was primarily due to a reduction in costs incurred for investor relations services, legal fees and accounting fees, partially offset by an increase in consulting costs.
  -
Costs associated with investor relations and communication decreased approximately $219,000 in the current period. This decrease was due primarily to fees paid in the prior year to a third-party investor relations firm that is no longer providing marketing and corporate communications services to us in the current period, as well as the costs incurred for conferences and presentations during the same period in the prior year.
  -
Legal fees and accounting fees combined decreased in the current period by approximately $68,000. This decrease was due primarily to additional costs incurred in the prior year related to our filing of a Form 10-KT to transition to a calendar year filer which were not incurred in the current period.
  -
Consulting costs increased approximately $231,000 in the current period. The increase in costs was due primarily to services performed for market research and channel strategy and implementation which were not incurred during the same period in the prior year.

Other costs:
The approximately $194,000 decrease in other costs for the nine months ended September 30, 2016 was due primarily to an approximately $185,000 decrease in franchise taxes paid and $19,000 banking fees, partially offset by an increase of approximately $31,000 in insurance costs, as compared to the same period in the prior year.
Facilities:
Facilities costs remained relatively consistent for the nine months ended September 30, 2016 and 2015.
Depreciation and Amortization:
Depreciation and amortization costs decreased approximately $45,000 for the nine months ended September 30, 2016 compared to the same period in the prior year. The decrease in costs was due primarily to amortization costs incurred in the same period of the prior year on our PFC-based intellectual property portfolio that was fully impaired as of April 30, 2015.
Research and Development Expenses
Research and development expenses and percentage changes for the nine months ended September 30, 2016 and 2015, respectively, are as follows:
	Nine months ended September 30,
	2016	2015	Increase/ (Decrease)	% Increase/ (Decrease)
Clinical and preclinical development	$9,609,182	$4,611,668	$4,997,514	108%
Consulting	522,725	177,229	345,496	195%
Personnel costs	451,760	376,895	74,865	20%
Other costs	26,245	42,726	(16,481)	(39)%

Clinical and preclinical development:
The increase of approximately $5.0 million in clinical and preclinical development costs for the nine months ended September 30, 2016, compared to the same period in the prior year, was primarily due to increased expenditures for CRO costs to manage the Levo-CTS Phase III clinical trial, partially offset by a reduction in costs incurred in the current period for the development and clinical testing of Oxycyte, which development we decided to suspend in September 2014.
Levosimendan
We incurred approximately $9.6 million in research and development costs for levosimendan during the nine months ended September 30, 2016, an increase of approximately $5.6 million compared to the same period in the prior year. The increase in levosimendan development costs is due primarily to the direct costs of our Phase III Levo-CTS clinical trial for LCOS. For the nine months ended September 30, 2016, we recorded CRO costs of approximately $9.6 million for the management of the Phase III trial which includes approximately $4.5 million in pass-through site activation and enrolled patient costs, compared to CRO costs of approximately $4.0 million during the same period in the prior year.
Oxycyte
We incurred approximately $4,000 in research and development costs for Oxycyte during the nine months ended September 30, 2016, a decrease of approximately $577,000 compared to the same period in the prior year. The decrease in Oxycyte development costs was due to our decision to suspend development of the Oxycyte product in September 2014 and close out all our sites for the Phase II-B clinical trial for TBI. We do not anticipate any significant additional costs in the future related to this clinical trial or other close-out activities related to the discontinuance of the Oxycyte product development.
Consulting fees:
Consulting fees increased approximately $345,000 for the nine months ended September 30, 2016 compared to the same period in the prior year, primarily due to an increase in fees paid to a third-party consulting firm for services provided to improve training and communication with active sites in support of our Phase III Levo-CTS clinical trial as well as fees paid for pharmacokinetic study analysis and LCOS and septic shock cost and incidence studies.
Personnel costs:
Personnel costs increased approximately $75,000 for the nine months ended September 30, 2016 compared to the same period in the prior year. This increase was primarily due to headcount additions during the period to support the clinical development of levosimendan, partially offset by bonuses of approximately $15,000 recorded during the same period of the prior year.
Other costs:
Other costs decreased approximately $16,000 for the nine months ended September 30, 2016 compared to the same period in the prior year. This decrease was due primarily to depreciation of lab equipment that was written off and disposed of on April 30, 2015 as well as other lab related costs during the same period in the prior year.
Other income, net
Other income for the nine months ended September 30, 2016 and 2015, respectively, is as follows:
	Nine months ended September 30,
	2016	2015	(Increase)/ Decrease
Other income	$(600,610)	$(567,505)	$(33,105)

Other income increased approximately $33,000 for the nine months ended September 30, 2016 compared to the same period in the prior year. This increase is due to primarily to a gain of approximately $74,000 on the disposal of fixed assets previously used in the manufacturing of Oxycyte, partially offset by the change in fair value of our Series C warrant derivative liability and a decrease in interest income earned in the current period as compared to the same period in the prior year.
During the nine months ended September 30, 2016, we recorded a derivative gain of approximately $214,000 which compared to a derivative gain of approximately $209,000 for the same period in the prior year. These charges to income are derived from the free-standing Series C warrants which are measured at their fair market value each period using the Monte Carlo simulation model.
During the nine months ended September 30, 2016, we recorded interest income of approximately $310,000 from our investments in marketable securities. This income is derived from approximately $816,000 in bond interest paid, partially offset by approximately $506,000 in charges for amortization of premiums paid and fair-value adjustments measured each period, which compares to approximately $1.0 million in bond interest paid, partially offset by approximately $650,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Liquidity, Capital Resources and Plan of Operation
We have incurred losses since our inception and as of September 30, 2016 we had an accumulated deficit of $175 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan and other product candidates and, thus, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.
Liquidity
We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had $7,667,083 and $20,560,353 of total current assets and working capital of $2,610,055 and $15,958,723 as of September 30, 2016 and December 31, 2015, respectively. Based on our working capital and the value of our investments in marketable securities at September 30, 2016, we believe we have sufficient capital to fund our operations through calendar year 2017.
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
Cash Flows
The following table shows a summary of our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015
Net cash used in operating activities	$(12,766,231)	$(8,473,551)
Net cash provided by investing activities	9,827,930	64,411
Net cash used in financing activities	-	(150,760)

Net cash used in operating activities.  Net cash used in operating activities was approximately $12.8 million for the nine months ended September 30, 2016 compared to net cash used in operating activities of approximately $8.5 million for the nine months ended September 30, 2015. The increase in cash used for operating activities was due primarily to an increase in our costs incurred for the Phase III clinical trial for levosimendan.
Net cash provided by investing activities. Net cash provided by investing activities was approximately $9.8 million for the nine months ended September 30, 2016 compared to approximately $64,000 for the nine months ended September 30, 2015. The increase in cash provided by investing activities was primarily due the sale of marketable securities that were purchased during the same period of the prior year.
Net cash used in financing activities. Net cash used in financing activities was $0 for the nine months ended September 30, 2016 compared to approximately $151,000 for the nine months ended September 30, 2015. The decrease of approximately $151,000 in net cash used by financing activities was due primarily to the payment of a note in the prior year.
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
●
the possible costs of litigation.

We believe that our existing cash and cash equivalents, along with our investment in marketable securities, will be sufficient to fund our projected operating requirements through calendar year 2017. We will need substantial additional capital in the future to complete the development and commercialization of levosimendan and to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.
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
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Accounting Policies” contained in our Transition Report on Form 10-KT for the transition period ended December 31, 2015. There have not been material changes to the critical accounting policies previously disclosed in that report.
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

In May 2014, the FASB issued a new accounting standard that supersedes nearly all existing revenue recognition guidance under GAAP. The new standard is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In March 2016, the FASB issued a new standard to clarify the implementation guidance on principal versus agent considerations, and in April 2016, the FASB issued a new standard to clarify the implementation guidance on identifying performance obligations and licensing. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from annual periods beginning after December 15, 2016, to annual periods beginning after December 15, 2017, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and we do not believe adoption of this standard will have a material impact on our condensed consolidated financial statements and related disclosures.
In February 2016, the FASB, issued a new accounting standard intended to improve financial reporting regarding leasing transactions. The new standard will require us to recognize on our balance sheet the assets and liabilities for the rights and obligations created by all leased assets. The new standard will also require it to provide enhanced disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from all leases, operating and capital, with lease terms greater than 12 months. The new standard is effective for financial statements beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact that this new standard will have on our financial statements and related disclosures.
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

ITEM 4.
CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Common Stock
The following table lists all repurchases during the three months ended September 30, 2016 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	-	$-	-	$-
August 1, 2016 - August 31, 2016	-	$-	-	$-
September 1, 2016 - September 30, 2016	59	$2.32	-	$-
Total	59	$2.32	-	$-

(1)
Represents shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.
(2)
Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

ITEM 5.
OTHER INFORMATION
On October 31, 2016, Paula Bokesch, M.D. voluntarily resigned from her position as Chief Medical Officer, effective November 5, 2016.
ITEM 6.
EXHIBITS
The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report on Form 10-Q, and such exhibit index is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENAX THERAPEUTICS, INC.

Date: November 9, 2016	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX
No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
* Filed herewith