Form 10-K
period 2016-12-31
TENAX THERAPEUTICS, INC.
filed 2017-03-16
CIK 34956

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter: $68,589,804.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of March 9, 2017 was 28,120,021.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2016.

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

In 2015, our Board of Directors approved a change in our fiscal year to a fiscal year beginning on January 1 and ending on December 31 of each year, such change beginning as of January 1, 2016. Accordingly, this annual report on Form 10-K includes financial statements as of and for (i) the calendar year ended December 31, 2016; (ii) the eight months ended December 31, 2015; and (iii) the fiscal years ended April 30, 2015 and 2014.

For comparative purposes, an unaudited consolidated statement of operations and comprehensive loss has been included for the year ended December 31, 2015 and for the eight month period from May 1, 2014 to December 31, 2014. The financial information for the year ended December 31, 2015 and the eight months ended December 31, 2014 has not been audited and is derived from our books and records. In the opinion of management, the financial information for the year ended December 31, 2015 and the eight months ended December 31, 2014 reflects all adjustments necessary to present the financial position and results of operations in accordance with generally accepted accounting principles. Prior to the year-end change, our fiscal year ended on April 30 of each year.

Business Strategy

Our principal business objective is to identify, develop, and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity. The key elements of our business strategy are outlined below.

Efficiently conduct clinical development to establish clinical proof of concept with our lead product candidates. Levosimendan represents novel therapeutic modalities for the treatment of LCOS and other critical care conditions. We are conducting clinical development with the intent to establish proof of concept in several important disease areas where these therapeutics would be expected to have benefit. Our focus is on conducting well-designed studies to establish a robust foundation for subsequent development, partnership and expansion into complementary areas.

Efficiently explore new high potential therapeutic applications, leveraging third-party research collaborations and our results from related areas. Our product candidates have shown promise in multiple disease areas. We are committed to exploring potential clinical indications where our therapies may achieve best-in-class profile, and where we can address significant unmet medical needs. In order to achieve this goal, we have established collaborative research relationships with [investigators from research and clinical institutions and] our strategic partners. These collaborative relationships have enabled us to cost effectively explore where our product candidates may have therapeutic relevance, and how it may be utilized to advance treatment over current clinical care. Additionally, we believe we will be able to leverage clinical safety data and preclinical results from some programs to support accelerated clinical development efforts in other areas, saving substantial development time and resources compared to traditional drug development.

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

In 2013, we acquired certain assets of Phyxius Pharma, Inc., or Phyxius, including its North American rights to develop and commercialize levosimendan for any indication in the United States and Canada. In the countries where levosimendan is marketed, Levosimendan is indicated for the short-term treatment of acutely decompensated severe chronic heart failure in situations where conventional therapy is not sufficient, and in cases where inotropic support is considered appropriate. In acute decompensated heart failure patients, levosimendan has been shown to significantly improve patients’ symptoms as well as acute hemodynamic measurements such as increased cardiac output, reduced preload and reduced afterload.  Other unique properties of levosimendan include sustained efficacy through the formation of a long acting metabolite, lack of impairment of diastolic function, and evidence of better compatibility with beta blockers than dobutamine.

The European Society of Cardiology, or the ESC, recommends levosimendan as a preferable agent over dobutamine to reverse the effect of beta blockade if it is thought to be contributing to hypotension. The ESC guidelines also state that levosimendan is not appropriate for patients with systolic blood pressure less than 85mmHg or in patients in cardiogenic shock unless it is used in combination with other inotropes or vasopressors.

Levosimendan Development for Cardiac Surgery Patients

Levosimendan is under development in North America for reduction in morbidity and mortality of cardiac surgery patients at risk of LCOS. As noted above, we have the exclusive rights in the United States and Canada to develop and commercialize intravenous levosimendan.

The FDA granted Fast Track status for the development of levosimendan to reduce mortality and morbidity in cardiac surgery patients at risk of LCOS and agreed to an SPA which represents agreement with the Phase III clinical trial’s study protocol. The FDA also provided guidance that a single successful trial will be sufficient to support approval of levosimendan in this indication. Pursuant to our license to levosimendan, we are required to use the “Simdax®” trademark to commercialize this product.

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

In 2014, we initiated a Phase III trial (LEVO-CTS) to investigate the safety and efficacy of pre-operative administration of levosimendan treatment to reduce the mortality and morbidity in cardiac surgery patients at risk for developing LCOS. The Phase III trial was conducted under a United States Food and Drug Administration, or FDA, approved Special Protocol Assessment, or SPA, and with FDA granted Fast Track status for the development of levosimendan in cardiac surgery patients at risk of LCOS.

The LEVO-CTS trial design was guided by the published literature, including important dosing refinements and inclusion of patients with low preoperative ejection fraction. In addition, we relied heavily on the input of European clinicians who have significant personal clinical experience with the use of levosimendan in treating cardiac surgery patients.

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

We selected Duke University’s Duke Clinical Research Institute, or DCRI, to conduct the Phase III trial of levosimendan. DCRI is the world’s largest academic clinical research organization, with substantial experience in conducting cardiac surgery trials. The Phase III trial was conducted in approximately 60-70 major cardiac surgery centers in North America. The trial enrolled patients undergoing coronary artery bypass grafts, or CABG, and/or mitral valve surgery, and CABG with aortic valve surgery who are at risk for developing LCOS. The trial was designed as a double blind, randomized, placebo controlled study seeking to enroll 760 patients. During 2016 we made the decision to increase enrollment in the LEVO-CTS trial to 880 patients. These additional patients were necessary to ensure sufficient powering and were necessary due to:

●
a small percentage of patients who were randomized but did not receive the study drug;
●
a small percentage of patients who were missing one or more component measurements of the primary endpoint; and
●
a slightly lower primary endpoint event rate than we originally projected.

Enrollment began in the third quarter of calendar year 2014, and was completed in December of 2016. On January 31, 2017, we announced top-line results from the Phase III LEVO-CTS trial. Levosimendan, given prophylactically prior to cardiac surgery to patients with reduced left ventricular function, had no effect on the co-primary outcomes. The study did not achieve statistically significant reductions in the dual endpoint of death or use of a mechanical assist device at 30 days, nor in the quad endpoint of death, myocardial infarction, need for dialysis, or use of a mechanical assist device at 30 days.

However, the study results demonstrated statistically significant reductions in two of three secondary endpoints including reduction in LCOS and a reduction in postoperative use of secondary inotropes. Additionally, levosimendan was found to be safe with no clinically significant increases in hypotension or cardiac arrhythmias and the clinical data showed a non-significant numerical reduction in 90-day mortality.

Notwithstanding the fact that the trial’s primary endpoints were not statistically significant, and given the statistically significant reductions in the secondary endpoints, we continue to believe levosimendan is an effective and safe inotrope to increase cardiac output in patients at risk for or with perioperative low cardiac output. Following the announcement of the Phase III LEVO-CTS top-line results, we held a meeting with the FDA to review the preliminary trial data and discuss a path forward to file a NDA for levosimendan. As a follow-up to this meeting, a pre-NDA meeting has been scheduled with the FDA in the second quarter of 2017 to discuss the data that supports the approval of levosimendan for acute decompensated heart failure. The FDA may not approve levosimendan for this or any other indication, and if we are unable to obtain regulatory approval, we will be unable to commercialize levosimendan in the U.S.

Levosimendan Development for Septic Shock Patients

Septic shock is a serious life-threatening condition with high unmet medical need. Small clinical studies suggest that levosimendan may provide important benefits to septic shock patients in the form of improved cardiac function, renal function, organ perfusion, and mitochondrial function. We announced a collaboration with Imperial College London in August of 2014 which provided supplemental funding to support the accelerated enrollment and completion of the ongoing LeoPARDS Trial (Levosimendan for the Prevention of Acute oRgan Dysfunction in Sepsis). The LeoPARDS trial was designed to determine whether levosimendan reduces the incidence and severity of acute organ dysfunction in adult patients who have septic shock, as well as evaluate its safety profile.

On October 5, 2016, Anthony Gordon, M.D., Chair in Anaesthesia and Critical Care, Imperial College London, presented results from the LeoPARDS trial evaluating levosimendan in septic shock at the 29th Annual Congress of the European Society of Intensive Care Medicine (ESICM), held in Milan, Italy. Results presented by Dr. Gordon show that the levosimendan treatment arm did not achieve the trial’s primary endpoint of reducing the incidence and severity of acute organ dysfunction in adult patients who have septic shock, as well as the pre-specified secondary endpoints. Based upon these results seen, we do not anticipate undertaking further development with levosimendan in the septic shock indication.

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

To date, we own or in-license the rights to seven U.S. and foreign patents. In addition, we have numerous U.S. patent applications pending that are complemented by the appropriate foreign patent applications related to our product candidates and proprietary processes, methods and technologies. Our issued and in-licensed patents, as well as our pending patents, expire between 2017 and 2030.

We have:

●
one U.S. patent (6,167,887) and one Australian patent (759,557) pertaining to the use and application of PFCs as gas transport agents in blood substitutes and liquid ventilation with an average remaining life of approximately 2 years;
●
one U.S. patent (8,404,752) and one European patent (EPO9798325.8) held jointly with Virginia Commonwealth University Intellectual Property Foundation for the treatment of traumatic brain injury;
●
 exclusive in-license to one fundamental gas transport patent application that represents the core technology used in our products and product candidates (other than levosimendan) with an average remaining life of approximately 12 years;
●
one Israel patent (215516) and numerous patent applications for the formulation of perfluorocarbon emulsion with an average remaining life of approximately 14 years; and
●
one U.S. patent application for the use of levosimendan to treat left ventricular systolic dysfunction in patients undergoing cardiac surgery requiring cardiopulmonary bypass with an average remaining life of approximately 19 years.

Our patent and patent applications include claims covering:

●
methods to treat certain diseases and conditions and for biological gas exchange;
●
therapies for burn and wound victims;
●
delivery of oxygenated PFC;
●
various formulations containing PFC; and
●
use of levosimendan in patients undergoing cardiac surgery.

We have received U.S. trademark registrations for Oxycyte®. Simdax® is owned by Orion and is licensed to us for sales and marketing purposes in the United States and Canada.

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

We believe the concept of using a medication to treat low cardiac output syndrome is novel. Because therapies are currently approved or commonly used to treat LCOS, our ability to succeed in the market is dependent on our ability to change the established practice paradigm, which is never an easy task. Key factors on which we will compete with regards to the development and marketing of levosimendan for the treatment of LCOS include, among others, the ability to obtain adequate efficacy data, safety data, cost effectiveness data and hospital formulary approval, as well as sufficient distribution and handling. Furthermore, while we believe the mechanism of action of levosimendan is novel, other low priced generically available products possess some similar qualities, which could present competition in the form of therapeutic substitution.

In order to compete successfully in this and other therapeutic areas, we must develop proprietary positions in patented drugs for therapeutic markets that have not been satisfactorily addressed by conventional research strategies. Our product candidates, even if successfully tested and developed, may not be adopted by physicians over other products and may not offer economically feasible alternatives to other therapies.

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

As noted above, following the announcement of the Phase III LEVO-CTS top-line results, we held a meeting with the FDA to review the preliminary trial data and discuss a path forward to file a NDA for levosimendan. As a follow-up to this meeting, a pre-NDA meeting has been scheduled with the FDA in the second quarter of 2017.

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

We spent approximately $13.1 million and $6.5 million on research and development during the fiscal year ended December 31, 2016 and the eight months ended December 31, 2015, respectively. During each of the fiscal years ended April 30, 2015 and 2014 we spent approximately $6.7 million and $3.0 million, respectively, on research and development.

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

As of December 31, 2016, we had ten full-time employees and one part-time employee. In addition to our employees, we also use the service and support of outside consultants and advisors. None of our employees are represented by a union, and we believe relationships with our employees are good.

Financial Information by Geographic Area

For the year ended December 31, 2016, the eight months ended December 31, 2015 and the years ended April 30, 2015 and 2014, all revenues from external customers were attributed to United States customers. As of December 31, 2016, December 31, 2015 and April 30, 2015 and 2014, all long-lived assets with a net book value were located in the United States.

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
●
the need to obtain regulatory approval of our most advanced product candidates;
●
potential risks related to any collaborations we may enter into for our product candidates;
●
delays in the commencement, enrollment and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;
●
the success of clinical trials of our product candidates;
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
●
costs related to and outcomes of potential litigation;
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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities. In addition, our expenses could increase beyond expectations if applicable regulatory authorities, including the FDA, require that we perform additional studies to those that we currently anticipate, in which case the timing of any potential product approval may be delayed. As of December 31, 2016, we had $21.9 million of cash, including the fair value of our marketable securities on hand. Based on our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through the first half of calendar year 2018. We will need substantial additional capital in the future in order to complete the commercialization of levosimendan and to fund the development and commercialization of future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

If adequate funds are not available, we may also be required to eliminate one or more of our research or development programs or our commercialization efforts. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or to grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

We have limited financial resources, so at present we are primarily focusing these resources on developing levosimendan for the treatment of LCOS. However, on January 31, 2017, we announced top-line results from the Phase III LEVO-CTS trial. The study did not achieve statistically significant reductions in the dual endpoint of death or use of a mechanical assist device at 30 days, nor in the quad endpoint of death, myocardial infarction, need for dialysis, or use of a mechanical assist device at 30 days. Nevertheless, the study demonstrated statistically significant reductions in two of three secondary endpoints including reduction in LCOS and a reduction in postoperative use of secondary inotropes. Additionally, we observed a non-significant numerical reduction in 90-day mortality. At present, we intend to commit most of our resources to advancing levosimendan to the point it receives regulatory approval for one or more medical uses. If as a consequence of the results of our Phase III LEVO-CTS trial, we are unable to receive regulatory approval of levosimendan, then we may not have resources to pursue development of any other products and our business could terminate.

We currently have no approved drug products for sale and we cannot guarantee that we will ever have marketable drug products.

We currently have no approved drug products for sale. The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. We are not permitted to market our product in the United States until we receive approval of a new drug application, or an NDA, from the FDA for each product candidate. While we have not submitted a NDA or received marketing approval for any of our product candidates, and obtaining approval of an NDA is a lengthy, expensive and uncertain process, we held a meeting with the FDA to review the preliminary trial data for our Phase III LEVO-CTS trial and discuss a path forward to file a NDA for levosimendan. As a follow-up to this meeting, we scheduled a pre-NDA meeting with the FDA to take place in the second quarter of 2017. In addition, markets outside of the United States also have requirements for approval of drug candidates which we must comply with prior to marketing. Accordingly, we cannot guarantee that we will ever have marketable drug products.

The development of levosimendan is subject to a high level of technological risk.

We have devoted a substantial portion of our financial and managerial resources to pursue Phase III clinical trials for levosimendan. The biomedical field has undergone rapid and significant technological changes. Technological developments may result in our products becoming obsolete or non-competitive before we are able to recover any portion of the research and development and other expenses we have incurred to develop and clinically test levosimendan. As our opportunity to generate substantial product revenues within the next three to four years is most likely dependent on successful testing and commercialization of levosimendan for surgical applications, any such occurrence would have a material adverse effect on our operations and could result in the cessation of our business.

We may be required to conduct additional clinical trials in the future, which are expensive and time consuming, and the outcome of the trials is uncertain.

We expect to commit a substantial portion of our financial and business resources over the next two years to preclinical and clinical testing of levosimendan and advancing this product to regulatory approval for use in one or more medical applications. All of these clinical trials and testing will be expensive and time consuming and the timing of the regulatory review process is uncertain. The applicable regulatory agencies may suspend clinical trials at any time if they believe that the subjects participating in such trials are being exposed to unacceptable health risks. We cannot ensure that we will be able to complete our clinical trials successfully or obtain FDA or other governmental or regulatory approval of our products, or that such approval, if obtained, will not include limitations on the indicated uses for which our products may be marketed. For example, the top-line results of our Phase III LEVO-CTS trial for levosimendan did not achieve statistically significant reductions in dual or quad primary endpoints but did meet two secondary endpoints with statistically significant reduction in incidence of LCOS and use of postoperative secondary inotropes. Our business, financial condition and results of operations are critically dependent on obtaining capital to advance our testing program and receiving FDA and other governmental and regulatory approvals of our products. A significant delay in or failure of our planned clinical trials or a failure to achieve these approvals would have a material adverse effect on us and could result in major setbacks or jeopardize our ability to continue as a going concern. For instance, based on the results of our LeoPARDS clinical trial, we do not anticipate undertaking further development with levosimendan in the septic shock indication.

The market may not accept our products.

Even if regulatory approval is obtained, there is a risk that the efficacy and pricing of our products, considered in relation to our products’ expected benefits, will not be perceived by health care providers and third-party payers as cost-effective, and that the price of our products will not be competitive with other new technologies or products. Our results of operations may be adversely affected if the price of our products is not considered cost-effective or if our products do not otherwise achieve market acceptance.

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

As a result of Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, collectively, the ACA, enacted in March 2010, substantial changes have occurred and are expected to continue to occur in the system for paying for health care in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. This comprehensive health care reform legislation also included provisions to control health care costs and improve health care quality. Together with ongoing statutory and budgetary policy developments at a federal level, this health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact our business. Because not all the administrative rules implementing health care reform under the legislation have been finalized, and because of ongoing federal fiscal budgetary pressures not yet resolved for federal health programs, the full impact of the ACA and of further statutory actions to reform healthcare payment on our business is unknown, but there can be no assurances that health care reform legislation will not adversely impact either our operational results or the manner in which we operate our business. There have been judicial and Congressional challenges to the ACA and there may be additional challenges and amendments to the ACA in the future, particularly in light of the new presidential administration and U.S. Congress. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Cost of care could be reduced by reducing the level of reimbursement for medical services or products (including those biopharmaceuticals that we intend to produce and market), or by restricting coverage (and, thereby, utilization) of medical services or products. In either case, a reduction in the utilization of, or reimbursement for, our products could have a materially adverse impact on our financial performance. Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. We cannot predict what healthcare reform initiatives may be adopted in the future.

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

Our stock price has in the past been, and is likely to be in the future, volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the period from January 20, 2017 to March 9, 2017, the closing sales price of our common stock ranged from a high of $2.50 per share to a low of $0.46 per share. Our stock price experienced significant volatility during that period after we announced the top-line results of our Phase III LEVO-CTS clinical trial. As a result of this volatility, our existing stockholders may not be able to sell their stock at a favorable price. The market price for our common stock may be influenced by many factors, including:

●
actual or anticipated fluctuations in our financial condition and operating results;
●
status and/or results of our clinical trials;
●
status of ongoing litigation;

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
●
status of our search and selection of future management and leadership; and
●
general economic and market conditions.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

We are likely to attempt to raise additional capital through issuances of debt or equity securities, which may cause our stock price to decline, dilute the ownership interests of our existing stockholders, and/or limit our financial flexibility.

Historically we have financed our operations through the issuance of equity securities and debt financings, and we expect to continue to do so for the foreseeable future. As of December 31, 2016, we had $21.9 million of cash and cash equivalents on hand. Based on our current operating plans, we believe our existing cash and cash equivalents are sufficient to continue to fund operations through the first half of calendar year 2018. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of their ownership interests. Debt financing, if available, may involve restrictive covenants that limit our financial flexibility or otherwise restrict our ability to pursue our business strategies. Additionally, if we issue shares of common stock, or securities convertible or exchangeable for common stock, the market price of our existing common stock may decline. There can be no assurance that we will be successful in obtaining any additional capital resources in a timely manner, on favorable terms, or at all.

We have issued in the past, and may issue in the future, substantial amounts of instruments that are convertible into or exercisable for common stock, and our existing stockholders may face substantial dilution if such instruments are converted or exercised.

As of March 9, 2017, we had outstanding warrants and options, securities purchase agreements, and other instruments that are exercisable into an aggregate of 7,157,921 shares of our common stock, which, if exercised, would represent approximately 20% of our current outstanding common stock. These instruments carry a wide variety of different terms and prices, and there can be no assurance as to when or whether exercises of these instruments may occur. If all or any substantial portion of these instruments are exercised, our existing stockholders may face substantial dilution of their ownership interests.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

We own no real property. We lease our principal executive office at ONE Copley Parkway, Suite 490, Morrisville, North Carolina 27560. The current rent is approximately $9,179 per month for the facility.

ITEM 3—LEGAL PROCEEDINGS

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s Consolidated Financial Statements.

ITEM 4— MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price and Number of Stockholders

Our common stock is listed on the Nasdaq Capital Market under the symbol “TENX.” The following table sets forth, for the periods indicated, the range of high and low sales prices in each fiscal quarter for our common stock, all as adjusted for the 1-for-20 reverse split effective May 10, 2013.

Year-Ended April 30, 2015	High	Low
First Quarter	$5.18	$3.60
Second Quarter	$4.40	$3.34
Third Quarter	$4.76	$3.01
Fourth Quarter	$3.54	$2.88

Transition Period Ended December 31, 2015	High	Low
First Quarter	$3.88	$3.26
Second Quarter	$3.98	$2.88
Two Months Ended December 31, 2015	$3.40	$2.98

Year-Ended December 31, 2016	High	Low
First Quarter	$3.37	$1.94
Second Quarter	$2.94	$2.00
Third Quarter	$2.77	$2.16
Fourth Quarter	$2.43	$1.21

As of March 9, 2017, there were 1,347 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers, and any such beneficial owners are not included in this number of holders of record. On March 9, 2017, the last sale price reported on the Nasdaq Capital Market for our common stock was $0.70 per share.

Performance Graph

The following graph compares the percentage change in cumulative total return from April 30, 2011 through December 31, 2016 for (i) our common stock (ii) the Nasdaq Composite Index (iii) the Nasdaq Biotechnology Index and (iv) the Standard & Poor’s Global Healthcare Index. All values assume the investment on April 30, 2011 of $100 at the closing price on such date and reinvestment of the full amount of all dividends (to date, we have not declared any dividends). The stock price performance of the following graph is not necessarily indicative of future stock price performance.

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

Comparison of cumulative total return on investment since April 30, 2011:

	2011-4-30	2012-4-30	2013-4-30	2014-4-30	2015-4-30	2015-12-31	2016-12-31
Tenax Therapeutics, Inc.	$100.00	$100.56	$14.12	$13.79	$9.66	$9.27	$5.51
Nasdaq Composite	$100.00	$106.01	$115.84	$143.19	$171.96	$174.26	$187.33
Nasdaq Biotechnology	$100.00	$116.54	$160.98	$215.04	$313.15	$316.91	$248.19
S&P Global Heathcare	$100.00	$103.13	$130.72	$156.02	$184.01	$175.33	$162.00

Dividend Policy

Since our inception, we have not paid dividends on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Repurchases of Common Stock

None.

Unregistered Sales of Equity Securities

None.

ITEM 6—SELECTED FINANCIAL DATA

The following consolidated financial and operating data set forth below with respect to our consolidated statements of operations and cash flows for the year ended December 31, 2016, the eight months ended December 31, 2015, the fiscal year ended April 30, 2015 and the fiscal year ended April 30, 2014, and the consolidated balance sheets as of December 31, 2016 and December 31, 2015 are derived from the consolidated financial statements included elsewhere in this report. The consolidated statements of operations and cash flows data for fiscal years ended April 30, 2013 and 2012, and the consolidated balance sheet data as of April 30, 2015, 2014, 2013 and 2012 are derived from previously filed consolidated financial statements. The data set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes beginning on page 42 and other financial information included in this report. Our historical results are not necessarily indicative of the results we may achieve in any future period.

	Fiscal Year Ended December 31,	Eight Months Ended December 31,	Fiscal Year Ended April 30,
	2016	2015	2015	2014	2013	2012

Statements of Operations Data:
Total net revenue	$-	$-	$49,286	$158,926	$1,190,928	$363,781
Operating loss	(52,650,739)	(10,425,498)	(14,816,743)	(16,611,120)	(5,189,072)	(8,220,197)
Net loss	(43,923,904)	(10,067,964)	(14,081,812)	(19,541,839)	(9,415,800)	(15,712,410)
Diluted net loss per share (1)	(1.57)	(0.36)	(0.50)	(2.71)	(6.68)	(14.07)
Balance Sheet Data:
Cash, short-term and long-term investments	21,866,681	38,208,001	48,101,534	58,320,555	783,528	1,879,872
Total assets	23,340,175	72,987,078	82,908,344	93,429,440	3,180,643	4,141,934
Long-term liabilities	-	7,962,100	7,962,100	7,973,032	3,049,102	1,361,110
Accumulated deficit	(204,659,603)	(160,735,699)	(150,667,735)	(136,585,923)	(117,044,084)	(107,628,284)
Total stockholders’ equity (deficit)	17,140,938	60,423,348	70,429,034	82,885,361	(1,778,036)	(346,046)
Statements of Cash Flows Data:
Net cash flows from operating activities	(15,871,300)	(8,950,610)	(9,748,794)	(9,261,571)	(4,921,283)	(8,278,366)
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

Change in Fiscal Year

In 2015, our Board of Directors approved a change in our fiscal year to a fiscal year beginning on January 1 and ending on December 31 of each year, such change beginning as of January 1, 2016. As a result of this change, financial results for the year ended December 31, 2016 are compared to the unaudited results for the year ended December 31, 2015, and the financial results for the eight months ended December 31, 2015 are compared to the unaudited financial results for the eight months ended December 31, 2014. When financial results for the fiscal year ended April 30, 2015 are compared to the prior year, the results are presented on the basis of our previous fiscal year-end on a twelve month basis.

Results of operations- Comparison of the years ended December 31, 2016 and 2015

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the years ended December 31, 2016 and 2015, respectively, are as follows:

	Year ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2016	2015
Legal and professional fees	$1,878,032	$2,164,910	$(286,878)	(13)%
Personnel costs	3,390,457	3,269,639	120,818	4%
Other costs	824,307	1,024,092	(199,785)	(20)%
Facilities	140,575	153,227	(12,652)	(8)%
Depreciation and amortization	12,587	59,700	(47,113)	(79)%

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, recruiting costs and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees decreased approximately $287,000 for the year ended December 31, 2016, compared to the prior year. This decrease was primarily due to a reduction in costs incurred for investor relations services, legal fees and fees paid to our Board of Directors, partially offset by an increase in consulting costs.

–
Costs associated with investor relations and communication decreased approximately $220,000 in the current year. This decrease was due primarily to fees paid in the prior year to a third-party investor relations firm that is no longer providing marketing and corporate communications services to us in the current year, as well as the costs incurred for conferences and presentations during the prior year.
–
Legal fees decreased in the current year by approximately $127,000. This decrease was due primarily to additional costs incurred in the prior year related to our filing of a Form 10-KT to transition to a calendar year filer and fees associated with our PFC-based intellectual property portfolio which were not incurred in the current year.
–
Fees paid to our Board of Directors decreased approximately $89,000 in the current year. This decrease was due primarily to the recognized vested value of stock options awarded during the year as compared to the prior year.
–
Consulting costs increased approximately $151,000 in the current year. The increase in costs was due primarily to services performed for market research and channel strategy and implementation which were not incurred during the prior year.

Personnel costs:

Personnel costs increased approximately $121,000 for the year ended December 31, 2016 compared to the prior year. The increase was due primarily to an increase of approximately $267,000 in the recognized expense for the vesting of outstanding stock option awards partially offset by a decrease of approximately $68,000 in salaries and bonuses paid as well as an overall decrease in payroll taxes and benefits paid as compared to the prior year.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The approximately $200,000 decrease in other costs for the year ended December 31, 2016 was due primarily to an approximately $181,000 decrease in franchise taxes paid, a $29,000 decrease in banking fees, as well as general decreases in costs incurred for travel and supplies; partially offset by an increase of approximately $31,000 in insurance costs, as compared to the prior year.

Facilities:

Facilities include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the years ended December 31, 2016 and 2015.

Depreciation and Amortization:

Depreciation and amortization costs decreased approximately $47,000 for the year ended December 31, 2016, compared to the prior year. The decrease in costs was due primarily to amortization costs incurred in the prior year on our PFC-based intellectual property portfolio that was fully impaired as of April 30, 2015.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the years ended December 31, 2016 and 2015, respectively, are as follows:

	Year ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2016	2015
Clinical and preclinical development	$11,681,352	$7,775,366	$3,905,986	50%
Personnel costs	785,550	594,306	191,244	32%
Consulting	640,088	490,210	149,878	31%
Other costs	26,326	25,901	425	2%
Depreciation	6,365	19,004	(12,639)	(67)%

Clinical and preclinical development:

Clinical and preclinical development costs include the costs associated with our Phase III and Phase II clinical trials for levosimendan and Oxycyte. The increase of approximately $3.9 million in clinical and preclinical development costs for the year ended December 31, 2016, compared to the prior year, was primarily due to increased expenditures for CRO costs to manage the Phase III LEVO-CTS clinical trial, partially offset by a reduction in costs incurred in the current period for the development and clinical testing of Oxycyte, which development we decided to suspend in September 2014.

Levosimendan

We incurred approximately $11.7 million in research and development costs for levosimendan during the year ended December 31, 2016, an increase of approximately $4.6 million compared to the prior year. The increase in levosimendan development costs is due primarily to the direct costs of our Phase III LEVO-CTS clinical trial for LCOS. For the year ended December 31, 2016, we recorded CRO costs of approximately $11.7 million for the management of the Phase III trial which includes approximately $4.7 million in pass-through site activation and enrolled patient costs, compared to CRO costs of approximately $7.1 million during the prior year.

Oxycyte

We incurred approximately $12,000 in research and development costs for Oxycyte during the year ended December 31, 2016, a decrease of approximately $576,000 compared to the prior year. The decrease in Oxycyte development costs was due to our decision to suspend development of the Oxycyte product in September 2014 and close out all our sites for the Phase II-B clinical trial for TBI. We do not anticipate any significant additional costs in the future related to this clinical trial or other close-out activities related to the discontinuance of the Oxycyte product development.

Personnel costs:

Personnel costs increased approximately $191,000 for the year ended December 31, 2016 compared to the prior year. This increase was primarily due to severance payments of approximately $156,000 upon resignation of our prior Chief Medical Officer and an increase of approximately $73,000 in overall salaries, including payroll taxes and benefits, paid due to headcount additions during the year to support the clinical development of levosimendan, partially offset by a decrease in bonuses paid of approximately $33,000 as compared to the prior year.

Consulting fees:

Consulting fees increased approximately $150,000 for the year ended December 31, 2016 compared to the same period in the prior year, primarily due to an increase in fees paid to a third-party consulting firm for services provided to improve training and communication with active sites in support of our Phase III LEVO-CTS clinical trial as well as fees paid for pharmacokinetic study analysis, partially offset by a reduction in costs associated with LCOS and septic shock cost and incidence studies.

Other costs:

Other costs remained relatively consistent for the years ended December 31, 2016 and 2015.

Depreciation:

Depreciation costs decreased approximately $13,000 for the year ended December 31, 2016, compared to the prior year. This decrease was due primarily to depreciation of lab equipment that was written off and disposed of in the prior year following our decision to suspend development of our Oxycyte products.

Loss on impairment of long lived assets

Impairment losses and percentage changes for the years ended December 31, 2016 and 2015, respectively, are as follows:

	Year ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2016	2015
Loss on impairment of long-lived assets	$33,265,100	$1,034,863	$32,230,237	3114%

During the year ended December 31, 2016, we recognized an impairment of $33.3 million related to our levosimendan product in Phase III clinical trial, which represents approximately $22 million for in-process research and development, or IPR&D, assets and approximately $11.3 million for Goodwill, as compared to approximately $1.0 million during the year ended December 31, 2015.

The LEVO-CTS trial was completed in December of 2016. Based on the data from the trial, levosimendan, given prophylactically prior to cardiac surgery to patients with reduced left ventricular function, had no effect on the co-primary outcomes. The study did not achieve statistically significant reductions in the dual endpoint of death or use of a mechanical assist device at 30 days, nor in the quad endpoint of death, myocardial infarction, need for dialysis, or use of a mechanical assist device at 30 days. Based on the results of the LEVO-CTS trial, we do not anticipate additional development of levosimendan for the treatment of LCOS in patients undergoing cardiac surgery. As of December 31, 2016, management determined the IPR&D asset, and corresponding Goodwill, was more than temporarily impaired.

Other income and expense, net

Other income and expense includes non-operating income and expense items not otherwise recorded in our consolidated statement of operations. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, changes in the fair value of financial assets and liabilities, interest income earned and fixed asset disposals. Other income for the years ended December 31, 2016 and 2015, respectively, is as follows:

	Year ended December 31,		(Increase)/ Decrease
	2016	2015
Other (income) expense, net	$(764,735)	$(633,632)	$(131,103)

Other income increased approximately $131,000 for the year ended December 31, 2016 compared to the prior year. This increase is due to primarily to a gain of approximately $74,000 on the disposal of fixed assets previously used in the manufacturing of Oxycyte, partially offset by the change in fair value of our Series C warrant derivative liability and a decrease in interest income earned in the current period as compared to the same period in the prior year.

During the year ended December 31, 2016, we recorded a derivative gain of approximately $298,000 which compared to a derivative gain of approximately $154,000 in the prior year. These charges to income are derived from the free-standing Series C warrants which are measured at their fair market value each period using the Monte Carlo simulation model.

During the year ended December 31, 2016, we recorded interest income of approximately $392,000 from our investments in marketable securities. This income is derived from approximately $992,000 in bond interest paid, partially offset by approximately $603,000 in charges for amortization of premiums paid and fair-value adjustments measured each period, which compares to approximately $1.3 million in bond interest paid, partially offset by approximately $862,000 in charges for amortization of premiums paid and fair-value adjustments during the prior year.

Results of operations- Comparison of the eight months ended December 31, 2015 and 2014

General and Administrative Expenses

General and administrative expenses and percentage changes for the eight months ended December 31, 2015 and 2014, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2014	2013
Personnel costs	$10,593,234	$1,490,752	$9,102,482	611%
Legal and professional fees	2,556,643	2,005,311	551,332	27%
Other costs	350,855	(206,788)	557,643	270%
Facilities	157,449	167,693	(10,244)	(6)%
Depreciation and amortization	115,042	111,012	4,030	4%
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

–
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
–
Board of Directors fees decreased in the current period by approximately $64,000. This decrease was due primarily to a reduction in the recognized expense for the vesting of stock options awarded in the current period as compared to the recognized expense for stock options awarded in the same period of the prior year.
–
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

Research and Development Expenses

Research and development expenses and percentage changes for the eight months ended December 31, 2015 and 2014, respectively, are as follows:

	Eight months ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2014
Clinical and preclinical development	$5,560,860	$3,820,196	$1,740,664	46%
Consulting	470,335	15,231	455,104	2988%
Personnel costs	427,873	359,129	68,744	19%
Other costs	25,799	45,911	(20,112)	(44)%

Clinical and preclinical development:

The increase of approximately $1.7 million in clinical and preclinical development costs for the eight months ended December 31, 2015, compared to the same period in the prior year, was primarily due to increased expenditures for CRO costs to manage the Phase III LEVO-CTS clinical trial, partially offset by a reduction in costs incurred in the current period for the development and clinical testing of Oxycyte, which development we decided to suspend in the prior year.

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

	Eight Months ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2014
Interest expense	$1,507	$46,736	$(45,229)	(97)%

During the eight months ended December 31, 2015, interest expense decreased approximately $45,000 compared to the same period in the prior year. The decrease was due primarily to the maturity and settlement of our outstanding convertible notes in June 2014.

Other income and expense, net

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

Results of operations- Comparison of the years ended April 30, 2015 and 2014

Revenue

Product Revenue and Gross Profit

In prior years, we generated revenue from the sale of Dermacyte® through distribution agreements, on-line retailers and direct sales to physician and medical spa facilities. Product revenue, cost of sales and gross profit, as well as corresponding percentage changes, for the years ended April 30, 2015 and 2014 are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2014
Product revenue	$-	$25,731	$(25,731)	(100)%
Cost of sales	-	129,800	(129,800)	(100)%
Gross profit	$-	$(104,069)	$104,069	(100)%

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

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2014
Government grant revenue	$49,286	$262,995	$(213,709)	(81)%

For the year ended April 30, 2015, we recorded approximately $49,000 in revenue under the grant program as compared to approximately $263,000 in revenue during the prior year. The decrease in revenue earned under the grant is due primarily to our completion of multiple studies in the prior year.

General and Administrative Expenses

General and administrative expenses and percentage changes for the year ended April 30, 2015 and 2014, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2014
Legal and professional fees	$3,017,584	$2,556,643	$460,941	18%
Personnel costs	2,986,589	10,593,234	(7,606,645)	(72)%
Other costs	890,940	350,855	540,085	154%
Facilities	160,818	157,449	3,369	2%
Depreciation and amortization	114,848	115,042	(194)	(0)%

Legal and professional fees:

Legal and professional fees increased approximately $460,000 for the year ended April 30, 2015 compared to the year ended April 30, 2014. This increase was primarily due to costs incurred for investor relations services, consulting fees and Board of Directors fees, partially offset by a decrease in legal fees.

–
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
–
Board of Directors fees increased in the year ended April 30, 2015 by approximately $420,000. This increase was due primarily to approximately $280,000 in recognized expense for the vesting of stock options awarded and an increase of approximately $140,000 in fees paid due to the addition of a director and the restructuring of directors’ fees in the year ended April 30, 2015.
–
Consulting costs increased approximately $132,000 in the year ended April 30, 2015 due primarily to fees paid for recruiting firms for placement services and contract labor in the year ended April 30, 2015.
–
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

–
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
–
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

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the years ended April 30, 2015 and 2014.

Research and Development Expenses

Research and development expenses and percentage changes for the years ended April 30, 2015 and 2014, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2014
Clinical and preclinical development	$6,034,702	$1,947,461	$4,087,241	210%
Personnel costs	525,561	818,264	(292,703)	(36)%
Consulting	35,106	153,506	(118,400)	(77)%
Depreciation	33,292	35,447	(2,155)	(6)%
Other costs	27,287	31,780	(4,493)	(14)%
Facilities	4,439	10,263	(5,824)	(57)%

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

Facilities:

Facilities expense remained relatively consistent for the years ended April 30, 2015 and 2014.

Interest expense

Interest expense and percentage changes for the year ended April 30, 2015 and 2014, respectively, are as follows:

	Year ended April 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2015	2014
Interest expense	$49,081	$2,212,283	$(2,163,202)	(98)%

During the year ended April 30, 2015, interest expense decreased approximately $2.2 million compared to the year ended April 30, 2014. The decrease was due primarily to noncash interest charges recorded in the year ended April 30, 2014 related to our convertible notes which matured in the first quarter of the year ended April 30, 2015.

Other income and expense, net

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

Liquidity, capital resources and plan of operation

We have incurred losses since our inception and as of December 31, 2016, we had an accumulated deficit of approximately $205 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan for heart failure and other potential indications, as well as identifying and developing other potential product candidates, and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $13,628,175 and $20,560,353 and working capital of $7,428,938 and $15,958,723 as of December 31, 2016 and December 31, 2015, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

Clinical and Preclinical Product Development

We are in the clinical trial stage in the development of our product candidates. We recently completed a Phase III clinical trial for levosimendan. We expect our primary focus will be on initiating additional clinical and preclinical studies for levosimendan for heart failure or other potential indications. Our ability to continue to pursue testing and development of our products beyond the first half of calendar year 2018 may depend on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining any necessary resources.

Financings

During the years ended April 30, 2015 and 2014, we received approximately $544,000 and $7.1 million and issued 209,230 and 3,161,145 shares of common stock, respectively upon the exercise of our outstanding warrants. We did not complete any financings during the year ended December 31, 2016 or the eight months ended December 31, 2015.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2016	2015
Net cash used in operating activities	$(15,871,300)	$(12,057,891)
Net cash provided by investing activities	22,206,802	4,206,244
Net cash used in financing activities	-	(164,224)

Net cash used in operating activities.  Net cash used in operating activities was $15.9 million for the year ended December 31, 2016 compared to net cash used in operating activities of $12.1 million for the year ended December 31, 2015. The increase in cash used for operating activities of $3.8 million was due primarily to cost incurred for the Phase III clinic trials for LCOS.

Net cash provided by investing activities. Net cash provided by investing activities was $22.2 million for the year ended December 31, 2016 compared to net cash used in investing activities of $4.2 million for the year ended December 31, 2015. The increase in cash provided by investing activities was due primarily to the sales of marketable securities.

Net cash used in financing activities. Net cash used in financing activities was $0 for the year ended December 31, 2016 compared to net cash used in financing activities of $164,224 for the year ended December 31, 2015. The decrease in net cash used in financing activities was due to payments of short term notes in the prior period.

	Eight months ended December 31,
	2015	2014
Net cash used in operating activities	$(8,950,610)	$(6,632,268)
Net cash provided by (used in) investing activities	4,784,732	(40,356,616)
Net cash (used in) provided by financing activities	(100,160)	344,654

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
-
the possible costs of litigation.

Based on our working capital at December 31, 2016 we believe we have sufficient capital on hand to continue to fund operations through the first half of calendar year 2018.

We will need substantial additional capital in the future in order to fund the development and commercialization of levosimendan and our future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent contractual liabilities for which we cannot reasonably predict future payment, including contingencies related to potential future development, financing, contingent royalty payments and/or scientific, regulatory or commercial milestone payments under development agreements. The following table summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$528,655	$112,431	$354,421	$61,803	$-

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

Preclinical Study and Clinical Accruals—We estimate our preclinical study and clinical trial expenses based on the services received pursuant to contracts with several research institutions and CROs that conduct and manage preclinical and clinical trials on our behalf. The financial terms of the agreements vary from contract to contract and may result in uneven expenses and payment flows. Preclinical study and clinical trial expenses include the following:

-
fees paid to CROs in connection with clinical trials;
-
fees paid to research institutions in conjunction with preclinical research studies; and
-
fees paid to contract manufacturers and service providers in connection with the production and testing of active pharmaceutical ingredients and drug materials for use in preclinical studies and clinical trials.

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

Impairment Testing—In accordance with GAAP, goodwill impairment testing is performed annually, or more frequently if indicated by events or conditions. In the course of the evaluation of the potential impairment of goodwill, either a qualitative or a quantitative assessment may be performed. If a qualitative evaluation determines that no impairment exists, then no further analysis is performed. If a qualitative evaluation is unable to determine whether impairment has occurred, a quantitative evaluation is performed. The quantitative impairment test first identifies potential impairments by comparing the fair value of the reporting unit with its carrying value. If the fair value exceeds the carrying amount, goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is calculated and an impairment is recorded if the implied fair value is less than the carrying amount. The determination of goodwill impairment is highly subjective. It considers many factors both internal and external and is subject to significant changes from period to period.

During the year ended December 31, 2016, we recognized an impairment charge of $33.3 million related to our levosimendan product in Phase III clinical trial, which represents approximately $22 million for IPR&D assets and approximately $11.3 million for goodwill.

The LEVO-CTS trial was completed in December of 2016. Based on the data from the trial, levosimendan, given prophylactically prior to cardiac surgery to patients with reduced left ventricular function, had no effect on the co-primary outcomes. The study did not achieve statistically significant reductions in the dual endpoint of death or use of a mechanical assist device at 30 days, nor in the quad endpoint of death, myocardial infarction, need for dialysis, or use of a mechanical assist device at 30 days. Based on the results of the LEVO-CTS trial, we do not anticipate additional development of levosimendan for the treatment of LCOS in patients undergoing cardiac surgery. As of December 31, 2016, management determined the IPR&D asset, and corresponding Goodwill, was more than temporarily impaired.

No goodwill impairment charges have resulted from this analysis for the eight months ended December 31, 2015, or the years ended April 30, 2015 and 2014.

Fair market value accounting (derivative warrant liability)—A significant estimate that could have a material effect on net (loss) gain is the fair market value accounting for our derivative liability. Our derivative liability consists of free standing warrants that are recorded as liabilities due to the price protection anti-dilution provisions in the event of a subsequent equity sale. As a result, the warrants must be recorded as a liability at fair value. The changes in fair value are posted in other (income) expense. We utilize the Monte Carlo method to estimate the fair value of our warrants. The three most significant factors in the Monte Carlo method are (i) our stock price, (ii) the volatility of our stock price and (iii) the remaining term of the warrants. During the year ending December 31, 2016, a $1.33 decrease in the value of our stock was the primary cause of the $298,248 derivative gain.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board, or the FASB, issued a new accounting standard that provides guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities, or a set, does not qualify to be a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires a set to be considered a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and removes the evaluation as to whether a market participant could replace the missing elements. The new standard will be effective for us on January 1, 2018 and will be adopted on a prospective basis. Early adoption is permitted. We are currently evaluating the effect that the standard will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued a new accounting standard that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. The new standard is effective for us in our first quarter of fiscal 2018 and earlier adoption is permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB, issued a new accounting standard that amends how credit losses are measured and reported for certain financial instruments that are not accounted for at fair value through net income. This new standard will require that credit losses be presented as an allowance rather than as a write-down for available-for-sale debt securities and will be effective for interim and annual reporting periods beginning January 1, 2020, with early adoption permitted, but not earlier than annual reporting periods beginning January 1, 2019. A modified retrospective approach is to be used for certain parts of this guidance, while other parts of the guidance are to be applied using a prospective approach. We are currently evaluating the impact that this new standard will have on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued a new accounting standard intended to improve financial reporting regarding leasing transactions. The new standard will require us to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leased assets. The new standard will also require us to provide enhanced disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from all leases, operating and capital, with lease terms greater than 12 months. The new standard is effective for financial statements beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact that this new standard will have on our financial statements and related disclosures.

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

In August 2014, the FASB issued a new accounting standard that will require management to assess and evaluate whether conditions or events exist, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements issue date. It is effective for annual periods ending after December 15, 2016 and for annual and interim periods thereafter; early adoption is permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

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
Morrisville, North Carolina

We have audited the accompanying consolidated balance sheets of Tenax Therapeutics, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2016, eight months ended December 31, 2015 and the years ended April 30, 2015 and 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A - Controls and Procedures in the Company’s December 31, 2016 Annual Report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016, the eight months ended December 31, 2015 and the years ended April 30, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

For the period ended December 31, 2016, the Company recognized a net loss of approximately $43.9 million and as of December 31, 2016, the Company had incurred cumulative net losses of approximately $204.7 million. Management’s plans with regard to liquidity and capital resources are described in Note B.

/s/ CHERRY BEKAERT LLP

Raleigh, North Carolina
March 16, 2017

TENAX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Current assets
Cash and cash equivalents	$9,995,955	$3,660,453
Marketable securities	3,284,616	16,528,494
Accounts receivable	72,599	49,448
Prepaid expenses	275,005	321,958
Total current assets	13,628,175	20,560,353
Marketable securities	8,586,110	18,019,054
Property and equipment, net	19,105	35,786
Intangible assets, net	-	22,000,000
Goodwill	-	11,265,100
Other assets	1,106,785	1,106,785
Total assets	$23,340,175	$72,987,078

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$727,599	$972,483
Accrued liabilities	5,245,546	3,104,807
Warrant liabilities	226,092	524,340
Total current liabilities	6,199,237	4,601,630
Deferred tax liability	-	7,962,100
Total liabilities	6,199,237	12,563,730

Commitments and contingencies; see Note H
Stockholders' equity
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 28,120,021 and 28,119,694, respectively	2,812	2,812
Additional paid-in capital	221,816,447	221,285,677
Accumulated other comprehensive loss	(18,718)	(129,442)
Accumulated deficit	(204,659,603)	(160,735,699)
Total stockholders’ equity	17,140,938	60,423,348
Total liabilities and stockholders' equity	$23,340,175	$72,987,078

The accompanying notes are an integral part of these Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,	Eight months ended December 31,	Year ended April 30,
	2016	2015	2015	2014

Product revenue	$-	$-	$-	$25,731
Cost of sales	-	-	-	129,800
Net product revenue	-	-	-	(104,069)
Government grant revenue	-	-	49,286	262,995
Total net revenue	-	-	49,286	158,926

Operating expenses
General and administrative	6,245,958	3,940,631	7,170,779	13,773,325
Research and development	13,139,681	6,484,867	6,660,387	2,996,721
Loss on impairment of long-lived assets	33,265,100	-	1,034,863	-
Total operating expenses	52,650,739	10,425,498	14,866,029	16,770,046

Net operating loss	52,650,739	10,425,498	14,816,743	16,611,120

Interest expense	-	1,507	49,081	2,212,283
Other (income) expense	(764,735)	(359,041)	(784,012)	718,436
Income tax benefit	(7,962,100)	-	-	-
Net loss	$43,923,904	$10,067,964	$14,081,812	$19,541,839

Unrealized (gain) loss on marketable securities	(110,724)	156,160	(26,718)	-
Total comprehensive loss	$43,813,180	$10,224,124	$14,055,094	$19,541,839

Reconciliation of net loss to net loss attributable to common stockholders
Net loss	$43,923,904	$10,067,964	$14,081,812	$19,541,839
Preferred stock dividend	-	-	-	5,803,362
Net loss attributable to common stockholders	$43,923,904	$10,067,964	$14,081,812	$25,345,201

Net loss per share, basic and diluted	$(1.56)	$(0.36)	$(0.50)	$(2.71)
Weighted average number of common shares outstanding, basic and diluted	28,119,835	28,119,597	28,077,963	9,362,031

The accompanying notes are an integral part of these Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders' equity

Balance at April 30, 2013	987	$1	1,930,078	$193	$115,265,854	$-	$(117,044,084)	$(1,778,036)
Preferred stock sold, net of offering costs	5,369	1			4,895,187			4,895,188
Preferred stock issued for convertible debt	4,600	3			4,599,997			4,600,000
Common and preferred stock issued for asset purchase	32,992	3	1,366,844	137	24,046,860			24,047,000
Common stock sold, net of offering costs			10,678,571	1,068	54,907,282			54,908,350
Common stock issued for convertible preferred stock	(43,948)	(8)	9,056,415	906	(898)			-
Common stock issued as interest on convertible debt			4,881	1	220,040			220,041
Common stock issued as dividend on convertible preferred stock			1,407,485	140	(140)			-
Compensation on options and restricted stock issued			50,144	5	8,131,619			8,131,624
Common stock issued for services rendered			198,668	20	499,980			500,000
Exercise of warrants			3,161,145	316	7,135,753			7,136,069
Reclassification of warrants from equity to derivative liability					(233,036)			(233,036)
Fractional shares of common stock due to reverse stock split			3,769					-
Net loss							(19,541,839)	(19,541,839)
Balance at April 30, 2014	-	$-	27,858,000	$2,786	$219,468,498	$-	$(136,585,923)	$82,885,361
Compensation on options and restricted stock issued			29,956	3	465,151			465,154
Common stock issued for services rendered			22,079	2	99,998			100,000
Common stock issued as interest on convertible debt			255	-	11,500			11,500
Issuance of warrants					478,115			478,115
Exercise of warrants			209,230	21	543,977			543,998
Unrealized gain (loss) on marketable securities						26,718	-	26,718
Net loss							(14,081,812)	(14,081,812)
Balance at April 30, 2015	-	$-	28,119,520	$2,812	$221,067,239	$26,718	$(150,667,735)	$70,429,034
Compensation on options and restricted stock issued			174	-	218,438			218,438
Unrealized gain (loss) on marketable securities						(156,160)		(156,160)
Net loss							(10,067,964)	(10,067,964)
Balance at December 31, 2015	-	$-	28,119,694	$2,812	$221,285,677	$(129,442)	$(160,735,699)	$60,423,348
Compensation on options and restricted stock issued			327	-	530,770			530,770
Unrealized gain (loss) on marketable securities						110,724		110,724
Net loss							(43,923,904)	(43,923,904)
Balance at December 31, 2016	-	$-	28,120,021	$2,812	$221,816,447	$(18,718)	$(204,659,603)	$17,140,938

The accompanying notes are an integral part of these Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,	Eight months ended December 31,	Year ended April 30,
	2016	2015	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(43,923,904)	$(10,067,964)	$(14,081,812)	$(19,541,839)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	18,952	31,224	148,140	150,489
Interest on debt instruments	-	-	45,606	2,181,955
Loss on impairment, disposal and write down of long-lived assets	33,265,100	-	1,034,863	-
Gain on disposal of property and equipment	(74,388)	-	(6,050)	2,519
Issuance and vesting of compensatory stock options and warrants	529,708	217,736	769,906	8,042,662
Issuance of common stock as compensation	1,062	703	117,295	651,460
Change in the fair value of warrants	(298,248)	(48,105)	(382,431)	721,840
Amortization of premium on marketable securities	652,861	669,915	674,378	-
Deferred income taxes	(7,962,100)	-	-	-
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	23,801	13,197	(793,148)	519,255
Inventory	-	-	-	99,204
Accounts payable and accrued liabilities	1,895,856	232,684	2,724,459	(2,089,116)
Net cash used in operating activities	(15,871,300)	(8,950,610)	(9,748,794)	(9,261,571)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(7,255,578)	(5,554,385)	(55,142,333)	-
Sale of marketable securities	29,390,264	10,355,805	14,319,630	-
Purchase of property and equipment	(2,884)	(16,688)	(4,234)	(9,804)
Proceeds from the sale of property and equipment	75,000	-	6,500	-
Capitalization of patent costs and license rights	-	-	(105,423)	(137,234)
Net cash provided by (used in) investing activities	22,206,802	4,784,732	(40,925,860)	(147,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock and exercise of stock options and warrants, net of related expenses and payments	-	-	543,998	62,044,419
Proceeds from issuance of notes payable, net of issuance costs	-	-	172,025	141,320
Payments on notes - short-term	-	(100,160)	(435,433)	(135,291)
Net cash (used in) provided by financing activities	-	(100,160)	280,590	66,945,636

Net change in cash and cash equivalents	6,335,502	(4,266,038)	(50,394,064)	57,537,027
Cash and cash equivalents, beginning of period	3,660,453	7,926,491	58,320,555	783,528
Cash and cash equivalents, end of period	$9,995,955	$3,660,453	$7,926,491	$58,320,555

Cash paid for:
Interest	$-	$1,507	$3,475	$30,328

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

Non-cash financing activities during the year ended April 30, 2014:

-
TheCompany issued 4,881 shares of restricted common stock for the payment of interest accrued on convertible notes. The shares were issued at a conversion price of $45.10 for the payment of $220,041 interest payable on convertible notes with a gross carrying value of $4,900,000.
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

TENAX THERAPEUTICS, INC.

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

During the year ended December 31, 2016, the Company recognized an impairment charge of $33.3 million related to our levosimendan product in Phase III clinical trial, which represents approximately $22 million for in-process research and development (“IPR&D”) assets and approximately $11.3 million for goodwill.

The LEVO-CTS trial was completed in December of 2016. Based on the data from the trial, levosimendan, given prophylactically prior to cardiac surgery to patients with reduced left ventricular function, had no effect on the co-primary outcomes. The study did not achieve statistically significant reductions in the dual endpoint of death or use of a mechanical assist device at 30 days, nor in the quad endpoint of death, myocardial infarction, need for dialysis, or use of a mechanical assist device at 30 days. Based on the results of the LEVO-CTS trial, the Company does not anticipate additional development of levosimendan for the treatment of LCOS in patients undergoing cardiac surgery. As of December 31, 2016, management determined the IPR&D asset, and corresponding Goodwill, was more than temporarily impaired.

There was no impairment to goodwill recognized during 2015 and 2014.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity date of three months or less, when acquired, to be cash equivalents.

Cash Concentration Risk

On July 21, 2010, the Wall Street Reform and Consumer Protection Act permanently increased the Federal Deposit Insurance Corporation (the “FDIC”) insurance limits to $250,000 per depositor per insured bank. The Company had cash balances of $9,362,812 and $2,908,446 uninsured by the FDIC as of December 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

The Company has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. The Company had total current assets of $13,628,175 and $20,560,353 and working capital of $7,428,937 and $15,958,723 as of December 31, 2016 and 2015, respectively.

Cash resources, including the fair value of the Company’s available for sale marketable securities as of December 31, 2016 were approximately $21.9 million, compared to approximately $38.2 million as of December 31, 2015.

The Company expects to continue to incur expenses related to development of levosimendan for heart failure and other potential indications, as well as identifying and developing other potential product candidates. Based on its resources at December 31, 2016, the Company believes that it has sufficient capital to fund its planned operations through the first half of calendar year 2018. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

TENAX THERAPEUTICS, INC.

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

TENAX THERAPEUTICS, INC.

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

The following outstanding options, restricted stock grants, convertible note shares and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Year ended December 31,	Eight months ended December 31,	Year ended April 30,
	2016	2015	2015	2014

Options to purchase common stock	4,742,032	4,032,698	3,718,298	3,647,858
Warrants to purchase common stock	2,415,675	2,728,236	2,728,236	2,762,466
Restricted stock grants	214	394	90	42,629
Convertible note shares outstanding	-	-	-	6,652

TENAX THERAPEUTICS, INC.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”), issued a new accounting standard that provides guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities, or a set, does not qualify to be a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires a set to be considered a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and removes the evaluation as to whether a market participant could replace the missing elements. The new standard will be effective for the Company on January 1, 2018 and will be adopted on a prospective basis. Early adoption is permitted. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued a new accounting standard that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. The new standard is effective for the Company in its first quarter of fiscal 2018 and earlier adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued a new accounting standard that amends how credit losses are measured and reported for certain financial instruments that are not accounted for at fair value through net income. This new standard will require that credit losses be presented as an allowance rather than as a write-down for available-for-sale debt securities and will be effective for interim and annual reporting periods beginning January 1, 2020, with early adoption permitted, but not earlier than annual reporting periods beginning January 1, 2019. A modified retrospective approach is to be used for certain parts of this guidance, while other parts of the guidance are to be applied using a prospective approach. The Company is currently evaluating the impact that this new standard will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued a new accounting standard intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance includes provisions to reduce the complexity related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company does not believe adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued a new accounting standard that supersedes nearly all existing revenue recognition guidance under GAAP. The new standard is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued a new standard to clarify the implementation guidance on principal versus agent considerations, and in April 2016, the FASB issued a new standard to clarify the implementation guidance on identifying performance obligations and licensing. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from annual periods beginning after December 15, 2016, to annual periods beginning after December 15, 2017, with an option that permits companies to adopt the standard as early as the original effective date. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and the Company does not believe adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

TENAX THERAPEUTICS, INC.

In February 2016, the FASB issued a new accounting standard intended to improve financial reporting regarding leasing transactions. The new standard will require the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leased assets. The new standard will also require it to provide enhanced disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from all leases, operating and capital, with lease terms greater than 12 month. The new standard is effective for financial statements beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. See Note H for the Company’s current lease commitments. The Company is currently evaluating the impact that this new standard will have on its financial statements and related disclosures.

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

In August 2014, the FASB issued a new accounting standard that will require management to assess and evaluate whether conditions or events exist, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements issue date. It is effective for annual periods ending after December 15, 2016 and for annual and interim periods thereafter; early adoption is permitted. The adoption of this new standard did not have a material effect on the Company’s consolidated financial statements.

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

TENAX THERAPEUTICS, INC.

For the year ended December 31, 2016, the Company recognized a loss of $41,955, and a loss of $43,871 for the eight months ended December 31, 2015. For the fiscal years ended April 30, 2015 and 2014, the Company recognized a gain of $1,025, and $0, respectively.

Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At December 31, 2016, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments are classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	December 31, 2016
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$11,780,631	$108,813	$5,385	$(24,103)	$11,870,726

The following table summarizes the scheduled maturity for the Company’s investments at December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015
Maturing in one year or less	$3,284,616	$16,528,494
Maturing after one year through three years	8,586,110	18,019,054
Total investments	$11,870,726	$34,547,548

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

TENAX THERAPEUTICS, INC.

The Monte Carlo model is used for the Series C Warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. This requires Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and fundamental transactions.  The other assumptions used by the Company are summarized in the following table for the Series C Warrants that were outstanding as of December 31, 2016 and December 31, 2015:

Series C Warrants	December 31, 2016	December 31, 2015
Closing stock price	$1.95	$3.28
Expected dividend rate	0%	0%
Expected stock price volatility	79.60%	84.08%
Risk-free interest rate	1.35%	1.44%
Expected life (years)	2.56	3.56

As of December 31, 2016, the fair value of the warrant liability was $226,092. The Company recorded a gain of $298,248 for the change in fair value as a component of other expense on the consolidated statement of comprehensive loss for the year ended December 31, 2016.

The Company recorded a gain of $48,105 for the change in fair value as a component of other expense on the consolidated statement of comprehensive loss for the eight months ended December 31, 2015.

For the fiscal years ended April 30, 2015 and 2014, the Company recognized a gain of $382,431 and a loss of $721,840, respectively, for the change in fair value as a component of other expense on the consolidated statement of operations.

A roll-forward of fair value measurements using significant unobservable inputs (Level 3) for the warrants for the year ended December 31, 2016, for the eight months ended December 31, 2015 and the year ended April 30, 2015 are as follows:

Balance, at April 30, 2014	$954,876
Issuance of warrants	-
Exercise of warrants	-
Gain included in income from change in fair value of warrants for the period	(382,431)
Balance, at April 30, 2015	$572,445
Issuance of warrants	-
Exercise of warrants	-
Gain included in income from change in fair value of warrants for the period	(48,105)
Balance, at December 31, 2015	$524,340
Issuance of warrants	-
Exercise of warrants	-
Gain included in income from change in fair value of warrants for the period	(298,248)
Balance, at December 31, 2016	$226,092

As of December 31, 2016, 240,523 Series C Warrants are outstanding.

TENAX THERAPEUTICS, INC.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015:

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2016	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$9,995,955	$9,995,955	$-	$-
Marketable securities	$3,284,616	$-	$3,284,616	$-

Long-term Assets
Marketable securities	$8,586,110	$-	$8,586,110	$-

Current Liabilities
Warrant liabilities	$226,092	$-	$-	$226,092

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2015	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$3,660,453	$3,660,453	$-	$-
Marketable securities	$16,528,494	$-	$16,528,494	$-

Long-term Assets
Marketable securities	$18,019,054	$-	$18,019,054	$-

Current Liabilities
Warrant liabilities	$524,340	$-	$-	$524,340

There were no significant transfers between levels during the year ended December 31, 2016.

Change in Fiscal Year

In 2015, the Company’s Board of Directors approved a change in the Company’s fiscal year to a fiscal year beginning on January 1 and ending on December 31 of each year, such change beginning as of January 1, 2016. Accordingly, this annual report on Form 10-K includes financial statements as of and for (i) the calendar year ended December 31, 2016; (ii) the eight months ended December 31, 2015; and (iii) the fiscal years ended April 30, 2015 and 2014.

For comparative purposes, an unaudited consolidated statement of operations and comprehensive loss has been included for the year ended December 31, 2015 and for the eight month period from May 1, 2014 to December 31, 2014. The financial information for the year ended December 31, 2015 and the eight months ended December 31, 2014 has not been audited and is derived from the Company’s books and records. In the opinion of management, the financial information for the year ended December 31, 2015 and the eight months ended December 31, 2014 reflects all adjustments necessary to present the financial position and results of operations in accordance with generally accepted accounting principles. Prior to the year-end change, the Company’s fiscal year ended on April 30 of each year.

TENAX THERAPEUTICS, INC.

NOTE C—BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment consist of the following:

	December 31, 2016	December 31, 2015
Laboratory equipment	$354,861	$514,214
Computer equipment and software	101,677	139,984
Office furniture and fixtures	130,192	130,192
	586,730	784,390
Less: Accumulated depreciation	(567,625)	(748,604)
	$19,105	$35,786

Depreciation and amortization expense was $18,952 and $31,224 for the year ended December 31, 2016 and for the eight months ended December 31, 2015, respectively.

For the fiscal years ended April 30, 2015 and 2014, depreciation and amortization expense was $77,836 and $88,300, respectively.

Accrued liabilities

Accrued liabilities consist of the following:

	December 31, 2016	December 31, 2015
Operating costs	$4,361,538	$2,559,092
Employee related	884,008	545,715
	$5,245,546	$3,104,807

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

TENAX THERAPEUTICS, INC.

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

●
Exercise price equal to the common stock price as of the Valuation Date.
●
Term based on management’s risk-adjusted expected time to meeting the vesting condition, which was further increased by 6 months to reflect the marketability restriction of the unregistered stock, consistent with SEC Rule 144 of the Securities Act.
●
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

TENAX THERAPEUTICS, INC.

The fair value of the acquired IPR&D, intangible asset of approximately $22.0 million was determined using the multi-period excess earnings method. The Company did not acquire any other class of assets as a result of the acquisition.

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

TENAX THERAPEUTICS, INC.

NOTE E—INTANGIBLE ASSETS

The following table summarizes our intangible assets as of December 31, 2016:

Asset Category	Weighted Average Amortization Period (in Years)	Value Assigned	Accumulated Amortization	Impairments	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	N/A	$22,000,000	$-	$(22,000,000)	$-
Total		$22,000,000		$(22,000,000)	$-

The following table summarizes our intangible assets as of December 31, 2015:

Asset Category	Weighted Average Amortization Period (in Years)	Value Assigned	Accumulated Amortization	Impairments	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	N/A	$22,000,000	$-	$-	$(22,000,000)
Total		$22,000,000		$-	$(22,000,000)

There was no amortization expense for the year ended December 31, 2016 and the eight months ended December 31, 2015.

For the fiscal years ended April 30, 2015 and 2014 the aggregate amortization expense on intangible assets was $70,304 and $62,189, respectively.

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

During the year ended December 31, 2016, the Company recognized an impairment charge of $33.3 million related to our levosimendan product in Phase III clinical trial, which represents approximately $22 million for IPR&D assets and approximately $11.3 million for goodwill.

The LEVO-CTS trial was completed in December of 2016. Based on the data from the trial, levosimendan, given prophylactically prior to cardiac surgery to patients with reduced left ventricular function, had no effect on the co-primary outcomes. The study did not achieve statistically significant reductions in the dual endpoint of death or use of a mechanical assist device at 30 days, nor in the quad endpoint of death, myocardial infarction, need for dialysis, or use of a mechanical assist device at 30 days. Based on the results of the LEVO-CTS trial, the Company does not anticipate additional development of levosimendan for the treatment of LCOS in patients undergoing cardiac surgery. As of December 31, 2016, the Company determined the IPR&D asset, and corresponding Goodwill, was more than temporarily impaired.

Patents and License Rights—The Company currently holds, has filed for, or owns exclusive rights to, U.S. and worldwide patents covering 9 various methods and uses of its perfluorocarbon (“PFC”) technology. It capitalizes amounts paid to third parties for legal fees, application fees and other direct costs incurred in the filing and prosecution of its patent applications. These capitalized costs are amortized on a straight-line method over their useful life or legal life, whichever is shorter. For the fiscal years ended April 30, 2015 and 2014, the Company capitalized patent costs of approximately $105,000 and $137,000, respectively.

TENAX THERAPEUTICS, INC.

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

NOTE F—NOTES PAYABLE

Convertible Note

On June 29, 2011, the Company issued a note (the “June Note”) with a principal amount of approximately $300,000 and Warrants to purchase 6,652 shares of common stock. On July 1, 2011, the Company issued a separate note (together with the June Note, the “Notes”) with a principal amount of $4,600,000 and warrants to purchase 101,996 shares of common stock. The aggregate gross proceeds to the Company from the offering were approximately $4.9 million, excluding any proceeds from the exercise of any warrants. The aggregate placement agent fees were $297,000 and legal fees associated with the offering were $88,839. These costs have been capitalized as debt issue costs and will be amortized as interest expense over the life of the Notes. The Company recorded amortization of debt issue costs of $21,427 and $128,616, for the years ended April 30, 2015 and 2014, respectively. All debt issue costs were fully amortized in the first quarter of fiscal year ending April 30, 2015.

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

The total value allocated to the warrants was $1,960,497 and was recorded as a debt discount against the proceeds of the notes. In addition, the beneficial conversion features related to the Notes were determined to be $2,939,504.  As a result, the aggregate discount on the Notes totaled $4,900,001, and was amortized over the term of the notes. For the fiscal years ended April 30, 2015 and 2014, the Company recorded interest expense for the amortization of debt discount of $16,678 and $483,330, respectively.

TENAX THERAPEUTICS, INC.

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

During the year ended April 30, 2014, all 32,992 shares of Series E Stock were converted into 3,299,200 shares of common stock. As of December 31, 2016 and December 31, 2015 there were no shares of Series E Stock outstanding.

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

TENAX THERAPEUTICS, INC.

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

During the year ended April 30, 2014, 4,600 shares of Series D Stock were converted into 2,358,974 shares of common stock and the Company issued 576,084 shares of its common stock in the form of Series D Stock dividends. As of December 31, 2016 and December 31, 2015 there were no shares of Series D Stock outstanding.

TENAX THERAPEUTICS, INC.

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

TENAX THERAPEUTICS, INC.

During the year ended April 30, 2014, 5,369 shares of Series C Stock were converted into 2,753,327 shares of common stock and the Company issued 831,401 shares of its common stock for the payment of $1,288,560 as dividends on the Series C Stock. As of December 31, 2016 and December 31, 2015 there were no shares of Series C Stock outstanding.

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

During the year ended April 30, 2014, 987 shares of Series B Stock were converted into 644,915 shares of common stock. As of December 31, 2016 and December 31, 2015 there were no shares of Series B Stock outstanding.

On February 23, 2015, the Company filed certificates of elimination (the “Certificates of Elimination”) with the Secretary of State of Delaware effecting the elimination of the Certificates of Designations with respect to the Series A Stock, Series B-1 Stock, Series B-2 Stock, Series C Stock, Series D Stock and Series E Stock. No shares of the Preferred Stock were outstanding at the time of the filing of the Certificates of Elimination. The Certificates of Elimination, which were effective upon filing, canceled the Company’s Series A Stock, Series B-1 Stock, Series B-2 Stock, Series C Stock, Series D Stock and Series E Stock. At the time of filing the Certificates of Elimination, no shares of preferred stock remained outstanding. As of December 31, 2016, 10,000,000 shares of preferred stock are undesignated.

TENAX THERAPEUTICS, INC.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of December 31, 2016 and December 31, 2015 there were 28,120,021 and 28,119,694 shares of common stock issued and outstanding.

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

During the year ended April 30, 2015, the Company received proceeds of $544,000 and issued 209,230 shares of common stock upon the exercise of the Series D warrants. As of December 31, 2016, 2,149,745 Series D Warrants are outstanding.

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

TENAX THERAPEUTICS, INC.

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

During the year ended April 30, 2014, the Company received cash of approximately $6.5 million and issued 2,512,825 shares of common stock upon the exercise of outstanding Series C Warrants. As of December 31, 2016, 240,523 Series C Warrants are outstanding.

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

As of December 31, 2016, the fair value of the warrant liability was $226,092. The Company recorded a gain of $298,248 for the change in fair value as a component of other expense on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2016.

For the eight months ended December 31, 2015, the Company recognized a gain of $48,105 for the change in fair value as a component of other expense on the consolidated statements of operations and comprehensive loss.

For the fiscal years ended April 30, 2015 and 2014, the Company recognized a gain of $382,431 and a loss of $721,840, respectively, for the change in fair value as a component of other expense on the consolidated statements of operations and comprehensive loss.

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

During the year ended April 30, 2014, the Company received proceeds of $567,000 and issued 630,000 shares of common stock upon the exercise of the Series B warrants. As of December 31, 2016, there were no Series B warrants outstanding.

As of December 31, 2016, the Company has 2,415,675 warrants outstanding. During the year ended December 31, 2016, no warrants were issued or exercised.

TENAX THERAPEUTICS, INC.

The following table summarizes the Company’s warrant activity for the year ended December 31, 2016, the eight months ended December 31, 2015 and the fiscal years ended April 30, 2015 and 2014:

	Warrants	Weighted Average Exercise Price
Outstanding at April 30, 2013	759,410	$11.00
Issued	5,165,862	2.60
Exercised	(3,161,145)	2.26
Forfeited	(1,661)	126.00
Outstanding at April 30, 2014	2,762,466	$4.28
Issued	175,000	4.00
Exercised	(209,230)	2.60
Outstanding at April 30, 2015	2,728,236	$4.39
Issued	-	-
Exercised	-	-
Outstanding at December 31, 2015	2,728,236	$4.39
Issued	-	-
Exercised	-	-
Forfeited	(312,561)	17.93
Outstanding at December 31, 2016	2,415,675	$2.64

During the fiscal years ended April 30, 2015 and 2014, the Company received approximately $544,000 and $7.1 million, issuing 209,230 and 3,161,145 shares of common stock, respectively upon the exercise of outstanding warrants.

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

As of December 31, 2016 the Company had 268,500 shares of common stock available for grant under the Plan.

The following table summarizes the shares available for grant under the Plan for the year ended December 31, 2016, the eight months ended December 31, 2015 and the fiscal years ended April 30, 2015 and 2014:

TENAX THERAPEUTICS, INC.

Shares Available for Grant
Balances, at April 30, 2013	282,726
Additional shares reserved	3,600,000
Options granted	(3,637,822)
Options cancelled/forfeited	1,300
Restricted stock granted	(135,662)
Restricted stock cancelled/forfeited	44,866
Balances, at April 30, 2014	155,408
Options granted	(50,225)
Options cancelled/forfeited	4,785
Restricted stock granted	(2,624)
Restricted stock cancelled/forfeited	15,055
Balances, at April 30, 2015	122,399
Additional shares reserved	1,187,192
Options granted	(315,050)
Options cancelled/forfeited	650
Restricted stock granted	(610)
Restricted stock cancelled/forfeited	132
Balances, at December 31, 2015	994,713
Options granted	(726,000)
Restricted stock granted	(430)
Restricted stock cancelled/forfeited	217
Balances, at December 31, 2016	268,500

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

The following table summarizes the outstanding stock options under the Plan for the year ended December 31, 2016, the eight months ended December 31, 2015 and the fiscal years ended April 30, 2015 and 2014:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances, at April 30, 2013	11,336	$57.00
Options granted	3,637,822	$5.64
Options cancelled	(1,300)	$43.90
Balances, at April 30, 2014	3,647,858	$5.79
Options granted	50,225	$4.82
Options cancelled	(4,785)	$63.84
Balances, at April 30, 2015	3,693,298	$5.70
Options granted	315,050	$3.25
Options cancelled	(650)	$35.09
Balances at December 31, 2015	4,007,698	$5.50
Options granted	726,000	$2.12
Options cancelled	-	$-
Balances at December 31, 2016	4,733,698	$4.98	$ - (1)

(1)
Amount represents the difference between the exercise price and $1.95, the closing price of Tenax Therapeutics’ stock on December 31, 2016, as reported on the Nasdaq Capital Market, for all in-the-money options outstanding.

TENAX THERAPEUTICS, INC.

The following table summarizes all options outstanding as of December 31, 2016:

	Options Outstanding at December 31, 2016		Options Exercisable and Vested at December 31, 2016
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price
$2.07 to $3.16	956,000	9.7	76,666	$3.16
$3.35 to $4.76	124,938	7.8	124,838	$3.31
$4.82 to $5.65	3,647,880	3.3	1,861,440	$5.63
$14.80 to $138.00	4,880	4.4	4,880	$54.07
	4,733,698	4.7	2,067,824	$5.54

The following table summarizes options outstanding that have vested and are expected to vest based on options outstanding as of December 31, 2016:

	Number of Option Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life (Years)
Vested	2,067,824	$5.54	$-	3.9
Vested and expected to vest	2,743,720	$4.75	$-	5.3

(1)
Amount represents the difference between the exercise price and $1.95, the closing price of Tenax Therapeutics’ stock on December 31, 2016, as reported on the Nasdaq Capital Market, for all in-the-money options outstanding.

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the year ended December 31, 2016, the eight months ended December 31, 2015 and the fiscal years ended April 30, 2015 and 2014:

	For the year ended December 31,	For the eight months ended December 31,	For the year ended April 30
	2016	2015	2015	2014
Risk-free interest rate (weighted average)	2.28%	1.99%	2.23%	1.80%
Expected volatility (weighted average)	83.38%	85.45%	98.43%	98.20%
Expected term (in years)	7	7	7	6
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

TENAX THERAPEUTICS, INC.

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.
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
Forfeitures
As stock-based compensation expense recognized in the statement of operations for the year ended December 31, 2016, the eight months ended December 31, 2015 and the fiscal years ended April 30, 2015 and 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2016 was $2.12.

The weighted-average grant-date fair value of options granted during the eight months ended December 31, 2015 was $3.25.

The weighted-average grant-date fair value of options granted during the years ended April 30, 2015 and 2014 was $4.82 and $5.64, respectively.

The Company recorded compensation expense for these stock options grants of $529,708 for the year ended December 31, 2016.

As of December 31, 2016, there were unrecognized compensation costs of approximately $963,000 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.1 years. Additionally, there were unrecognized compensation costs of approximately $8.1 million related to non-vested stock option awards subject to performance-based vesting milestones with a weighted average remaining life of 3.3 years. As of December 31, 2016, none of these milestones have been achieved.

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

TENAX THERAPEUTICS, INC.

A summary of the activity and related information for our stock options follows:

	Number of Shares	Weighted Average Exercise Price
Inducement Stock Options outstanding at April 30, 2014	-	$-
Options granted	25,000	3.22
Options exercised	-	-
Options forfeited or expired	-	-
Inducement Stock Options outstanding at April 30, 2015	25,000	$3.22
Options granted	-	-
Options exercised	-	-
Options forfeited or expired	-	-
Inducement Stock Options outstanding at December 31, 2015	25,000	$3.22
Options granted	-	-
Options exercised	-	-
Options forfeited or expired	(16,666)	3.22
Inducement Stock Options outstanding at December 31, 2016	8,334	$3.22
Options exercisable at December 31, 2016	8,334	$3.22

Inducement stock option compensation expense was approximately $20,000 for the year ended December 31, 2016.

Inducement stock option compensation expense was approximately $26,000 for the eight months ended December 31, 2015.

For the years ended April 30, 2015 and 2014 Inducement stock option compensation expense totaled $9,830 and $0, respectively.

At December 31, 2016, there was $8,641 of remaining unrecognized compensation expense related to the inducement stock options. Inducement stock options outstanding as of December 31, 2016 had a weighted average remaining contractual life of two months.

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

Restricted Stock Grants

The following table summarizes the outstanding restricted stock under the Plan for the year ended December 31, 2016, the eight months ended December 31, 2015 and the fiscal years ended April 30, 2015 and 2014:

TENAX THERAPEUTICS, INC.

	Outstanding Restricted Stock
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at April 30, 2013	1,917	$48.40
Restricted stock granted	135,662	$3.00
Restricted stock vested	(50,235)	$2.30
Restricted stock cancelled	(31,503)	$1.67
Restricted stock forfeited	(13,363)	$4.49
Balances, at April 30, 2014	42,478	$6.39
Restricted stock granted	2,624	$4.90
Restricted stock vested	(29,957)	$5.99
Restricted stock cancelled	(15,055)	$6.95
Balances, at April 30, 2015	90	$4.01
Restricted stock granted	610	$3.37
Restricted stock vested	(174)	$3.61
Restricted stock cancelled	(132)	$3.57
Balances, at December 31, 2015	394	$3.34
Restricted stock granted	430	$2.72
Restricted stock vested	(327)	$3.11
Restricted stock cancelled	(283)	$3.13
Balances, at December 31, 2016	214	$2.72

The Company recorded compensation expense for these restricted stock grants of $1,758 for the year ended December 31, 2016.

The Company recorded compensation expense for these restricted stock grants of $1,439 for the eight months ended December 31, 2015.

For the fiscal years ended April 30, 2015 and 2014, the Company recorded compensation expense for these restricted stock grants of $18,092 and $356,639 respectively.

As of December 31, 2016, there were unrecognized compensation costs of approximately $400 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period.

2016 Stock Incentive Plan

On June 16, 2016, the Company’s stockholders approved the 2016 Stock Incentive Plan (the “2016 Plan”), which provides for the issuance of up to 3,000,000 shares of common stock. Under the 2016 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards.

As of December 31, 2016 the Company had not issued any awards under the 2016 Plan and there were 3,000,000 shares of common stock available for grant under the 2016 Plan.

NOTE H—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under an operating lease that includes fixed annual increases and expires in June 2021. Total rent expense was $91,208 for the year ended December 31, 2016. Total rent expense was $75,933 for the eight months ended December 31, 2015.

For the fiscal years ended April 30, 2015 and 2014, total rent expense was $111,171 and $107,946, respectively.

The future minimum payments for the long-term, non-cancelable lease are as follows:

TENAX THERAPEUTICS, INC.

Year ending December 31,
2017	$112,431
2018	115,220
2019	118,117
2020	121,084
2021	61,803
$528,655

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

As of December 31, 2016, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

Agreement with Virginia Commonwealth University

In May 2008, the Company entered into a license agreement with Virginia Commonwealth University (“Licensor”, “VCU”) whereby it obtained a worldwide, exclusive license to valid claims under three of the Licensor's patent applications that relate to methods for non-pulmonary delivery of oxygen to tissue and the products based on those valid claims used or useful for therapeutic and diagnostic applications in humans and animals. The license includes the right to sub-license to third parties. The term of the agreement is the life of the patents covered by the patent applications unless the Company elects to terminate the agreement prior to patent expiration. Under the agreement, the Company has an obligation to diligently pursue product development and pursue, at its own expense, prosecution of the patent applications covered by the agreement. As part of the agreement, the Company is required to pay to VCU nonrefundable payments upon achieving development and regulatory milestones. As of April 30, 2015, the Company has not met any of the developmental milestones.

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

TENAX THERAPEUTICS, INC.

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

For the year ended December 31, 2016, the eight months ended December 31, 2015, the fiscal year ended April 30, 2015 and the fiscal year ended April 30, 2014, the Company recorded $83,589, $57,352, $82,185 and $47,087 for matching contributions expense, respectively.

NOTE J—INCOME TAXES

The Company recorded an income tax benefit of $7,962,100 for the period ended December 31,2016.

The Company's provision for income taxes is summarized as follows:

	December 31,
	2016	2015

Current federal income tax expense	$-	$-
Deferred federal income tax benefit	(7,139,565)	-
Provision for federal income taxes:	(7,139,565)	-

Current state income tax expense	-	-
Deferred state income tax benefit	(822,535)	-
Provision for state income taxes:	(822,535)	-

Total	$(7,962,100)	$-

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 34% for the periods ended December 31, 2016 and December 31, 2015 is as follows:

TENAX THERAPEUTICS, INC.

	December 31,
	2016	2015
U.S. federal taxes (benefit) at statutory rate	$(17,641,231)	$(3,423,108)
State income tax benefit, net of federal benefit	(2,031,238)	(394,142)
Stock compensation	141,807	37,264
Other nondeductible, including goodwill impairment	4,160,717	(15,287)
Change in state tax rate	241,518	-
Other, including effect of tax rate brackets	(57,490)	(72,808)
Change in valuation allowance	7,223,817	3,868,081
	$(7,962,100)	$-

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31,
Deferred Tax Assets	2016	2015
Net operating loss carryforwards	$46,227,681	$39,190,436
Accruals and other	902,546	691,341
Capital loss carryforwards	12,395	-
Valuation allowance	(47,086,442)	(39,862,626)
Net deferred tax assets	56,180	19,151
Deferred Tax Liabilities
IPR&D	-	(7,962,100)
Other liabilities	(56,180)	(19,151)
Net Deferred Tax Liabilities	$-	$(7,962,100)

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time that it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

As of December 31, 2016, the Company had Federal and State net operating loss carryforwards of approximately $124.0 million and $101.8 million available to offset future federal and state taxable income, respectively. The federal and state net operating loss carryforwards begin to expire in 2018 and valuation allowances have been provided.

Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of the net operating losses before utilization.

Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain income tax positions at December 31, 2016.

The Company files U.S. and state income tax returns with varying statutes of limitations. The tax years 2001 and forward remain open to examination due to the carryover of unused net operating losses or tax credits.

NOTE K—TRANSITION PERIOD COMPARATIVE BALANCES

In 2015, the Company’s Board of Directors approved a change in the Company’s fiscal year to a fiscal year beginning on January 1 and ending on December 31 of each year, such change beginning as of January 1, 2016. In accordance with certain rules promulgated under the Securities Exchange Act of 1934, as amended, the required transition period of May 1, 2015 to December 31, 2015 is included in these financial statements. For comparative purposes, the unaudited consolidated statements of operations and comprehensive loss for the year ended December 31, 2015 and for the eight months ended December 31, 2014 are as follows:

TENAX THERAPEUTICS, INC.

Year ended December 31,
2015
(Unaudited)
Government grant revenue	$49,286
Total net revenue	49,286

Operating expenses
General and administrative	6,671,568
Research and development	8,904,787
Loss on impairment of long-lived assets	1,034,863
Total operating expenses	16,611,218

Net operating loss	16,561,932

Interest expense	3,851
Other (income) expense	(633,632)
Net loss	$15,932,151

Unrealized (gain) loss on marketable securities	(29,332)
Total comprehensive loss	$15,902,819

Net loss per share, basic and diluted	$(0.57)
Weighted average number of common shares outstanding, basic and diluted	28,119,538

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

TENAX THERAPEUTICS, INC.

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

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

From time to time, we may review and make changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal control over financial reporting and which do not have a material effect on our overall internal control over financial reporting. During the three months ended December 31, 2016, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO in its 2013 Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Cherry Bekaert LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report on Form 10-K.

TENAX THERAPEUTICS, INC.

ITEM 9B—OTHER INFORMATION

There is no information to report under this item for the quarter ended December 31, 2016.

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2016.

ITEM 11— EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2016.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2016.

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2016.

ITEM 14— PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2016.

TENAX THERAPEUTICS, INC.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1) The Consolidated Financial Statements and information listed below are included in this report in Part II, Item 8.

-
Report of Independent Registered Public Accounting Firm.
-
Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015.
-
Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2016, the eight months ended December 31, 2015 and each of the two years ended April 30, 2015 and April 30, 2014.
-
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2016, the eight months ended December 31, 2015 and each of the two years ended April 30, 2015 and April 30, 2014.
-
Consolidated Statements of Cash Flows for the year ended December 31, 2016, the eight months ended December 31, 2015 and each of the two years ended April 30, 2015 and April 30, 2014.
-
Notes to the Consolidated Financial Statements.

(A)(2) No schedules have been included because they are not applicable or the required information is shown in our Consolidated Financial Statements or our notes thereto.

(A)(3) The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index immediately following the signature pages to this report.

ITEM 16—FORM 10-K SUMMARY

None.

TENAX THERAPEUTICS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENAX THERAPEUTICS, INC.

Date: March 16, 2017	By:	/s/ John P. Kelley
John P. Kelley
Chief Executive Officer (Principal Executive Officer)

TENAX THERAPEUTICS, INC.

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

Name	Title	Date

/s/ John P. Kelley	Chief Executive Officer and Director
/s/ John P. Kelley John P. Kelley	(Principal Executive Officer)	March 16, 2017

/s/ Michael B. Jebsen	Chief Financial Officer
/s/ Michael B. Jebsen Michael B. Jebsen	(Principal Financial Officer and Principal Accounting Officer)	March 16, 2017

/s/ Ronald R. Blanck, DO	Director
Ronald R. Blanck, DO		March 16, 2017

/s/ Gregory Pepin	Director
Gregory Pepin		March 16, 2017

/s/ James Mitchum	Director
James Mitchum		March 16, 2017

/s/ Chris A. Rallis	Director
Chris A. Rallis		March 16, 2017

/s/ Anthony DiTonno	Director
Anthony DiTonno		March 16, 2017

/s/ Gerald Proehl	Director
Gerald Proehl		March 16, 2017

TENAX THERAPEUTICS, INC.
EXHIBIT INDEX

Exhibit No.	Exhibits Required by Item 601 of Regulation S-K
2.1	Agreement and Plan of Merger dated April 28, 2008 (1)

2.2	Asset Purchase Agreement by and between Oxygen Biotherapeutics, Inc., Life Newco, Inc., Phyxius Pharma, Inc., and the stockholders of Phyxius Pharma, Inc. dated October 21, 2013 (33)

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment of the Certificate of Incorporation (14)

3.3	Certificate of Amendment of the Certificate of Incorporation (30)

3.4	Certificate of Amendment of the Certificate of Incorporation (37)

3.5	Third Amended and Restated Bylaws (39)

4.1	Specimen Stock Certificate (19)

10.1	Agreement with Leland C. Clark, Jr., Ph.D. dated November 20, 1992 with amendments, Assignment of Intellectual Property/ Employment (2)

10.2	Agreement between the Registrant and Keith R. Watson, Ph.D. Assignment of Invention (2)

10.3	Children’s Hospital Research Foundation License Agreement dated February 28, 2001 (2)

10.4	Exclusive License Agreement with Virginia Commonwealth University dated May 22, 2008 (9)

10.5	Amendment no. 1 to the Exclusive License Agreement with Virginia Commonwealth University Intellectual Property Foundation (10)

10.6	Amendment no. 2 to the Exclusive License Agreement with Virginia Commonwealth University Intellectual Property Foundation (10)

10.7	Form of Option issued to Executive Officers and Directors (2) +

10.8	Form of Option issued to Employees (2) +

10.9	Form of Option Agreement with Form of Notice of Grant * +

10.10	Form of Inducement Stock Option Award (40) +

10.11	Restricted Stock Award Agreement (22) +

10.12	Form of Warrant issued to Unsecured Note Holders 2006-2007 (3)

10.13	Form of Convertible Note – 2008 (4)

10.14	Form of Warrant issued to Convertible Note Holders (4)

TENAX THERAPEUTICS, INC.

10.15	Form of Purchase Agreement – US Purchase (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.16	Form of Purchase Agreement – Non-US Purchase (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.17	Form of Purchase Agreement – US Note Exchange (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4)

10.18	Form of Purchase Agreement – Non-US Note Exchange (without exhibits, which are included as exhibits 10.16 and 10.17, above) (4

10.19	Form of Warrant issued to Financing Consultants (5)

10.20	1999 Amended Stock Plan (amended 2008) (5) +

10.21	Amendment No. 1 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan (38) +

10.22	Amendment No. 2 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan (38) +

10.23	2016 Stock Incentive Plan (41) +

10.24	Employment Agreement with John Kelley dated November 13, 2013 (34) +

10.25	First Amendment to Employment Agreement with John Kelley dated June 18, 2015 (36) +

10.26	Amended and Restated Employment Agreement with Michael B. Jebsen dated May 19, 2011 (20) +

10.27	Second Amended and Restated Employment Agreement with Michael Jebsen dated November 13, 2013 (34) +

10.28	First Amendment to Second Amended and Restated Employment Agreement with Michael Jebsen dated June 18, 2015 (36) +

10.29	Form of Indemnification Agreement (20) +

10.30	Description of Non-Employee Director Compensation (25) +

10.31	Description of Non-Employee Director Compensation, effective June 15, 2015 (39) +

10.32	Securities Purchase Agreement (including exhibits) between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio dated June 8, 2009 (6)

10.33	Amendment no. 1 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (11)

10.34	Amendment no. 2 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (12)

10.35	Amendment no. 3 to the Securities Purchase Agreement between Oxygen Biotherapeutics and Vatea Fund, Segregated Portfolio (23)

TENAX THERAPEUTICS, INC.

10.36	Form of Exchange Agreement dated July 20, 2009 (7)

10.37	Waiver—Convertible Note (10)

10.38	Amendment—Common Stock Purchase Warrant (10)

10.39	Form of Warrant for May 2010 offering (13)

10.40	Form of Subscription Agreement for May 2010 offering (13)

10.41	Warrant issued to Blaise Group International, Inc. (14)

10.41	Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (15)

10.42	Form of Promissory Note under Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (15)

10.44	First Amendment to Note Purchase Agreement between Oxygen Biotherapeutics and JP SPC 1 Vatea, Segregated Portfolio (17)

10.45	Lease Agreement for North Carolina corporate office (18)

10.46	Standard Industrial Lease relating to OBI’s California facility (12)

10.47	Task Order between the Company and NextPharma, dated November 15, 2011 (23)

10.48	Form of Convertible Note for July 2011 offering (included in exhibit 10.48)

10.49	Form of Warrant for July 2011 offering (included in exhibit 10.48)

10.50	Form of Convertible Note and Warrant Purchase Agreement for July 2011 offering (21)

10.51	Placement Agency Agreement, dated December 8, 2011, between Oxygen Biotherapeutics, Inc. and William Blair & Company, L.L.C., as placement agent (24)

10.52	Form of Warrant for December 2011 offering (24)

10.53	Form of Securities Purchase Agreement for December 2011 offering (24)

10.54	Form of Amendment Agreement for December 2011 offering (26)

10.55	Form of Lock-up Agreement for December 2011 offering (24)

10.56	Form of Amendment Agreement for December 2011 offering (27)

10.57	Fluoromed Supply Agreement (28)

10.58	Form of Warrant for February 2013 offering (29)

TENAX THERAPEUTICS, INC.

10.59	Placement Agency Agreement, dated February 22, 2013, between Oxygen Biotherapeutics, Inc. and Ladenburg Thalmann & Co. Inc., as placement agent (29)

10.60	Form of Securities Purchase Agreement for February 2013 offering (29)

10.61	Form of Registration Rights Agreement for February 2013 offering (29)

10.62
Form of Warrant Exchange Agreement, dated February 21, 2013, between Oxygen Biotherapeutics, Inc. and certain institutional investors party to the Securities Purchase Agreement for December 2011 Offering (29)

10.63	License and Supply Agreement dated February 5, 2013, between Oxygen Biotherapeutics, Inc. and Valor SA (38)

10.64	Settlement Agreement, dated March 14, 2013, among Oxygen Biotherapeutics, Inc., Tenor Opportunity Master Fund Ltd., Aria Opportunity Fund, Ltd., and Parsoon Opportunity Fund, Ltd. (38)

10.65	Form of Warrant for Series C 8% Convertible Preferred Stock Offering (31)

10.66	Placement Agency Agreement, dated July 21, 2013, between Oxygen Biotherapeutics, Inc. and Ladenburg Thalmann & Co. Inc., as placement agent (31)

10.67	Form of Securities Purchase Agreement for Series C 8% Convertible Preferred Stock Offering (31)

10.68	Lock-Up Agreement, dated August 16, 2013, between Oxygen Biotherapeutics, Inc. and JPS SPC 3 obo OXBT Fund, SP (32)

10.59	Warrant for Series D 8% Convertible Preferred Stock Offering (32)

10.70	Form of February Warrant Amendment (32)

10.71	Form of July Warrant Amendment (32)

10.72	Form of Securities Purchase Agreement for Series D 8% Convertible Preferred Stock Offering (33)

10.73	License Agreement dated September 20, 2013 by and between Phyxius Pharma, Inc. and Orion Corporation (35)

10.74	Amendment to Common Stock Purchase Agreement (35)

10.75	Sales Agreement dated as of February 23, 2015, between Tenax Therapeutics, Inc. and Cowen and Company, LLC(40)

10.76	First Amendment to Lease Agreement for North Carolina corporate office (42)

21.1	Subsidiaries of Tenax Therapeutics, Inc.(40)

23.1	Consent of Independent Registered Accounting Firm*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

TENAX THERAPEUTICS, INC.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on June 30, 2008, and are incorporated herein by this reference.
(2)	These documents were filed as exhibits to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on August 13, 2004, and are incorporated herein by this reference.
(3)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on September 6, 2006, and are incorporated herein by this reference.
(4)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on March 21, 2008, and are incorporated herein by this reference.
(5)	These documents were filed as exhibits to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on August 13, 2008, and are incorporated herein by this reference.
(6)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on June 8, 2009, and is incorporated herein by this reference.
(7)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on July 21, 2009, and is incorporated herein by this reference.
(9)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on September 22, 2008, and is incorporated herein by this reference.
(10)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on March 19, 2010, and are incorporated herein by this reference.
(11)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on September 2, 2009, and is incorporated herein by this reference.
(12)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on April 28, 2010, and are incorporated herein by this reference.
(13)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on May 4, 2010, and are incorporated herein by this reference.

TENAX THERAPEUTICS, INC.

(14)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on November 13, 2009, and are incorporated herein by reference.
(15)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on October 13, 2010, and are incorporated herein by this reference.
(16)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on December 9, 2010, and are incorporated herein by this reference.
(17)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on December 30, 2010, and is incorporated herein by this reference.
(18)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on March 21, 2011, and are incorporated herein by this reference.
(19)	These documents were filed as exhibits to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on July 23, 2010, and are incorporated herein by this reference.
(20)	This document was filed as an exhibit to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on July 15, 2011, and is incorporated herein by this reference.
(21)	This document was filed as an exhibit to the current report on Form 8-K/A filed by Tenax Therapeutics with the SEC on July 1, 2011, and is incorporated herein by this reference.
(22)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on December 15, 2011, and is incorporated herein by this reference.
(23)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on November 16, 2011, and are incorporated herein by this reference.
(24)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on December 9, 2011, and are incorporated herein by this reference.
(25)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on March 15, 2012, and is incorporated herein by this reference.
(26)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on June 15, 2012, and is incorporated herein by this reference.
(27)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on June 15, 2012, and is incorporated herein by reference.
(28)	These documents were filed as exhibits to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on July 25, 2012, and are incorporated herein by this reference.
(29)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on February 25, 2013, and are incorporated herein by this reference.
(30)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on May 15, 2013, and is incorporated herein by this reference.
(31)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on July 25, 2013, and are incorporated herein by reference.
(32)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on August 26, 2013, and are incorporated herein by reference.
(33)	This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on October 25, 2013, and is incorporated herein by reference.

TENAX THERAPEUTICS, INC.

(34)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on November 19, 2013, and are incorporated herein by reference
(35)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on March 17, 2014, and are incorporated herein by this reference.
(36)	These documents were filed as exhibits to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on June 19, 2015, and are incorporated herein by reference.
(37)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on December 15, 2014, and is incorporated herein by this reference.
(38)	These documents were filed as exhibits to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on July 29, 2014, and are incorporated herein by this reference.
(39)	These documents were filed as exhibits to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on September 9, 2015, and are incorporated herein by this reference.
(40)	These documents were filed as exhibits to the annual report on Form 10-K filed by Tenax Therapeutics with the SEC on July 14, 2015, and are incorporated herein by this reference.
(41)	This document was filed as an exhibit to the quarterly report on Form 10-Q filed by Tenax Therapeutics with the SEC on August 9, 2016, and is incorporated herein by this reference.
(42)	This document was filed as an exhibit to the transition report on Form 10-KT filed by Tenax Therapeutics with the SEC on March 14, 2016, and is incorporated herein by this reference.
*	Filed herewith.
+	Management contract or compensatory plan or arrangement.