Form 10-Q
period 2017-03-31
TENAX THERAPEUTICS, INC.
filed 2017-05-10
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer	☐		Accelerated filer	☒
Non-Accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of May 8, 2017, the registrant had outstanding 28,236,494 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,028,403	$9,995,955
Marketable securities	5,495,368	3,284,616
Accounts receivable	24,649	72,599
Prepaid expenses	239,360	275,005
Total current assets	12,787,780	13,628,175
Marketable securities	5,241,759	8,586,110
Property and equipment, net	18,345	19,105
Other assets	1,106,785	1,106,785
Total assets	$19,154,669	$23,340,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,404,958	$727,599
Accrued liabilities	3,581,055	5,245,546
Warrant liabilities	55,320	226,092
Total current liabilities	5,041,333	6,199,237
Total liabilities	5,041,333	6,199,237

Commitments and contingencies; see Note 6

Stockholders' equity
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 28,236,494 and 28,120,021, respectively	2,824	2,812
Additional paid-in capital	222,057,875	221,816,447
Accumulated other comprehensive loss	(12,175)	(18,718)
Accumulated deficit	(207,935,188)	(204,659,603)
Total stockholders’ equity	14,113,336	17,140,938
Total liabilities and stockholders' equity	$19,154,669	$23,340,175

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$1,447,454	$1,761,696
Research and development	2,051,432	3,943,634
Total operating expenses	3,498,886	5,705,330

Net operating loss	3,498,886	5,705,330

Other income	(223,301)	(343,668)
Net loss	$3,275,585	$5,361,662

Unrealized gain on marketable securities	(6,543)	(140,237)
Total comprehensive loss	$3,269,042	$5,221,425

Net loss per share, basic and diluted	$(0.12)	$(0.19)
Weighted average number of common shares outstanding, basic and diluted	28,139,425	28,119,747

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,275,585)	$(5,361,662)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,032	4,638
Issuance and vesting of compensatory stock options and warrants	161,982	130,911
Issuance of common stock as compensation	79,458	313
Change in the fair value of warrants	(170,772)	(230,902)
Amortization of premium on marketable securities	67,125	217,350
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	83,596	45,299
Accounts payable and accrued liabilities	(987,132)	1,874,187
Net cash used in operating activities	(4,037,296)	(3,319,866)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(299,172)	(3,198,833)
Sale of marketable securities	1,372,188	6,123,648
Purchase of property and equipment	(3,272)	(2,884)
Net cash provided by investing activities	1,069,744	2,921,931

Net change in cash and cash equivalents	(2,967,552)	(397,935)
Cash and cash equivalents, beginning of period	9,995,955	3,660,453
Cash and cash equivalents, end of period	$7,028,403	$3,262,518

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at December 31, 2016 has been derived from the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2016. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of results for the full year or any other future periods. As such, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2016.

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

Liquidity and Management’s Plan

At March 31, 2017, the Company had cash and cash equivalents, including the fair value of its marketable securities, of approximately $17.8 million. The Company used $4.0 million of cash for operating activities during the three months ended March 31, 2017 and had stockholders’ equity of $14.1 million, versus $17.1 million at December 31, 2016.

The Company expects to continue to incur expenses related to development of levosimendan for heart failure and other potential indications, as well as identifying and developing other potential product candidates. Based on its resources at March 31, 2017, the Company believes that it has sufficient capital to fund its planned operations through the first half of calendar year 2018. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

	Three months ended March 31,
	2017	2016

Options to purchase common stock	4,718,698	4,032,698
Warrants to purchase common stock	2,415,268	2,728,236
Restricted stock	106	241

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”), issued a new accounting standard that provides guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities, or a set, does not qualify to be a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires a set to be considered a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and removes the evaluation as to whether a market participant could replace the missing elements. The new standard will be effective for the Company on January 1, 2018 and will be adopted on a prospective basis. Early adoption is permitted. The Company is currently evaluating the effect that the standard will have on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued a new accounting standard that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. The new standard is effective for the Company in its first quarter of fiscal 2018 and earlier adoption is permitted. The Company does not believe that adopting this updated standard will have a material impact on its condensed consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued a new accounting standard intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance includes provisions to reduce the complexity related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company adopted this standard as of January 1, 2017. The adoption of this standard does not have a material impact on its condensed consolidated financial statements and related disclosures.

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

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Condensed Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At March 31, 2017, the Company believes that the costs of its investments are recoverable in all material respects.

The following table summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	March 31, 2017
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$10,659,877	$89,425	$6,345	$(18,520)	$10,737,127

The following table summarizes the scheduled maturity for the Company’s investments at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Maturing in one year or less	$5,495,368	$3,284,616
Maturing after one year through three years	5,241,759	8,586,110
Total investments	$10,737,127	$11,870,726

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

The Monte Carlo model is used for the Series C Warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. This requires Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and fundamental transactions.  The other assumptions used by the Company are summarized in the following table for the Series C Warrants that were outstanding as of March 31, 2017 and December 31, 2016

Series C Warrants	March 31, 2017	December 31, 2016
Closing stock price	$0.56	$1.95
Expected dividend rate	0%	0%
Expected stock price volatility	82.41%	79.60%
Risk-free interest rate	1.34%	1.35%
Expected life (years)	2.31	2.56

As of March 31, 2017, the fair value of the warrant liability was $55,320. The Company recorded a gain of $170,772 for the change in fair value as a component of other income on the condensed consolidated statement of comprehensive loss for the three months ended March 31, 2017.

As of March 31, 2017, there were 240,523 Series C Warrants outstanding.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

		Fair Value Measurements at Reporting Date Using
	Balance as of March 31, 2017	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$7,028,403	$7,028,403	$-	$-
Marketable securities	$5,495,368	$-	$5,495,368	$-

Long-term Assets
Marketable securities	$5,241,759	$-	$5,241,759	$-

Current Liabilities
Warrant liabilities	$55,320	$-	$-	$55,320

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2016	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$9,995,955	$9,995,955	$-	$-
Marketable securities	$3,284,616	$-	$3,284,616	$-

Long-term Assets
Marketable securities	$8,586,110	$-	$8,586,110	$-

Current Liabilities
Warrant liabilities	$226,092	$-	$-	$226,092

There were no significant transfers between levels in the three months ended March 31, 2017.

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment consist of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Laboratory equipment	$354,861	$354,861
Computer equipment and software	104,949	101,677
Office furniture and fixtures	130,192	130,192
	590,002	586,730
Less: Accumulated depreciation	(571,657)	(567,625)
	$18,345	$19,105

Depreciation expense was approximately $4,000 and $5,000 for the three months ended March 31, 2017 and 2016, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Operating costs	$3,511,428	$4,361,538
Employee related	69,627	884,008
	$3,581,055	$5,245,546

NOTE 5. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of March 31, 2017 and December 31, 2016:

Asset Category	Weighted Average Amortization Period (in Years)	Value Assigned	Accumulated Amortization	Impairments	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	N/A	22,000,000	-	(22,000,000)	-
Total		$22,000,000		$(22,000,000)	$-

The aggregate amortization expense on the above intangibles was $0, for the three months ended March 31, 2017 and 2016.

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

During the quarter ended December 31, 2016, the Company recognized an impairment charge of $33.3 million related to its levosimendan product in Phase III clinical trial, which represents approximately $22 million for IPR&D assets and approximately $11.3 million for goodwill.

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

As of March 31, 2017, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s Certificate of Incorporation, the Board of Directors is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. As of March 31, 2017, no shares of preferred stock are designated, issued or outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of March 31, 2017, there were 28,236,494 shares of common stock issued and outstanding.

Warrants

As of March 31, 2017, the Company has 2,415,268 warrants outstanding. The following table summarizes the warrant activity for the three months ended March 31, 2017:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2016	2,415,675	$2.64
Cancelled	(407)	123.00
Outstanding at March 31, 2017	2,415,268	$2.62

2016 Stock Incentive Plan

In June 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”).  Under the 2016 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. On June 16, 2016, the Company’s stockholders approved the 2016 Plan and authorized for issuance under the 2016 Plan a total of 3,000,000 shares of common stock. As of March 31, 2017, no awards have been granted under the 2016 Plan.

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “1999 Plan”). Under the 1999 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. On March 13, 2014, the Company’s stockholders approved an amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 4,000,000 shares, up from 300,000 previously authorized. On September 15, 2015, the Company’s stockholders approved an additional amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 5,000,000 shares, up from 4,000,000 previously authorized. As of March 31, 2017, the Company had 167,201 shares of common stock available for grant under the 1999 Plan.

The following table summarizes the shares available for grant under the 1999 Plan for the three months ended March 31, 2017:

Shares Available for Grant
Balances, at December 31, 2016	268,500
Options cancelled/forfeited	15,000
Restricted stock granted	(213,420)
Restricted stock cancelled/forfeited	97,121
Balances, at March 31, 2017	167,201

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

The following table summarizes the outstanding stock options under the 1999 Plan for the three months ended March 31, 2017:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2016	4,733,698	$4.98
Options cancelled	(15,000)	$2.07
Balances, at March 31, 2017	4,718,698	$4.99

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $161,982 for the three months ended March 31, 2017.

As of March 31, 2017, there were unrecognized compensation costs of approximately $781,240 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.8 years. Additionally, there were unrecognized compensation costs of approximately $8.1 million related to non-vested stock option awards subject to performance-based vesting milestones with a weighted average remaining life of 3.0 years. As of March 31, 2017, none of these milestones have been achieved.

Restricted Stock Grants

The following table summarizes the restricted stock grants under the 1999 Plan for the three months ended March 31, 2017.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at December 31, 2016	214	$2.72
Restricted stock granted	213,420	$0.68
Restricted stock vested	(116,473)	$0.68
Restricted stock cancelled	(97,055)	$0.68
Balances, at March 31, 2017	106	$2.72

The Company recorded compensation expense for these restricted stock grants of $293 for the three months ended March 31, 2017.

As of March 31, 2017, there were unrecognized compensation costs of approximately $98 related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period of 0.3 years.

Inducement Stock Options

On February 15, 2015, an employment inducement stock option award for 25,000 shares of common stock was made to the Company’s former chief medical officer. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by Nasdaq Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest over a three-year period, with one-third vesting per year, beginning one year from the grant date. The options have a 10-year term and an exercise price of $3.22 per share, the February 13, 2015 closing price of the Company’s common stock.

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

A summary of the activity and related information for the stock options follows:

	Number of Shares	Weighted Average Exercise Price
Inducement Stock Options outstanding at December 31, 2016	8,334	$3.22
Options forfeited or expired	(8,334)	3.22
Inducement Stock Options outstanding at March 31, 2017	-	$-

Inducement stock option compensation expense totaled $2,681 and $6,255 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, there were no inducement stock options outstanding.

NOTE 8. SUBSEQUENT EVENTS

John P. Kelley resigned as the Chief Executive Officer of the Company and as a member of the Company’s Board of Directors on April 3, 2017 (the “Effective Separation Date”). In connection with his resignation, Mr. Kelley entered into a Separation and General Release Agreement (the “Separation Agreement”), dated April 7, 2017.

Under the Separation Agreement, Mr. Kelley is entitled to receive severance in an amount equal to one year of his current base annual salary and a pro-rated amount of his annual bonus that would have been received had 100% of his annual goals been achieved (less applicable taxes and withholdings), payable in a lump sum on the 60th day following the Effective Separation Date in exchange for a standard release of employment claims. The Company will also reimburse COBRA premiums for coverage of Mr. Kelley and his eligible dependents for up to 12 months if Mr. Kelley timely and properly elects continuation coverage. The Separation Agreement also contains such confidentiality provisions and other terms and conditions as are usual and customary for agreements of this type. All of Mr. Kelley’s obligations under his Employee Non-Disclosure, Inventions Assignment, and Competitive Business Activities Agreement, dated November 13, 2013, regarding confidentiality and proprietary information will continue.

Pursuant to the Separation Agreement, for the 12-month period following the Effective Separation Date, Mr. Kelley will provide consulting services as may be reasonably requested by the Company. The parties intend that such services shall not exceed 20% of Mr. Kelley’s average amount of work time during the 36 month period prior to the Effective Separation Date. Mr. Kelley will be paid a consulting rate of $500 per hour for all services provided during the consulting period.

On April 3, 2017, the Board appointed Michael B. Jebsen, the Company’s President and Chief Financial Officer, as Interim Chief Executive Officer. Mr. Jebsen will continue to serve as the Company’s President and Chief Financial Officer. In connection with Mr. Jebsen’s appointment as Interim Chief Executive Officer, the Company will provide Mr. Jebsen with additional compensation of $10,000 per month for each month that he serves as Interim Chief Executive Officer. In addition, Mr. Jebsen was granted, on the effective date of his appointment as Interim Chief Executive Officer, a stock option to purchase 200,000 shares of the Company’s common stock. The award will vest over a four-year period, with 25% of the option award vesting on the first four anniversaries of the grant date provided Mr. Jebsen remains continuously employed with the Company through each anniversary, however, the vesting of the stock option shall accelerate and become fully vested upon the achievement of specified performance goals.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, our ability to raise capital and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report on Form 10-K, and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Notwithstanding the fact that the trial’s primary endpoints were not statistically significant, and given the statistically significant reductions in the secondary endpoints, we continue to believe levosimendan is an effective and safe inotrope to increase cardiac output in patients at risk for or with perioperative low cardiac output. Following the announcement of the Phase III LEVO-CTS top-line results, we held a meeting with the FDA to review the preliminary trial data and discuss a path forward to file a NDA for levosimendan. As a follow-up to this meeting, a pre-NDA meeting has been scheduled with the FDA on May 10, 2017 to discuss the data that supports the approval of levosimendan for acute decompensated heart failure or cardiac surgery patients undergoing coronary artery bypass graft. The FDA may not approve levosimendan for this or any other indication, and if we are unable to obtain regulatory approval, we will be unable to commercialize levosimendan in the U.S.

Additionally, our Board of Directors is conducting a comprehensive review of strategic alternatives focused on maximizing stockholder value and has formed a strategic committee of three independent board members to supervise management in this review. We have engaged Ladenburg Thalmann & Co. Inc. as its financial advisor to assist in the strategic review process; including, but not limited to a merger, a business combination, or a purchase, license or other acquisition of assets. This process may not result in any transaction and we do not intend to disclose additional details unless and until we determine further disclosure is appropriate or required.

First Quarter 2017 Highlights

The following summarizes certain key financial measures for the three months ended March 31, 2017:

●
Cash and cash equivalents, including the fair-value of our marketable securities, were $17.8 million at March 31, 2017.
●
Our net loss from operations was $3.5 million for the first quarter of fiscal 2017 compared to $5.7 million for the three months ended March 31, 2016.
●
Net cash used in operating activities was $4.0 million and $3.3 million for the three months ended March 31, 2017 and 2016, respectively.

Opportunities and Trends

As we focus on the development of our existing products and product candidates, we also continue to position ourselves to execute upon licensing and other partnering opportunities. To do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our collaborative research development and partner relationships.

During the remainder of calendar year 2017, we are focused on the following initiatives:

●
Working with collaborators and partners to accelerate product development, reduce our development costs, and broaden our commercialization capabilities;
●
Gaining regulatory approval for the continued development and commercialization of our products in the United States; and
●
Identifying and acquiring additional products or product candidates.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no significant changes in critical accounting policies, as compared to the critical accounting policies described in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Financial Overview

Results of Operations- Comparison of the Three Months Ended March 31, 2017 and 2016

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended March 31, 2017 and 2016, respectively, are as follows:

	Three months ended March 31,
	2017	2016	Increase/ (Decrease)	% Increase/ (Decrease)
Personnel costs	$788,814	$713,335	$75,479	11%
Legal and professional fees	505,901	667,364	(161,463)	(24)%
Other costs	116,872	341,613	(224,741)	(66)%
Facilities	34,694	36,436	(1,742)	(5)%
Depreciation and amortization	1,173	2,948	(1,775)	(60)%

Personnel costs:

Personnel costs increased approximately $75,000 for the three months ended March 31, 2017 compared to the same period in the prior year. This increase was due primarily to the recognized expense for the vesting of outstanding stock options and an overall increase in employee salaries and benefits paid during the current period as compared to the same period of the prior year.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, consulting fees, recruiting costs and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees decreased approximately $161,000 for the three months ended March 31, 2017 compared to the same period in the prior year. This decrease was due primarily to decreases in costs incurred for auditing, legal and consulting fees, and the vested value of stock option grants to our Board of Directors, partially offset by an increase in costs incurred for investor relations services.

–
Audit and accounting fees decreased approximately $45,000 in the current period. This decrease was due primarily to the costs incurred for the change in our fiscal year, which necessitated the filing of our audited transitional financial statements in the prior year which were not incurred in the current period.
–
Legal fees decreased approximately $62,000 in the current period. This decrease was due primarily to the costs incurred for the change in our fiscal year, which necessitated the filing of our Form 10-KT to transition to a calendar year filer in the prior year, which were not incurred in the current period.
–
Consulting costs decreased approximately $70,000 in the current period. This decrease was due primarily to the fees paid to third-party firms for pre-launch commercialization preparations for LCOS, nationwide registrations for drug distribution and market analysis and research for septic shock in the prior year which were not incurred in the current period.
–
Costs associated with investor relations and communication increased approximately $33,000 in the current period. This increase was due primarily to fees paid to a third-party investor relations firm providing marketing and corporate communications services to us in the current period, which were not incurred in the same period of the prior year.
–
Board of Directors fees decreased in the current period by approximately $21,000. This decrease was due primarily to a reduction in the recognized expense for the vesting of stock options awarded in the current period as compared to the recognized expense for stock options awarded in the same period of the prior year.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The approximately $225,000 decrease in other costs for the three months ended March 31, 2017 was due primarily to an approximately $145,000 decrease in franchise taxes paid, a reduction of approximately $20,000 in costs incurred for our sponsorship of the National Sepsis Foundation during the same period in the prior year, and an overall decrease in travel costs, supplies expenses, bank fees and other miscellaneous charges in the current period as compared to the same period in the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the three months ended March 31, 2017 and 2016.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the three months ended March 31, 2017 and 2016.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended March 31, 2017 and 2016, respectively, are as follows:

	Three months ended March 31,
	2017	2016	Increase/ (Decrease)	% Increase/ (Decrease)
Clinical and preclinical development	$1,830,087	$3,534,718	$(1,704,631)	(48)%
Consulting	110,612	256,304	(145,692)	(57)%
Personnel costs	106,776	140,503	(33,727)	(24)%
Other costs	3,957	12,109	(8,152)	(67)%

Clinical and preclinical development:

Clinical and preclinical development costs include, primarily, the costs associated with our Phase III clinical trial for levosimendan. The decrease of approximately $1.7 million in clinical and preclinical development costs for the three months ended March 31, 2017, compared to the same period in the prior year, was primarily due to decreased expenditures for CRO costs to manage the Levo-CTS Phase III clinical trial. For the three months ended March 31, 2017, we recorded CRO costs of approximately $1.8 million for the management of the Phase III trial, compared to CRO costs of $3.5 million, which included approximately $1.6 million in pass-through site activation and enrolled patient costs, during the same period in the prior year.

Consulting fees:

Consulting fees decreased approximately $146,000 for the three months ended March 31, 2017 compared to the same period in the prior year, primarily due to a decrease in fees paid to a third-party consulting firm for services provided to improve training and communication with active sites in support of our Phase III Levo-CTS clinical trial in the prior year which were not incurred in the current period.

Personnel costs:

Personnel costs decreased approximately $34,000 for the three months ended March 31, 2017 primarily due to a reduction in headcount in the current period as compared to the same period in the prior year.

Other costs:

Other costs decreased approximately $8,000 for the three months ended March 31, 2017 as compared to the same period in the prior year due primarily to a reduction in travel costs in the current period.

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

Other income and expense, net

Other income and expense includes non-operating income and expense items not otherwise recorded in our condensed consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the three months ended March 31, 2017 and 2016, respectively, is as follows:

	Three months ended March 31,
	2017	2016	(Increase)/ Decrease	% Increase/ (Decrease)
Other income, net	$(223,301)	$(343,668)	$120,367	(35)%

Other income decreased approximately $120,000 for the three months ended March 31, 2017 compared to the same period in the prior year. This decrease is due primarily to the change in fair value of our Series C warrant derivative liability in the current period and a reduction in the interest earned on our investment in marketable securities.

During the three months ended March 31, 2017, we recorded a derivative gain of approximately $171,000 which compared to a derivative gain of approximately $231,000 for the same period in the prior year. These charges to income are derived from the free standing Series C warrants which are measured at their fair market value each period using the Monte Carlo simulation model.

During the three months ended March 31, 2017, we recorded interest income of approximately $52,000 from our investments in marketable securities. This income is derived from approximately $114,000 in bond interest paid, partially offset by approximately $67,000 in charges for amortization of premiums paid and fair-value adjustments measured each period, which compares to approximately $314,000 in bond interest paid, partially offset by approximately $198,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of March 31, 2017 we had an accumulated deficit of approximately $208 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan for heart failure and other potential indications, as well as identifying and developing other potential product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $12,787,780 and $13,628,175 and working capital of $7,746,447 and $7,428,938 as of March 31, 2017 and December 31, 2016, respectively. Based on our working capital and the value of our investments in marketable securities at March 31, 2017, we believe we have sufficient capital to fund our operations through the first half of calendar year 2018.

We recently completed a Phase III clinical trial for levosimendan, and we expect our primary focus will be on preparing and filing an NDA with the FDA for heart failure or cardiac surgery. Our ability to continue to pursue testing and development of other potential products depends on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining the necessary resources.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On March 15, 2017, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), because the minimum bid price of our common stock on the Nasdaq Capital Market has closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until September 11, 2017, to regain compliance with the minimum $1.00 bid price per share requirement. To regain compliance, any time before September 11, 2017, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. If we do not regain compliance during this cure period, we expect that Nasdaq will provide written notification to us that our common stock will be delisted. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel.

We intend to engage in efforts to regain compliance and thus maintain our listing. However, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock; adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and shareholders may lose some or all of their investment.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Net cash used in operating activities	$(4,037,296)	$(3,319,866)
Net cash provided by investing activities	1,069,744	2,921,931

Net cash used in operating activities.  Net cash used in operating activities was approximately $4.0 million for the three months ended March 31, 2017 compared to net cash used in operating activities of approximately $3.3 million for the three months ended March 31, 2016. The increase in cash used for operating activities was due primarily to a decrease in our accrued costs related to the Phase III clinical trial for levosimendan.

Net cash provided by investing activities. Net cash provided by investing activities was approximately $1.1 million for the three months ended March 31, 2017 compared to approximately $2.9 million for the three months ended March 31, 2016. The decrease in cash provided by investing activities was primarily due a reduction in the sale of marketable securities in the current period.

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
●
the possible costs of litigation.

We believe that our existing cash and cash equivalents, along with our investment in marketable securities, will be sufficient to fund our projected operating requirements through the first half of calendar year 2018. We will need substantial additional capital in the future in order to complete the development and commercialization of levosimendan and to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2016. There have not been material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board, or the FASB, issued a new accounting standard that provides guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities, or a set, does not qualify to be a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires a set to be considered a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and removes the evaluation as to whether a market participant could replace the missing elements. The new standard will be effective for us on January 1, 2018 and will be adopted on a prospective basis. Early adoption is permitted. We are currently evaluating the effect that the standard will have on our condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued a new accounting standard that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. The new standard is effective for us in our first quarter of fiscal 2018 and earlier adoption is permitted. We do not believe that adopting this updated standard will have a material impact on our condensed consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued a new accounting standard intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance includes provisions to reduce the complexity related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. The new standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. We adopted this standard as of January 1, 2017. The adoption of this standard does not have a material impact on our condensed consolidated financial statements and related disclosures.

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

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.    RISK FACTORS

The risks we face have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, except as set forth below:

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On March 15, 2017, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), because the minimum bid price of our common stock on the Nasdaq Capital Market has closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until September 11, 2017, to regain compliance with the minimum $1.00 bid price per share requirement.  To regain compliance, any time before September 11, 2017, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days.  If we do not regain compliance during this cure period, we expect that Nasdaq will provide written notification to us that our common stock will be delisted. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel.

While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock; adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and shareholders may lose some or all of their investment.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

The following table lists all repurchases during the three months ended March 31, 2017 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Januray 1, 2017 - January 31, 2017	-	$-	-	$-
February 1, 2017 - February 28, 2017	-	$-	-	$-
March 1, 2017 - March 31, 2017	116,473	$0.68	-	$-
Total	116,473	$0.68	-	$-

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

TENAX THERAPEUTICS, INC.

Date: May 10, 2017	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
Interim Chief Executive Officer, President and Chief Financial Officer (On behalf of the Registrant and as Principal Executive and Financial Officer)

EXHIBIT INDEX

No.	Description

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith