Form 10-Q
period 2017-06-30
TENAX THERAPEUTICS, INC.
filed 2017-08-09
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

As of August 4, 2017, the registrant had outstanding 28,236,546 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,233,686	$9,995,955
Marketable securities	6,562,654	3,284,616
Accounts receivable	24,649	72,599
Prepaid expenses	176,326	275,005
Total current assets	8,997,315	13,628,175
Marketable securities	3,329,977	8,586,110
Property and equipment, net	14,921	19,105
Other assets	1,106,785	1,106,785
Total assets	$13,448,998	$23,340,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$434,195	$727,599
Accrued liabilities	1,676,754	5,245,546
Warrant liabilities	72,157	226,092
Total current liabilities	2,183,106	6,199,237
Total liabilities	2,183,106	6,199,237

Commitments and contingencies; see Note 6

Stockholders' equity
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 28,236,546 and 28,120,021, respectively	2,824	2,812
Additional paid-in capital	222,193,941	221,816,447
Accumulated other comprehensive loss	(9,515)	(18,718)
Accumulated deficit	(210,921,358)	(204,659,603)
Total stockholders’ equity	11,265,892	17,140,938
Total liabilities and stockholders' equity	$13,448,998	$23,340,175

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$1,791,436	$1,239,644	$3,238,890	$3,001,339
Research and development	1,222,933	3,431,591	3,274,365	7,375,225
Total operating expenses	3,014,369	4,671,235	6,513,255	10,376,564

Net operating loss	3,014,369	4,671,235	6,513,255	10,376,564

Other income	(28,199)	(30,027)	(251,500)	(373,696)
Net loss	$2,986,170	$4,641,208	$6,261,755	$10,002,868

Unrealized gain on marketable securities	(2,660)	(78,073)	(9,203)	(218,309)
Total comprehensive loss	$2,983,510	$4,563,135	$6,252,552	$9,784,559

Net loss per share, basic and diluted	$(0.11)	$(0.17)	$(0.22)	$(0.36)
Weighted average number of common shares outstanding, basic and diluted	28,236,495	28,119,796	28,188,228	28,119,772

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,261,755)	$(10,002,868)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,456	9,711
Issuance and vesting of compensatory stock options and warrants	297,981	255,002
Issuance of common stock as compensation	79,525	573
Change in the fair value of warrants	(153,935)	(153,935)
Amortization of premium on marketable securities	113,781	428,269
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	146,629	147,910
Accounts payable and accrued liabilities	(3,862,196)	829,979
Net cash used in operating activities	(9,632,514)	(8,485,359)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(299,172)	(7,255,578)
Sale of marketable securities	2,172,689	14,011,393
Purchase of property and equipment	(3,272)	(2,884)
Net cash provided by investing activities	1,870,245	6,752,931

Net change in cash and cash equivalents	(7,762,269)	(1,732,428)
Cash and cash equivalents, beginning of period	9,995,955	3,660,453
Cash and cash equivalents, end of period	$2,233,686	$1,928,025

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Tenax Therapeutics, Inc. (the ?Company?) was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David?& Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc. On June?17, 2008, the stockholders of Synthetic Blood International approved the Agreement and Plan of Merger dated April?28, 2008, between Synthetic Blood International and Oxygen Biotherapeutics, Inc., a Delaware corporation. Oxygen Biotherapeutics was formed on April?17, 2008 by Synthetic Blood International to participate in the merger for the purpose of changing the state of domicile of Synthetic Blood International from New Jersey to Delaware. Certificates of Merger were filed with the states of New Jersey and Delaware and the merger was effective June?30, 2008. Under the Plan of Merger, Oxygen Biotherapeutics was the surviving corporation and each share of Synthetic Blood International common stock outstanding on June?30, 2008 was converted to one share of Oxygen Biotherapeutics common stock. On September 19, 2014, the Company changed its name to Tenax Therapeutics, Inc.

On October 18, 2013, the Company created a wholly owned subsidiary, Life Newco, Inc., a Delaware corporation (“Life Newco”), to acquire certain assets of Phyxius Pharma, Inc., a Delaware corporation (“Phyxius”) pursuant to an Asset Purchase Agreement, dated October 21, 2013 (the “Asset Purchase Agreement”), by and among the Company, Life Newco, Phyxius and the stockholders of Phyxius (the “Phyxius Stockholders”). As further discussed in Note 6 below, on November 13, 2013, under the terms and subject to the conditions of the Asset Purchase Agreement, Life Newco acquired certain assets, including a license granting Life Newco an exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at December 31, 2016 has been derived from the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2016. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) rules and regulations. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of results for the full year or any other future periods. As such, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2016.

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

Liquidity and Management’s Plan

At June 30, 2017, the Company had cash and cash equivalents, including the fair value of its marketable securities, of approximately $12.1 million. The Company used $9.6 million of cash for operating activities during the six months ended June 30, 2017 and had stockholders’ equity of $11.3 million, versus $17.1 million at December 31, 2016.

The Company expects to continue to incur expenses related to development of levosimendan for heart failure and other potential indications, as well as identifying and developing other potential product candidates. Based on its resources at June 30, 2017, the Company believes that it has sufficient capital to fund its planned operations through the third quarter of calendar year 2018. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

	Six months ended June 30,
	2017	2016

Options to purchase common stock	4,292,088	4,092,698
Warrants to purchase common stock	2,415,268	2,571,582
Restricted stock	-	520

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (the “FASB”), issued a new accounting standard that change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The new standard will be effective for the Company on January 1, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect that the standard will have on its condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued a new accounting standard that provides guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities, or a set, does not qualify to be a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires a set to be considered a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and removes the evaluation as to whether a market participant could replace the missing elements. The new standard will be effective for the Company on January 1, 2018 and will be adopted on a prospective basis. Early adoption is permitted. The Company is currently evaluating the effect that the standard will have on its condensed consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued a new accounting standard that supersedes nearly all existing revenue recognition guidance under GAAP. The new standard is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued a new standard to clarify the implementation guidance on principal versus agent considerations, and in April 2016, the FASB issued a new standard to clarify the implementation guidance on identifying performance obligations and licensing. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from annual periods beginning after December 15, 2016, to annual periods beginning after December 15, 2017. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company does not believe adoption of this standard will have a material impact on its condensed consolidated financial statements and related disclosures.

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

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the Condensed Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At June 30, 2017, the Company believes that the costs of its investments are recoverable in all material respects.

The following table summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	June 30, 2017
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$9,819,152	$82,994	$6,034	$(15,549)	$9,892,631

The following table summarizes the scheduled maturity for the Company’s investments at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
Maturing in one year or less	$6,562,654	$3,284,616
Maturing after one year through three years	3,329,977	8,586,110
Total investments	$9,892,631	$11,870,726

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

The Monte Carlo model is used for the Series C Warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. This requires Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and fundamental transactions.  The other assumptions used by the Company are summarized in the following table for the Series C Warrants that were outstanding as of June 30, 2017 and December 31, 2016

Series C Warrants	June 30, 2017	December 31, 2016
Closing stock price	$0.74	$1.95
Expected dividend rate	0%	0%
Expected stock price volatility	83.20%	79.60%
Risk-free interest rate	1.39%	1.35%
Expected life (years)	2.06	2.56

As of June 30, 2017, the fair value of the warrant liability was $72,157. The Company recorded a loss of $16,837 and a gain of $153,935 for the change in fair value as a component of other income on the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2017, respectively.

As of June 30, 2017, there were 240,523 Series C Warrants outstanding.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

		Fair Value Measurements at Reporting Date Using
	Balance as of June 30, 2017	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$2,233,686	$2,233,686	$-	$-
Marketable securities	$6,562,654	$-	$6,562,654	$-

Long-term Assets
Marketable securities	$3,329,977	$-	$3,329,977	$-

Current Liabilities
Warrant liabilities	$72,157	$-	$-	$72,157

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2016	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$9,995,955	$9,995,955	$-	$-
Marketable securities	$3,284,616	$-	$3,284,616	$-

Long-term Assets
Marketable securities	$8,586,110	$-	$8,586,110	$-

Current Liabilities
Warrant liabilities	$226,092	$-	$-	$226,092

There were no significant transfers between levels in the six months ended June 30, 2017.

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Laboratory equipment	$354,861	$354,861
Computer equipment and software	104,949	101,677
Office furniture and fixtures	130,192	130,192
	590,002	586,730
Less: Accumulated depreciation	(575,081)	(567,625)
	$14,921	$19,105

Depreciation expense was approximately $3,000 and $5,000 for the three months ended June 30, 2017 and 2016, respectively, and $7,000 and $10,000 for the six months ended June 30, 2017 and 2016, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Operating costs	$1,607,404	$4,361,538
Employee related	69,350	884,008
	$1,676,754	$5,245,546

NOTE 5. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of June 30, 2017 and December 31, 2016:

Asset Category	Weighted Average Amortization Period (in Years)	Value Assigned	Accumulated Amortization	Impairments	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	N/A	22,000,000	-	(22,000,000)	-
Total		$22,000,000		$(22,000,000)	$-

The aggregate amortization expense on the above intangibles was $0 for each of the three and six months ended June 30, 2017 and 2016.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Simdax license agreement

On November 13, 2013, the Company acquired, through its wholly owned subsidiary, Life Newco, that certain License Agreement (the “License”), dated September 20, 2013 by and between Phyxius and Orion Corporation, a global healthcare company incorporated under the laws of Finland (“Orion”), and that certain Side Letter, dated October 15, 2013 by and between Phyxius and Orion. The License grants the Company an exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan (the “Product”) in the United States and Canada (the “Territory”) from Orion.  Pursuant to the License, the Company must use Orion’s “Simdax®” trademark to commercialize the Product.  The License also grants to the Company a right of first refusal to commercialize new developments of the Product, including developments as to the formulation, presentation, means of delivery, route of administration, dosage or indication.  Orion’s ongoing role under the License includes sublicense approval, serving as the sole source of manufacture, holding a first right to enforce intellectual property rights in the Territory, and certain regulatory participation rights.  Additionally, the Company must grant back to Orion a broad non-exclusive license to any patents or clinical trial data related to the Product developed by the Company under the License.  The License has a fifteen (15) year term, provided, however, that the License will continue after the end of the fifteen year term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country.

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

As of June 30, 2017, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s Certificate of Incorporation, the Board of Directors is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. As of June 30, 2017, no shares of preferred stock are designated, issued or outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of June 30, 2017, there were 28,236,546 shares of common stock issued and outstanding.

Warrants

As of June 30, 2017, the Company has 2,415,268 warrants outstanding. The following table summarizes the warrant activity for the six months ended June 30, 2017:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2016	2,415,675	$2.64
Cancelled	(407)	123.00
Outstanding at June 30, 2017	2,415,268	$2.62

2016 Stock Incentive Plan

In June 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”).  Under the 2016 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. On June 16, 2016, the Company’s stockholders approved the 2016 Plan and authorized for issuance under the 2016 Plan a total of 3,000,000 shares of common stock. As of June 30, 2017, no awards have been granted under the 2016 Plan.

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “1999 Plan”). Under the 1999 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. On March 13, 2014, the Company’s stockholders approved an amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 4,000,000 shares, up from 300,000 previously authorized. On September 15, 2015, the Company’s stockholders approved an additional amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 5,000,000 shares, up from 4,000,000 previously authorized. As of June 30, 2017, the Company had 593,865 shares of common stock available for grant under the 1999 Plan.

The following table summarizes the shares available for grant under the 1999 Plan for the six months ended June 30, 2017:

Shares Available for Grant
Balances, at December 31, 2016	268,500
Options granted	(260,000)
Options cancelled/forfeited	701,610
Restricted stock granted	(213,420)
Restricted stock cancelled/forfeited	97,175
Balances, at June 30, 2017	593,865

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

The following table summarizes the outstanding stock options under the 1999 Plan for the six months ended June 30, 2017:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2016	4,733,698	$4.98
Options granted	260,000	$0.55
Options cancelled	(701,610)	$4.35
Balances, at June 30, 2017	4,292,088	$4.82

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $135,999 and $297,981 for the three and six months ended June 30, 2017, respectively.

As of June 30, 2017, there were unrecognized compensation costs of approximately $609,000 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.8 years. Additionally, there were unrecognized compensation costs of approximately $5.9 million related to non-vested stock option awards subject to performance-based vesting milestones with a weighted average remaining life of 2.8 years. As of June 30, 2017, none of these milestones have been achieved.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the six months ended June 30, 2017 and 2016:

	For the six months ended June 30,
	2017	2016
Risk-free interest rate (weighted average)	2.19%	1.60%
Expected volatility (weighted average)	99.59%	84.53%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.
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
Forfeitures
Stock compensation expense recognized in the statements of operations for the six months ended June 30, 2017 and 2016 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Restricted Stock Grants

The following table summarizes the restricted stock grants under the 1999 Plan for the six months ended June 30, 2017.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at December 31, 2016	214	$2.72
Restricted stock granted	213,420	$0.68
Restricted stock vested	(116,525)	$0.68
Restricted stock cancelled	(97,109)	$0.68
Balances, at June 30, 2017	-	$-

The Company recorded compensation expense for these restricted stock grants of $98 and $390 for the three and six months ended June 30, 2017, respectively.

As of June 30, 2017, there was no unrecognized compensation costs related to the non-vested restricted stock grants.

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

A summary of the activity and related information for the inducement stock options follows:

	Number of Shares	Weighted Average Exercise Price
Inducement Stock Options outstanding at December 31, 2016	8,334	$3.22
Options forfeited or expired	(8,334)	$3.22
Inducement Stock Options outstanding at June 30, 2017	-	$-

Inducement stock option compensation expense totaled $1,787 and $4,468 for the three months ended June 30, 2017 and 2016, respectively, and $4,468 and $10,723 for the six months ended June 30, 2017 and 2016, respectively.

At June 30, 2017, there were no inducement stock options outstanding.

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

Notwithstanding the fact that the trial’s primary endpoints were not statistically significant, and given the statistically significant reductions in the secondary endpoints, we continue to believe levosimendan is an effective and safe inotrope to increase cardiac output in patients at risk for or with perioperative low cardiac output. Following the announcement of the Phase III LEVO-CTS top-line results, we held a meeting with the FDA to review the preliminary trial data and discuss a path forward to file a NDA for levosimendan. As a follow-up to this meeting, in May 2017, we participated in a pre-NDA meeting with the FDA to discuss the possibility of submitting an NDA for levosimendan in two indications: treatment of patients undergoing coronary artery bypass grafting (CABG) to reduce the risk of low cardiac output syndrome (LCOS) and treatment of patients with acute decompensated heart failure (ADHF) for improvement in symptoms. In July 2017, both the FDA and Health Canada determined that another trial would be necessary in order to support the filing of an NDA for levosimendan. We are currently evaluating clinical, regulatory and financial options with regard to continued development of the levosimendan program in the U.S. and Canada.

Additionally, our Board of Directors is conducting a comprehensive review of strategic alternatives focused on maximizing stockholder value and has formed a strategic committee of three independent board members to supervise management in this review. We have engaged Ladenburg Thalmann & Co. Inc. as our financial advisor to assist in the strategic review process; including, but not limited to a merger, a business combination, or a purchase, license or other acquisition of assets. This process may not result in any transaction and we do not intend to disclose additional details unless and until we determine further disclosure is appropriate or required.

Second Quarter 2017 Highlights

The following summarizes certain key financial measures for the three months ended June 30, 2017:

●
Cash and cash equivalents, including the fair-value of our marketable securities, were $12.1 million at June 30, 2017.
●
Our net loss from operations was $3.0 million for the second quarter of fiscal 2017 compared to $4.7 million for the three months ended June 30, 2016.
●
Net cash used in operating activities was $5.6 million and $5.2 million for the three months ended June 30, 2017 and 2016, respectively.

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

Financial Overview

Results of Operations- Comparison of the Three Months Ended June 30, 2017 and 2016

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended June 30, 2017 and 2016, respectively, are as follows:

	Three months ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2017	2016
Personnel costs	$1,122,467	$621,613	$500,854	81%
Legal and professional fees	534,053	449,218	84,835	19%
Other costs	94,617	130,111	(35,494)	(27)%
Facilities	36,132	35,317	815	2%
Depreciation and amortization	4,167	3,385	782	23%

Personnel costs:

Personnel costs increased approximately $501,000 for the three months ended June 30, 2017 compared to the same period in the prior year. This increase was due primarily to the severance costs incurred upon the resignation of our former chief executive officer during the current period as compared to the same period of the prior year.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, consulting fees, recruiting costs and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees increased approximately $85,000 for the three months ended June 30, 2017 compared to the same period in the prior year. This increase was due primarily to an increase in legal costs incurred for general corporate matters as compared to the same period in the prior year.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The approximately $35,000 decrease in other costs for the three months ended June 30, 2017 was due primarily to decreases in costs incurred for travel and banking fees associated with our investments in marketable securities as compared to the same period in the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the three months ended June 30, 2017 and 2016.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the three months ended June 30, 2017 and 2016.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended June 30, 2017 and 2016, respectively, are as follows:

	Three months ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2017	2016
Clinical and preclinical development	$1,173,903	$3,115,255	$(1,941,352)	(62)%
Consulting	2,323	174,020	(171,697)	(99)%
Personnel costs	44,847	132,225	(87,378)	(66)%
Other costs	1,860	10,091	(8,231)	(82)%

Clinical and preclinical development:

Clinical and preclinical development costs include, primarily, the costs associated with our Phase III clinical trial for levosimendan. The decrease of approximately $1.9 million in clinical and preclinical development costs for the three months ended June 30, 2017, compared to the same period in the prior year, was primarily due to decreased expenditures for CRO costs to manage the Levo-CTS Phase III clinical trial. For the three months ended June 30, 2017, we recorded CRO costs of approximately $1.2 million for the management of the Phase III trial, compared to CRO costs of $3.1 million, which included approximately $1.6 million in pass-through site activation and enrolled patient costs, during the same period in the prior year.

Consulting fees:

Consulting fees decreased approximately $172,000 for the three months ended June 30, 2017 compared to the same period in the prior year, primarily due to a decrease in fees paid to a third-party consulting firm for services provided to improve training and communication with active sites in support of our Phase III Levo-CTS clinical trial and contract labor for additional clinical trial support services in the prior year which were not incurred in the current period.

Personnel costs:

Personnel costs decreased approximately $87,000 for the three months ended June 30, 2017 primarily due to a reduction in headcount in the current period as compared to the same period in the prior year.

Other costs:

Other costs decreased approximately $8,000 for the three months ended June 30, 2017 as compared to the same period in the prior year due primarily to a reduction in travel related costs in the current period.

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

Other income and expense, net

Other income and expense includes non-operating income and expense items not otherwise recorded in our condensed consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the three months ended June 30, 2017 and 2016, respectively, is as follows:

	Three months ended June 30,		(Increase)/ Decrease
	2017	2016
Other income, net	$(28,199)	$(30,027)	$1,828

Other income decreased approximately $2,000 for the three months ended June 30, 2017 compared to the same period in the prior year. This decrease is due primarily to the change in fair value of our Series C warrant derivative liability in the current period and by a reduction in the interest earned on our investment in marketable securities.

During the three months ended June 30, 2017, we recorded a derivative gain of approximately $17,000 which compared to a derivative gain of approximately $77,000 for the same period in the prior year. These charges to income are derived from the free standing Series C warrants which are measured at their fair market value each period using the Monte Carlo simulation model.

During the three months ended June 30, 2017, we recorded interest income of approximately $43,000 from our investments in marketable securities. This income is derived from approximately $90,000 in bond interest paid, partially offset by approximately $47,000 in charges for amortization of premiums paid and fair-value adjustments measured each period, which compares to approximately $273,000 in bond interest paid, partially offset by approximately $132,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Results of Operations- Comparison of the Six Months Ended June 30, 2017 and 2016

General and Administrative Expenses

General and administrative expenses and percentage changes for the six months ended June 30, 2017 and 2016, respectively, are as follows:

	Six months ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2017	2016
Personnel costs	$1,911,280	$1,334,948	$576,332	43%
Legal and professional fees	1,039,954	1,116,582	(76,628)	(7)%
Other costs	211,490	471,723	(260,233)	(55)%
Facilities	70,826	71,753	(927)	(1)%
Depreciation and amortization	5,340	6,333	(993)	(16)%

Personnel costs:

Personnel costs increased approximately $576,000 for the six months ended June 30, 2017 compared to the same period in the prior year. This increase was due primarily to the recognized expense for the vesting of outstanding stock options and the severance costs incurred upon the resignation of our former chief executive officer during the current period as compared to the same period of the prior year.

Legal and professional fees:

Legal and professional fees decreased approximately $77,000 for the six months ended June 30, 2017 compared to the same period in the prior year. This decrease was due primarily to decreases in costs incurred for auditing and consulting fees, and the vested value of stock option grants to our Board of Directors, partially offset by an increase in costs incurred for legal and investor relations services.

Audit and accounting fees decreased approximately $44,000 in the current period. This decrease was due primarily to the costs incurred for the change in our fiscal year, which necessitated the filing of our audited transitional financial statements in the prior year which were not incurred in the current period.

Legal fees increased approximately $16,000 in the current period. This increase was due primarily to the costs incurred for general corporate matters as compared to the same period in the prior year.

Consulting costs decreased approximately $62,000 in the current period. This decrease was due primarily to the fees paid to third-party firms for pre-launch commercialization preparations for LCOS, nationwide registrations for drug distribution and market analysis and research for septic shock in the prior year which were not incurred in the current period.

Costs associated with investor relations and communication increased approximately $29,000 in the current period. This increase was due primarily to fees paid to a third-party investor relations firm providing marketing and corporate communications services to us in the current period, which were not incurred in the same period of the prior year.

Board of Directors fees decreased in the current period by approximately $25,000. This decrease was due primarily to a reduction in the recognized expense for the vesting of stock options awarded in the current period as compared to the recognized expense for stock options awarded in the same period of the prior year.

Other costs:

The approximately $260,000 decrease in other costs for the six months ended June 30, 2017 was due primarily to an approximately $146,000 decrease in franchise taxes paid, a reduction of approximately $20,000 in costs incurred for our sponsorship of the National Sepsis Foundation during the same period in the prior year, and an overall decrease in travel costs, supplies expenses, bank fees and other miscellaneous charges in the current period as compared to the same period in the prior year.

Facilities:

Facilities costs remained relatively consistent for the six months ended June 30, 2017 and 2016.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the six months ended June 30, 2017 and 2016.

Research and Development Expenses

Research and development expenses and percentage changes for the six months ended June 30, 2017 and 2016, respectively, are as follows:

	Six months ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2017	2016
Clinical and preclinical development	$3,003,990	$6,649,972	$(3,645,982)	(55)%
Consulting	112,935	430,324	(317,389)	(74)%
Personnel costs	151,622	272,728	(121,106)	(44)%
Other costs	5,818	22,201	(16,383)	(74)%

Clinical and preclinical development:

The decrease of approximately $3.6 million in clinical and preclinical development costs for the six months ended June 30, 2017, compared to the same period in the prior year, was primarily due to decreased expenditures for CRO costs to manage the Levo-CTS Phase III clinical trial. For the six months ended June 30, 2017, we recorded CRO costs of approximately $3.0 million for the management of the Phase III trial, compared to CRO costs of $6.6 million, which included approximately $3.3 million in pass-through site activation and enrolled patient costs, during the same period in the prior year.

Consulting fees:

Consulting fees decreased approximately $317,000 for the six months ended June 30, 2017 compared to the same period in the prior year, primarily due to a decrease in fees paid to a third-party consulting firm for services provided to improve training and communication with active sites in support of our Phase III Levo-CTS clinical trial and contract labor for additional clinical trial support services in the prior year which were not incurred in the current period.

Personnel costs:

Personnel costs decreased approximately $121,000 for the six months ended June 30, 2017 primarily due to a reduction in headcount in the current period as compared to the same period in the prior year.

Other costs:

Other costs decreased approximately $16,000 for the six months ended June 30, 2017 as compared to the same period in the prior year due primarily to a reduction in travel related costs in the current period.

Other income and expense, net

Other income for the six months ended June 30, 2017 and 2016, respectively, is as follows:

	Six months ended June 30,		(Increase)/ Decrease
	2017	2016
Other income	$(251,500)	$(373,696)	$122,196

Other income decreased approximately $122,000 for the six months ended June 30, 2017 compared to the same period in the prior year. This decrease is due primarily to the change in fair value of our Series C warrant derivative liability in the current period and a reduction in the interest earned on our investment in marketable securities.

During the six months ended June 30, 2017, we recorded interest income of approximately $90,000 from our investments in marketable securities. This income is derived from approximately $203,000 in bond interest paid, partially offset by approximately $114,000 in charges for amortization of premiums paid and fair-value adjustments measured each period, which compares to approximately $587,000 in bond interest paid, partially offset by approximately $369,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of June 30, 2017 we had an accumulated deficit of approximately $211 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development of levosimendan as well as identifying and developing other potential product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $8,997,315 and $13,628,175 and working capital of $6,814,209 and $7,428,938 as of June 30, 2017 and December 31, 2016, respectively. Based on our working capital and the value of our investments in marketable securities at June 30, 2017, we believe we have sufficient capital to fund our operations through the third quarter of calendar year 2018.

We recently completed a Phase III clinical trial for levosimendan. In July 2017, after presenting data from the LEVO-CTS trial, both the FDA and Health Canada determined that another trial would be necessary in order to support the filing of an NDA for levosimendan. We are currently evaluating clinical regulatory and financial options with regard to continued development of the levosimendan program in the U.S. and Canada. Our ability to continue to pursue testing and development of levosimendan or other potential products depends on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining the necessary resources.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
	2017	2016
Net cash used in operating activities	$(9,632,514)	$(8,485,359)
Net cash provided by investing activities	1,870,245	6,752,931

Net cash used in operating activities.  Net cash used in operating activities was approximately $9.6 million for the six months ended June 30, 2017 compared to net cash used in operating activities of approximately $8.5 million for the six months ended June 30, 2016. The increase in cash used for operating activities was due primarily to a decrease in our accrued costs related to the Phase III clinical trial for levosimendan.

Net cash provided by investing activities. Net cash provided by investing activities was approximately $1.9 million for the six months ended June 30, 2017 compared to approximately $6.8 million for the six months ended June 30, 2016. The decrease in cash provided by investing activities was primarily due a reduction in the sale of marketable securities in the current period.

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
●
the possible costs of litigation.

We believe that our existing cash and cash equivalents, along with our investment in marketable securities, will be sufficient to fund our projected operating requirements through the third quarter of calendar year 2018. We will need substantial additional capital in the future in order to continue the development of levosimendan and to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board, or the FASB, issued a new accounting standard that change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The new standard will be effective for us on January 1, 2019. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the effect that the standard will have on our condensed consolidated financial statements and related disclosures.

In January 2017, the FASB, issued a new accounting standard that provides guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities, or a set, does not qualify to be a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires a set to be considered a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and removes the evaluation as to whether a market participant could replace the missing elements. The new standard will be effective for us on January 1, 2018 and will be adopted on a prospective basis. Early adoption is permitted. We are currently evaluating the effect that the standard will have on our condensed consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued a new accounting standard that supersedes nearly all existing revenue recognition guidance under GAAP. The new standard is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In March 2016, the FASB issued a new standard to clarify the implementation guidance on principal versus agent considerations, and in April 2016, the FASB issued a new standard to clarify the implementation guidance on identifying performance obligations and licensing. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from annual periods beginning after December 15, 2016, to annual periods beginning after December 15, 2017. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We do not believe the adoption of this standard will have a material impact on our condensed consolidated financial statements and related disclosures.

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

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.
RISK FACTORS

The risks we face have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, as supplemented by the risks disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2017.

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

The following table lists all repurchases during the three months ended June 30, 2017 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	-	$-	-	$-
May 1, 2017 - May 31, 2017	-	$-	-	$-
June 1, 2017 - June 30, 2017	52	$0.65	-	$-
Total	52	$0.65	-	$-

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

TENAX THERAPEUTICS, INC.

Date: August 9, 2017	By:	/s/ Michael B. Jebsen
Michael B. Jebsen Interim Chief Executive Officer, President and Chief Financial Officer (On behalf of the Registrant and as Principal Executive and Financial Officer)

EXHIBIT INDEX

No.	Description

10.1	Separation and General Release Agreement dated April 7, 2017 between the Company and John P. Kelley (1)

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on April 7, 2017, and is incorporated herein by reference.

*
Filed herewith