Form 10-Q
period 2017-09-30
TENAX THERAPEUTICS, INC.
filed 2017-11-09
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

As of November 4, 2017, the registrant had outstanding 28,236,546 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,763,883	$9,995,955
Marketable securities	6,770,718	3,284,616
Accounts receivable	24,649	72,599
Prepaid expenses	103,960	275,005
Total current assets	8,663,210	13,628,175
Marketable securities	2,323,858	8,586,110
Property and equipment, net	13,043	19,105
Other assets	2,762	1,106,785
Total assets	$11,002,873	$23,340,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$579,386	$727,599
Accrued liabilities	223,088	5,245,546
Warrant liabilities	36,078	226,092
Total current liabilities	838,552	6,199,237
Total liabilities	838,552	6,199,237

Commitments and contingencies; see Note 6

Stockholders' equity
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 28,236,546 and 28,120,021, respectively	2,824	2,812
Additional paid-in capital	222,322,798	221,816,447
Accumulated other comprehensive loss	(5,749)	(18,718)
Accumulated deficit	(212,155,552)	(204,659,603)
Total stockholders’ equity	10,164,321	17,140,938
Total liabilities and stockholders' equity	$11,002,873	$23,340,175

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$1,056,447	$1,265,880	$4,295,336	$4,267,218
Research and development	253,973	3,234,686	3,528,338	10,609,912
Total operating expenses	1,310,420	4,500,566	7,823,674	14,877,130

Net operating loss	1,310,420	4,500,566	7,823,674	14,877,130

Other income	(76,226)	(226,914)	(327,725)	(600,610)
Net loss	$1,234,194	$4,273,652	$7,495,949	$14,276,520

Unrealized (gain) / loss on marketable securities	(3,767)	39,324	(12,969)	(178,985)
Total comprehensive loss	$1,230,427	$4,312,976	$7,482,980	$14,097,535

Net loss per share, basic and diluted	$(0.04)	$(0.15)	$(0.27)	$(0.51)
Weighted average number of common shares outstanding, basic and diluted	28,236,546	28,119,848	28,204,511	28,119,797

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,495,949)	$(14,276,520)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10,599	14,531
Gain on disposal of property and equipment	-	(74,388)
Issuance and vesting of compensatory stock options and warrants	426,837	366,129
Issuance of common stock as compensation	79,525	858
Change in the fair value of warrants	(190,014)	(214,065)
Amortization of premium on marketable securities	158,209	565,156
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	1,323,018	182,605
Accounts payable and accrued liabilities	(5,170,671)	669,463
Net cash used in operating activities	(10,858,446)	(12,766,231)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(299,172)	(7,255,578)
Sale of marketable securities	2,930,082	17,011,392
Purchase of property and equipment	(4,536)	(2,884)
Proceeds from the sale of property and equipment	-	75,000
Net cash provided by investing activities	2,626,374	9,827,930

Net change in cash and cash equivalents	(8,232,072)	(2,938,301)
Cash and cash equivalents, beginning of period	9,995,955	3,660,453
Cash and cash equivalents, end of period	$1,763,883	$722,152

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at December 31, 2016 has been derived from the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2016. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) rules and regulations. Operating results for the three- and nine- month periods ended September 30, 2017 are not necessarily indicative of results for the full year or any other future periods. As such, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2016.

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

Liquidity and Management’s Plan

At September 30, 2017, the Company had cash and cash equivalents, including the fair value of its marketable securities, of approximately $10.9 million. The Company used $10.9 million of cash for operating activities during the nine months ended September 30, 2017 and had stockholders’ equity of $10.2 million, versus $17.1 million at December 31, 2016.

The Company expects to continue to incur expenses related to development of levosimendan, as well as identifying and developing other potential product candidates. Based on its resources at September 30, 2017, the Company believes that it has sufficient capital to fund its planned operations through the fourth quarter of calendar year 2018. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

	Nine months ended September 30,
	2017	2016

Options to purchase common stock	3,791,145	4,092,698
Warrants to purchase common stock	2,415,268	2,416,046
Restricted stock	-	367

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (the “FASB”), issued an accounting standard that change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The standard will be effective for the Company on January 1, 2019. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect that the standard will have on its condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued an accounting standard that provides guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities, or a set, does not qualify to be a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires a set to be considered a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and removes the evaluation as to whether a market participant could replace the missing elements. The standard will be effective for the Company on January 1, 2018 and will be adopted on a prospective basis. Early adoption is permitted. The Company does not believe adoption of this standard will have a material impact on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued an accounting standard that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. The standard is effective for the Company in its first quarter of fiscal 2018 and earlier adoption is permitted. The Company does not believe that adopting this updated standard will have a material impact on its condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued an accounting standard that amends how credit losses are measured and reported for certain financial instruments that are not accounted for at fair value through net income. This standard will require that credit losses be presented as an allowance rather than as a write-down for available-for-sale debt securities and will be effective for interim and annual reporting periods beginning January 1, 2020, with early adoption permitted, but not earlier than annual reporting periods beginning January 1, 2019. A modified retrospective approach is to be used for certain parts of this guidance, while other parts of the guidance are to be applied using a prospective approach. The Company is currently evaluating the impact that this new standard will have on its condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued an accounting standard that supersedes nearly all existing revenue recognition guidance under GAAP. The standard is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle of the standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued a standard to clarify the implementation guidance on principal versus agent considerations, and in April 2016, the FASB issued a standard to clarify the implementation guidance on identifying performance obligations and licensing. The standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from annual periods beginning after December 15, 2016, to annual periods beginning after December 15, 2017. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company does not believe adoption of this standard will have a material impact on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued an accounting standard intended to improve financial reporting regarding leasing transactions. The standard will require the Company to recognize on the balance sheet the assets and liabilities for the rights and obligations created by all leased assets. The standard will also require it to provide enhanced disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from all leases, operating and capital, with lease terms greater than 12 months. The standard is effective for financial statements beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its condensed consolidated financial statements and related disclosures.

In January 2016, the FASB issued an accounting standard that will enhance the Company’s reporting for financial instruments. The standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier adoption is permitted for interim and annual reporting periods as of the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its condensed consolidated financial statements.

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

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in interest and other income in the condensed consolidated statements of comprehensive loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At September 30, 2017, the Company believes that the costs of its investments are recoverable in all material respects.

The following table summarizes the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	September 30, 2017
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$9,029,156	$71,169	$5,542	$(11,291)	$9,094,576

The following table summarizes the scheduled maturity for the Company’s investments at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
Maturing in one year or less	$6,770,718	$3,284,616
Maturing after one year through three years	2,323,858	8,586,110
Total investments	$9,094,576	$11,870,726

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

The Monte Carlo model is used for the Series C Warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. This requires Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and fundamental transactions.  The other assumptions used by the Company are summarized in the following table for the Series C Warrants that were outstanding as of September 30, 2017 and December 31, 2016

Series C Warrants	September 30, 2017	December 31, 2016
Closing stock price	$0.36	$1.95
Expected dividend rate	0%	0%
Expected stock price volatility	84.53%	79.60%
Risk-free interest rate	1.44%	1.35%
Expected life (years)	1.81	2.56

As of September 30, 2017, the fair value of the warrant liability was $36,078. The Company recorded a gain of $36,079 and $190,014 for the change in fair value as a component of other income on the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2017, there were 240,523 Series C Warrants outstanding.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

		Fair Value Measurements at Reporting Date Using
	Balance as of September 30, 2017	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$1,763,883	$1,763,883	$-	$-
Marketable securities	$6,770,718	$-	$6,770,718	$-

Long-term Assets
Marketable securities	$2,323,858	$-	$2,323,858	$-

Current Liabilities
Warrant liabilities	$36,078	$-	$-	$36,078

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2016	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$9,995,955	$9,995,955	$-	$-
Marketable securities	$3,284,616	$-	$3,284,616	$-

Long-term Assets
Marketable securities	$8,586,110	$-	$8,586,110	$-

Current Liabilities
Warrant liabilities	$226,092	$-	$-	$226,092

There were no significant transfers between levels in the nine months ended September 30, 2017.

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment consist of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Laboratory equipment	$354,861	$354,861
Computer equipment and software	101,015	101,677
Office furniture and fixtures	130,192	130,192
	586,068	586,730
Less: Accumulated depreciation	(573,025)	(567,625)
	$13,043	$19,105

Depreciation expense was approximately $3,000 and $5,000 for the three months ended September 30, 2017 and 2016, respectively, and $11,000 and $15,000 for the nine months ended September 30, 2017 and 2016, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Operating costs	$170,711	$4,361,538
Employee related	52,377	884,008
	$223,088	$5,245,546

NOTE 5. INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of September 30, 2017 and December 31, 2016:

Asset Category	Weighted Average Amortization Period (in Years)	Value Assigned	Accumulated Amortization	Impairments	Carrying Value (Net of Impairments and Accumulated Amortization)

IPR&D	N/A	22,000,000	-	(22,000,000)	-
Total		$22,000,000		$(22,000,000)	$-

The aggregate amortization expense on the above intangibles was $0 for each of the three and nine months ended September 30, 2017 and 2016.

In Process Research and Development

The levosimendan product represents an in process research and development (“IPR&D”) asset. The IPR&D asset is a research and development project rather than a product or process already in service or being sold. Research and development intangible assets are considered indefinite-lived until the abandonment or completion of the associated research and development efforts. If abandoned, the assets would be impaired. Research and development expenditures that are incurred after the acquisition, including those for completing the research and development activities related to the acquired intangible research and development assets, are generally expensed as incurred.

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

As of September 30, 2017, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s Certificate of Incorporation, the Board of Directors is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. As of September 30, 2017, no shares of preferred stock are designated, issued or outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of September 30, 2017, there were 28,236,546 shares of common stock issued and outstanding.

Warrants

As of September 30, 2017, the Company has 2,415,268 warrants outstanding. The following table summarizes the warrant activity for the nine months ended September 30, 2017:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2016	2,415,675	$2.64
Cancelled	(407)	123.00
Outstanding at September 30, 2017	2,415,268	$2.62

2016 Stock Incentive Plan

In June 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”).  Under the 2016 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. On June 16, 2016, the Company’s stockholders approved the 2016 Plan and authorized for issuance under the 2016 Plan a total of 3,000,000 shares of common stock. As of September 30, 2017, no awards have been granted under the 2016 Plan.

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “1999 Plan”). Under the 1999 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. On March 13, 2014, the Company’s stockholders approved an amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 4,000,000 shares, up from 300,000 previously authorized. On September 15, 2015, the Company’s stockholders approved an additional amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 5,000,000 shares, up from 4,000,000 previously authorized. As of September 30, 2017, the Company had 1,094,808 shares of common stock available for grant under the 1999 Plan.

The following table summarizes the shares available for grant under the 1999 Plan for the nine months ended September 30, 2017:

Shares Available for Grant
Balances, at December 31, 2016	268,500
Options granted	(260,000)
Options cancelled/forfeited	1,202,553
Restricted stock granted	(213,420)
Restricted stock cancelled/forfeited	97,175
Balances, at September 30, 2017	1,094,808

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

The following table summarizes the outstanding stock options under the 1999 Plan for the nine months ended September 30, 2017:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2016	4,733,698	$4.98
Options granted	260,000	$0.55
Options cancelled	(1,202,553)	$4.76
Balances, at September 30, 2017	3,791,145	$4.75

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $128,856 and $426,837 for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2017, there were unrecognized compensation costs of approximately $465,000 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.6 years. Additionally, there were unrecognized compensation costs of approximately $5.9 million related to non-vested stock option awards subject to performance-based vesting milestones with a weighted average remaining life of 2.5 years. As of September 30, 2017, none of these milestones have been achieved.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the nine months ended September 30, 2017 and 2016:

	For the nine months ended September 30,
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
Forfeitures
Stock compensation expense recognized in the statements of operations for the nine months ended September 30, 2017 and 2016 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Restricted Stock Grants

The following table summarizes the restricted stock grants under the 1999 Plan for the nine months ended September 30, 2017.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at December 31, 2016	214	$2.72
Restricted stock granted	213,420	$0.68
Restricted stock vested	(116,525)	$0.68
Restricted stock cancelled	(97,109)	$0.68
Balances, at September 30, 2017	-	$-

The Company recorded compensation expense for these restricted stock grants of $35 and $425 for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2017, there was no unrecognized compensation costs related to the non-vested restricted stock grants.

Inducement Stock Options

On February 15, 2015, an employment inducement stock option award for 25,000 shares of common stock was made to the Company’s former chief medical officer. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by Nasdaq Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award was set to vest over a three-year period, with one-third vesting per year, beginning one year from the grant date. The options had a 10-year term and an exercise price of $3.22 per share, the February 13, 2015 closing price of the Company’s common stock.

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

A summary of the activity and related information for the inducement stock options follows:

	Number of Shares	Weighted Average Exercise Price
Inducement Stock Options outstanding at December 31, 2016	8,334	$3.22
Options forfeited or expired	(8,334)	$3.22
Inducement Stock Options outstanding at September 30, 2017	-	$-

Inducement stock option compensation expense totaled $1,787 and $4,468 for the three months ended September 30, 2017 and 2016, respectively, and $6,255 and $15,191 for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, there were no inducement stock options outstanding.

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

Third Quarter 2017 Highlights

The following summarizes certain key financial measures for the three months ended September 30, 2017:

●
Cash and cash equivalents, including the fair-value of our marketable securities, were $10.9 million at September 30, 2017.

●
Our net loss from operations was $1.3 million and $4.5 million for the three months ended September 30, 2017 and 2016, respectively.

●
Net cash used in operating activities was $1.3 million and $4.3 million for the three months ended September 30, 2017 and 2016, respectively.

Opportunities and Trends

As we focus on the development of our existing product candidate, we also continue to position ourselves to execute upon licensing and other partnering opportunities. To do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our collaborative research development and partner relationships.

During the remainder of calendar year 2017, we are focused on the following initiatives:

●
Working with collaborators and partners to accelerate product development, reduce our development costs, and broaden our commercialization capabilities; and

●
Identifying strategic alternatives, including, but not limited to, the potential acquisition of additional products or product candidates.

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

Financial Overview

Results of Operations- Comparison of the Three Months Ended September 30, 2017 and 2016

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended September 30, 2017 and 2016, respectively, are as follows:

	Three months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2017	2016
Personnel costs	$599,289	$629,187	$(29,898)	(5)%
Legal and professional fees	284,470	379,286	(94,816)	(25)%
Other costs	136,096	220,160	(84,064)	(38)%
Facilities	34,024	34,042	(18)	(0)%
Depreciation and amortization	2,568	3,205	(637)	(20)%

Personnel costs:

Personnel costs decreased approximately $30,000 for the three months ended September 30, 2017 compared to the same period in the prior year. This decrease was due primarily to reductions in headcount, partially offset by an increase in the vested value of outstanding stock options during the current period as compared to the same period of the prior year.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, consulting fees, recruiting costs and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees decreased approximately $95,000 for the three months ended September 30, 2017 compared to the same period in the prior year. This decrease was due primarily to a decrease in consulting fees paid to third-party firms for pre-launch commercialization preparations for LCOS and a reduction in the recognized expense for the vesting of stock options awarded in the current period as compared to the same period in the prior year.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The approximately $84,000 decrease in other costs for the three months ended September 30, 2017 was due primarily to decreases in costs incurred for taxes, banking fees associated with our investments in marketable securities and general office expenses as compared to the same period in the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the three months ended September 30, 2017 and 2016.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the three months ended September 30, 2017 and 2016.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended September 30, 2017 and 2016, respectively, are as follows:

	Three months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2017	2016
Clinical and preclinical development	$226,225	$2,959,210	$(2,732,985)	(92)%
Personnel costs	25,993	179,032	(153,039)	(85)%
Other costs	1,755	4,043	(2,288)	(57)%
Consulting	-	92,401	(92,401)	(100)%

Clinical and preclinical development:

Clinical and preclinical development costs include, primarily, the costs associated with our Phase III clinical trial for levosimendan. The decrease of approximately $2.7 million in clinical and preclinical development costs for the three months ended September 30, 2017, compared to the same period in the prior year, was primarily due to decreased expenditures for CRO costs to manage the Levo-CTS Phase III clinical trial. For the three months ended September 30, 2017, we recorded CRO costs of approximately $205,000 for the management of the Phase III trial, compared to CRO costs of $3.0 million, which included approximately $1.2 million in pass-through site activation and enrolled patient costs, during the same period in the prior year.

Personnel costs:

Personnel costs decreased approximately $153,000 for the three months ended September 30, 2017 primarily due to a reduction in headcount in the current period as compared to the same period in the prior year.

Other costs:

Other costs remained relatively consistent for the three months ended September 30, 2017 and 2016.

Consulting fees:

Consulting fees decreased approximately $92,000 for the three months ended September 30, 2017 compared to the same period in the prior year, primarily due to a decrease in fees paid to a third-party consulting firm for services provided to improve training and communication with active sites in support of our Phase III Levo-CTS clinical trial and contract labor for additional clinical trial support services in the prior year which were not incurred in the current period.

The process of conducting preclinical studies and clinical trials necessary to obtain approval from the FDA is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among other things, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, uncertainty associated with clinical trial enrollment and risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We will need substantial additional capital in the future in order to continue with the development of our potential product candidates.

Other income and expense, net

Other income and expense includes non-operating income and expense items not otherwise recorded in our condensed consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the three months ended September 30, 2017 and 2016, respectively, is as follows:

	Three months ended September 30,		(Increase)/ Decrease
	2017	2016
Other income, net	$(76,226)	$(226,914)	$150,688

Other income decreased approximately $151,000 for the three months ended September 30, 2017 compared to the same period in the prior year. This decrease is due primarily to the change in fair value of our Series C warrant derivative liability in the current period and by a reduction in the interest earned on our investment in marketable securities.

During the three months ended September 30, 2017, we recorded a derivative gain of approximately $36,000 which compared to a derivative gain of approximately $60,000 for the same period in the prior year. These charges to income are derived from the free standing Series C warrants which are measured at their fair market value each period using the Monte Carlo simulation model.

During the three months ended September 30, 2017, we recorded interest income of approximately $40,000 from our investments in marketable securities. This income is derived from approximately $84,000 in bond interest paid, partially offset by approximately $44,000 in charges for amortization of premiums paid and fair-value adjustments measured each period, which compares to approximately $229,000 in bond interest paid, partially offset by approximately $137,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Results of Operations- Comparison of the Nine Months Ended September 30, 2017 and 2016

General and Administrative Expenses

General and administrative expenses and percentage changes for the nine months ended September 30, 2017 and 2016, respectively, are as follows:

	Nine months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2017	2016
Personnel costs	$2,510,569	$1,964,135	$546,434	28%
Legal and professional fees	1,324,424	1,495,868	(171,444)	(11)%
Other costs	347,585	691,883	(344,298)	(50)%
Facilities	104,850	105,794	(944)	(1)%
Depreciation and amortization	7,908	9,538	(1,630)	(17)%

Personnel costs:

Personnel costs increased approximately $546,000 for the nine months ended September 30, 2017 compared to the same period in the prior year. This increase was due primarily to the recognized expense for the vesting of outstanding stock options and the severance costs incurred upon the resignation of our former chief executive officer during the current period as compared to the same period of the prior year.

Legal and professional fees:

Legal and professional fees decreased approximately $171,000 for the nine months ended September 30, 2017 compared to the same period in the prior year. This decrease was due primarily to decreases in costs incurred for auditing and consulting fees, and the vested value of stock option grants to our Board of Directors, partially offset by an increase in costs incurred for investor relations services.

-
Audit and accounting fees decreased approximately $40,000 in the current period. This decrease was due primarily to the costs incurred for the change in our fiscal year, which necessitated the filing of our audited transitional financial statements in the prior year which were not incurred in the current period.
-
Consulting fees decreased approximately $102,000 in the current period. This decrease was due primarily to the fees paid to third-party firms for pre-launch commercialization preparations for LCOS, nationwide registrations for drug distribution and market analysis and research for septic shock in the prior year which were not incurred in the current period, partially offset by an increase in fees paid for medical consulting services in the current period.
-
Costs associated with investor relations and communication increased approximately $34,000 in the current period. This increase was due primarily to fees paid to a third-party investor relations firm providing marketing and corporate communications services to us in the current period, which were not incurred in the same period of the prior year.
-
Board of Directors fees decreased in the current period by approximately $55,000. This decrease was due primarily to a reduction in the recognized expense for the vesting of stock options awarded in the current period as compared to the recognized expense for stock options awarded in the same period of the prior year.

Other costs:

The approximately $344,000 decrease in other costs for the nine months ended September 30, 2017 was due primarily to a reduction of approximately $204,000 in franchise taxes paid, a reduction of approximately $30,000 in travel related costs, a reduction of approximately $25,000 in costs incurred for online database research subscriptions, a reduction of approximately $38,000 in bank fees associated with the management of our investments in marketable security and an overall decrease in supplies expenses, insurance and other miscellaneous charges in the current period as compared to the same period in the prior year.

Facilities:

Facilities costs remained relatively consistent for the nine months ended September 30, 2017 and 2016.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the nine months ended September 30, 2017 and 2016.

Research and Development Expenses

Research and development expenses and percentage changes for the nine months ended September 30, 2017 and 2016, respectively, are as follows:

	Nine months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2017	2016
Clinical and preclinical development	$3,230,215	$9,609,182	$(6,378,967)	(66)%
Personnel costs	177,615	451,760	(274,145)	(61)%
Consulting	112,936	522,725	(409,789)	(78)%
Other costs	7,572	26,245	(18,673)	(71)%

Clinical and preclinical development:

The decrease of approximately $6.4 million in clinical and preclinical development costs for the nine months ended September 30, 2017, compared to the same period in the prior year, was primarily due to decreased expenditures for CRO costs to manage the Levo-CTS Phase III clinical trial. For the nine months ended September 30, 2017, we recorded CRO costs of approximately $3.2 million for the management of the Phase III trial, compared to CRO costs of $9.6 million, which included approximately $4.5 million in pass-through site activation and enrolled patient costs, during the same period in the prior year.

Personnel costs:

Personnel costs decreased approximately $274,000 for the nine months ended September 30, 2017 compared to the same period in the prior year, primarily due to a reduction in headcount in the current period.

Consulting fees:

Consulting fees decreased approximately $410,000 for the nine months ended September 30, 2017 compared to the same period in the prior year, primarily due to a decrease in fees paid to a third-party consulting firm for services provided to improve training and communication with active sites in support of our Phase III Levo-CTS clinical trial and contract labor for additional clinical trial support services in the prior year which were not incurred in the current period.

Other costs:

Other costs decreased approximately $19,000 for the nine months ended September 30, 2017 as compared to the same period in the prior year due primarily to a reduction in travel related costs in the current period.

Other income and expense, net

Other income for the nine months ended September 30, 2017 and 2016, respectively, is as follows:

	Nine months ended September 30,		(Increase)/ Decrease
	2017	2016
Other income	$(327,725)	$(600,610)	$272,885

Other income decreased approximately $273,000 for the nine months ended September 30, 2017 compared to the same period in the prior year. This decrease is due primarily to the change in fair value of our Series C warrant derivative liability in the current period and a reduction in the interest earned on our investment in marketable securities.

During the nine months ended September 30, 2017, we recorded interest income of approximately $137,000 from our investments in marketable securities. This income is derived from approximately $287,000 in bond interest paid, partially offset by approximately $158,000 in charges for amortization of premiums paid and fair-value adjustments measured each period, which compares to approximately $816,000 in bond interest paid, partially offset by approximately $464,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of September 30, 2017 we had an accumulated deficit of approximately $212 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development of levosimendan as well as identifying and developing other potential product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $8,663,210 and $13,628,175 and working capital of $7,824,658 and $7,428,938 as of September 30, 2017 and December 31, 2016, respectively. Based on our working capital and the value of our investments in marketable securities at September 30, 2017, we believe we have sufficient capital to fund our operations through the fourth quarter of calendar year 2018.

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

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On March 15, 2017, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), because the minimum bid price of our common stock on the Nasdaq Capital Market had closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were given 180 calendar days, or until September 11, 2017, to regain compliance with the minimum $1.00 bid price per share requirement.

On September 12, 2017, we received a notice from Nasdaq’s Listing Qualifications Department indicating that, while we had not regained compliance with the minimum bid price requirement, we were eligible for an additional 180-day compliance period, or until March 12, 2018, to regain compliance with the minimum $1.00 bid price per share requirement for continued listing on the Nasdaq Capital Market due to our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and due to our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

To regain compliance, any time before March 12, 2018, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. If we do not regain compliance by March 12, 2018, we expect that Nasdaq will provide written notification to us that our common stock will be subject to delisting. Upon such notice, we may appeal Nasdaq’s delisting determination to a Nasdaq hearings panel, pursuant to the procedures set forth in the applicable Nasdaq Marketplace Rules. There can be no assurance that, if we appeal the Nasdaq Staff’s determination, such appeal would be successful.

We are currently evaluating our alternatives to resolve this listing deficiency. However, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock; adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and shareholders may lose some or all of their investment.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016
Net cash used in operating activities	$(10,858,446)	$(12,766,231)
Net cash provided by investing activities	2,626,374	9,827,930

Net cash used in operating activities.  Net cash used in operating activities was approximately $10.9 million for the nine months ended September 30, 2017 compared to net cash used in operating activities of approximately $12.8 million for the nine months ended September 30, 2016. The decrease in cash used in operating activities was due primarily to a decrease in our accrued costs related to the Phase III clinical trial for levosimendan in the current period.

Net cash provided by investing activities. Net cash provided by investing activities was approximately $2.6 million for the nine months ended September 30, 2017 compared to approximately $9.8 million for the nine months ended September 30, 2016. The decrease in cash provided by investing activities was primarily due a reduction in the sale of marketable securities in the current period.

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

●
the timing and terms of future collaboration, licensing, consulting or other arrangements that we may enter into;

●
the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

●
the cost of procuring clinical and commercial supplies of our product candidates;

●
the extent to which we acquire or invest in businesses, products or technologies; and

●
the possible costs of litigation.

We believe that our existing cash and cash equivalents, along with our investment in marketable securities, will be sufficient to fund our projected operating requirements through the fourth quarter of calendar year 2018. We will need substantial additional capital in the future in order to continue the development of levosimendan and to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board, or the FASB, issued an accounting standard that change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The standard will be effective for us on January 1, 2019. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the effect that the standard will have on our condensed consolidated financial statements and related disclosures.

In January 2017, the FASB, issued an accounting standard that provides guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities, or a set, does not qualify to be a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires a set to be considered a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and removes the evaluation as to whether a market participant could replace the missing elements. The standard will be effective for us on January 1, 2018 and will be adopted on a prospective basis. Early adoption is permitted. We do not believe the adoption of this standard will have a material impact on our condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued an accounting standard that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. The standard is effective for us in our first quarter of fiscal 2018 and earlier adoption is permitted. We do not believe that adopting this updated standard will have a material impact on our condensed consolidated financial statements and related disclosures.

In June 2016, the FASB, issued an accounting standard that amends how credit losses are measured and reported for certain financial instruments that are not accounted for at fair value through net income. This standard will require that credit losses be presented as an allowance rather than as a write-down for available-for-sale debt securities and will be effective for interim and annual reporting periods beginning January 1, 2020, with early adoption permitted, but not earlier than annual reporting periods beginning January 1, 2019. A modified retrospective approach is to be used for certain parts of this guidance, while other parts of the guidance are to be applied using a prospective approach. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements and related disclosures.

In May 2014, the FASB issued an accounting standard that supersedes nearly all existing revenue recognition guidance under GAAP. The standard is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle of the standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In March 2016, the FASB issued a standard to clarify the implementation guidance on principal versus agent considerations, and in April 2016, the FASB issued a standard to clarify the implementation guidance on identifying performance obligations and licensing. The standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from annual periods beginning after December 15, 2016, to annual periods beginning after December 15, 2017. Early application prior to the original effective date is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We do not believe the adoption of this standard will have a material impact on our condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued an accounting standard intended to improve financial reporting regarding leasing transactions. The standard will require us to recognize on our balance sheet the assets and liabilities for the rights and obligations created by all leased assets. The standard will also require us to provide enhanced disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from all leases, operating and capital, with lease terms greater than 12 months. The standard is effective for financial statements beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact that this standard will have on our condensed consolidated financial statements and related disclosures.

In January 2016, the FASB issued an accounting standard that will enhance our reporting for financial instruments. The standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier adoption is permitted for interim and annual reporting periods as of the beginning of the fiscal year of adoption. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On March 15, 2017, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), because the minimum bid price of our common stock on the Nasdaq Capital Market had closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were given 180 calendar days, or until September 11, 2017, to regain compliance with the minimum $1.00 bid price per share requirement.

On September 12, 2017, we received a notice from Nasdaq’s Listing Qualifications Department indicating that, while we had not regained compliance with the minimum bid price requirement, we were eligible for an additional 180-day compliance period, or until March 12, 2018, to regain compliance with the minimum $1.00 bid price per share requirement for continued listing on the Nasdaq Capital Market due to our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the bid price requirement, and due to our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

To regain compliance, anytime before March 12, 2018, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. If we do not regain compliance by March 12, 2018, we expect that Nasdaq will provide written notification to us that our common stock will be subject to delisting. Upon such notice, we may appeal Nasdaq’s delisting determination to a Nasdaq hearings panel, pursuant to the procedures set forth in the applicable Nasdaq Marketplace Rules. There can be no assurance that, if we appeal the Nasdaq Staff’s determination, such appeal would be successful.

We are currently evaluating our alternatives to resolve this listing deficiency. However, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock; adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and shareholders may lose some or all of their investment.

ITEM 6.
EXHIBITS

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

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

Date: November 9, 2017

TENAX THERAPEUTICS, INC.

By:	/s/ Michael B. Jebsen
Michael B. Jebsen Interim Chief Executive Officer, President and Chief Financial Officer (On behalf of the Registrant and as Principal Executive and Financial Officer)