Form 10-Q
period 2018-03-31
TENAX THERAPEUTICS, INC.
filed 2018-05-15
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

As of May 11, 2018, the registrant had outstanding 1,453,676 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,993,240	$1,604,810
Marketable securities	3,624,212	6,122,400
Accounts receivable	39,286	50,171
Prepaid expenses	336,540	285,512
Total current assets	6,993,278	8,062,893
Marketable securities	1,299,667	1,809,428
Property and equipment, net	10,476	9,945
Other assets	8,435	8,435
Total assets	$8,311,856	$9,890,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$189,558	$611,861
Accrued liabilities	100,781	363,306
Warrant liabilities	20,700	33,673
Total current liabilities	311,039	1,008,840
Total liabilities	311,039	1,008,840

Commitments and contingencies; see Note 5

Stockholders' equity
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 1,453,676 and 1,411,840, respectively	145	141
Additional paid-in capital	222,707,001	222,397,198
Accumulated other comprehensive loss	(27,050)	(16,193)
Accumulated deficit	(214,679,279)	(213,499,285)
Total stockholders’ equity	8,000,817	8,881,861
Total liabilities and stockholders' equity	$8,311,856	$9,890,701

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$1,164,466	$1,447,454
Research and development	58,588	2,051,432
Total operating expenses	1,223,054	3,498,886

Net operating loss	1,223,054	3,498,886

Other income	(43,060)	(223,301)
Net loss	$1,179,994	$3,275,585

Unrealized loss/(gain) on marketable securities	10,857	(6,543)
Total comprehensive loss	$1,190,851	$3,269,042

Net loss per share, basic and diluted	$(0.83)	$(2.33)
Weighted average number of common shares outstanding, basic and diluted	1,422,866	1,406,972

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,179,994)	$(3,275,585)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,575	4,032
Issuance and vesting of compensatory stock options and warrants	70,588	161,982
Issuance of common stock as compensation	138,858	79,458
Issuance of common stock for services rendered	100,362	-
Change in the fair value of warrants	(12,973)	(170,772)
Amortization of premium on marketable securities	47,093	67,125
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(40,143)	83,596
Accounts payable and accrued liabilities	(684,831)	(987,132)
Net cash used in operating activities	(1,558,465)	(4,037,296)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	-	(299,172)
Sale of marketable securities	2,950,000	1,372,188
Purchase of property and equipment	(3,105)	(3,272)
Net cash provided by investing activities	2,946,895	1,069,744

Net change in cash and cash equivalents	1,388,430	(2,967,552)
Cash and cash equivalents, beginning of period	1,604,810	9,995,955
Cash and cash equivalents, end of period	$2,993,240	$7,028,403

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

On October 18, 2013, the Company created a wholly owned subsidiary, Life Newco, Inc., a Delaware corporation (“Life Newco”), to acquire certain assets of Phyxius Pharma, Inc., a Delaware corporation (“Phyxius”) pursuant to an Asset Purchase Agreement, dated October 21, 2013 (the “Asset Purchase Agreement”), by and among the Company, Life Newco, Phyxius and the stockholders of Phyxius (the “Phyxius Stockholders”). As further discussed in Note 5 below, on November 13, 2013, under the terms and subject to the conditions of the Asset Purchase Agreement, Life Newco acquired certain assets, including a license granting Life Newco an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at December 31, 2017 has been derived from the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2017. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) rules and regulations. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of results for the full year or any other future periods. As such, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017.

Reverse Stock Split

The Company initiated a 1-for-20 reverse stock split effective February 23, 2018. All shares and per share amounts in these condensed consolidated financial statements and notes thereto have been retroactively adjusted to give effect to the reverse stock split.

Going Concern

Management believes the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $214,679,279 at March 31, 2018 and $213,499,285 at December 31, 2017, and used cash in operations of $1,558,465 and $4,037,296 during the three months ended March 31, 2018 and 2017, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying March 31, 2018 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Liquidity and Management’s Plan

At March 31, 2018, the Company had cash and cash equivalents, including the fair value of its marketable securities, of approximately $7.9 million. The Company used $1.6 million of cash for operating activities during the three months ended March 31, 2018 and had stockholders’ equity of $8.0 million, versus $8.9 million at December 31, 2017.

The Company expects to continue to incur expenses related to development of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates. Based on its resources at March 31, 2018, the Company believes that it has sufficient capital to fund its planned operations through the first quarter of calendar year 2019. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

Net Loss per Share

Basic net loss per share, which excludes antidilutive securities, is computed by dividing net loss by the weighted-average number of common shares outstanding for that particular period. In contrast, diluted net loss per share considers the potential dilution that could occur from other equity instruments that would increase the total number of outstanding shares of common stock. Such amounts include shares potentially issuable under outstanding options, restricted stock and warrants.

The following outstanding options, warrants and restricted stock were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Three months ended March 31,
	2018	2017

Options to purchase common stock	188,744	235,539
Warrants to purchase common stock	120,773	120,773
Restricted stock	-	6

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

In January 2017, the FASB issued an accounting standard that provides guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities, or a set, does not qualify to be a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires a set to be considered a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and removes the evaluation as to whether a market participant could replace the missing elements. The standard became effective on January 1, 2018 and was adopted on a prospective basis. The Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued an accounting standard that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. The standard is effective in the Company’s first quarter of fiscal 2018. The Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued an accounting standard that supersedes nearly all existing revenue recognition guidance under GAAP. The standard is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle of the standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued a standard to clarify the implementation guidance on principal versus agent considerations, and in April 2016, the FASB issued a standard to clarify the implementation guidance on identifying performance obligations and licensing. The standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from annual periods beginning after December 15, 2016, to annual periods beginning after December 15, 2017. Early application prior to the original effective date was not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company reviewed its current accounting policies and practices to assess the impact of the guidance on its business processes. Based on this evaluation, the adoption of this standard did not have a material impact on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued an accounting standard intended to improve financial reporting regarding leasing transactions. The standard will require the Company to recognize on its balance sheet the assets and liabilities for the rights and obligations created by all leased assets. The standard will also require it to provide enhanced disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from all leases, operating and capital, with lease terms greater than 12 months. The standard is effective for financial statements beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that this standard will have on its condensed consolidated financial statements and related disclosures.

In January 2016, the FASB issued an accounting standard that will enhance the Company’s reporting for financial instruments. The standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier adoption is permitted for interim and annual reporting periods as of the beginning of the fiscal year of adoption. The Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in other income in the Condensed Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At March 31, 2018, the Company believes that the costs of its investments are recoverable in all material respects.

The following table summarizes the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	March 31, 2018
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$4,912,760	$38,169	$-	$(27,050)	$4,923,879

The following table summarizes the scheduled maturity for the Company’s investments at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Maturing in one year or less	$3,624,212	$6,122,400
Maturing after one year through three years	1,299,667	1,809,428
Total investments	$4,923,879	$7,931,828

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

The Monte Carlo model is used for the Series C Warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. This requires Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and fundamental transactions.  The other assumptions used by the Company are summarized in the following table for the Series C Warrants that were outstanding as of March 31, 2018 and December 31, 2017:

Series C Warrants	March 31, 2018	December 31, 2017
Closing stock price	$5.47	$9.80
Expected dividend rate	0%	0%
Expected stock price volatility	90.00%	81.26%
Risk-free interest rate	2.15%	1.83%
Expected life (years)	1.31	1.56

As of March 31, 2018, the fair value of the warrant liability was $20,700. The Company recorded gains of $12,973 and $170,772 for the change in fair value as a component of other income on the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, there were 12,035 Series C Warrants outstanding.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

		Fair Value Measurements at Reporting Date Using
	Balance as of March 31, 2018	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$2,993,240	$2,993,240	$-	$-
Marketable securities	$3,624,212	$-	$3,624,212	$-

Long-term Assets
Marketable securities	$1,299,667	$-	$1,299,667	$-

Current Liabilities
Warrant liabilities	$20,700	$-	$-	$20,700

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2017	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$1,604,810	$1,604,810	$-	$-
Marketable securities	$6,122,400	$-	$6,122,400	$-

Long-term Assets
Marketable securities	$1,809,428	$-	$1,809,428	$-

Current Liabilities
Warrant liabilities	$33,673	$-	$-	$33,673

There were no significant transfers between levels in the three months ended March 31, 2018.

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Laboratory equipment	$354,861	$354,861
Computer equipment and software	92,103	88,998
Office furniture and fixtures	130,192	130,192
	577,156	574,051
Less: Accumulated depreciation	(566,680)	(564,106)
	$10,476	$9,945

Depreciation expense was approximately $3,000 and $4,000 for the three months ended March 31, 2018 and 2017, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Operating costs	$48,599	$39,252
Employee related	52,182	324,054
	$100,781	$363,306

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2018, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

NOTE 6. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s Certificate of Incorporation, the Board of Directors is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. As of March 31, 2018, no shares of preferred stock are designated, issued or outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of March 31, 2018, there were 1,453,676 shares of common stock issued and outstanding.

Warrants

As of March 31, 2018, the Company has 120,773 warrants outstanding. There was no warrant activity for the three months ended March 31, 2018.

2016 Stock Incentive Plan

In June 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”).  Under the 2016 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. On June 16, 2016, the Company’s stockholders approved the 2016 Plan and authorized for issuance under the 2016 Plan a total of 150,000 shares of common stock. As of March 31, 2018, no awards have been granted under the 2016 Plan.

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “1999 Plan”). Under the 1999 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. On March 13, 2014, the Company’s stockholders approved an amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 200,000 shares, up from 15,000 previously authorized. On September 15, 2015, the Company’s stockholders approved an additional amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 250,000 shares, up from 200,000 previously authorized. As of March 31, 2018, the Company had 29,961 shares of common stock available for grant under the 1999 Plan.

The following table summarizes the shares available for grant under the 1999 Plan for the three months ended March 31, 2018:

Shares Available for Grant
Balances, at December 31, 2017	55,561
Restricted stock granted	(46,072)
Restricted stock cancelled/forfeited	20,472
Balances, at March 31, 2018	29,961

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

As of March 31, 2018, the Company has 188,744 stock options outstanding. There was no stock option activity for the three months ended March 31, 2018.

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $70,588 and $161,982 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, there were unrecognized compensation costs of approximately $304,691 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.39 years. Additionally, there were unrecognized compensation costs of approximately $5.9 million related to non-vested stock option awards subject to performance-based vesting milestones with a weighted average remaining life of 2.0 years. As of March 31, 2018, none of these milestones have been achieved.

Restricted Stock Grants

The following table summarizes the restricted stock grants under the 1999 Plan for the three months ended March 31, 2018.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at December 31, 2017	-	$-
Restricted stock granted	46,072	$5.42
Restricted stock vested	(25,600)	$5.42
Restricted stock cancelled	(20,472)	$5.42
Balances, at March 31, 2018	-	$-

The Company did not record compensation expense for these restricted stock grants for the three months ended March 31, 2018.

As of March 31, 2018, there was no unrecognized compensation costs related to the non-vested restricted stock grants.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The European Society of Cardiology, or the ESC, recommends levosimendan as a preferable agent over dobutamine to reverse the effect of beta blockade if it is thought to be contributing to hypotension. The ESC guidelines also state that levosimendan is not appropriate for patients with systolic blood pressure less than 85mmHg or in patients in cardiogenic shock unless it is used in combination with other inotropes or vasopressors. Other unique properties of levosimendan include sustained efficacy through the formation of a long acting metabolite, lack of impairment of diastolic function, and evidence of better compatibility with beta blockers than dobutamine

We are currently developing levosimendan in North America for the treatment of patients with pulmonary hypertension associated with heart failure with preserved ejection fraction, or PH-HFpEF.  PH-HFpEF is defined hemodynamically by a pulmonary artery pressure, or mPAP, ≥25 mmHg, a pulmonary capillary wedge pressure, or PCWP, >15 mmHg, and a diastolic pressure gradient, or diastolic PAP – PCWP, >7mmHg. Pulmonary hypertension in these patients initially develops from a passive backward transmission of elevated filling pressures from left-sided heart failure. These mechanical components of pulmonary venous congestion may trigger pulmonary vasoconstriction, decreased nitric oxide availability, increased endothelin expression, desensitization to natriuretic peptide induced vasodilation, and vascular remodeling.  Finally, these changes often lead to advanced pulmonary vascular disease, increased right ventricle, or RV, afterload, and RV failure.

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

We met with the United States Food and Drug Administration, or FDA, to discuss development of levosimendan in PH-HFpEF patients. The FDA was in agreement with our planned Phase 2 design, patient entry criteria, and endpoints. The study may be conducted under the existing investigational new drug application with no additional nonclinical studies required to support full development. The FDA recognized there were no approved drug therapies to treat PH-HFpEF patients and acknowledged this provided an opportunity for a limited Phase 3 clinical program. This topic will be discussed further at the End-of-Phase 2 Meeting following completion of the planned Phase 2 study in PH-HFpEF patients. We plan to begin enrollment of the Phase 2 trial in the second half of 2018.

First Quarter 2018 Highlights

The following summarizes certain key financial measures for the three months ended March 31, 2018:

●
Cash and cash equivalents, including the fair-value of our marketable securities, were $7.9 million at March 31, 2018.
●
Our net loss from operations was $1.2 million for the first quarter of fiscal 2018 compared to $3.5 million for the three months ended March 31, 2017.
●
Net cash used in operating activities was $1.6 million and $4.0 million for the three months ended March 31, 2018 and 2017, respectively.

Opportunities and Trends

As we focus on the development of our existing product candidate, we also continue to position ourselves to execute upon licensing and other partnering opportunities. To do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our collaborative research development and partner relationships.

During the remainder of calendar year 2018, we are focused on the following initiatives:

●
Working with collaborators and partners to accelerate product development, reduce our development costs, and broaden our commercialization capabilities;
●
Gaining regulatory approval for the continued development and commercialization of our [product candidate?] in the United States; and
●
Identifying products or product candidates for potential acquisitions.

Financial Overview

Results of Operations- Comparison of the Three Months Ended March 31, 2018 and 2017

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended March 31, 2018 and 2017, respectively, are as follows:

	Three months ended March 31,
	2018	2017	Increase/(Decrease)	% Increase/(Decrease)
Personnel costs	$606,480	$788,814	$(182,334)	(23)%
Legal and professional fees	426,573	505,901	(79,328)	(16)%
Other costs	91,044	116,872	(25,828)	(22)%
Facilities	38,256	34,694	3,562	10%
Depreciation and amortization	2,113	1,173	940	80%

Personnel costs:

Personnel costs decreased approximately $182,000 for the three months ended March 31, 2018 compared to the same period in the prior year. This decrease was due primarily to a reduction in salaries and benefits paid of approximately $112,000 due to a reduction in headcount and a reduction of approximately $70,000 in the recognized expense for the vesting of outstanding stock options in the current period as compared to the same period in the prior year.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, consulting fees, recruiting costs and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees decreased approximately $79,000 for the three months ended March 31, 2018 compared to the same period in the prior year. This decrease was due primarily to decreases in costs incurred for auditing fees, consulting fees, and the vested value of stock option grants to our Board of Directors, partially offset by an increase in costs incurred for legal fees.

  -
Audit and accounting fees decreased approximately $20,000 in the current period. This decrease was due primarily to the reduction in costs associated with our transition to “smaller reporting company” filer status for our fiscal year ended December 31, 2017 as compared to the same period in the prior year.
  -
Legal fees increased approximately $47,000 in the current period. This increase was due primarily to the costs incurred for the filings associated with our Special Meeting of Stockholders in the current period that were not incurred in the prior year.
  -
Consulting costs decreased approximately $85,000 in the current period. This decrease was due primarily to the fees paid to third-party firms for pre-launch commercialization preparations for LCOS, nationwide registrations for drug distribution and market analysis and research for septic shock in the prior year which were not incurred in the current period.
  -
Board of Directors fees decreased in the current period by approximately $23,000. This decrease was due primarily to a reduction in the recognized expense for the vesting of stock options awarded in the current period as compared to the recognized expense for stock options awarded in the same period of the prior year.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The approximately $26,000 decrease in other costs for the three months ended March 31, 2018 compared to the same period in the prior year was due primarily to an approximately $21,000 decrease in franchise taxes paid and an overall decrease in travel costs, supplies expenses, and other miscellaneous charges in the current period as compared to the same period in the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the three months ended March 31, 2018 and 2017.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the three months ended March 31, 2018 and 2017.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended March 31, 2018 and 2017, respectively, are as follows:

	Three months ended March 31,
	2018	2017	Increase/ (Decrease)	% Increase/ (Decrease)
Clinical and preclinical development	$29,897	$1,830,087	$(1,800,190)	(98)%
Personnel costs	24,565	106,776	(82,211)	(77)%
Other costs	2,092	3,957	(1,865)	(47)%
Consulting	2,034	110,612	(108,578)	(98)%

Clinical and preclinical development:

Clinical and preclinical development costs include, primarily, the costs associated with our Phase 3 LEVO-CTS clinical trial for levosimendan, which was completed during fiscal year 2017. The decrease of approximately $1.8 million in clinical and preclinical development costs for the three months ended March 31, 2018 compared to the same period in the prior year, was primarily due to decreased expenditures for CRO costs to manage the Phase 3 LEVO-CTS clinical trial.

Personnel costs:

Personnel costs decreased approximately $82,000 for the three months ended March 31, 2018 compared to the same period in the prior year, primarily due to a reduction in headcount in the current period as compared to the same period in the prior year.

Other costs:

Other costs remained relatively consistent for the three months ended March 31, 2018 and 2017.

Consulting fees:

Consulting fees decreased approximately $109,000 for the three months ended March 31, 2018 compared to the same period in the prior year, primarily due to a decrease in fees paid to third-party consulting firms for services provided for report-writing and regulatory submissions in support of our Phase 3 LEVO-CTS clinical trial in the prior year which were not incurred in the current period.

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

Other income and expense, net

Other income and expense includes non-operating income and expense items not otherwise recorded in our condensed consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the three months ended March 31, 2018 and 2017, respectively, is as follows:

	Three months ended March 31,
	2018	2017	(Increase)/ Decrease	% Increase/ (Decrease)
Other income, net	$(43,060)	$(223,301)	$180,241	(81)%

Other income decreased approximately $180,000 for the three months ended March 31, 2018 compared to the same period in the prior year. This decrease is due primarily to the change in fair value of our Series C warrant derivative liability in the current period and a reduction in the interest earned on our investment in marketable securities.

During the three months ended March 31, 2018, we recorded a derivative gain of approximately $13,000 which compared to a derivative gain of approximately $171,000 for the same period in the prior year. These charges to income are derived from the free standing Series C warrants which are measured at their fair market value each period using the Monte Carlo simulation model.

During the three months ended March 31, 2018, we recorded interest income of approximately $30,000 from our investments in marketable securities. This income is derived from approximately $77,000 in bond interest paid, partially offset by approximately $47,000 in charges for amortization of premiums paid and fair-value adjustments measured each period, which compares to approximately $114,000 in bond interest paid, partially offset by approximately $67,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of March 31, 2018 we had an accumulated deficit of approximately $215 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $6,993,278 and $8,062,893 and working capital of $6,682,239 and $7,054,053 as of March 31, 2018 and December 31, 2017, respectively. Based on our working capital and the value of our investments in marketable securities at March 31, 2018, we believe we have sufficient capital to fund our operations through the first quarter of calendar year 2019.

We will need substantial additional capital in the future in order to continue the development of levosimendan and to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Net cash used in operating activities	$(1,558,465)	$(4,037,296)
Net cash provided by investing activities	2,946,895	1,069,744

Net cash used in operating activities.  Net cash used in operating activities was approximately $1.6 million for the three months ended March 31, 2018 compared to net cash used in operating activities of approximately $4.0 million for the three months ended March 31, 2017. The decrease in cash used for operating activities was due primarily to a decrease in our accrued costs related to the Phase 3 clinical trial for levosimendan in the current period.

Net cash provided by investing activities. Net cash provided by investing activities was approximately $2.9 million for the three months ended March 31, 2018 compared to approximately $1.1 million for the three months ended March 31, 2017. The increase in cash provided by investing activities was primarily due an increase in the sale of marketable securities in the current period.

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
●
the possible costs of litigation.

We believe that our existing cash and cash equivalents, along with our investment in marketable securities, will be sufficient to fund our projected operating requirements through the first quarter of calendar year 2019. We will need substantial additional capital in the future in order to complete the development and commercialization of levosimendan and to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2017. During the three months ended March 31, 2018, there were no material changes to the critical accounting policies previously disclosed in that report.

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

In January 2017, the FASB issued an accounting standard that provides guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance provides a screen to determine when an integrated set of assets and activities, or a set, does not qualify to be a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in an identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, the guidance requires a set to be considered a business to include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs and removes the evaluation as to whether a market participant could replace the missing elements. The standard became effective on January 1, 2018 and was adopted on a prospective basis. Adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued an accounting standard that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. The standard is effective in our first quarter of fiscal 2018. Adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued an accounting standard that supersedes nearly all existing revenue recognition guidance under GAAP. The standard is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle of the standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In March 2016, the FASB issued a standard to clarify the implementation guidance on principal versus agent considerations, and in April 2016, the FASB issued a standard to clarify the implementation guidance on identifying performance obligations and licensing. The standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from annual periods beginning after December 15, 2016, to annual periods beginning after December 15, 2017. Early application prior to the original effective date was not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We reviewed our current accounting policies and practices to assess the impact of the guidance on our business processes. Based on this evaluation, the adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

In January 2016, the FASB issued an accounting standard that will enhance our reporting for financial instruments. The standard is effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Earlier adoption is permitted for interim and annual reporting periods as of the beginning of the fiscal year of adoption. Adoption of this standard did not have a material impact on our condensed consolidated financial statements and related disclosures.

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.
RISK FACTORS

The risks we face have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

The following table lists all repurchases during the three months ended March 31, 2018 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

 Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Januray 1, 2018 - January 31, 2018	-	$-	-	$-
February 1, 2018 - February 28, 2018	-	$-	-	$-
March 1, 2018 - March 31, 2018	8,866	$5.42	-	$-
Total	8,866	$5.42	-	$-

(1)
Represents shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.
(2)
Represents the average price paid per share for the shares repurchased in connection with tax withholding obligations under the 1999 Amended Stock Plan.

ITEM 6.
EXHIBITS

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

No.	Description

3.1	Certificate of Amendment of Certificate of Incorporation of Tenax Therapeutics, Inc. (1)
31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)
This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on February 23, 2018, and is incorporated herein by reference.
*
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENAX THERAPEUTICS, INC.

Date: May 15, 2018	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
Interim Chief Executive Officer, President and Chief Financial Officer (On behalf of the Registrant and as Principal Executive and Financial Officer)