Form 10-Q
period 2018-06-30
TENAX THERAPEUTICS, INC.
filed 2018-08-14
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

As of August 10, 2018, the registrant had outstanding 1,465,496 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,902,878	$1,604,810
Marketable securities	2,504,270	6,122,400
Accounts receivable	39,286	50,171
Prepaid expenses	263,270	285,512
Total current assets	6,709,704	8,062,893
Marketable securities	297,378	1,809,428
Property and equipment, net	10,310	9,945
Other assets	8,435	8,435
Total assets	$7,025,827	$9,890,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$203,153	$611,861
Accrued liabilities	565,087	363,306
Warrant liabilities	24,551	33,673
Total current liabilities	792,791	1,008,840
Total liabilities	792,791	1,008,840

Commitments and contingencies; see Note 6

Stockholders' equity
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 1,453,676 and 1,411,840, respectively	145	141
Additional paid-in capital	222,800,079	222,397,198
Accumulated other comprehensive loss	(16,495)	(16,193)
Accumulated deficit	(216,550,693)	(213,499,285)
Total stockholders’ equity	6,233,036	8,881,861
Total liabilities and stockholders' equity	$7,025,827	$9,890,701

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$1,577,724	$1,791,436	$2,742,191	$3,238,890
Research and development	311,151	1,222,933	369,738	3,274,365
Total operating expenses	1,888,875	3,014,369	3,111,929	6,513,255

Net operating loss	1,888,875	3,014,369	3,111,929	6,513,255

Other income	(17,460)	(28,199)	(60,521)	(251,500)
Net loss	$1,871,415	$2,986,170	$3,051,408	$6,261,755

Unrealized (gain)/loss on marketable securities	(10,556)	(2,660)	302	(9,203)
Total comprehensive loss	$1,860,859	$2,983,510	$3,051,710	$6,252,552

Net loss per share, basic and diluted	$(1.29)	$(2.12)	$(2.12)	$(4.44)
Weighted average number of common shares outstanding, basic and diluted	1,453,676	1,411,825	1,438,356	1,409,412

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,051,408)	$(6,261,755)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,442	7,456
Issuance and vesting of compensatory stock options and warrants	163,666	297,981
Issuance of common stock as compensation	263,861	79,525
Issuance of common stock for services rendered	100,362	-
Change in the fair value of warrants	(9,122)	(153,935)
Amortization of premium on marketable securities	79,878	113,781
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	33,127	146,629
Accounts payable and accrued liabilities	(331,931)	(3,862,196)
Net cash used in operating activities	(2,746,125)	(9,632,514)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	-	(299,172)
Sale of marketable securities	5,050,000	2,172,689
Purchase of property and equipment	(5,807)	(3,272)
Net cash provided by investing activities	5,044,193	1,870,245

Net change in cash and cash equivalents	2,298,068	(7,762,269)
Cash and cash equivalents, beginning of period	1,604,810	9,995,955
Cash and cash equivalents, end of period	$3,902,878	$2,233,686

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at December 31, 2017 has been derived from the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2017. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) rules and regulations. Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of results for the full year or any other future periods. As such, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017.

Reverse Stock Split

The Company initiated a 1-for-20 reverse stock split effective February 23, 2018. All shares and per share amounts in these condensed consolidated financial statements and notes thereto have been retroactively adjusted to give effect to the reverse stock split.

Going Concern

Management believes the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $216,550,693, at June 30, 2018 and $213,499,285 at December 31, 2017, and used cash in operations of $2,746,125 and $9,632,514 during the six months ended June 30, 2018 and 2017, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying June 30, 2018 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Liquidity and Management’s Plan

At June 30, 2018, the Company had cash and cash equivalents, including the fair value of its marketable securities, of approximately $6.7 million. The Company used $2.7 million of cash for operating activities during the six months ended June 30, 2018 and had stockholders’ equity of $6.2 million, versus $8.9 million at December 31, 2017.

The Company expects to continue to incur expenses related to development of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates. Based on its resources at June 30, 2018, the Company believes that it has sufficient capital to fund its planned operations through the first quarter of calendar year 2019. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

	Six months ended June 30,
	2018	2017

Options to purchase common stock	241,744	214,605
Warrants to purchase common stock	120,773	120,773
Restricted stock	39,828	-

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (the “FASB”), issued an accounting standard that provides guidance that aligns the accounting for share-based payment awards issued to employees and nonemployees. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. Equity-classified share-based payment awards issued to nonemployees will now be measured on the grant date, and, for performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. The standard will be effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company does not believe adoption of this standard will have a material impact on its condensed consolidated financial statements and related disclosures.

In July 2017, the FASB, issued an accounting standard that changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The standard will be effective on January 1, 2019. Early adoption is permitted, including adoption in an interim period. The Company does not believe adoption of this standard will have a material impact on its condensed consolidated financial statements and related disclosures.

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

Accounting for fair value measurements involves a single definition of fair value, along with a conceptual framework to measure fair value, with a fair value defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The fair value measurement hierarchy consists of three levels:

Level one	Quoted market prices in active markets for identical assets or liabilities;
Level two	Inputs other than level one inputs that are either directly or indirectly observable; and
Level three	Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

The Company applies valuation techniques that (1) place greater reliance on observable inputs and less reliance on unobservable inputs and (2) are consistent with the market approach, the income approach and/or the cost approach, and include enhanced disclosures of fair value measurements in the Company’s condensed consolidated financial statements.

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in other income in the Condensed Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At June 30, 2018, the Company believes that the costs of its investments are recoverable in all material respects.

The following table summarizes the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	June 30, 2018
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$2,805,228	$12,915	$-	$(16,495)	$2,801,648

The following table summarizes the scheduled maturity for the Company’s investments at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Maturing in one year or less	$2,504,270	$6,122,400
Maturing after one year through three years	297,378	1,809,428
Total investments	$2,801,648	$7,931,828

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

The Monte Carlo model is used for the Series C Warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. This requires Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and fundamental transactions.  The other assumptions used by the Company are summarized in the following table for the Series C Warrants that were outstanding as of June 30, 2018 and December 31, 2017:

Series C Warrants	June 30, 2018	December 31, 2017
Closing stock price	$6.31	$9.80
Expected dividend rate	0%	0%
Expected stock price volatility	90.00%	81.26%
Risk-free interest rate	2.34%	1.83%
Expected life (years)	1.06	1.56

As of June 30, 2018, the fair value of the warrant liability was $24,551. The Company recorded a loss of $3,851 and a gain of $9,122 for the change in fair value as a component of other income on the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2018, respectively.

As of June 30, 2018, there were 12,035 Series C Warrants outstanding.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

		Fair Value Measurements at Reporting Date Using
	Balance as of June 30, 2018	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$3,902,878	$3,902,878	$-	$-
Marketable securities	$2,504,270	$-	$2,504,270	$-

Long-term Assets
Marketable securities	$297,378	$-	$297,378	$-

Current Liabilities
Warrant liabilities	$24,551	$-	$-	$24,551

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2017	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$1,604,810	$1,604,810	$-	$-
Marketable securities	$6,122,400	$-	$6,122,400	$-

Long-term Assets
Marketable securities	$1,809,428	$-	$1,809,428	$-

Current Liabilities
Warrant liabilities	$33,673	$-	$-	$33,673

There were no significant transfers between levels during the three and six months ended June 30, 2018.

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Laboratory equipment	$354,861	$354,861
Computer equipment and software	94,804	88,998
Office furniture and fixtures	130,192	130,192
	579,857	574,051
Less: Accumulated depreciation	(569,547)	(564,106)
	$10,310	$9,945

Depreciation expense was approximately $3,000 for each of the three months ended June 30, 2018 and 2017, and approximately $5,000 and $7,000 for the six months ended June 30, 2018 and 2017, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Operating costs	$122,765	$39,252
Employee related	442,322	324,054
	$565,087	$363,306

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

As of June 30, 2018, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

NOTE 6. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s Certificate of Incorporation, the Board of Directors is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. As of June 30, 2018, no shares of preferred stock are designated, issued or outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of June 30, 2018, there were 1,453,676 shares of common stock issued and outstanding.

Warrants

As of June 30, 2018, the Company had 120,773 warrants outstanding. There was no warrant activity for the six months ended June 30, 2018.

2016 Stock Incentive Plan

In June 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”).  Under the 2016 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. On June 16, 2016, the Company’s stockholders approved the 2016 Plan and authorized for issuance under the 2016 Plan a total of 150,000 shares of common stock. As of June 30, 2018, the Company had 100,000 shares of common stock available for grant under the 2016 Plan.

The following table summarizes the shares available for grant under the 2016 Plan for the six months ended June 30, 2018:

Shares Available for Grant
Balances, at December 31, 2017	150,000
Options granted	(50,000)
Balances, at June 30, 2018	100,000

2016 Plan Stock Options

Stock options granted under the 2016 Plan may be either incentive stock options (“ISOs”), or nonqualified stock options (“NSOs”). ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the 2016 Plan may be granted with a term of up to ten years and at prices no less than fair market value at the time of grant. Stock options granted generally vest over three to four years.

The following table summarizes the outstanding stock options under the 2016 Plan for the six months ended June 30, 2018:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2017	-	$-
Options granted	50,000	$6.10
Balances, at June 30, 2018	50,000	$6.10

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $29,731 for each of the three and six months ended June 30, 2018.

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “1999 Plan”). Under the 1999 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. On March 13, 2014, the Company’s stockholders approved an amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 200,000 shares, up from 15,000 previously authorized. On September 15, 2015, the Company’s stockholders approved an additional amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 250,000 shares, up from 200,000 previously authorized. The 1999 Plan expired on June 17, 2018 and no new grants may be made under that plan after that date. However, unexpired awards granted under the 1999 Plan remain outstanding and subject to the terms of the 1999 Plan.

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

The following table summarizes the outstanding stock options under the 1999 Plan for the six months ended June 30, 2018:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2017	188,744	$95.24
Options granted	3,000	$6.23
Options cancelled	-	$-
Balances, at June 30, 2018	191,744	$93.85

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $93,078 and $163,666 for the three and six months ended June 30, 2018, respectively.

As of June 30, 2018, there were unrecognized compensation costs of approximately $472,409 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.37 years. Additionally, there were unrecognized compensation costs of approximately $5.9 million related to non-vested stock option awards subject to performance-based vesting milestones with a weighted average remaining life of 1.8 years. As of June 30, 2018, none of these milestones have been achieved.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the six months ended June 30, 2018 and 2017:

	For the six months ended June 30,
	2018	2017
Risk-free interest rate (weighted average)	2.85%	2.19%
Expected volatility (weighted average)	102.38%	99.59%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.
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
Forfeitures
Stock compensation expense recognized in the statements of operations for the six months ended June 30, 2018 and 2017 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Restricted Stock Grants

The following table summarizes the restricted stock grants under the 1999 Plan for the three months ended June 30, 2018.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at December 31, 2017	-	$-
Restricted stock granted	85,900	$5.82
Restricted stock vested	(25,600)	$5.42
Restricted stock cancelled	(20,472)	$5.42
Balances, at June 30, 2018	39,828	$6.28

The Company recorded compensation expense for these restricted stock grants of approximately $125,000 for each of the three and six months ended June 30, 2018.

As of June 30, 2018, there was approximately $125,000 of unrecognized compensation costs related to the non-vested restricted stock grants.

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

In March 2018, we met with the United States Food and Drug Administration, or FDA, to discuss development of levosimendan in PH-HFpEF patients. The FDA was in agreement with our planned Phase 2 design, patient entry criteria, and endpoints. The study may be conducted under the existing investigational new drug application with no additional nonclinical studies required to support full development. The FDA recognized there were no approved drug therapies to treat PH-HFpEF patients and acknowledged this provided an opportunity for a limited Phase 3 clinical program. This topic will be discussed further at the End-of-Phase 2 Meeting following completion of the planned Phase 2 study in PH-HFpEF patients. We plan to begin enrollment of the Phase 2 trial in the second half of 2018.

Second Quarter 2018 Highlights

The following summarizes certain key financial measures for the three months ended June 30, 2018:

●
Cash and cash equivalents, including the fair-value of our marketable securities, were $6.7 million at June 30, 2018.
●
Our net loss from operations was $1.9 million for the second quarter of fiscal 2018 compared to $3.0 million for the three months ended June 30, 2017.
●
Net cash used in operating activities was $1.2 million and $5.6 million for the three months ended June 30, 2018 and 2017, respectively.

Opportunities and Trends

As we focus on the development of levosimendan, we also continue to position ourselves to execute upon licensing and other partnering opportunities. To do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our collaborative research development and partner relationships.

During the remainder of calendar year 2018, we are focused on the following initiatives:

●
Working with collaborators and partners to accelerate product development, reduce our development costs, and broaden our commercialization capabilities;
●
Gaining regulatory approval for the continued development and commercialization of levosimendan in the United States; and
●
Identifying new products or product candidates for potential acquisitions.

Financial Overview

Results of Operations- Comparison of the Three Months Ended June 30, 2018 and 2017

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended June 30, 2018 and 2017, respectively, are as follows:

	Three months ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2018	2017
Personnel costs	$984,834	$1,122,467	$(137,633)	(12)%
Legal and professional fees	418,402	534,053	(115,651)	(22)%
Other costs	137,090	94,617	42,473	45%
Facilities	34,943	36,132	(1,189)	(3)%
Depreciation and amortization	2,455	4,167	(1,712)	(41)%

Personnel costs:

Personnel costs decreased approximately $138,000 for the three months ended June 30, 2018 compared to the same period in the prior year. This decrease was due primarily to the payment of $430,000 in severance costs in the prior year, partially offset by an increase of approximately $172,000 in bonuses paid and an increase of approximately $91,000 in recognized costs for stock-based compensation in the current period as compared to the same period in the prior year.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, consulting fees, recruiting costs and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees decreased approximately $116,000 for the three months ended June 30, 2018 compared to the same period in the prior year. This decrease was due primarily to decreases in costs incurred for legal fees, consulting fees, and the vested value of stock option grants to our Board of Directors, partially offset by an increase in costs incurred for auditing fees.

–
Audit and accounting fees increased approximately $10,000 in the current period. This increase was due primarily to the costs associated with the preparation and filing of various registration statements with the SEC, partially offset by a reduction in audit fees associated with our transition to “smaller reporting company” filer status for our fiscal year ended December 31, 2017 as compared to the same period in the prior year.
–
Legal fees decreased approximately $39,000 in the current period. This decrease was due primarily to the costs incurred in support of the Board of Directors Strategic Alternatives Committee in the same period of the prior year that were not incurred in the current period.
–
Consulting costs decreased approximately $70,000 in the current period. This decrease was due primarily to the fees paid to third-party firms for pre-launch commercialization preparations for LCOS, nationwide registrations for drug distribution and market analysis and research in the prior year which were not incurred in the current period.
–
Board of Directors fees decreased in the current period by approximately $8,500. This decrease was due primarily to a reduction in the recognized expense for the vesting of stock options awarded in the current period as compared to the recognized expense for stock options awarded in the same period of the prior year.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The approximately $42,000 increase in other costs for the three months ended June 30, 2018 compared to the same period in the prior year was due primarily to an increase of approximately $32,000 in travel related costs and an increase of approximately $9,000 in franchise taxes paid in the current period as compared to the same period in the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the three months ended June 30, 2018 and 2017.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the three months ended June 30, 2018 and 2017.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended June 30, 2018 and 2017, respectively, are as follows:

	Three months ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2018	2017
Clinical and preclinical development	$253,945	$1,173,903	$(919,958)	(78)%
Personnel costs	49,446	44,847	4,599	10%
Other costs	6,660	1,860	4,800	258%
Consulting	1,100	2,323	(1,223)	(53)%

Clinical and preclinical development:

Clinical and preclinical development costs include, primarily, the costs associated with our Phase 3 LEVO-CTS clinical trial for levosimendan, which was completed during fiscal year 2017 and the costs associated with our Phase 2 PH-HFpEF clinical trial which we plan to initiate in the second half of the current fiscal year. The decrease of approximately $920,000 in clinical and preclinical development costs for the three months ended June 30, 2018 compared to the same period in the prior year, was primarily due to a decrease of approximately $1.2 million in CRO costs to manage the Phase 3 LEVO-CTS clinical trial in the same period of the prior year that were not incurred in the current period, partially offset by an increase of approximately $257,000 in costs associated with initiating the Phase 2 PH-HFpEF clinical trial in the current period.

Personnel costs:

Personnel costs remained relatively consistent for the three months ended June 30, 2018 and 2017.

Other costs:

Other costs remained relatively consistent for the three months ended June 30, 2018 and 2017.

Consulting fees:

Consulting fees remained relatively consistent for the three months ended June 30, 2018 and 2017.

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

Other income and expense, net

Other income and expense include non-operating income and expense items not otherwise recorded in our condensed consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the three months ended June 30, 2018 and 2017, respectively, is as follows:

	Three months ended June 30,		(Increase)/ Decrease
	2018	2017
Other income, net	$(17,460)	$(28,199)	$10,739

Other income decreased approximately $11,000 for the three months ended June 30, 2018 compared to the same period in the prior year. This decrease is due primarily to the change in fair value of our Series C warrant derivative liability in the current period and a reduction in the interest earned on our investment in marketable securities.

During the three months ended June 30, 2018, we recorded a derivative loss of approximately $4,000 which compared to a derivative loss of approximately $17,000 for the same period in the prior year. These charges to income are derived from the free-standing Series C warrants which are measured at their fair market value each period using the Monte Carlo simulation model.

During the three months ended June 30, 2018, we recorded interest income of approximately $21,000 from our investments in marketable securities. This income is derived from approximately $54,000 in bond interest paid, partially offset by approximately $33,000 in charges for amortization of premiums paid and fair-value adjustments measured each period, which compares to approximately $90,000 in bond interest paid, partially offset by approximately $47,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Results of Operations- Comparison of the Six Months Ended June 30, 2018 and 2017

General and Administrative Expenses

General and administrative expenses and percentage changes for the six months ended June 30, 2018 and 2017, respectively, are as follows:

	Six months ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2018	2017
Personnel costs	$1,591,314	$1,911,280	$(319,966)	(17)%
Legal and professional fees	844,975	1,039,954	(194,979)	(19)%
Other costs	228,135	211,490	16,645	8%
Facilities	73,199	70,826	2,373	3%
Depreciation and amortization	4,568	5,340	(772)	(14)%

Personnel costs:

Personnel costs decreased approximately $320,000 for the six months ended June 30, 2018 compared to the same period in the prior year. This decrease was due primarily to the payment of $430,000 in severance costs in the prior year and an overall reduction in salaries and benefits paid of approximately $213,000, partially offset by an increase of approximately $168,000 in bonuses paid and an increase of approximately $21,000 in recognized costs for stock-based compensation in the current period as compared to the same period in the prior year.

Legal and professional fees:

Legal and professional fees decreased approximately $195,000 for the six months ended June 30, 2018 compared to the same period in the prior year. This decrease was due primarily to decreases in costs incurred for auditing fees, consulting fees, and the vested value of stock option grants to our Board of Directors, partially offset by an increase in costs incurred for legal fees.

–
Audit and accounting fees decreased approximately $9,000 in the current period. This decrease was due primarily to the reduction in audit fees associated with our transition to “smaller reporting company” filer status for our fiscal year ended December 31, 2017 as compared to the same period in the prior year.
–
Legal fees increased approximately $8,000 in the current period. This increase was due primarily to the costs incurred for the filings associated with our Special Meeting of Stockholders in the current period that were not incurred in the prior year.
–
Consulting costs decreased approximately $154,000 in the current period. This decrease was due primarily to the fees paid to third-party firms for pre-launch commercialization preparations for LCOS, nationwide registrations for drug distribution and market analysis and research in the prior year which were not incurred in the current period.
–
Board of Directors fees decreased in the current period by approximately $32,000. This decrease was due primarily to a reduction in the recognized expense for the vesting of stock options awarded in the current period as compared to the recognized expense for stock options awarded in the same period of the prior year.

Other costs:

The approximately $17,000 increase in other costs for the six months ended June 30, 2018 compared to the same period in the prior year was due primarily to an increase of approximately $28,000 in travel related costs, partially offset by an approximately $13,000 decrease in franchise taxes paid in the current period as compared to the same period in the prior year.

Facilities:

Facilities costs remained relatively consistent for the six months ended June 30, 2018 and 2017.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the six months ended June 30, 2018 and 2017.

Research and Development Expenses

Research and development expenses and percentage changes for the six months ended June 30, 2018 and 2017, respectively, are as follows:

	Six months ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2018	2017
Clinical and preclinical development	$283,842	$3,003,990	$(2,720,148)	(91)%
Personnel costs	74,011	151,622	(77,611)	(51)%
Other costs	8,751	5,818	2,933	50%
Consulting	3,134	112,935	(109,801)	(97)%

Clinical and preclinical development:

The decrease of approximately $2.7 million in clinical and preclinical development costs for the six months ended June 30, 2018 compared to the same period in the prior year, was primarily due to a decrease of approximately $3.0 million in CRO costs to manage the Phase 3 LEVO-CTS clinical trial, partially offset by an increase of approximately $257,000 in costs associated with initiating the Phase 2 PH-HFpEF clinical trial.

Personnel costs:

Personnel costs decreased approximately $78,000 for the six months ended June 30, 2018 compared to the same period in the prior year, primarily due to a reduction in headcount in the current period as compared to the same period in the prior year.

Other costs:

Other costs remained relatively consistent for the six months ended June 30, 2018 and 2017.

Consulting fees:

Consulting fees decreased approximately $110,000 for the six months ended June 30, 2018 compared to the same period in the prior year, primarily due to a decrease in fees paid to third-party consulting firms for services provided for report-writing and regulatory submissions in support of our Phase 3 LEVO-CTS clinical trial in the prior year which were not incurred in the current period.

Other income and expense, net

Other income for the six months ended June 30, 2018 and 2017, respectively, is as follows:

	Six months ended June 30,		(Increase)/ Decrease
	2018	2017
Other income	$(60,521)	$(251,500)	$190,979

Other income decreased approximately $191,000 for the six months ended June 30, 2018 compared to the same period in the prior year. This decrease is due primarily to the change in fair value of our Series C warrant derivative liability in the current period and a reduction in the interest earned on our investment in marketable securities.

During the six months ended June 30, 2018, we recorded a derivative gain of approximately $9,000 which compared to a derivative gain of approximately $154,000 for the same period in the prior year. These charges to income are derived from the free-standing Series C warrants which are measured at their fair market value each period using the Monte Carlo simulation model.

During the six months ended June 30, 2018, we recorded interest income of approximately $51,000 from our investments in marketable securities. This income is derived from approximately $130,000 in bond interest paid, partially offset by approximately $80,000 in charges for amortization of premiums paid and fair-value adjustments measured each period, which compares to approximately $203,000 in bond interest paid, partially offset by approximately $114,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and as of June 30, 2018 we had an accumulated deficit of approximately $217 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $6,709,704 and $8,062,893 and working capital of $5,916,913 and $7,054,053 as of June 30, 2018 and December 31, 2017, respectively. Based on our working capital and the value of our investments in marketable securities at June 30, 2018, we believe we have sufficient capital to fund our operations through the first quarter of calendar year 2019.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017
Net cash used in operating activities	$(2,746,125)	$(9,632,514)
Net cash provided by investing activities	5,044,193	1,870,245

Net cash used in operating activities.  Net cash used in operating activities was approximately $2.7 million for the six months ended June 30, 2018 compared to net cash used in operating activities of approximately $9.6 million for the six months ended June 30, 2017. The decrease in cash used for operating activities was due primarily to a decrease in our accrued costs related to the Phase 3 clinical trial for levosimendan in the current period as compared to the same period in the prior year.

Net cash provided by investing activities. Net cash provided by investing activities was approximately $5.0 million for the six months ended June 30, 2018 compared to approximately $1.9 million for the six months ended June 30, 2017. The increase in cash provided by investing activities was primarily due to an increase in the sale of marketable securities in the current period.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2017. During the six months ended June 30, 2018, there were no material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board, or the FASB, issued an accounting standard that provides guidance that aligns the accounting for share-based payment awards issued to employees and nonemployees. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. Equity-classified share-based payment awards issued to nonemployees will now be measured on the grant date, and, for performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. The standard will be effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We do not believe adoption of this standard will have a material impact on our condensed consolidated financial statements and related disclosures.

In July 2017, the FASB issued an accounting standard that changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The standard will be effective on January 1, 2019. Early adoption is permitted, including adoption in an interim period. We do not believe adoption of this standard will have a material impact on our condensed consolidated financial statements and related disclosures.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6.
EXHIBITS

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

No.	Description
10.1	Employment Agreement with Anthony DiTonno dated June 1, 2018. (1)
10.2	Form of Option issued to Non-Employee Directors under 2016 Stock Incentive Plan. *
10.3	Form of Option issued to Employees and Contractors under 2016 Stock Incentive Plan. *
10.4	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan. *
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
This document was filed as an exhibit to the current report on Form 8-K filed by Tenax Therapeutics with the SEC on June 5, 2018 and is incorporated herein by reference.
*
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENAX THERAPEUTICS, INC.

Date: August 14, 2018	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)