Form 10-Q
period 2018-09-30
TENAX THERAPEUTICS, INC.
filed 2018-11-14
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of November 12, 2018, the registrant had outstanding 1,465,496 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,347,183	$1,604,810
Marketable securities	1,509,117	6,122,400
Accounts receivable	-	50,171
Prepaid expenses	284,857	285,512
Total current assets	5,141,157	8,062,893
Marketable securities	296,349	1,809,428
Property and equipment, net	8,178	9,945
Other assets	8,435	8,435
Total assets	$5,454,119	$9,890,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$392,482	$611,861
Accrued liabilities	104,300	363,306
Warrant liabilities	19,376	33,673
Total current liabilities	516,158	1,008,840
Total liabilities	516,158	1,008,840

Commitments and contingencies; see Note 6

Stockholders' equity
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 1,465,496 and 1,411,840, respectively	147	141
Additional paid-in capital	223,029,293	222,397,198
Accumulated other comprehensive loss	(9,981)	(16,193)
Accumulated deficit	(218,081,498)	(213,499,285)
Total stockholders’ equity	4,937,961	8,881,861
Total liabilities and stockholders' equity	$5,454,119	$9,890,701

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$1,191,577	$1,056,447	$3,933,768	$4,295,336
Research and development	362,628	253,973	732,365	3,528,338
Total operating expenses	1,554,205	1,310,420	4,666,133	7,823,674

Net operating loss	1,554,205	1,310,420	4,666,133	7,823,674

Other income	(23,400)	(76,226)	(83,920)	(327,725)
Net loss	$1,530,805	$1,234,194	$4,582,213	$7,495,949

Unrealized (gain)/loss on marketable securities	(6,515)	(3,767)	(6,212)	(12,969)
Total comprehensive loss	$1,524,290	$1,230,427	$4,576,001	$7,482,980

Net loss per share, basic and diluted	$(1.05)	$(0.87)	$(3.17)	$(5.32)
Weighted average number of common shares outstanding, basic and diluted	1,462,191	1,411,828	1,446,377	1,410,226

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,582,213)	$(7,495,949)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,574	10,599
Issuance and vesting of compensatory stock options and warrants	255,962	426,837
Issuance of common stock as compensation	136,921	79,525
Issuance of common stock for services rendered	75,271	-
Change in the fair value of warrants	(14,297)	(190,014)
Amortization of premium on marketable securities	82,574	158,209
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	75,917	1,323,018
Accounts payable and accrued liabilities	(339,529)	(5,170,671)
Net cash used in operating activities	(4,301,820)	(10,858,446)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	-	(299,172)
Sale of marketable securities	6,050,000	2,930,082
Purchase of property and equipment	(5,807)	(4,536)
Net cash provided by investing activities	6,044,193	2,626,374

Net change in cash and cash equivalents	1,742,373	(8,232,072)
Cash and cash equivalents, beginning of period	1,604,810	9,995,955
Cash and cash equivalents, end of period	$3,347,183	$1,763,883

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at December 31, 2017 has been derived from the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2017. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) rules and regulations. Operating results for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of results for the full year or any other future periods. As such, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2017.

Reverse Stock Split

The Company initiated a 1-for-20 reverse stock split effective February 23, 2018. All shares and per share amounts in these condensed consolidated financial statements and notes thereto have been retroactively adjusted to give effect to the reverse stock split.

Going Concern

Management believes the accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $218,081,498, at September 30, 2018 and $213,499,285 at December 31, 2017, and used cash in operations of $4,301,820 and $10,858,446 during the nine months ended September 30, 2018 and 2017, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying September 30, 2018 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Liquidity and Management’s Plan

At September 30, 2018, the Company had cash and cash equivalents, including the fair value of its marketable securities, of approximately $5.2 million. The Company used $4.3 million of cash for operating activities during the nine months ended September 30, 2018 and had stockholders’ equity of $4.9 million, versus $8.9 million at December 31, 2017.

The Company expects to continue to incur expenses related to development of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates. Based on its resources at September 30, 2018, the Company believes that it has sufficient capital to fund its planned operations through the first quarter of calendar year 2019. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

	Nine months ended September 30,
	2018	2017

Options to purchase common stock	241,744	189,558
Warrants to purchase common stock	120,773	120,773
Restricted stock	19,914	-

Recent Accounting Pronouncements

The SEC has released SEC Final Rule Release No. 33-10532 Disclosure Update and Simplification, which adopts amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, GAAP, or changes in the information environment. The amendments also refer certain SEC disclosure requirements that overlap with but require information incremental to GAAP to the Financial Accounting Standards Board (“FASB”) for potential incorporation into GAAP. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. These amendments are part of an initiative by the Division of Corporation Finance to review disclosure requirements applicable to issuers to consider ways to improve the requirements for the benefit of investors and issuers. The amendments became effective on November 5, 2018 and did not have a material impact to the Company.

In June 2018, the FASB issued an accounting standard that provides guidance that aligns the accounting for share-based payment awards issued to employees and nonemployees. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. Equity-classified share-based payment awards issued to nonemployees will now be measured on the grant date, and, for performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. The standard will be effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company does not believe adoption of this standard will have a material impact on its condensed consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued an accounting standard that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. The standard became effective in the Company’s first quarter of fiscal 2018. The Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued an accounting standard that amends how credit losses are measured and reported for certain financial instruments that are not accounted for at fair value through net income. This standard requires that credit losses be presented as an allowance rather than as a write-down for available-for-sale debt securities and will be effective for interim and annual reporting periods beginning January 1, 2020, with early adoption permitted, but not earlier than annual reporting periods beginning January 1, 2019. A modified retrospective approach is to be used for certain parts of this guidance, while other parts of the guidance are to be applied using a prospective approach. The Company does not believe adoption of this standard will have a material impact on its condensed consolidated financial statements and related disclosures.

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

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in other income in the Condensed Consolidated Statements of Comprehensive Loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At September 30, 2018, the Company believes that the costs of its investments are recoverable in all material respects.

The following table summarizes the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments is classified as Level 2 in the fair value hierarchy as defined in U.S. GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	September 30, 2018
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$1,802,485	$12,962	$-	$(9,981)	$1,805,466

The following table summarizes the scheduled maturity for the Company’s investments at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Maturing in one year or less	$1,509,117	$6,122,400
Maturing after one year through three years	296,349	1,809,428
Total investments	$1,805,466	$7,931,828

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

The Monte Carlo model is used for the Series C Warrants to appropriately value the potential future exercise price adjustments triggered by the anti-dilution provisions. This requires Level 3 inputs which are based on the Company’s estimates of the probability and timing of potential future financings and fundamental transactions.  The other assumptions used by the Company are summarized in the following table for the Series C Warrants that were outstanding as of September 30, 2018 and December 31, 2017:

Series C Warrants	September 30, 2018	December 31, 2017
Closing stock price	$5.26	$9.80
Expected dividend rate	0%	0%
Expected stock price volatility	90.00%	81.26%
Risk-free interest rate	2.50%	1.83%
Expected life (years)	0.81	1.56

As of September 30, 2018, the fair value of the warrant liability was $19,376. The Company recorded a gain of $5,175 and $14,297 for the change in fair value as a component of other income on the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2018, there were 12,035 Series C Warrants outstanding.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

		Fair Value Measurements at Reporting Date Using
	Balance as of September 30, 2018	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$3,347,183	$3,347,183	$-	$-
Marketable securities	$1,509,117	$-	$1,509,117	$-

Long-term Assets
Marketable securities	$296,349	$-	$296,349	$-

Current Liabilities
Warrant liabilities	$19,376	$-	$-	$19,376

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2017	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$1,604,810	$1,604,810	$-	$-
Marketable securities	$6,122,400	$-	$6,122,400	$-

Long-term Assets
Marketable securities	$1,809,428	$-	$1,809,428	$-

Current Liabilities
Warrant liabilities	$33,673	$-	$-	$33,673

There were no significant transfers between levels during the three and nine months ended September 30, 2018.

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment consist of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Laboratory equipment	$354,861	$354,861
Computer equipment and software	94,804	88,998
Office furniture and fixtures	130,192	130,192
	579,857	574,051
Less: Accumulated depreciation	(571,679)	(564,106)
	$8,178	$9,945

Depreciation expense was approximately $2,000 and $3,000 for the three months ended September 30, 2018 and 2017, respectively, and approximately $8,000 and $11,000 for the nine months ended September 30, 2018 and 2017, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Operating costs	$56,345	$39,252
Employee related	47,955	324,054
	$104,300	$363,306

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

As of September 30, 2018, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

NOTE 6. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s Certificate of Incorporation, the Board of Directors is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. As of September 30, 2018, no shares of preferred stock are designated, issued or outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of September 30, 2018, there were 1,465,496 shares of common stock issued and outstanding.

Warrants

As of September 30, 2018, the Company had 120,773 warrants outstanding. There was no warrant activity for the nine months ended September 30, 2018.

2016 Stock Incentive Plan

In June 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”).  Under the 2016 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. On June 16, 2016, the Company’s stockholders approved the 2016 Plan and authorized for issuance under the 2016 Plan a total of 150,000 shares of common stock. As of September 30, 2018, the Company had 100,000 shares of common stock available for grant under the 2016 Plan.

The following table summarizes the shares available for grant under the 2016 Plan for the nine months ended September 30, 2018:

Shares Available for Grant
Balances, at December 31, 2017	150,000
Options granted	(50,000)
Balances, at September 30, 2018	100,000

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

The following table summarizes the outstanding stock options under the 2016 Plan for the nine months ended September 30, 2018:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2017	-	$-
Options granted	50,000	$6.10
Balances, at September 30, 2018	50,000	$6.10

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $29,732 and $59,463 for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2018, there were unrecognized compensation costs of approximately $189,744 related to non-vested stock option awards under the 2016 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.17 years.

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

1999 Plan Stock Options

Stock options granted under the 1999 Plan may be ISOs, or NSOs. ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the 1999 Plan may be granted with a term of up to ten years and at prices no less than fair market value for ISOs and no less than 85% of the fair market value for NSOs. Stock options granted generally vest over one to three years.

The following table summarizes the outstanding stock options under the 1999 Plan for the nine months ended September 30, 2018:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances, at December 31, 2017	188,744	$95.24
Options granted	3,000	$6.23
Options cancelled	-	$-
Balances, at September 30, 2018	191,744	$93.85

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $62,564 and $196,499 for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2018, there were unrecognized compensation costs of approximately $178,962 related to non-vested stock option awards under the 1999 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.12 years. Additionally, there were unrecognized compensation costs of approximately $5.9 million related to non-vested stock option awards under the 1999 Plan subject to performance-based vesting milestones with a weighted average remaining life of 1.5 years. As of September 30, 2018, none of these milestones have been achieved.

The Company used the following assumptions to estimate the fair value of options granted under its stock option plans for the nine months ended September 30, 2018 and 2017:

	For the nine months ended September 30,
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
Forfeitures
Stock compensation expense recognized in the statements of operations for the nine months ended September 30, 2018 and 2017 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

Restricted Stock Grants

The following table summarizes the restricted stock grants under the 1999 Plan for the nine months ended September 30, 2018.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at December 31, 2017	-	$-
Restricted stock granted	85,900	$5.82
Restricted stock vested	(37,420)	$5.69
Restricted stock cancelled	(28,566)	$5.66
Balances, at September 30, 2018	19,914	$6.29

The Company recorded compensation expense for these restricted stock grants of approximately $63,000 and $188,000 for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2018, there was approximately $63,000 of unrecognized compensation costs related to the non-vested restricted stock grants.

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

All references in this Quarterly Report to “Tenax Therapeutics”, “we”, “our” and “us” means Tenax Therapeutics, Inc.

Overview

Strategy

We are a specialty pharmaceutical company focused on identifying and developing products that address diseases with high unmet medical needs. Our principal business objective is to identify, develop and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity. Our lead product is levosimendan, which was acquired in an asset purchase agreement with Phyxius Pharma, Inc., or Phyxius. Levosimendan is a calcium sensitizer developed for intravenous use in hospitalized patients with acutely decompensated heart failure. The treatment is currently approved in more than 60 countries for this indication and not available in the United States or Canada.

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

In March 2018, we met with the United States Food and Drug Administration, or FDA, to discuss development of levosimendan in PH-HFpEF patients. The FDA was in agreement with our planned Phase 2 design, patient entry criteria, and endpoints. The study may be conducted under the existing investigational new drug application with no additional nonclinical studies required to support full development. The FDA recognized there were no approved drug therapies to treat PH-HFpEF patients and acknowledged this provided an opportunity for a limited Phase 3 clinical program. This topic will be discussed further at the End-of-Phase 2 Meeting following completion of the planned Phase 2 study in PH-HFpEF patients. We plan to begin enrollment of the Phase 2 trial in the fourth quarter of 2018.

Third Quarter 2018 Highlights

The following summarizes certain key financial measures for the three months ended September 30, 2018:

●
Cash and cash equivalents, including the fair-value of our marketable securities, were $5.2 million at September 30, 2018.
●
Our net loss from operations was $1.6 million for the third quarter of fiscal 2018 compared to $1.3 million for the three months ended September 30, 2017.
●
Net cash used in operating activities was $1.6 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively.

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

Financial Overview

Results of Operations- Comparison of the Three Months Ended September 30, 2018 and 2017

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended September 30, 2018 and 2017, respectively, are as follows:

	Three months ended September 30,
	2018	2017	Increase/ (Decrease)	% Increase/ (Decrease)
Personnel costs	$719,870	$599,289	$120,581	20%
Legal and professional fees	289,893	284,470	5,423	2%
Other costs	144,333	136,096	8,237	6%
Facilities	35,720	34,024	1,696	5%
Depreciation and amortization	1,761	2,568	(807)	(31)%

Personnel costs:

Personnel costs increased approximately $121,000 for the three months ended September 30, 2018 compared to the same period in the prior year. This increase was due primarily to the hiring of our CEO in the current year as well as an increase of approximately $29,000 in recognized costs for stock-based compensation in the current period as compared to the same period in the prior year.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, consulting fees, recruiting costs and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees increased approximately $5,000 for the three months ended September 30, 2018 compared to the same period in the prior year. This increase was due primarily to an increase in costs incurred for legal fees and investor relations fees, partially offset by decreases in costs incurred for consulting fees and fees paid to our Board of Directors, including the vested value of stock option grants.

●
Legal fees increased approximately $31,000 in the current period. This increase was due primarily to an increase in costs associated with levosimendan intellectual property, partially offset by a decrease in costs incurred in support of the Board of Directors Strategic Alternatives Committee in the current period as compared to same period of the prior year.
●
Investor relations fees increased approximately $43,000 in the current period. This increase was due primarily to additional fees paid to investor relations firms and conference fees and travel costs that were not incurred in the same period of the prior year.
●
Consulting costs decreased approximately $54,000 in the current period. This decrease was due primarily to the fees paid to third-party firms for FDA and Health Canada submissions as well as costs incurred in support of the Board of Directors Strategic Alternatives Committee in the prior year that were not incurred in the current period.
●
Board of Directors fees decreased in the current period by approximately $16,000. This decrease was due primarily to a member of the Board of Directors accepting the position of CEO, and a reduction in the recognized expense for the vesting of stock options awarded in the current period as compared to the recognized expense for stock options awarded in the same period of the prior year.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The approximately $8,000 increase in other costs for the three months ended September 30, 2018 compared to the same period in the prior year was due primarily to approximately $30,000 in relocation costs, an increase of approximately $15,000 in travel related costs and an increase of approximately $10,000 in insurance and other miscellaneous charges, partially offset by a decrease of approximately $47,000 in franchise taxes paid in the current period as compared to the same period in the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities expenses remained relatively consistent for the three months ended September 30, 2018 and 2017.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the three months ended September 30, 2018 and 2017.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) depreciation and direct and allocated expenses for rent and maintenance of equipment and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended September 30, 2018 and 2017, respectively, are as follows:

	Three months ended September 30,
	2018	2017	Increase/ (Decrease)	% Increase/ (Decrease)
Clinical and preclinical development	$310,158	$226,225	$83,933	37%
Personnel costs	48,329	25,993	22,336	86%
Consulting	2,900	-	2,900	- %
Other costs	1,241	1,755	(514)	(29)%

Clinical and preclinical development:

Clinical and preclinical development costs include, primarily, the costs associated with our Phase 3 LEVO-CTS clinical trial for levosimendan, which was completed during fiscal year 2017 and the costs associated with our Phase 2 PH-HFpEF clinical trial which we plan to initiate in the fourth quarter of the current fiscal year. The increase of approximately $84,000 in clinical and preclinical development costs for the three months ended September 30, 2018 compared to the same period in the prior year, was primarily due to an increase of approximately $274,000 in costs associated with initiating the Phase 2 PH-HFpEF clinical trial in the current period and approximately $36,000 in preclinical costs associated with formulation development of levosimendan, partially offset by a decrease of approximately $226,000 in CRO costs to manage the Phase 3 LEVO-CTS clinical trial in the same period of the prior year that were not incurred in the current period.

Personnel costs:

Personnel costs increased approximately $22,000 in the current period due to headcount increases to manage the Phase 2 PH-HFpEF clinical trial which were not incurred in the same period in the prior year.

Consulting fees:

Consulting fees remained relatively consistent for the three months ended September 30, 2018 and 2017.

Other costs:

Other costs remained relatively consistent for the three months ended September 30, 2018 and 2017.

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

Other income and expense, net

Other income and expense include non-operating income and expense items not otherwise recorded in our condensed consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the three months ended September 30, 2018 and 2017, respectively, is as follows:

	Three months ended September 30,
	2018	2017	(Increase)/ Decrease
Other income, net	$(23,400)	$(76,226)	$52,826

Other income decreased approximately $53,000 for the three months ended September 30, 2018 compared to the same period in the prior year. This decrease is due primarily to the change in fair value of our Series C warrant derivative liability in the current period and a reduction in the interest earned on our investment in marketable securities.

During the three months ended September 30, 2018, we recorded a derivative gain of approximately $5,000 which compared to a derivative gain of approximately $36,000 for the same period in the prior year. These charges to income are derived from the free-standing Series C warrants which are measured at their fair market value each period using the Monte Carlo simulation model.

During the three months ended September 30, 2018, we recorded interest income of approximately $17,000 from our investments in marketable securities. This income is derived from approximately $20,000 in bond interest paid, partially offset by approximately $3,000 in charges for amortization of premiums paid and fair-value adjustments measured each period, which compares to approximately $84,000 in bond interest paid, partially offset by approximately $44,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Results of Operations- Comparison of the Nine Months Ended September 30, 2018 and 2017

General and Administrative Expenses

General and administrative expenses and percentage changes for the nine months ended September 30, 2018 and 2017, respectively, are as follows:

	Nine months ended September 30,
	2018	2017	Increase/ (Decrease)	% Increase/ (Decrease)
Personnel costs	$2,311,185	$2,510,569	$(199,384)	(8)%
Legal and professional fees	1,134,868	1,324,424	(189,556)	(14)%
Other costs	372,468	347,585	24,883	7%
Facilities	108,919	104,850	4,069	4%
Depreciation and amortization	6,328	7,908	(1,580)	(20)%

Personnel costs:

Personnel costs decreased approximately $199,000 for the nine months ended September 30, 2018 compared to the same period in the prior year. This decrease was due primarily to the payment of $430,000 in severance costs in the prior year, partially offset by and an overall increase in salaries and benefits paid of approximately $11,000, an increase of approximately $168,000 in bonuses paid and an increase of approximately $50,000 in recognized costs for stock-based compensation in the current period as compared to the same period in the prior year.

Legal and professional fees:

Legal and professional fees decreased approximately $190,000 for the nine months ended September 30, 2018 compared to the same period in the prior year. This decrease was due primarily to decreases in costs incurred for auditing fees, consulting fees, and the vested value of stock option grants to our Board of Directors, partially offset by an increase in costs incurred for legal fees and investor relations fees.

●
Audit and accounting fees decreased approximately $7,000 in the current period. This decrease was due primarily to the reduction in audit fees associated with our transition to “smaller reporting company” filer status for our fiscal year ended December 31, 2017 as compared to the same period in the prior year.
●
Consulting costs decreased approximately $209,000 in the current period. This decrease was due primarily to the fees paid to third-party firms for FDA and other regulatory submissions and costs incurred to support the Board of Directors Strategic Alternatives Committee in the prior year that were not incurred in the current period.
●
Board of Directors fees decreased in the current period by approximately $47,000. This decrease was due primarily to a member of the Board of Directors accepting the position of CEO in the current period, and a reduction in the recognized expense for the vesting of stock options awarded in the current period as compared to the recognized expense for stock options awarded in the same period of the prior year.
●
Legal fees increased approximately $39,000 in the current period. This increase was due primarily to the costs incurred for the filings associated with our Special Meeting of Stockholders and costs incurred in support of the Board of Directors Strategic Alternatives Committee in the current period that were not incurred in the prior year, as well as an increase in costs associated with levosimendan intellectual property in the current period as compared to same period of the prior year.
●
Investor relations fees increased approximately $34,000 in the current period. This increase was due primarily to the costs associated with our Special Meeting of Stockholders in the current period that were not incurred in the prior year.

Other costs:

The approximately $25,000 increase in other costs for the nine months ended September 30, 2018 compared to the same period in the prior year was due primarily to increases of approximately $43,000 in travel related costs, approximately $30,000 in relocation costs and approximately $12,000 in insurance costs, partially offset by an approximately $60,000 decrease in franchise taxes paid in the current period as compared to the same period in the prior year.

Facilities:

Facilities expenses remained relatively consistent for the nine months ended September 30, 2018 and 2017.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the nine months ended September 30, 2018 and 2017.

Research and Development Expenses

Research and development expenses and percentage changes for the nine months ended September 30, 2018 and 2017, respectively, are as follows:

	Nine months ended September 30,
	2018	2017	Increase/ (Decrease)	% Increase/ (Decrease)
Clinical and preclinical development	$594,000	$3,230,215	$(2,636,215)	(82)%
Personnel costs	122,340	177,615	(55,275)	(31)%
Other costs	9,991	7,572	2,419	32%
Consulting	6,034	112,936	(106,902)	(95)%

Clinical and preclinical development:

The decrease of approximately $2.6 million in clinical and preclinical development costs for the nine months ended September 30, 2018 compared to the same period in the prior year, was primarily due to a decrease of approximately $3.2 million in CRO costs to manage the Phase 3 LEVO-CTS clinical trial, partially offset by an increase of approximately $531,000 in costs associated with initiating the Phase 2 PH-HFpEF clinical trial and approximately $36,000 in preclinical costs associated with formulation development of levosimendan.

Personnel costs:

Personnel costs decreased approximately $55,000 for the nine months ended September 30, 2018 compared to the same period in the prior year, primarily due to a reduction in headcount in the current period as compared to the same period in the prior year.

Other costs:

Other costs remained relatively consistent for the nine months ended September 30, 2018 and 2017.

Consulting fees:

Consulting fees decreased approximately $107,000 for the nine months ended September 30, 2018 compared to the same period in the prior year, primarily due to a decrease in fees paid to third-party consulting firms for services provided for report-writing and regulatory submissions in support of our Phase 3 LEVO-CTS clinical trial in the prior year which were not incurred in the current period.

Other income and expense, net

Other income for the nine months ended September 30, 2018 and 2017, respectively, is as follows:

	Nine months ended September 30,
	2018	2017	(Increase)/ Decrease
Other income	$(83,920)	$(327,725)	$243,805

Other income decreased approximately $244,000 for the nine months ended September 30, 2018 compared to the same period in the prior year. This decrease is due primarily to the change in fair value of our Series C warrant derivative liability in the current period and a reduction in the interest earned on our investment in marketable securities.

During the nine months ended September 30, 2018, we recorded a derivative gain of approximately $14,000 which compared to a derivative gain of approximately $190,000 for the same period in the prior year. These charges to income are derived from the free-standing Series C warrants which are measured at their fair market value each period using the Monte Carlo simulation model.

During the nine months ended September 30, 2018, we recorded interest income of approximately $68,000 from our investments in marketable securities. This income is derived from approximately $150,000 in bond interest paid, partially offset by approximately $83,000 in charges for amortization of premiums paid and fair-value adjustments measured each period, which compares to approximately $288,000 in bond interest paid, partially offset by approximately $158,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception, and as of September 30, 2018, we had an accumulated deficit of approximately $218 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $5,141,157 and $8,062,893 and working capital of $4,624,999 and $7,054,053 as of September 30, 2018 and December 31, 2017, respectively. Based on our working capital and the value of our investments in marketable securities at September 30, 2018, we believe we have sufficient capital to fund our operations through the first quarter of calendar year 2019.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017
Net cash used in operating activities	$(4,301,820)	$(10,858,446)
Net cash provided by investing activities	6,044,193	2,626,374

Net cash used in operating activities.  Net cash used in operating activities was approximately $4.3 million for the nine months ended September 30, 2018 compared to net cash used in operating activities of approximately $10.9 million for the nine months ended September 30, 2017. The decrease in cash used for operating activities was due primarily to a decrease in our accrued costs related to the Phase 3 clinical trial for levosimendan in the current period as compared to the same period in the prior year.

Net cash provided by investing activities. Net cash provided by investing activities was approximately $6.0 million for the nine months ended September 30, 2018 compared to approximately $2.6 million for the nine months ended September 30, 2017. The increase in cash provided by investing activities was primarily due to an increase in the sale of marketable securities in the current period.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2017. During the nine months ended September 30, 2018, there were no material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements

The SEC has released SEC Final Rule Release No. 33-10532 Disclosure Update and Simplification, which adopts amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, GAAP, or changes in the information environment. The amendments also refer certain SEC disclosure requirements that overlap with but require information incremental to GAAP to the Financial Accounting Standards Board, or the FASB, for potential incorporation into GAAP. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. These amendments are part of an initiative by the Division of Corporation Finance to review disclosure requirements applicable to issuers to consider ways to improve the requirements for the benefit of investors and issuers. The amendments became effective on November 5, 2018 and did not have a material impact on our condensed consolidated financial statements and related disclosures.

In June 2018, the FASB issued an accounting standard that provides guidance that aligns the accounting for share-based payment awards issued to employees and nonemployees. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. Equity-classified share-based payment awards issued to nonemployees will now be measured on the grant date, and, for performance conditions, compensation cost associated with the award will be recognized when achievement of the performance condition is probable, rather than upon achievement of the performance condition. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606, Revenue from Contracts with Customers. The standard will be effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. We do not believe adoption of this standard will have a material impact on our condensed consolidated financial statements and related disclosures.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Stock

The following table lists all repurchases during the three months ended September 30, 2018 of any of our securities registered under Section 12 of the Exchange Act by or on behalf of us or any affiliated purchaser.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	8,325	$6.25	-	$-
August 1, 2018 - August 31, 2018	-	$-	-	$-
September 1, 2018 - September 30, 2018	-	$-	-	$-
Total	8,325	$6.25	-	$-

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

Date: November 14, 2018

TENAX THERAPEUTICS, INC.

By:	/s/ Michael B. Jebsen
Michael B. Jebsen
President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)