Form 10-K
period 2018-12-31
TENAX THERAPEUTICS, INC.
filed 2019-04-01
CIK 34956

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter: $9,050,692.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of March 27, 2019 was 6,154,434.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2018.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, progress in our product development activities, obtaining financing for operations, development of new technologies and other competitive pressures, legal and regulatory initiatives affecting our products, conditions in the capital markets, the risks discussed in Item 1A – “Risk Factors,” and the risks discussed elsewhere in this report that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed or implied by such forward-looking statements.

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

We are a specialty pharmaceutical company focused on identifying, developing and commercializing products that address cardiovascular and pulmonary diseases of high unmet medical need. On November 13, 2013, through our wholly owned subsidiary, Life Newco, Inc., or Life Newco, we acquired a license granting Life Newco an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada.

Business Strategy

Our principal business objective is to identify, develop, and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity. The key elements of our business strategy are outlined below.

Efficiently conduct clinical development to establish clinical proof of concept with our current product candidate. Levosimendan represents novel therapeutic modalities for the treatment of pulmonary hypertension and other cardiovascular and pulmonary diseases of high unmet medical need. We are conducting clinical development with the intent to establish proof of concept in several important disease areas where these therapeutics would be expected to have benefit. Our focus is on conducting well-designed studies to establish a robust foundation for subsequent development, partnership and expansion into complementary areas.

Efficiently explore new high potential therapeutic applications, leveraging third-party research collaborations and our results from related areas. Our product candidate has shown promise in multiple disease areas. We are committed to exploring potential clinical indications where our therapies may achieve best-in-class profile, and where we can address significant unmet medical needs. In order to achieve this goal, we have established collaborative research relationships with investigators from research and clinical institutions and our strategic partners. These collaborative relationships have enabled us to cost effectively explore where our product candidates may have therapeutic relevance, and how it may be utilized to advance treatment over current clinical care. Additionally, we believe we will be able to leverage clinical safety data and preclinical results from some programs to support accelerated clinical development efforts in other areas, saving substantial development time and resources compared to traditional drug development.

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

Enter into licensing or product co-development arrangements in certain areas, while out-licensing opportunities in non-core areas. In addition to our internal development efforts, an important part of our product development strategy is to work with collaborators and partners to accelerate product development, reduce our development costs, and broaden our commercialization capabilities. We believe this strategy will help us to develop a portfolio of high-quality product development opportunities, enhance our clinical development and commercialization capabilities, and increase our ability to generate value from our proprietary technologies.

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

Levosimendan Development for Pulmonary Hypertension Patients

We are currently initiating a Phase 2 clinical trial of levosimendan in North America for the treatment of patients with pulmonary hypertension associated with heart failure with preserved ejection fraction, or PH-HFpEF.  PH-HFpEF is defined hemodynamically by a pulmonary artery pressure, or mPAP, ≥25 mmHg, a pulmonary capillary wedge pressure, or PCWP, >15 mmHg, and a diastolic pressure gradient, or diastolic PAP – PCWP, >7mmHg. Pulmonary hypertension in these patients initially develops from a passive backward transmission of elevated filling pressures from left-sided heart failure. These mechanical components of pulmonary venous congestion may trigger pulmonary vasoconstriction, decreased nitric oxide availability, increased endothelin expression, desensitization to natriuretic peptide induced vasodilation, and vascular remodeling.  Finally, these changes often lead to advanced pulmonary vascular disease, increased right ventricle, or RV, afterload, and RV failure.

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

In March 2018, we met with the United States Food and Drug Administration, or FDA, to discuss development of levosimendan in PH-HFpEF patients. The FDA agreed with our planned Phase 2 design, patient entry criteria, and endpoints. The study may be conducted under the existing investigational new drug application with no additional nonclinical studies required to support full development. The FDA recognized there were no approved drug therapies to treat PH-HFpEF patients and acknowledged this provided an opportunity for a limited Phase 3 clinical program. This topic will be discussed further at the End-of-Phase 2 Meeting following completion of the planned Phase 2 study in PH-HFpEF patients. We initiated the first of our expected 10-12 clinical sites in November 2018 and the first of 36 patients was enrolled in the study in March 2019.

Levosimendan Development for Cardiac Surgery Patients

Low cardiac output syndrome, or LCOS, is generally defined as a patient’s inability to maintain a cardiac index >2.2 L/min/m2 and hence requiring use of inotropic agents and/or mechanical assist devices such as an intra-aortic balloon pump or a left ventricular assistance device. LCOS in the cardiac surgery setting is reported to occur in 5-10% of patients undergoing cardiac surgery and is associated with 10-15-fold higher mortality or severe sequelae as a result of poor organ perfusion.

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

To date, we own or in-license the rights to six U.S. and foreign patents. In addition, we have one U.S. patent application pending related to a product candidate and proprietary process, method and technology. Our issued and in-licensed patents, as well as our pending patents, expire between 2023 and 2038.

We have:

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

We believe the concept of using levosimendan to treat patients with PH-HFpEF is novel. Because no therapies are approved to treat PH-HFpEF, our ability to succeed in the market is dependent on our ability to change the established practice paradigm, which is never an easy task. Key factors on which we will compete with regards to the development and marketing of levosimendan for the treatment of pulmonary hypertension include, among others, the ability to obtain adequate efficacy data, safety data, cost effectiveness data and hospital formulary approval, as well as sufficient distribution and handling. Furthermore, while we believe the mechanism of action of levosimendan is novel, other low priced generically available products possess some similar qualities, which could present competition in the form of therapeutic substitution.

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

The ongoing HELP study in PH-HFpEF patients incorporates FDA advice. An End of Phase 2 Meeting with the FDA is planned in 2020 to review results of the HELP study and Phase 3 study design in development of levosimendan for treatment of PH-HFpEF patients.

Employees

We believe that our success will be based on, among other things, the quality of our clinical programs, our ability to invent and develop superior and innovative technologies and products, and our ability to attract and retain capable management and other personnel. We have assembled a high-quality team of clinical development managers and executives with significant experience in the biotechnology and pharmaceutical industries.

As of December 31, 2018, we had nine full-time employees and one part-time employee. In addition to our employees, we also use the service and support of outside consultants and advisors. None of our employees are represented by a union, and we believe relationships with our employees are good.

Available Information

Our website address is www.tenaxthera.com, and our investor relations website is located at http://investors.tenaxthera.com. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our Proxy Statements for our annual meetings of stockholders, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission, or the SEC. Our SEC filings are also publicly available on the SEC’s website located at www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A—RISK FACTORS

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history, and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our operations, to date, have been primarily limited to organizing and staffing our company, licensing our technology from Orion and undertaking preclinical studies and clinical trials of our product candidates. We have not yet obtained regulatory approvals for any of our clinical product candidates. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, among others:

–
our ability to obtain additional funding to develop our product candidates, and any further product candidate which we may develop or in license in the future;
–
the need to obtain regulatory approval of our product candidates;
–
potential risks related to any collaborations we may enter into for our product candidates;
–
delays in the commencement, enrollment and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;
–
the success of clinical trials of our product candidates;
–
any delays in regulatory review and approval of product candidates in development;
–
our ability to establish an effective sales and marketing infrastructure;
–
competition from existing products or new products that may emerge;
–
the ability to receive regulatory approval or commercialize our products;
–
potential side effects of our product candidates that could delay or prevent commercialization;
–
potential product liability claims and adverse events;
–
potential liabilities associated with hazardous materials;
–
our ability to maintain adequate insurance policies;
–
our dependency on third-party manufacturers to supply or manufacture our products;
–
our ability to establish or maintain collaborations, licensing or other arrangements;
–
our ability, our partners’ abilities, and third parties’ abilities to protect and assert intellectual property rights;
–
costs related to and outcomes of potential litigation;
–
compliance with obligations under intellectual property licenses with third parties;
–
our ability to adequately support future growth; and
–
our ability to attract and retain key personnel to manage our business effectively.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We may need additional funding and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities. In addition, our expenses could increase beyond expectations if applicable regulatory authorities, including the FDA, require that we perform additional studies to those that we currently anticipate, in which case the timing of any potential product approval may be delayed. As of December 31, 2018, we had $12.4 million of cash and cash equivalents, including the fair value of our marketable securities on hand. Based on our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through the first quarter of calendar year 2020. We will need substantial additional capital in the future in order to complete the regulatory approval and commercialization of levosimendan and to fund the development and commercialization of future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses. As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our December 31, 2018 Consolidated Financial Statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and make it more difficult to obtain financing.

If adequate funds are not available, we may also be required to eliminate one or more of our clinical trials, delaying approval of levosimendan or our commercialization efforts. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or to grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We may also consider strategic alternatives, including a sale of our company, merger, other business combination or recapitalization.

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

–
the scope, rate of progress and cost of our clinical trials and other research and development activities;
–
the costs and timing of regulatory approval;
–
the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
–
the effect of competing technological and market developments;
–
the terms and timing of any collaboration, licensing or other arrangements that we may establish;
–
the cost and timing of completion of clinical and commercial-scale manufacturing activities; and
–
the costs of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval.

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

We currently have no approved drug products for sale, and we cannot guarantee that we will ever have marketable drug products.

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

We expect to commit a substantial portion of our financial and business resources over the next three years to clinical testing of levosimendan and advancing this product to regulatory approval for use in one or more medical applications. All of these clinical trials and testing will be expensive and time consuming and the timing of the regulatory review process is uncertain. The applicable regulatory agencies may suspend clinical trials at any time if they believe that the subjects participating in such trials are being exposed to unacceptable health risks. We cannot ensure that we will be able to complete our clinical trials successfully or obtain FDA or other governmental or regulatory approval of levosimendan, or that such approval, if obtained, will not include limitations on the indicated uses for which levosimendan may be marketed. Our business, financial condition and results of operations are critically dependent on obtaining capital to advance our testing program and receiving FDA and other governmental and regulatory approvals of our products. A significant delay in or failure of our planned clinical trials or a failure to achieve these approvals would have a material adverse effect on us and could result in major setbacks or jeopardize our ability to continue as a going concern.

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

Any collaboration we enter with third parties to develop and commercialize any future product candidates may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

We may enter into collaborations with third parties to develop and commercialize future product candidates. Our dependence on future partners for development and commercialization of our product candidates would subject us to a number of risks, including:

–
we may not be able to control the amount and timing of resources that our partners may devote to the development or commercialization of our product candidates or to their marketing and distribution;
–
partners may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

–
disputes may arise between us and our partners that result in the delay or termination of the research, development or commercialization of our product candidates or that result in costly litigation or arbitration that diverts management’s attention and resources;
–
partners may experience financial difficulties;
–
partners may not properly maintain or defend our intellectual property rights, or may use our proprietary information, in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or proprietary information or expose us to potential litigation;
–
business combinations or significant changes in a partner’s business strategy may adversely affect a partner’s willingness or ability to meet its obligations under any arrangement;
–
a partner could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and
–
the collaborations with our partners may be terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates.

Delays in the enrollment and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the enrollment and completion of clinical testing could significantly affect our ability to gain FDA approval of levosimendan and any other future product development costs. The completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may be required to withdraw from our clinical trial as a result of changing standards of care or may become ineligible to participate in clinical studies. The enrollment and completion of clinical trials can be delayed for a variety of other reasons, including delays related to:

–
reaching agreements on acceptable terms with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among trial sites;
–
obtaining institutional review board, or IRB, approval to conduct a clinical trial at numerous prospective sites;
–
recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indication as our product candidates;
–
maintaining and supplying clinical trial material on a timely basis; and
–
collecting, analyzing and reporting final data from the clinical trials.

In addition, a clinical trial may be suspended or terminated by us, the FDA or other regulatory authorities due to a number of factors, including:

–
failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
–
inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
–
unforeseen safety issues or any determination that a trial presents unacceptable health risks; and
–
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

Our development, marketing and distribution of levosimendan is, and will continue to be, subject to extensive regulation, monitoring and approval by the FDA and other regulatory agencies. There are significant risks at each stage of the regulatory scheme.

Product approval stage

During the product approval stage, we attempt to prove the safety and efficacy of our product for its indicated uses. There are numerous problems that could arise during this stage, including:

–
the data obtained from laboratory testing and clinical trials are susceptible to varying interpretations, which could delay, limit or prevent FDA and other regulatory approvals;
–
adverse events could cause the FDA and other regulatory authorities to halt trials;
–
at any time, the FDA and other regulatory agencies could change policies and regulations that could result in delay and perhaps rejection of our products;
–
if a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submission; and
–
even after extensive testing and clinical trials, there is no assurance that regulatory approval will ever be obtained for any of our products.

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

–
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
–
the federal False Claims Act imposes liability on any person who knowingly submits, or causes another person or entity to submit, a false claim for payment of government funds, with penalties that include three times the government’s damages plus civil penalties for each false claim; in addition, the False Claims Act permits a person with knowledge of fraud, referred to as a qui tam plaintiff, to file a lawsuit on behalf of the government against the person or business that committed the fraud, and, if the action is successful, the qui tam plaintiff is rewarded with a percentage of the recovery;
–
Health Insurance Portability and Accountability Act imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
–
the Social Security Act contains numerous provisions allowing the imposition of a civil money penalty, a monetary assessment, exclusion from the Medicare and Medicaid programs, or some combination of these penalties; and
–
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

As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, collectively, the ACA, enacted in March 2010, substantial changes have occurred and are expected to continue to occur in the system for paying for health care in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. This comprehensive health care reform legislation also included provisions to control health care costs and improve health care quality. Together with ongoing statutory and budgetary policy developments at a federal level, this health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact our business. Because not all the administrative rules implementing health care reform under the legislation have been finalized, and because of ongoing federal fiscal budgetary pressures not yet resolved for federal health programs, the full impact of the ACA and of further statutory actions to reform healthcare payment on our business is unknown, but there can be no assurances that health care reform legislation will not adversely impact either our operational results or the manner in which we operate our business. There have been judicial and Congressional challenges to the ACA and there may be additional challenges and amendments to the ACA in the future, particularly in light of the current presidential administration and U.S. Congress. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate, beginning in 2019, and on October 13, 2017, President Trump signed an executive order terminating the cost-sharing subsidies that reimburse the insurers under the ACA. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Cost of care could be reduced by reducing the level of reimbursement for medical services or products (including those biopharmaceuticals that we intend to produce and market), or by restricting coverage (and, thereby, utilization) of medical services or products. In either case, a reduction in the utilization of, or reimbursement for, our products could have a materially adverse impact on our financial performance. Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. We cannot predict what healthcare reform initiatives may be adopted in the future.

Uncertainty of third-party reimbursement could affect our future results of operations.

Sales of medical products largely depend on the reimbursement of patients’ medical expenses by governmental health care programs and private health insurers. We will be required to report detailed pricing information, net of included discounts, rebates and other concessions, to the Centers for Medicare and Medicaid Services, or CMS, for the purpose of calculating national reimbursement levels, certain federal prices, and certain federal rebate obligations. If we report pricing information that is not accurate to the federal government, we could be subject to fines and other sanctions that could adversely affect our business. In addition, the government could change its calculation of reimbursement, federal prices, or federal rebate obligations which could negatively impact us. There is no guarantee that government health care programs or private health insurers will reimburse for the sales of our products or permit us to sell our products at high enough prices to generate a profit.

Governments outside the United States tend to impose strict price controls and reimbursement approval policies, which may adversely affect our prospects for generating revenue outside the United States.

Although we only have distribution rights in the United States and Canada for levosimendan, in some countries, particularly European Union countries and Canada, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. To obtain or maintain reimbursement or pricing approval in some countries with respect to any product candidate that achieves regulatory approval, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products upon approval, if at all, is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our prospects for generating revenue, if any, could be adversely affected which would have a material adverse effect on our business and results of operations. Further, if we achieve regulatory approval of any product, we must successfully negotiate product pricing for such product in individual countries. As a result, the pricing of our products, if approved, in different countries may vary widely, thus creating the potential for third-party trade in our products in an attempt to exploit price differences between countries. This third-party trade of our products could undermine our sales in markets with higher prices.

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

We have no experience in the sale and marketing of medical products.

We have no experience in the sale and marketing of approved medical products and marketing the licensing of such products before FDA or other regulatory approval. We have not decided upon a commercialization strategy in these areas. We do not know of any third party that is prepared to distribute our products should they be approved. If we decide to establish our own commercialization capability, we will need to recruit, train and retain a marketing staff and sales force with sufficient technical expertise. We do not know whether we can establish a commercialization program at a cost that is acceptable in relation to revenue or whether we can be successful in commercializing our product. Factors that may inhibit our efforts to commercialize our products directly and without strategic partners include:

–
our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
–
the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;
–
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
–
unforeseen costs and expenses associated with creating and sustaining an independent sales and marketing organization.

Failure to successfully commercialize our products or to do so on a cost-effective basis would likely result in failure of our business.

We may enter into distribution arrangements and marketing alliances for certain products and any failure to successfully identify and implement these arrangements on favorable terms, if at all, may impair our ability to commercialize our product candidates.

We do not anticipate having the resources in the foreseeable future to develop sales and marketing capabilities for all of the products we develop, if any. We may pursue arrangements regarding the sales and marketing and distribution of one or more of our product candidates and our future revenues may depend, in part, on our ability to enter into and maintain arrangements with other companies having sales, marketing and distribution capabilities and the ability of such companies to successfully market and sell any such products. Any failure to enter into such arrangements and marketing alliances on favorable terms, if at all, could delay or impair our ability to commercialize our product candidates and could increase our costs of commercialization. Any use of distribution arrangements and marketing alliances to commercialize our product candidates will subject us to a number of risks, including the following:

–
we may be required to relinquish important rights to our products or product candidates;

–
we may not be able to control the amount and timing of resources that our distributors or collaborators may devote to the commercialization of our product candidates;
–
our distributors or collaborators may experience financial difficulties;
–
our distributors or collaborators may not devote sufficient time to the marketing and sales of our products; and
–
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

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our future product candidates, if any, and the methods used to manufacture them, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our products is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

We license certain intellectual property from Orion that covers our product candidate levosimendan. The principal United States patents that we license from Orion expire in September 2020. We rely on Orion to file, prosecute and maintain patent applications and otherwise protect the intellectual property to which we have a license, and we have not had and do not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity of these patents would also be subject to the cooperation of the third parties.

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

–
others may be able to make compositions or formulations that are similar to our product candidates but that are not covered by the claims of our patents;
–
we might not have been the first to make the inventions covered by our issued patents or pending patent applications;
–
we might not have been the first to file patent applications for these inventions;
–
others may independently develop similar or alternative technologies or duplicate any of our technologies;
–
it is possible that our pending patent applications will not result in issued patents;
–
our issued patents may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges by third parties;
–
we may not develop additional proprietary technologies that are patentable; or
–
the patents of others may have an adverse effect on our business.

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

–
these agreements may be breached;
–
these agreements may not provide adequate remedies for the applicable type of breach; or
–
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

–
decreased demand for our products and any product candidates that we may develop;
–
injury to our reputation;
–
withdrawal of clinical trial participants;
–
costs to defend the related litigation;
–
substantial monetary awards to trial participants or patients;
–
loss of revenue; and
–
the inability to commercialize any products that we may develop.

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

Our stock price has in the past been, and is likely to be in the future, volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our existing stockholders may not be able to sell their stock at a favorable price. The market price for our common stock may be influenced by many factors, including:

–
actual or anticipated fluctuations in our financial condition and operating results;
–
status and/or results of our clinical trials;
–
status of ongoing litigation;
–
results of clinical trials of our competitors’ products;
–
regulatory actions with respect to our products or our competitors’ products;
–
actions and decisions by our collaborators or partners;
–
actual or anticipated changes in our growth rate relative to our competitors;
–
actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
–
competition from existing products or new products that may emerge;
–
issuance of new or updated research or reports by securities analysts;
–
fluctuations in the valuation of companies perceived by investors to be comparable to us;
–
share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
–
market conditions for biopharmaceutical stocks in general;
–
status of our search and selection of future management and leadership; and
–
general economic and market conditions.

On December 31, 2018 the last closing price of our common stock was $1.21, as compared to $9.80 as of December 31, 2017. During the year ended December 31, 2018, the lowest closing price for our common stock was $1.07 and the highest closing price was $10.60. All stock prices are as adjusted for the 1-for-20 reverse stock split effective on February 23, 2018.

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

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. In the past, we have received a notification letter from Nasdaq indicating that we were not in compliance with listing requirements because the minimum bid price of our common stock closed below $1.00 per share for 30 consecutive business days. As part of our plan to regain compliance with the minimum bid price requirement, we effected a 1-for-20 reverse stock split on February 23, 2018. If we fail to satisfy Nasdaq’s listing requirements in the future, we expect to take actions to regain compliance, but we can provide no assurance that any such action would prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. If our common stock is delisted from Nasdaq, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further, and stockholders may lose some or all of their investment.

We are likely to attempt to raise additional capital through issuances of debt or equity securities, which may cause our stock price to decline, dilute the ownership interests of our existing stockholders, and/or limit our financial flexibility.

Historically we have financed our operations through the issuance of equity securities and debt financings, and we expect to continue to do so for the foreseeable future. As of December 31, 2018, we had $12.4 million of cash and cash equivalents on hand. Based on our current operating plans, we believe our existing cash and cash equivalents are sufficient to continue to fund operations through the first quarter of calendar year 2020. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of their ownership interests. Debt financing, if available, may involve restrictive covenants that limit our financial flexibility or otherwise restrict our ability to pursue our business strategies. Additionally, if we issue shares of common stock, or securities convertible or exchangeable for common stock, the market price of our existing common stock may decline. There can be no assurance that we will be successful in obtaining any additional capital resources in a timely manner, on favorable terms, or at all.

We have issued in the past, and may issue in the future, substantial amounts of instruments that are convertible into or exercisable for common stock, and our existing stockholders may face substantial dilution if such instruments are converted or exercised.

As of March 27, 2019, we had outstanding preferred stock, warrants, options, securities purchase agreements, and other instruments that are convertible into or exercisable for an aggregate of 11,437,056 shares of our common stock, which, if converted or exercised, would represent approximately 186% of our current outstanding common stock. These instruments carry a wide variety of different terms and prices, and there can be no assurance as to when or whether exercises of these instruments may occur. If all or any substantial portion of these instruments are converted or exercised, our existing stockholders may face substantial dilution of their ownership interests.

ITEM 1B—UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2—PROPERTIES

We own no real property. We lease our principal executive office at ONE Copley Parkway, Suite 490, Morrisville, North Carolina 27560. The current rent is approximately $9,600 per month for the facility.

ITEM 3—LEGAL PROCEEDINGS

We are subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on our Consolidated Financial Statements.

ITEM 4— MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Number of Stockholders

Our common stock is listed on the Nasdaq Capital Market under the symbol “TENX.”

As of March 27, 2019, there were 1,342 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers, and any such beneficial owners are not included in this number of holders of record.

Dividend Policy

Since our inception, we have not paid dividends on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Repurchases of Common Stock

None.

Unregistered Sales of Equity Securities

During the year ended December 31, 2018, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Results of operations- Comparison of the years ended December 31, 2018 and 2017

Overview

Strategy

We are currently initiating a Phase 2 clinical trial of levosimendan in North America for the treatment of patients with pulmonary hypertension associated with heart failure with preserved ejection fraction, or PH-HFpEF.  PH-HFpEF is defined hemodynamically by a pulmonary artery pressure, or mPAP, ≥25 mmHg, a pulmonary capillary wedge pressure, or PCWP, >15 mmHg, and a diastolic pressure gradient, or diastolic PAP – PCWP, >7mmHg. Pulmonary hypertension in these patients initially develops from a passive backward transmission of elevated filling pressures from left-sided heart failure. These mechanical components of pulmonary venous congestion may trigger pulmonary vasoconstriction, decreased nitric oxide availability, increased endothelin expression, desensitization to natriuretic peptide induced vasodilation, and vascular remodeling.  Finally, these changes often lead to advanced pulmonary vascular disease, increased right ventricle, or RV, afterload, and RV failure.

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

In March 2018, we met with the United States Food and Drug Administration, or FDA, to discuss development of levosimendan in PH-HFpEF patients. The FDA agreed with our planned Phase 2 design, patient entry criteria, and endpoints. The study may be conducted under the existing investigational new drug application with no additional nonclinical studies required to support full development. The FDA recognized there were no approved drug therapies to treat PH-HFpEF patients and acknowledged this provided an opportunity for a limited Phase 3 clinical program. This topic will be discussed further at the End-of-Phase 2 Meeting following completion of the planned Phase 2 study in PH-HFpEF patients. We activated the first of our expected 10-12 clinical sites in November 2018 and we enrolled the first of 36 planned patients in March 2019.

Additionally, our Board of Directors continues to review strategic alternatives focused on maximizing stockholder value. This process may not result in any transaction and we do not intend to disclose additional details unless and until we determine further disclosure is appropriate or required.

Opportunities and Trends

As we focus on the development of our existing product candidate, we also continue to position ourselves to execute upon licensing and other partnering opportunities. To do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our collaborative research development and partner relationships.

During 2019, we are focused on the following initiatives:

–
Working with collaborators and partners to accelerate product development, reduce our development costs, and broaden our commercialization capabilities; and
–
Identifying strategic alternatives, including, but not limited to, the potential acquisition of additional products or product candidates.

Financial Overview

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the years ended December 31, 2018 and 2017, respectively, are as follows:

	Year ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2018	2017
Personnel costs	$3,473,068	$3,315,303	$157,765	5%
Legal and professional fees	1,386,299	1,737,574	(351,275)	(20)%
Other costs	643,058	472,518	170,540	36%
Facilities	144,100	142,769	1,331	1%
Depreciation and amortization	7,455	10,417	(2,962)	(28)%

Personnel costs:

Personnel costs increased approximately $158,000 for the year ended December 31, 2018 compared to the prior year. The increase was due primarily to an increase of approximately $581,000 in the salaries and bonuses paid and an increase of approximately $103,000 in the recognized expense for the vesting of outstanding stock option awards, partially offset by a decrease of approximately $526,000 in severance costs as compared to the prior year.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, consulting fees, recruiting costs and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees decreased approximately $351,000 for the year ended December 31, 2018 compared to the prior year. This decrease was due primarily to decreases in costs incurred for consulting, legal fees and fees paid to our Board of Directors, partially offset by an increase in costs incurred for investor relations services.

–
Costs associated with investor relations and communication increased approximately $69,000 in the current year. This increase was due primarily to fees paid for investor conferences and presentations as well as costs associated with our Special Meeting of Stockholders in the current year which were not incurred in the prior year.
–
Consulting fees decreased approximately $209,000 in the current period. This decrease was due primarily to the fees paid to third-party firms for FDA and other regulatory submissions and costs incurred to support the Board of Directors Strategic Alternatives Committee in the prior year that were not incurred in the current period.
–
Board of Directors fees decreased in the current period by approximately $58,000. This decrease was due primarily to a member of the Board of Directors accepting the position of CEO in the current period, and a reduction in the recognized expense for the vesting of stock options awarded in the current year as compared to the recognized expense for stock options awarded in the prior year.
–
Legal fees decreased in the current year by approximately $142,000. This decrease was due primarily to additional costs incurred in the prior year related to our evaluation of strategic alternatives as directed by our Board of Directors which were not incurred in the current year, partially offset by the costs incurred for the filings associated with our Special Meeting of Stockholders as well as an increase in costs associated with levosimendan intellectual property in the current year as compared to the prior year.

Other costs:

Other costs include costs incurred for travel, supplies, insurance and other miscellaneous charges. The approximately $171,000 increase in other costs for the year ended December 31, 2018 was due primarily to an increase of approximately $73,000 in franchise taxes paid, an increase of approximately $66,000 in travel related costs, an increase of approximately $18,000 in insurance costs incurred and approximately $30,000 in relocation costs, partially offset by a reduction in bank fees associated with the management of our investments in marketable securities and other miscellaneous charges in the current year as compared to the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the years ended December 31, 2018 and 2017.

Depreciation and Amortization:

Depreciation and amortization costs remained relatively consistent for the years ended December 31, 2018 and 2017.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the years ended December 31, 2018 and 2017, respectively, are as follows:

	Year ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2018	2017
Clinical and preclinical development	$1,022,035	$3,227,523	$(2,205,488)	(68)%
Personnel costs	193,036	177,614	15,422	9%
Consulting	6,934	113,386	(106,452)	(94)%
Other costs	15,734	5,590	10,144	181%
Depreciation	1,561	3,204	(1,643)	(51)%

Clinical and preclinical development:

Clinical and preclinical development costs include the costs associated with our development and clinical trials for levosimendan. The decrease of approximately $2.2 million in clinical and preclinical development costs for the year ended December 31, 2018, compared to the prior year, was primarily due to a decrease of approximately $3.3 million in expenditures for CRO costs to manage the Phase 3 LEVO-CTS clinical trial, partially offset by approximately $872,000 in costs incurred for our Phase 2 HELP clinical trial and approximately $103,000 in costs incurred for nonclinical development of levosimendan.

Personnel costs:

Personnel costs increased approximately $15,000 for the year ended December 31, 2018 compared to the prior year. This increase was primarily due to an increase in headcount in the current year to manage the Phase 2 HELP clinical trial.

Consulting fees:

Consulting fees decreased approximately $106,000 for the year ended December 31, 2018 compared to the prior year, primarily due to a decrease in fees paid to third-party consulting firms for services provided for report-writing and regulatory submissions in support of our Phase 3 LEVO-CTS clinical trial in the prior year which were not incurred in the current year.

Other costs:

Other costs increased approximately $10,000 for the year ended December 31, 2018 as compared to the prior year due primarily to an increase in travel related costs in the current year.

Depreciation:

Depreciation costs remained relatively consistent for the years ended December 31, 2018 and 2017.

Other income, net

Other income includes non-operating income and expense items not otherwise recorded in our consolidated statement of operations and comprehensive loss. These items include, but are not limited to, revenue earned under sublease agreements for our California facility, changes in the fair value of financial assets and liabilities, interest income earned and fixed asset disposals. Other income for the years ended December 31, 2018 and 2017, respectively, is as follows:

	Year ended December 31,		(Increase)/ Decrease
	2018	2017
Other income, net	$(79,835)	$(366,216)	$286,381

Other income decreased approximately $286,000 for the year ended December 31, 2018 compared to the prior year. This decrease is due primarily to the reclassification of our Series C warrants into equity in the current year and a reduction in the interest earned on our investment in marketable securities as compared to the year ended December 31, 2017.

During the year ended December 31, 2018, in accordance with ASU 2017-11, we did not record a derivative gain or loss for our Series C warrants which compared to a derivative gain of approximately $192,000 in the prior year. These charges to income are derived from the free-standing Series C warrants which are measured at their fair market value each period using the Monte Carlo simulation model.

During the year ended December 31, 2018, we recorded interest income of approximately $80,000 from our investments in marketable securities. This income is derived from approximately $168,000 in bond interest received, partially offset by approximately $91,000 in charges for amortization of premiums paid and fair-value adjustments measured each period, which compares to approximately $353,000 in bond interest received, partially offset by approximately $188,000 in charges for amortization of premiums paid and fair-value adjustments during the year ended December 31, 2017.

Liquidity, capital resources and plan of operation

We have incurred losses since our inception and as of December 31, 2018, we had an accumulated deficit of approximately $228 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $13,320,240 and $8,062,893 and working capital of $11,754,571 and $7,054,053 as of December 31, 2018 and December 31, 2017, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

Clinical and Preclinical Product Development

We are currently initiating a Phase 2 clinical trial of levosimendan in North America for the treatment of pulmonary hypertension. Our ability to continue to pursue development of our product beyond the first quarter of calendar year 2020 will depend on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining any necessary resources.

Financings

On December 7, 2018, we entered into an underwriting agreement with Ladenburg Thalmann & Co. Inc., or the Underwriter, pursuant to which we agreed to issue and sell 5,181,346 units, or the Units, with each Unit consisting of (a) one share of Series A convertible preferred stock, par value $0.0001 per share, or the Series A Preferred Stock, (b) a two-year warrant to purchase one share of common stock, exercisable at a price of $1.93, or the Series 1 Warrants, and (c) a five-year warrant to purchase one share of common stock, exercisable at a price of $1.93, or the Series 2 Warrants and collectively with the Series 1 Warrants, the Warrants, with each Unit to be offered at an offering price of $1.93 per Unit. The initial conversion price of the Series A Preferred Stock is $1.93 per share. We agreed to pay the Underwriter an aggregate fee equal to 8.0% of the gross proceeds received in the offering and to reimburse the Underwriter for up to $95,000 of expenses incurred by the Underwriter in connection with the offering. The offering closed on December 11, 2018.

We offered the Units pursuant to a registration statement on Form S-1, which was declared effective by the SEC on December 7, 2018.

The net proceeds from the offering, after deducting Underwriter fees and other direct offering expenses was approximately $9 million. We currently intend to use the net proceeds to further our clinical trials and efforts to obtain regulatory approval of levosimendan, for research and development and for general corporate purposes, including working capital and potential acquisitions.

We have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, debt securities, warrants to purchase shares of common stock or preferred stock or of debt securities, and units consisting of any combination of the foregoing types of securities, up to a total of $75.0 million, but not to exceed one-third of our public float in any 12-month period. As of March 27, 2019, our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) is $11.1 million. Our ability to issue securities under the shelf registration statement is also subject to market conditions.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2018	2017
Net cash used in operating activities	$(5,499,461)	$(12,140,517)
Net cash provided by investing activities	7,354,798	3,749,372
Net cash provided by financing activities	8,907,174	-

Net cash used in operating activities.  Net cash used in operating activities was $5.5 million for the year ended December 31, 2018 compared to net cash used in operating activities of $12.1 million for the year ended December 31, 2017. The decrease in cash used for operating activities of $6.6 million was due primarily to a reduction in the costs incurred for the Phase 3 clinic trials for LCOS, which were completed in the prior year, partially offset by the costs incurred to initiate our Phase 2 HELP clinical trial for PH-HFpEF patients in the current year.

Net cash provided by investing activities. Net cash provided by investing activities was $7.4 million for the year ended December 31, 2018 compared to net cash provided by investing activities of $3.7 million for the year ended December 31, 2017. The increase in cash provided by investing activities was due primarily to an increase in the sale of marketable securities in the current year.

Net cash provided by financing activities. Net cash provided by financing activities was $9.0 million for the year ended December 31, 2018 compared to no net cash provided by financing activities for the year ended December 31, 2017. The increase in cash provided by financing activities resulted from the closing of the offering of Series A Preferred Stock and Warrants as described above in the current year.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements will depend on many factors that include, but are not limited to the following:

–
the initiation, progress, timing and completion of clinical trials for our product candidate and potential product candidates;
–
the outcome, timing and cost of regulatory approvals and the regulatory approval process;
–
delays that may be caused by changing regulatory requirements;
–
the number of product candidates that we pursue;
–
the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
–
the timing and terms of future collaboration, licensing, consulting or other arrangements that we may enter into;
–
the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;
–
the cost of procuring clinical and commercial supplies of our product candidates;
–
the extent to which we acquire or invest in businesses, products or technologies; and
–
the possible costs of litigation.

Based on our working capital at December 31, 2018 we believe we have sufficient capital on hand to continue to fund operations through the first quarter of calendar year 2020.

We will need substantial additional capital in the future in order to complete the regulatory approval and commercialization of levosimendan and to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses. As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our December 31, 2018 Consolidated Financial Statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and make it more difficult to obtain financing.

If adequate funds are not available, we may also be required to eliminate one or more of our clinical trials, delaying approval of levosimendan or our commercialization efforts. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. We may also consider strategic alternatives, including a sale of our company, merger, other business combination or recapitalization.

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

Preclinical Study and Clinical Accruals—We estimate our preclinical study and clinical trial expenses based on the services received pursuant to contracts with several research institutions and CROs that conduct and manage preclinical and clinical trials on our behalf. The financial terms of the agreements vary from contract to contract and may result in uneven expenses and payment flows. Preclinical study and clinical trial expenses include the following:

–
fees paid to CROs in connection with clinical trials;
–
fees paid to research institutions in conjunction with preclinical research studies; and
–
fees paid to contract manufacturers and service providers in connection with the production and testing of active pharmaceutical ingredients and drug materials for use in preclinical studies and clinical trials.

Stock-Based Compensation—We account for stock-based awards to employees in accordance with Accounting Standards Codification, or ASC, 718 Compensation — Stock Compensation, which provides for the use of the fair value-based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of equity securities are determined by management based predominantly on the trading price of our common stock. The values of these awards are based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the reward.

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

Fair market value accounting (derivative warrant liability)—A significant estimate that could have a material effect on net (loss) gain is the fair market value accounting for our derivative liability. Our derivative liability consists of free-standing warrants that are recorded as liabilities due to the price protection anti-dilution provisions in the event of a subsequent equity sale. As a result, the warrants must be recorded as a liability at fair value. The changes in fair value are posted in other (income) expense. We utilize the Monte Carlo method to estimate the fair value of our warrants. The three most significant factors in the Monte Carlo method are (i) our stock price, (ii) the volatility of our stock price and (iii) the remaining term of the warrants.

As of January 1, 2018, we early adopted ASU 2017-11, which revised the guidance for instruments with down round provisions. As such we treat outstanding warrants as free-standing equity linked instruments that will be recorded to equity in the Consolidated Balance Sheet. During the year ending December 31, 2018, we posted a cumulative adjustment to Accumulated Deficit of $158,409 and $192,082 to Additional Paid in Capital upon adoption of the new accounting standard. See Note B to the financial statements for further discussion.

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

As of January 1, 2018, we early adopted this accounting standard, which revised the guidance for our outstanding instruments with down round provisions. As such we treat outstanding warrants as free-standing equity linked instruments that will be recorded to equity in the Consolidated Balance Sheet. Early adoption of this accounting standard did not have a material impact on our financial statements and related disclosures. See Note B to the financial statements for further discussion.

In May 2014, the FASB issued an accounting standard that supersedes nearly all existing revenue recognition guidance under GAAP. The standard is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle of the standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In March 2016, the FASB issued a standard to clarify the implementation guidance on principal versus agent considerations, and in April 2016, the FASB issued a standard to clarify the implementation guidance on identifying performance obligations and licensing. The standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the effective date of the standard from annual periods beginning after December 15, 2016, to annual periods beginning after December 15, 2017. Early application prior to the original effective date was not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We adopted this standard on January 1, 2018, and the adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

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

We will adopt and implement this standard on January 1, 2019, using the required modified-retrospective approach as of the effective date. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We will make an accounting policy election to account for leases with an initial term of 12 months or less similar to existing guidance for operating leases today. We will recognize those lease payments in the Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the lease term. We are substantially complete with its implementation to the new leasing standard and believes that the transition will not have a material impact on its consolidated balance sheet. As disclosed in Note E – Commitments and Contingencies, we have approximately $300,000 in future minimum lease commitments as of the year ended December 31, 2018. Upon adoption, our lease liability will generally be based on the present value of such payments and the related right-of-use asset will generally be based on the lease liability.

We estimate that adoption of the standard will result in the recognition of right-of-use lease assets and related liabilities of approximately $275,000. We do not believe that adoption of the standard will materially affect consolidated net income.

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

TENAX THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Tenax Therapeutics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tenax Therapeutics, Inc. and Subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has an accumulated deficit and has experienced negative operating cash flows for the year ended December 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Raleigh, North Carolina
April 1, 2019

TENAX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$12,367,321	$1,604,810
Marketable securities	494,633	6,122,400
Accounts receivable	-	50,171
Prepaid expenses	458,286	285,512
Total current assets	13,320,240	8,062,893
Marketable securities	-	1,809,428
Property and equipment, net	8,525	9,945
Other assets	8,435	8,435
Total assets	$13,337,200	$9,890,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$749,814	$611,861
Accrued liabilities	815,855	363,306
Warrant liabilities	-	33,673
Total current liabilities	1,565,669	1,008,840
Total liabilities	1,565,669	1,008,840

Commitments and contingencies; see Note E
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 and 10,000,000 shares; respectively, See Note D.
Series A Preferred stock, par value $.0001, issued 5,181,346 shares; outstanding 2,854,593 and 0, respectively	285	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 3,792,249 and 1,411,840, respectively	379	141
Additional paid-in capital	239,572,094	222,397,198
Accumulated other comprehensive gain (loss)	516	(16,193)
Accumulated deficit	(227,801,743)	(213,499,285)
Total stockholders’ equity	11,771,531	8,881,861
Total liabilities and stockholders' equity	$13,337,200	$9,890,701

The accompanying notes are an integral part of these Consolidated Financial Statements

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2018	2017
Operating expenses
General and administrative	5,653,980	5,678,581
Research and development	1,239,300	3,527,317
Total operating expenses	6,893,280	9,205,898

Net operating loss	6,893,280	9,205,898

Other income	(79,835)	(366,216)
Deemed dividend on preferred stock	7,330,604	-
Net loss	$14,144,049	$8,839,682

Unrealized gain on marketable securities	(16,709)	(2,525)
Total comprehensive loss	$14,127,340	$8,837,157

Net loss per share, basic and diluted	$(9.04)	$(6.27)
Weighted average number of common shares outstanding, basic and diluted	1,564,773	1,410,630

The accompanying notes are an integral part of these Consolidated Financial Statements

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders' equity

Balance at December 31, 2016	-	$-	1,406,002	$2,812	$221,816,447	$(18,718)	$(204,659,603)	$17,140,938
Compensation on options and restricted stock issued			5,838	12	578,068			578,080
Unrealized gain on marketable securities						2,525		2,525
Par value adjustment due to reverse stock split				(2,683)	2,683			-
Net loss							(8,839,682)	(8,839,682)
Balance at December 31, 2017	-	$-	1,411,840	$141	$222,397,198	$(16,193)	$(213,499,285)	$8,881,861
Preferred stock sold, net of offering costs	5,181,346	518			8,906,656			8,907,174
Common stock issued for convertible preferred stock	(2,326,753)	(233)	2,326,753	233	-			-
Compensation on options and restricted stock issued			37,420	4	645,193			645,197
Common stock issued for services rendered			10,241	1	100,361			100,362
Deemed dividend on preferred stock					7,330,604			7,330,604
Unrealized gain on marketable securities						16,709		16,709
Fractional shares of common stock due to reverse stock split			5,995					-
Adoption of ASU 2017-11: Reclassification of equity related financial instruments					192,082		(158,409)	33,673
Net loss							(14,144,049)	(14,144,049)
Balance at December 31, 2018	2,854,593	$285	3,792,249	$379	$239,572,094	$516	$(227,801,743)	$11,771,531

The accompanying notes are an integral part of these Consolidated Financial Statements

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(14,144,049)	$(8,839,682)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,016	13,621
Loss (Gain) on disposal of property and equipment	-	76
Issuance and vesting of compensatory stock options and warrants	316,260	498,491
Issuance of common stock for services rendered	100,362	-
Issuance of common stock as compensation	190,083	79,589
Deemed dividend on preferred stock	7,330,604	-
Change in the fair value of warrants	-	(192,419)
Amortization of premium on marketable securities	91,511	187,513
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(122,605)	1,110,272
Accounts payable and accrued liabilities	729,357	(4,997,978)
Net cash used in operating activities	(5,499,461)	(12,140,517)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(493,822)	(299,172)
Sale of marketable securities	7,856,215	4,053,081
Purchase of property and equipment	(7,595)	(4,537)
Net cash provided by investing activities	7,354,798	3,749,372

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for issuance of convertible preferred stock, net of issuance costs	8,907,174	-
Net cash provided by financing activities	8,907,174	-

Net change in cash and cash equivalents	10,762,511	(8,391,145)
Cash and cash equivalents, beginning of period	1,604,810	9,995,955
Cash and cash equivalents, end of period	$12,367,321	$1,604,810

Non-cash financing activity
Adoption of ASU 2017-11: Reclassification of equity related financial instruments	$33,673	$-

The accompanying notes are an integral part of these Consolidated Financial Statements

TENAX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—DESCRIPTION OF BUSINESS

Description of Business—Tenax Therapeutics, Inc. (the “Company”) was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David & Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc. On June 17, 2008, the stockholders of Synthetic Blood International approved the Agreement and Plan of Merger dated April 28, 2008, between Synthetic Blood International and Oxygen Biotherapeutics, Inc., a Delaware corporation. Oxygen Biotherapeutics was formed on April 17, 2008, by Synthetic Blood International to participate in the merger for the purpose of changing the state of domicile of Synthetic Blood International from New Jersey to Delaware. Certificates of Merger were filed with the states of New Jersey and Delaware, and the merger was effective June 30, 2008. Under the Plan of Merger, Oxygen Biotherapeutics was the surviving corporation and each share of Synthetic Blood International common stock outstanding on June 30, 2008 was converted to one share of Oxygen Biotherapeutics common stock. On September 19, 2014, the Company changed its name to Tenax Therapeutics, Inc.

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

Going Concern

Management believes the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $227,801,743 and $213,499,285 at December 31, 2018 and 2017, respectively, and used cash in operations of $5,499,461 and $12,140,517 during the years ended December 31, 2018 and 2017, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying December 31, 2018 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE B—SUMMARY OF CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Cash Concentration Risk

The Federal Deposit Insurance Corporation (the “FDIC”) insurance limits are $250,000 per depositor per insured bank. The Company had cash balances of $11,876,765 and $849,851 uninsured by the FDIC as of December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

The Company has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. The Company had total current assets of $13,320,240 and $8,062,893 and working capital of $11,754,571 and $7,054,053 as of December 31, 2018 and 2017, respectively.

Cash resources, including the fair value of the Company’s available for sale marketable securities as of December 31, 2018 were approximately $12.9 million, compared to approximately $9.5 million as of December 31, 2017.

The Company expects to continue to incur expenses related to development of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates. Based on its resources at December 31, 2018, the Company believes that it has sufficient capital to fund its planned operations through the first quarter of calendar year 2020. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible promissory note instruments and other convertible equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”) to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

Maintenance and repairs are charged to expense as incurred, and improvements to leased facilities and equipment are capitalized.

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

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Standards Codification, or ASC, 718 Compensation — Stock Compensation, which provides for the use of the fair value-based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of equity securities are determined by management based predominantly on the trading price of its common stock. The values of these awards are based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the reward.

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

The following outstanding options, restricted stock grants, convertible preferred shares and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	Year ended December 31,
	2018	2017
Warrants to purchase common stock	10,690,718	120,773
Convertible preferred shares outstanding	2,854,593	-
Options to purchase common stock	241,735	188,744
Restricted stock grants	19,914	-

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

As of January 1, 2018, the Company early adopted this accounting standard, which revised the guidance for its outstanding instruments with down round provisions. As such the Company treats outstanding warrants as free-standing equity linked instruments that will be recorded to equity in the Consolidated Balance Sheet. Early adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements and related disclosures. See below for further discussion.

In August 2016, the FASB issued an accounting standard that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows where diversity in practice exists. The standard is effective in the Company’s first quarter of fiscal 2018. The adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.

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

The Company adopted this standard on January 1, 2018 and the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.

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

The Company will adopt and implement this standard on January 1, 2019, using the required modified-retrospective approach as of the effective date. The Company will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows it to carryforward the historical lease classification. The Company will make an accounting policy election to account for leases with an initial term of 12 months or less similar to existing guidance for operating leases today. The Company will recognize those lease payments in the Consolidated Statements of Operations and Comprehensive Loss on a straight-line basis over the lease term. The Company is substantially complete with its implementation to the new leasing standard and believes that the transition will not have a material impact on its consolidated balance sheet. As disclosed in Note E – Commitments and Contingencies, the Company has approximately $300,000 in future minimum lease commitments as of the year ended December 31, 2018. Upon adoption, the Company’s lease liability will generally be based on the present value of such payments and the related right-of-use asset will generally be based on the lease liability.

The Company estimates that adoption of the standard will result in the recognition of right-of-use lease assets and related liabilities of approximately $275,000. The Company does not believe that adoption of the standard will materially affect consolidated net loss.

Fair Value

The Company determines the fair value of its financial assets and liabilities in accordance with the FASB ASC 820 Fair Value Measurements. The Company’s balance sheet includes the following financial instruments: cash and cash equivalents, investments in marketable securities and warrant liabilities. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments.

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

The Company recognized a loss of $10,439 and a gain of $422 for the years ended December 31, 2018 and 2017, respectively.

Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At December 31, 2018, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments is classified as Level 2 in the fair value hierarchy as defined in GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	December 31, 2018
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$118,719	$379	$333	$-	$119,431
Corporate debt securities	373,201	1,818	293	(110)	375,202
Total investments	$491,920	$2,197	$626	$(110)	$494,633

The following table summarizes the scheduled maturity for the Company’s investments at December 31, 2018 and 2017, respectively:

	December 31, 2018	December 31, 2017
Maturing in one year or less	$494,633	$6,122,400
Maturing after one year through three years	-	1,809,428
Total investments	$494,633	$7,931,828

Warrant liability

On July 23, 2013, the Company issued common stock warrants in connection with the issuance of Series C 8% Preferred Stock (the “Series C Warrants”). As part of the offering, the Company issued 137,668 Series C Warrants at an exercise price of $52.00 per share and contractual term of six years. On November 11, 2013, the Company satisfied certain contractual obligations pursuant to the Series C offering which caused certain “down-round” price protection clauses in the outstanding warrants to become effective on that date. In accordance with ASC 815-40-35-9, the Company reclassified these warrants as a current liability and recorded a warrant liability of $1,380,883, which represents the fair market value of the warrants at that date. The initial fair value recorded as warrants within stockholders’ equity of $233,036 was reversed and the subsequent changes in fair value are recorded as a component of other expense.

Financial assets or liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Series C Warrants are measured using the Monte Carlo valuation model which is based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions.  The assumptions used in calculating the estimated fair value of the Series C Warrants represent the Company’s best estimates; however, these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and different assumptions are used, the warrant liabilities and the change in estimated fair value of the Series C Warrants could be materially different.

Inherent in the Monte Carlo valuation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield.  The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the Series C Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Series C Warrants.  The expected life of the Series C Warrants is assumed to be equivalent to their remaining contractual term.  The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

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

The other assumptions used by the Company are summarized in the following table for the Series C Warrants that were outstanding as of December 31, 2017:

Series C Warrants	December 31, 2017
Closing stock price	$9.80
Expected dividend rate	0%
Expected stock price volatility	81.26%
Risk-free interest rate	1.83%
Expected life (years)	1.56

As of January 1, 2018, the Company early adopted ASU 2017-11, which revised the guidance for instruments with down round provisions. As such the Company treats outstanding warrants as free-standing equity linked instruments that will be recorded to equity in the Consolidated Balance Sheet.

In accordance with the guidance presented in ASU 2017-11, the fair value of the derivative liability balance as of December 31, 2017 of $33,673 was reclassified by means of a cumulative-effect adjustment to equity as of January 1, 2018.

The table below illustrates the impact of the adoption of ASU 2017-11 on equity:

	Preferred stock	Common stock	Additional paid in capital	Accumulated other comprensive loss / gain	Accumulated deficit	Totoal stockholder's deficit
Balance - December 31, 2017	$-	$141	$222,397,198	$(16,193)	$(213,499,285)	$8,881,861

Balance - December 31, 2018 before effect of ASU 2017-11	285	379	239,380,012	516	(227,643,334)	11,737,858
Effect of ASU 2017-11	-	-	192,082	-	(158,409)	33,673
Balance - December 31, 2018	$285	$379	$239,572,094	$516	$(227,801,743)	$11,771,531

As of December 31, 2018, 12,035 Series C Warrants were outstanding.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017:

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2018	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$12,367,321	$12,367,321	$-	$-
Marketable securities	$494,633	$-	$494,633	$-

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2017	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$1,604,810	$1,604,810	$-	$-
Marketable securities	$6,122,400	$-	$6,122,400	$-

Long-term Assets
Marketable securities	$1,809,428	$-	$1,809,428	$-

Current Liabilities
Warrant liabilities	$33,673	$-	$-	$33,673

There were no significant transfers between levels during the year ended December 31, 2018.

NOTE C—BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment consist of the following:

	December 31, 2018	December 31, 2017
Laboratory equipment	$354,861	$354,861
Computer equipment and software	96,593	88,998
Office furniture and fixtures	130,192	130,192
	581,646	574,051
Less: Accumulated depreciation	(573,121)	(564,106)
	$8,525	$9,945

Depreciation and amortization expense were $9,015 and $13,621 for the years ended December 31, 2018 and 2017, respectively.

Accrued liabilities

Accrued liabilities consist of the following:

	December 31, 2018	December 31, 2017
Operating costs	$244,456	$39,252
Employee related	571,399	324,054
	$815,855	$363,306

NOTE D—STOCKHOLDERS’ EQUITY

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

Series A Stock

 On December 11, 2018, the Company closed its underwritten offering of 5,181,346 units for net proceeds of approximately $9 million. Each unit consists of (a) one share of the Company’s Series A convertible preferred stock, par value $0.0001 per share (the “Series A Stock”), (b) a two-year warrant to purchase one share of common stock at an exercise price of $1.93 (the “Series 1 Warrants”), and (c) a five-year warrant to purchase one share of common stock at an exercise price of $1.93 (the “Series 2 Warrants”).  In accordance with ASC 480, the estimated fair-value of $1,800,016 for the beneficial conversion feature was recognized as a deemed dividend on the Series A Stock during the year ended December 31, 2018.

The table below sets forth a summary of the designation, powers, preferences and rights of the Series A Stock.

Conversion
Subject to the ownership limitations described below, the Series A Stock is convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion ratio determined by dividing the stated value of the Series A Stock by a conversion price of $1.93 per share. The conversion price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.

Until such time that 85% of the aggregate number of shares of Series A Stock issued to all holders on the original issue date have been converted to common stock, the Series A Stock has full ratchet price-based anti-dilution protection, subject to customary carve-outs, in the event of a down-round financing at a price per share below the conversion price of the Series A Stock. If during any 30 consecutive trading days (a “Measurement Period”) the volume weighted average price of the Company’s common stock exceeds 300% of the then-effective conversion price of the Series A Stock and the daily dollar trading volume for each trading day during such period exceeds $175,000, the anti-dilution protection in the Series A Stock will expire and cease to apply. Additionally, subject to certain exceptions, at any time after the issuance of the Series A Stock, and subject to the beneficial ownership limitations described below, the Company has the right to cause each holder of the Series A Stock to convert all or part of such holder’s Series A Stock in the event that (i) the volume weighted average price of the Company’s common stock for any Measurement Period exceeds 300% of the initial conversion price of the Series A Stock (subject to adjustment for forward and reverse stock splits, recapitalizations, stock dividends and similar transactions), (ii) the average daily trading volume for such Measurement Period exceeds $175,000 per trading day and (iii) the holder is not in possession of any information that constitutes or might constitute, material non-public information which was provided by the Company.

The Company will not affect any conversion of the Series A Stock, nor shall a holder convert its shares of Series A Stock, to the extent that such conversion would cause the holder to have acquired, through conversion of the Series A Stock or otherwise, beneficial ownership of a number shares of common stock in excess of 4.99% (or, at the election of the holder prior to the issuance of any shares of Series A Stock, 9.99%) of the common stock outstanding after giving effect to such exercise.

Dividends
In the event the Company pays dividends on its shares of common stock, the holders of the Series A Stock will be entitled to receive dividends on shares of Series A Stock equal, on an as-if-converted basis, to and in the same form as paid on the common stock. No other dividends will be paid on the shares of Series A Stock.

Liquidation
Upon any liquidation, dissolution or winding up of the Company after payment or provision for payment of debts and other liabilities of the Company, the holders of Series A Stock shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount equal to the amount that a holder of common stock would receive if the Series A Stock were fully converted to common stock, which amounts will be paid pari passu with all holders of common stock.

Voting rights
Shares of Series A Stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Series A Stock will be required to amend the terms of the Series A Stock or to take other action that adversely affects the rights of the holders of Series A Stock.

During the year ended December 31, 2018, 2,326,753 shares of Series A Stock were converted into 2,326,753 shares of common stock. As of December 31, 2018, there were 2,854,593 shares of Series A Stock outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of December 31, 2018, and December 31, 2017 there were 3,792,249 and 1,411,840 shares of common stock issued and outstanding, respectively.

Warrants

Series 1 Warrants

As part of the offering of Series A Stock, the Company issued 5,181,346 Series 1 Warrants at an exercise price of $1.93 per share and contractual term of two years. In accordance with ASC 480, these warrants are classified as equity and their relative fair-value of $2,621,810 was recognized as a deemed dividend on the Series A Stock during the year ended December 31, 2018. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

Series 2 Warrants

As part of the offering of Series A Stock, the Company issued 5,181,346 Series 2 Warrants at an exercise price of $1.93 per share and contractual term of five years. In accordance with ASC 480, these warrants are classified as equity and their relative fair-value of $2,908,778 was recognized as a deemed dividend on the Series A Stock during the year ended December 31, 2018. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

Warrants Issued for Services

In connection with the offering of Series A Stock described above, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Underwriter”) pursuant to which, on December 7, 2018, the Company issued to the Underwriter a warrant to purchase 207,253 shares of common stock at an exercise price of $2.4125 per share and contractual term of five years. In accordance with ASC 815, this warrant is classified as equity and its relative fair-value of $183,433 was recognized as additional paid in capital during the year ended December 31, 2018. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

On November 11, 2014, the Company issued common stock warrants in connection with the execution of a service agreement for investor relations and corporate communications. As part of the compensation under the agreement, the Company issued up to 8,750 warrants at an exercise price of $80.00 per share and contractual term of five years. The warrants were initially exercisable for 1,250 shares of common stock, and the number of shares of common stock exercisable under these warrants would be automatically increased by 2,500 upon the first occurrence of market price goals of $120.00, $160.00 and $200.00, respectively, during the 18-month period beginning on the effective date. Effective May 11, 2016, the additional 7,500 warrants were no longer exercisable as none of the market price goals were achieved. In accordance with ASC 815, these warrants are classified as equity and their estimated fair-value of $478,115 was recorded as an operating expense in the consolidated statement of operations and as additional paid in capital during the fiscal year ended April 30, 2015. The estimated fair value was determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. As of December 31, 2018, 1,250 of these warrants are outstanding.

Series D Warrants

On August 22, 2013, the Company closed its private placement of an aggregate of $4.6 million shares of the Company’s Series D Stock to OXBT Fund.  In connection with the purchase of shares of Series D Stock, OXBT Fund received the Series D Warrant to purchase 117,949 shares of common stock at an exercise price equal to $52.00 and contractual term of six years. In accordance with ASC 815, these warrants are classified as equity and their relative fair-value of $1,531,167 was recognized as a deemed dividend on the Series D Stock during the prior fiscal year ended April 30, 2014. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

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

The Series D Warrant was issued and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.  Accordingly, OXBT Fund may exercise the Series D Warrant and sell the Series D Stock and underlying shares only pursuant to an effective registration statement under the Securities Act covering the resale of those securities, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act.

As of December 31, 2018, 107,488 Series D Warrants are outstanding.

Series C Warrants

On July 23, 2013, as part of the offering of Series C Stock, the Company issued 137,668 Series C Warrants at an exercise price of $52.00 per share and contractual term of six years. In accordance with ASC 815, these warrants are classified as equity and their relative fair-value of $1,867,991 was recognized as a deemed dividend on the Series C Stock during the prior fiscal year ended April 30, 2014. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

As of December 31, 2018, 12,035 Series C Warrants are outstanding.

In accordance with ASC 815-40-35-8, the Company reassessed the classification of the remaining Series C Warrants. On November 11, 2013, the Company satisfied certain contractual obligations pursuant to the Series C offering which caused certain “down-round” price protection clauses in the outstanding warrants to become effective on that date. In accordance with ASC 815-40-35-9, on November 11, 2013, the Company reclassified these warrants as a current liability and recorded a warrant liability of $1,082,941 which represented the fair market value of the warrants at that date. The initial fair value recorded as warrants within stockholders’ equity of $233,036 was reversed and the change in fair value was recorded as a component of other expense.

As of January 1, 2018, the Company early adopted ASU 2017-11, which revised the guidance for instruments with down round provisions. As such the Company treats outstanding warrants as free-standing equity linked instruments that will be recorded to equity in the Consolidated Balance Sheet.

In accordance with the guidance presented in the ASU, the fair value of the derivative liability balance as of December 31, 2017 of $33,673 was reclassified by means of a cumulative-effect adjustment to equity as of January 1, 2018. See Note B above for further discussion.

As of December 31, 2018, the Company has 10,690,718 warrants outstanding. During the years ended December 31, 2018 and 2017, no warrants were exercised.

The following table summarizes the Company’s warrant activity for the year ended December 31, 2018 and December 31, 2017:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2016	120,794	$52.71
Issued	-	-
Exercised	-	-
Forfeited	(21)	2,460.00
Outstanding at December 31, 2017	120,773	$52.29
Issued	10,569,945	1.94
Exercised	-	-
Forfeited	-	-
Outstanding at December 31, 2018	10,690,718	$2.45

Stock Options

The following table summarizes all options outstanding as of December 31, 2018:

	Options Outstanding at December 31, 2018		Options Exercisable and Vested at December 31, 2018
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price
$6.10 to $11.20	66,000	9.2	5,500	$10.87
$41.40 to $96.40	40,251	5.3	30,503	$60.94
$113.00 to $860.00	135,413	1.3	68,423	$114.68
$1,012.00 to $2,580.00	71	1.1	71	$1,798.59
	241,735	4.4	104,497	$94.67

The following table summarizes options outstanding that have vested and are expected to vest based on options outstanding as of December 31, 2018:

	Number of Option Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life (Years)
Vested	104,497	$94.67	$-	3.3
Vested and expected to vest	226,640	$76.56	$-	4.4

(1)
Amount represents the difference between the exercise price and $1.21, the closing price of Tenax Therapeutics’ stock on December 31, 2018, as reported on the Nasdaq Capital Market, for all in-the-money options outstanding.

2016 Stock Incentive Plan

In June 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”).  Under the 2016 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. On June 16, 2016, the Company’s stockholders approved the 2016 Plan and authorized for issuance under the 2016 Plan a total of 150,000 shares of common stock. As of December 31, 2018, the Company had 100,000 shares of common stock available for grant under the 2016 Plan.

The following table summarizes the shares available for grant under the Plan for the years ended December 31, 2018:

Shares Available for Grant
Balances, at December 31, 2017	150,000
Options granted	(50,000)
Balances, at December 31, 2018	100,000

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

The following table summarizes the outstanding stock options under the 2016 Plan for the year ended December 31, 2018:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances at December 31, 2017	-	$-
Options granted	50,000	$6.10
Options cancelled	-	$-
Balances at December 31, 2018	50,000	$6.10	$-(1)

(1)
Amount represents the difference between the exercise price and $1.21, the closing price of Tenax Therapeutics’ stock on December 31, 2018, as reported on the Nasdaq Capital Market, for all in-the-money options outstanding.

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company used the following assumptions to estimate the fair value of options granted under the 2016 Plan for the years ended December 31, 2018 and 2017:

	For the year ended December 31,
	2018	2017
Risk-free interest rate (weighted average)	2.85%	0.00%
Expected volatility (weighted average)	102.37%	0.00%
Expected term (in years)	7	0
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.
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

Forfeitures
As stock-based compensation expense recognized in the statement of operations for the years ended December 31, 2018 and 2017 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2018 was $5.20.

The Company recorded compensation expense for these stock options grants of $89,194 and $0 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, there were unrecognized compensation costs of approximately $156,000 related to non-vested stock option awards under the 2016 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.92 years.

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “1999 Plan”). Under the 1999 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company could grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. On March 13, 2014, the Company’s stockholders approved an amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 200,000 shares, up from 15,000 previously authorized. On September 15, 2015, the Company’s stockholders approved an additional amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 250,000 shares, up from 200,000 previously authorized. The 1999 Plan expired on June 17, 2018 and no new grants may be made under that plan after that date. However, unexpired awards granted under the 1999 Plan remain outstanding and subject to the terms of the 1999 Plan.

1999 Plan Stock Options

Stock options granted under the 1999 Plan may be ISOs or NSOs. ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the 1999 Plan may be granted with a term of up to ten years and at prices no less than fair market value for ISOs and no less than 85% of the fair market value for NSOs. Stock options granted generally vest over one to three years.

The following table summarizes the outstanding stock options under the 1999 Plan for the years ended December 31, 2018 and 2017:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances at December 31, 2016	236,706	$99.74
Options granted	13,000	$11.06
Options cancelled	(60,962)	$94.75
Balances at December 31, 2017	188,744	$95.24
Options granted	3,000	$6.23
Options cancelled	(9)	$2,760.00
Balances at December 31, 2018	191,735	$93.72	$-(1)

(1)
Amount represents the difference between the exercise price and $1.21, the closing price of Tenax Therapeutics’ stock on December 31, 2018, as reported on the Nasdaq Capital Market, for all in-the-money options outstanding.

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company used the following assumptions to estimate the fair value of options granted under the 1999 Plan for the years ended December 31, 2018 and 2017:

	For the year ended December 31,
	2018	2017
Risk-free interest rate (weighted average)	2.91%	2.19%
Expected volatility (weighted average)	102.63%	99.59%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.
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
Forfeitures
As stock-based compensation expense recognized in the statement of operations for the years ended December 31, 2018 and 2017 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2018 and 2017 was $5.19 and $8.66, respectively.

The Company recorded compensation expense for these stock options grants of $227,066 and $498,491 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, there were unrecognized compensation costs of approximately $145,000 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.2 years. Additionally, there were unrecognized compensation costs of approximately $5.9 million related to non-vested stock option awards subject to performance-based vesting milestones with a weighted average remaining life of 1.3 years. As of December 31, 2018, none of these milestones have been achieved.

Restricted Stock Grants

The following table summarizes the outstanding restricted stock under the 1999 Plan for the years ended December 31, 2018 and 2017:

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at December 31, 2016	12	$54.40
Restricted stock granted	10,691	$13.60
Restricted stock vested	(5,838)	$13.60
Restricted stock cancelled	(4,865)	$13.60
Balances, at December 31, 2017	-	$-
Restricted stock granted	85,900	$5.82
Restricted stock vested	(37,420)	$5.69
Restricted stock cancelled	(28,566)	$5.66
Balances, at December 31, 2018	19,914	$6.29

The Company recorded compensation expense for these restricted stock grants of $250,009 and $560 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, there were no unrecognized compensation costs related to the non-vested restricted stock grants that will be recognized on a straight-line basis over the remaining vesting period.

NOTE E—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its office space under an operating lease that includes fixed annual increases and expires in June 2021. Total rent expense was $115,220 and $112,431 for the years ended December 31, 2018 and 2017, respectively.

The future minimum payments for the long-term, non-cancelable lease are as follows:

Year ending December 31,
2019	118,117
2020	121,084
2021	61,803
$301,004

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

Orion’s ongoing role under the License includes sublicense approval, serving as the sole source of manufacture, holding a first right to enforce intellectual property rights in the United States and Canada (the “Territory”), and certain regulatory participation rights.  Additionally, the Company must grant back to Orion a broad non-exclusive license to any patents or clinical trial data related to the Product developed by the Company under the License.  The License has a 15-year term, provided, however, that the License will continue after the end of the 15-year term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country.

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

As of December 31, 2018, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

Litigation

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s consolidated financial statements.

NOTE F—401(k) BENEFIT PLAN

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

For the years ended December 31, 2018 and 2017, the Company recorded $63,647 and $74,990 for matching contributions expense, respectively.

NOTE G—INCOME TAXES

The Company has not recorded any income tax expense or benefit for the years ended December 31, 2018 and 2017 due to its history of net operating losses.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 21% and 34% for the periods ended December 31, 2018 and December 31, 2017 is as follows:

	December 31,
	2018	2017
U.S. federal tax benefit at statutory rate	$(2,970,250)	$(3,005,491)
State income tax benefit, net of federal benefit	(246,376)	(346,057)
Stock compensation	68,249	169,312
Interest	1,667,118	-
Other nondeductible, including goodwill impairment	1,257	(71,044)
Change in state tax rate	45,864	(426,159)
Change in the federal tax rate	-	17,474,188
Federal and state net operating loss adjustments	451,652	774,875
Other, including effect of tax rate brackets	(31,810)	(265,181)
Change in valuation allowance	1,014,296	(14,304,443)
	$-	$-

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31,
Deferred Tax Assets	2018	2017
Net operating loss carryforwards	$33,283,250	$32,239,768
Accruals and other	509,069	567,090
Capital loss carryforwards	16,708	16,466
Valuation allowance	(33,796,295)	(32,781,999)
Net deferred tax assets	12,732	41,325
Deferred Tax Liabilities
Other liabilities	(12,732)	(41,325)
Net Deferred Tax Liabilities	$-	$-

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time that it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced. The net increase in the valuation allowance during 2018 was approximately $1.0 million.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law, which reduced the federal corporate income tax rate to 21% for tax years beginning after December 31, 2017. As a result of the new enacted tax rate, the Company adjusted its deferred tax assets as of December 31, 2017, by applying the new 21% rate, which resulted in a decrease to the net deferred tax asset of approximately $17.5 million.

The SEC staff issued SAB 118 which will allow the Company to record provisional amounts related to accounting for the tax legislation during a measurement period which is similar to the measurement period used when accounting for business combinations. The measurement period has ended and the Company's accounting related to the 2017 Tax Cuts and Jobs Act is complete. The Company did not make any measurement-period adjustments related to the provisional items recorded as of December 31, 2017 but will continue to assess the impact of the Tax Reform Act on its business and consolidated financial statements as additional guidance or interpretations are released.

As of December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $137.9 million and $109.4 million available to offset future federal and state taxable income, respectively. Federal net operating losses of $131.4 million begin to expire in 2019, while the remaining $6.5 million carryforward indefinitely. State net operating losses begin to expire in 2024.

Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of the net operating losses before utilization.

Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain income tax positions at December 31, 2018.

The Company files U.S. and state income tax returns with varying statutes of limitations. The tax years 1999 and forward remain open to examination due to the carryover of unused net operating losses or tax credits.

NOTE H—SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2018, an additional 2,299,990 shares of Series A Stock were converted into 2,299,990 shares of common stock. As of March 28, 2019, there were 554,603 shares of Series A Stock outstanding, which represents approximately 11% of the aggregate number of shares of Series A Stock issued to all holders on the original issue date.

In accordance with the Series A Stock Certificate of Designations, following the conversion of 85% of the aggregate number of shares of Series A Stock issued to all holders on the original issue date, the full ratchet price-based anti-dilution protection in the event of a down-round financing at a price per share below the conversion price of the Series A Stock is no longer in effect for the remaining shares. See Note D above for additional discussion.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

From time to time, we may review and make changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal control over financial reporting and which do not have a material effect on our overall internal control over financial reporting. During the three months ended December 31, 2018, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 2013 Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

ITEM 9B—OTHER INFORMATION

There is no information to report under this item for the quarter ended December 31, 2018.

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2018.

ITEM 11— EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2018.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2018.

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2018.

ITEM 14— PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2018.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1) The Consolidated Financial Statements and information listed below are included in this report in Part II, Item 8.

–
Report of Independent Registered Public Accounting Firm.
–
Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017.
–
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018 and 2017.
–
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017.
–
Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017.
–
Notes to the Consolidated Financial Statements.

(A)(2) No schedules have been included because they are not applicable, or the required information is shown in our Consolidated Financial Statements or our notes thereto.

(A)(3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Exhibits Required by Item 601 of Regulation S-K
2.1
Agreement and Plan of Merger between Synthetic Blood International, Inc. and Oxygen Biotherapeutics, Inc. dated April 28, 2008 (incorporated herein by reference to Exhibit 2.01 to our current report on Form 8-K filed with the SEC on June 30, 2008)

2.2
Asset Purchase Agreement by and between Oxygen Biotherapeutics, Inc., Life Newco, Inc., Phyxius Pharma, Inc., and the stockholders of Phyxius Pharma, Inc. dated October 21, 2013 (incorporated herein by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on October 25, 2013)

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.01 to our current report on Form 8-K filed with the SEC on June 30, 2008)

3.2	Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on November 13, 2009)

3.3	Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on May 15, 2013)

3.4	Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 to our quarterly report on Form 10-Q filed with the SEC on December 15, 2014)

3.5	Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on February 23, 2018)

3.6	Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on December 11, 2018)

3.7	Third Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to our quarterly report on Form 10-Q filed with the SEC on September 9, 2015)

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our annual report on Form 10-K filed with the SEC on July 23, 2010)

10.1
Agreement with Leland C. Clark, Jr., Ph.D. dated November 20, 1992 with amendments, Assignment of Intellectual Property/ Employment (incorporated herein by reference to Exhibit 10.1 to our annual report on Form 10-K filed with the SEC on August 13, 2004)

10.2
Agreement between the Registrant and Keith R. Watson, Ph.D. Assignment of Invention (incorporated herein by reference to Exhibit 10.2 to our annual report on Form 10-K filed with the SEC on August 13, 2004)

10.3
Children’s Hospital Research Foundation License Agreement dated February 28, 2001 (incorporated herein by reference to Exhibit 10.3 to our annual report on Form 10-K filed with the SEC on August 13, 2004)

10.4	1999 Amended Stock Plan (as amended and restated in 2008) (incorporated herein by reference to Exhibit 10.15 to our annual report on Form 10-K with the SEC on August 13, 2008) +

10.5	Amendment No. 1 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan (incorporated herein by reference to Exhibit 10.19 to our annual report on Form 10-K filed with the SEC on July 29, 2014) +

10.16	Amendment No. 2 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan (incorporated herein by reference to Exhibit 10.20 to our annual report on Form 10-K filed with the SEC on July 29, 2014) +

10.7	Form of Option issued to Executive Officers and Directors (incorporated herein by reference to Exhibit 10.5 to our annual report on Form 10-K filed with the SEC on August 13, 2004) +

10.8	Form of Option issued to Employees (incorporated herein by reference to Exhibit 10.6 to our annual report on Form 10-K filed with the SEC on August 13, 2004) +

10.9	Form of Option Agreement with Form of Notice of Grant (incorporated herein by reference to Exhibit 10.9 to our annual report on Form 10-K filed with the SEC on March 16, 2017) +

10.10	Restricted Stock Award Agreement ((incorporated herein by reference to Exhibit 10.9 to our quarterly report on Form 10-Q filed with the SEC on December 15, 2011) +

10.11	2016 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on August 9, 2016) +

10.12
Form of Option issued to Non-Employee Directors under 2016 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed with the SEC on August 14, 2018) +

10.13
Form of Option issued to Employees and Contractors under 2016 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to our quarterly report on Form 10-Q filed with the SEC on August 14, 2018) +

10.14	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to our quarterly report on Form 10-Q filed with the SEC on August 14, 2018) +

10.15	Employment Agreement with John Kelley dated November 13, 2013 (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on November 19, 2013) +

10.16	First Amendment to Employment Agreement with John Kelley dated June 18, 2015 (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 19, 2015) +

10.17
Separation and General Release Agreement dated April 7, 2017 between Tenax Therapeutics, Inc. and John Kelley (incorporated herein by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on August 9, 2017) +

10.18
Second Amended and Restated Employment Agreement with Michael Jebsen dated November 13, 2013 (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on November 19, 2013) +

10.19
First Amendment to Second Amended and Restated Employment Agreement with Michael Jebsen dated June 18, 2015 (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on June 19, 2015) +

10.20	Employment Agreement with Anthony DiTonno dated June 1, 2018 (incorporated herein by reference to Exhibit 10.36 to our annual report on Form 10-K filed with the SEC on July 15, 2011) +

10.21	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.36 to our annual report on Form 10-K filed with the SEC on July 15, 2011) +

10.22
Description of Non-Employee Director Compensation, effective June 15, 2015 (incorporated herein by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on September 9, 2015) +

10.23	Amendment—Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 10.6 to our quarterly report on Form 10-Q filed with the SEC on March 19, 2010)

10.24	Lease Agreement for North Carolina corporate office (incorporated herein by reference to Exhibit 10.6 to our quarterly report on Form 10-Q filed with the SEC on March 21, 2011)

10.25	First Amendment to Lease Agreement for North Carolina corporate office (incorporated herein by reference to Exhibit 10.74 to our transition report on Form 10-KT filed with the SEC on March 14, 2016)

10.26	Task Order between the Company and NextPharma, dated November 15, 2011 (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on November 16, 2011)

10.27	Fluoromed Supply Agreement (incorporated herein by reference to Exhibit 10.62 to our annual report on Form 10-K filed with the SEC on July 25, 2012)

10.28
License and Supply Agreement dated February 5, 2013, between Oxygen Biotherapeutics, Inc. and Valor SA (incorporated herein by reference to Exhibit 10.60 to our annual report on Form 10-K filed with the SEC on July 29, 2014)

10.29	Form of Warrant for Series C 8% Convertible Preferred Stock Offering (incorporated herein by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on July 25, 2013)

10.30	Warrant for Series D 8% Convertible Preferred Stock Offering (incorporated herein by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on August 26, 2013)

10.31
License Agreement dated September 20, 2013 by and between Phyxius Pharma, Inc. and Orion Corporation (incorporated herein by reference to Exhibit 10.3 to our quarterly report on Form 10-Q filed with the SEC on March 17, 2014)**

10.32	Amendment to Common Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.4 to our quarterly report on Form 10-Q filed with the SEC on March 17, 2014)

10.33
Sales Agreement dated as of February 23, 2015, between Tenax Therapeutics, Inc. and Cowen and Company, LLC (incorporated herein by reference to Exhibit 10.72 to our annual report on Form 10-K filed with the SEC on July 14, 2015)

10.34	Representative’s Warrant to Purchase Shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on December 11, 2018)

10.35	Form of Warrant to Purchase Shares of Common Stock (incorporated herein by reference to Exhibit 4.3 to our current report on Form 8-K filed with the SEC on December 11, 2018)

10.36	Warrant Agency Agreement (incorporated herein by reference to Exhibit 4.4 to our current report on Form 8-K filed with the SEC on December 11, 2018)

21.1	Subsidiaries of Tenax Therapeutics, Inc. (incorporated herein by reference to Exhibit 21.1 to our annual report on Form 10-K filed with the SEC on July 14, 2015)

23.1	Consent of Independent Registered Public Accounting Firm*

24.1	Power of Attorney (contained on signature page)*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________________
* Filed herewith.
** Asterisks located within the exhibit denote information which has been redacted pursuant to a request for confidential treatment filed with the SEC.
+ Management contract or compensatory plan or arrangement.

ITEM 16—FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENAX THERAPEUTICS, INC.

Date: April 1, 2019	By:	/s/ Michael B. Jebsen
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

Name	Title	Date

/s/ Anthony DiTonno Anthony DiTonno	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2019

/s/ Michael B. Jebsen Michael B. Jebsen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2019

/s/ Ronald R. Blanck Ronald R. Blanck, DO	Director	April 1, 2019

/s/ Gregory Pepin Gregory Pepin	Director	April 1, 2019

/s/ James Mitchum James Mitchum	Director	April 1, 2019

/s/ Chris A. Rallis Chris A. Rallis	Director	April 1, 2019

/s/ Gerald Proehl Gerald Proehl	Director	April 1, 2019