Form 10-Q
period 2019-06-30
TENAX THERAPEUTICS, INC.
filed 2019-08-14
CIK 34956

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

As of August 9, 2019, the registrant had outstanding 6,741,860 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,407,232	$12,367,321
Marketable securities	502,132	494,633
Prepaid expenses	515,526	458,286
Total current assets	9,424,890	13,320,240
Right to use asset	221,578	-
Property and equipment, net	9,177	8,525
Other assets	8,435	8,435
Total assets	$9,664,080	$13,337,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$448,824	$749,814
Accrued liabilities	489,265	815,855
Total current liabilities	938,089	1,565,669
Lease liability	105,547	-
Total liabilities	1,043,636	1,565,669

Commitments and contingencies; see Note 5
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares; respectively, See Note 6
Series A Preferred stock, par value $.0001, issued 5,181,346 shares; outstanding 38,606 and 2,854,593, respectively	4	285
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 6,670,431 and 3,792,249, respectively	667	379
Additional paid-in capital	239,770,549	239,572,094
Accumulated other comprehensive gain	2,279	516
Accumulated deficit	(231,153,055)	(227,801,743)
Total stockholders’ equity	8,620,444	11,771,531
Total liabilities and stockholders' equity	$9,664,080	$13,337,200

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$1,170,405	$1,577,724	$2,349,415	$2,742,191
Research and development	649,254	311,151	1,132,020	369,738
Total operating expenses	1,819,659	1,888,875	3,481,435	3,111,929

Net operating loss	1,819,659	1,888,875	3,481,435	3,111,929

Other income	(58,122)	(21,311)	(102,453)	(51,399)
Net loss	$1,761,537	$1,867,564	$3,378,982	$3,060,530

Unrealized (gain) loss on marketable securities	(474)	(10,556)	(1,763)	302
Total comprehensive loss	$1,761,063	$1,857,008	$3,377,219	$3,060,832

Net loss per share, basic and diluted	$(0.28)	$(1.28)	$(0.60)	$(2.13)
Weighted average number of common shares outstanding, basic and diluted	6,385,381	1,453,676	5,640,367	1,438,356

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated other	Accumulated	Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	comprehensive gain (loss)	Accumulated deficit	stockholders' equity
Balance at December 31, 2017	-	$-	1,411,840	$141	$222,397,198	$(16,193)	$(213,499,285)	$8,881,861
Compensation on options and restricted stock issued			25,600	3	209,442			209,445
Common stock issued for services rendered			10,241	1	100,361			100,362
Fractional shares of common stock due to reverse stock split			5,995					-
Unrealized gain on marketable securities						(10,857)		(10,857)
Net loss							(1,192,967)	(1,192,967)
Balance at March 31, 2018	-	$-	1,453,676	$145	$222,707,001	$(27,050)	$(214,692,252)	$7,987,844
Compensation on options and restricted stock issued					93,078			93,078
Unrealized gain on marketable securities						10,555		10,555
Net loss							(1,867,563)	(1,867,563)
Balance at June 30, 2018	-	$-	1,453,676	$145	$222,800,079	$(16,495)	$(216,559,815)	$6,223,914

Balance at December 31, 2018	2,854,593	$285	3,792,249	$379	$239,572,094	$516	$(227,801,743)	$11,771,531
Compensation on options and restricted stock issued			12,195	1	60,294			60,295
Common stock issued for convertible preferred stock	(2,299,990)	(230)	2,299,990	230				-
Exercise of warrants			50,000	5	96,495			96,500
Adoption of ASC Topic 842: Leases							27,670	27,670
Unrealized gain on marketable securities						1,289		1,289
Net loss							(1,617,445)	(1,617,445)
Balance at March 31, 2019	554,603	$55	6,154,434	$615	$239,728,883	$1,805	$(229,391,518)	$10,339,840
Compensation on options and restricted stock issued					41,666			41,666
Common stock issued for convertible preferred stock	(515,997)	(51)	515,997	52				1
Unrealized gain on marketable securities						474		474
Net loss							(1,761,537)	(1,761,537)
Balance at June 30, 2019	38,606	$4	6,670,431	$667	$239,770,549	$2,279	$(231,153,055)	$8,620,444

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,378,982)	$(3,060,530)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,400	5,442
Amortization of right to use asset	50,132	-
Loss (gain) on disposal of property and equipment	522	-
Issuance and vesting of compensatory stock options and warrants	101,961	163,666
Issuance of common stock as compensation	-	263,861
Issuance of common stock for services rendered	-	100,362
Amortization of premium on marketable securities	(302)	79,878
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(57,240)	33,127
Accounts payable and accrued liabilities	(717,324)	(331,931)
Long term portion of lease liability	(48,747)	-
Net cash used in operating activities	(4,047,580)	(2,746,125)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(275,435)	-
Sale of marketable securities	270,000	5,050,000
Purchase of property and equipment	(3,574)	(5,807)
Net cash provided by investing activities	(9,009)	5,044,193

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of warrants	96,500	-
Net cash provided by financing activities	96,500	-

Net change in cash and cash equivalents	(3,960,089)	2,298,068
Cash and cash equivalents, beginning of period	12,367,321	1,604,810
Cash and cash equivalents, end of period	$8,407,232	$3,902,878

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at December 31, 2018 has been derived from the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2018. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) rules and regulations. Operating results for the three and six-month period ended June 30, 2019 are not necessarily indicative of results for the full year or any other future periods. As such, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2018.

Reclassifications

Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to current period presentation. The Company adjusted certain previously reported financial statements to reflect the adoption of ASU 2017-11 during the year ended December 31, 2018. The Company has determined the impact of the adjustment on its condensed consolidated financial statements for the six months ended June 30, 2019 not to be material.

Reverse Stock Split

The Company initiated a 1-for-20 reverse stock split effective February 23, 2018. All shares and per share amounts in these condensed consolidated financial statements and notes thereto have been retroactively adjusted to give effect to the reverse stock split.

Going Concern

Management believes the accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $231,153,055 at June 30, 2019 and $227,801,743 at December 31, 2018 and used cash in operations of $4,047,580 and $2,746,125 during the six months ended June 30, 2019 and 2018, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying June 30, 2019 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Liquidity and Management’s Plan

At June 30, 2019, the Company had cash and cash equivalents, including the fair value of its marketable securities, of approximately $8.9 million. The Company used $4.0 million of cash for operating activities during the six months ended June 30, 2019 and had stockholders’ equity of $8.6 million, versus $11.8 million at December 31, 2018.

The Company expects to continue to incur expenses related to development of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates. Based on its resources at June 30, 2019, the Company believes that it has sufficient capital to fund its planned operations through the first quarter of calendar year 2020. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

	Six months ended June 30,
	2019	2018

Warrants to purchase common stock	10,640,718	120,773
Options to purchase common stock	244,229	241,744
Convertible preferred shares outstanding	38,606	-
Restricted stock grants	-	39,828

Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in operating lease right-of-use assets, other current liabilities, and long-term lease liabilities in the Company’s consolidated balance sheet as of June 30, 2019. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses the incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. The Company’s leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that the Company will exercise any such option. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected to account for leases with an initial term of 12 months or less similar to previous guidance for operating leases, under which the Company will recognize those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.

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

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in other income in the condensed consolidated statements of comprehensive loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At June 30, 2019, the Company believes that the costs of its investments are recoverable in all material respects.

The following table summarizes the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments is classified as Level 2 in the fair value hierarchy as defined in GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	June 30, 2019
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$113,816	$278	$866	$(6)	$114,953
Corporate debt securities	383,554	2,209	1,415	-	387,179
Total investments	$497,370	$2,487	$2,281	$(6)	$502,132

The following table summarizes the scheduled maturity for the Company’s investments at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Maturing in one year or less	$502,132	$494,633
Maturing after one year through three years	-	-
Total investments	$502,132	$494,633

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

		Fair Value Measurements at Reporting Date Using
	Balance as of June 30, 2019	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$8,407,232	$8,407,232	$-	$-
Marketable securities	$502,132	$-	$502,132	$-

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2018	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$12,367,321	$12,367,321	$-	$-
Marketable securities	$494,633	$-	$494,633	$-

There were no significant transfers between levels in the six months ended June 30, 2019.

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment consist of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Office furniture and fixtures	$130,192	$130,192
Computer equipment and software	80,669	96,593
Laboratory equipment	-	354,861
	210,861	581,646
Less: Accumulated depreciation	(201,684)	(573,121)
	$9,177	$8,525

Depreciation expense was approximately $1,300 and $3,000 for the three months ended June 30, 2019 and 2018, and approximately $2,400 and $5,000 for the six months ended June 30, 2019 and 2018, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Operating costs	$281,222	$244,456
Lease liability	117,416	-
Employee related	90,627	571,399
	$489,265	$815,855

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

The balance sheet classification of our lease liabilities was as follows:

	June 30, 2019	December 31, 2018
Current portion included in accrued liabilities	$117,416	$-
Long term lease liability	105,547	-
	$222,963	$-

As of June 30, 2019, the maturities of our operating lease liabilities were as follows:

Year ending December 31,
2019	59,302
2020	121,084
2021	61,803

Total lease payments	$242,189
Less: Imputed interest	(19,226)
Operating lease liability	$222,963

Operating lease liabilities are based on the net present value of the remaining Lease payments over the remaining Lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the Lease commencement date. As of June 30, 2019, the remaining Lease term is 2 years and the discount rate used to determine the operating lease liability was 8.0%. For the six months ending June 30, 2019, the Company paid $62,610 in total lease expenses, including $3,794 for common area maintenance charges.

Simdax license agreement

On November 13, 2013, the Company acquired, through its wholly owned subsidiary, Life Newco, that certain License Agreement (the “License”), dated September 20, 2013 by and between Phyxius and Orion Corporation, a global healthcare company incorporated under the laws of Finland (“Orion”), and that certain Side Letter, dated October 15, 2013 by and between Phyxius and Orion. The License grants the Company an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimendan (the “Product”) in the United States and Canada (the “Territory”) from Orion.  Pursuant to the License, the Company must use Orion’s “Simdax®” trademark to commercialize the Product.  The License also grants to the Company a right of first refusal to commercialize new developments of the Product, including developments as to the formulation, presentation, means of delivery, route of administration, dosage or indication, i.e. line extension products.  Orion’s ongoing role under the License includes sublicense approval, serving as the sole source of manufacture, holding a first right to enforce intellectual property rights in the Territory, and certain regulatory participation rights.  Additionally, the Company must grant back to Orion a broad non-exclusive license to any patents or clinical trial data related to the Product developed by the Company under the License.  The License has a fifteen (15) year term, provided, however, that the License will continue after the end of the fifteen-year term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country.

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

In June 2019, Orion filed a request for arbitration against the Company seeking a declaration regarding the correct interpretation of the line extension provisions of the License and whether or not such provisions apply to the oral form of levosimendan recently developed by Orion.  Additionally, Orion requested the Company reimburse Orion for all legal fees associated with the arbitration. The Company recently submitted its response to the request for arbitration and rejected Orion’s position that the oral formation was not a line extension product under the License.

As of June 30, 2019, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

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

Series A Stock

On December 11, 2018, the Company closed its underwritten offering of 5,181,346 units for net proceeds of approximately $9 million. Each unit consists of (a) one share of the Company’s Series A convertible preferred stock, par value $0.0001 per share (the “Series A Stock”), (b) a two-year warrant to purchase one share of common stock at an exercise price of $1.93 (the “Series 1 Warrants”), and (c) a five-year warrant to purchase one share of common stock at an exercise price of $1.93 (the “Series 2 Warrants”). In accordance with ASC 480, the estimated fair value of $1,800,016 for the beneficial conversion feature was recognized as a deemed dividend on the Series A Stock during the year ended December 31, 2018.

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

During the six months ended June 30, 2019, an additional 2,815,987 shares of Series A Stock were converted into 2,815,987 shares of common stock. As of June 30, 2019, there were 38,606 shares of Series A Stock outstanding, which represents approximately 1% of the aggregate number of shares of Series A Stock issued to all holders on the original issue date.

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

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of June 30, 2019, there were 6,670,431 shares of common stock issued and outstanding.

Warrants

As of June 30, 2019, the Company has 10,640,718 warrants outstanding. The following table summarizes the Company’s warrant activity for the six months ended June 30, 2019.

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2018	10,690,718	$2.45
Exercised	(50,000)	1.93
Outstanding at June 30, 2019	10,640,718	$2.45

On March 14, 2019, the Company received $96,500 and issued 50,000 shares of common stock upon the exercise of its outstanding Series 1 Warrants.

2016 Stock Incentive Plan

In June 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”).  Under the 2016 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. On June 16, 2016, the Company’s stockholders approved the 2016 Plan and authorized for issuance under the 2016 Plan a total of 150,000 shares of common stock. On June 13, 2019, the Company’s stockholders approved an amendment to the 2016 Plan which increased the number of shares of common stock authorized for issuance under the 2016 Plan to a total of 750,000 shares, up from 150,000 previously authorized.

The following table summarizes the shares available for grant under the 2016 Plan for the six months ended June 30, 2019:

Shares Available for Grant
Balances, at December 31, 2018	100,000
Additional shares reserved	600,000
Options granted	(2,500)
Balances, at June 30, 2019	697,500

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

The following table summarizes the outstanding stock options under the 2016 Plan for the six months ended June 30, 2019:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2018	50,000	$6.10
Options granted	2,500	$1.72
Balances at June 30, 2019	52,500	$5.89

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock option grants of $16,008 and $29,731 for the three months ended June 30, 2019 and 2018, and $45,739 and $29,731 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, there were unrecognized compensation costs of approximately $108,622 related to non-vested stock option awards under the 2016 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.98 years.

The Company used the following assumptions to estimate the fair value of options granted under the 2016 Plan for the six months ended June 30, 2019 and 2018:

	For the six months ended June 30,
	2019	2018
Risk-free interest rate (weighted average)	2.39%	2.85%
Expected volatility (weighted average)	106.74%	102.37%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.

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

Forfeitures
Stock compensation expense recognized in the statements of operations for the six months ended June 30, 2019 and 2018 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

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

1999 Plan Stock Options

Stock options granted under the 1999 Plan may be either incentive stock options (“ISOs”), or nonqualified stock options (“NSOs”). ISOs could be granted only to employees. NSOs could be granted to employees, consultants and directors. Stock options under the 1999 Plan could be granted with a term of up to ten years and at prices no less than fair market value for ISOs and no less than 85% of the fair market value for NSOs. Stock options granted generally vest over one to six years.

The following table summarizes the outstanding stock options under the 1999 Plan for the six months ended June 30, 2019:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2018	191,735	$93.72
Options cancelled	(6)	$1,793.00
Balances at June 30, 2019	191,729	$93.67

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $25,658 and $63,347 for the three months ended June 30, 2019 and 2018, and $56,222 and $133,935 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, there were unrecognized compensation costs of approximately $81,445 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.06 years. Additionally, there were unrecognized compensation costs of approximately $5.9 million related to non-vested stock option awards subject to performance-based vesting milestones with a weighted average remaining life of 0.76 years. As of June 30, 2019, none of these milestones have been achieved.

Restricted Stock Grants

The following table summarizes the restricted stock activity under the 1999 Plan for the six months ended June 30, 2019.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at December 31, 2018	19,914	$6.29
Restricted stock vested	(12,195)	$6.28
Restricted stock cancelled	(7,719)	$6.27
Balances, at June 30, 2019	-	$-

The Company did not record compensation expense for these restricted stock grants for the six months ended June 30, 2019.

As of June 30, 2019, there was no unrecognized compensation costs related to the non-vested restricted stock grants.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, our relationship with Orion, our ability to raise capital and the sufficiency of our cash resources. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report on Form 10-K, and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Second Quarter 2019 Highlights

The following summarizes certain key financial measures for the three months ended June 30, 2019:

●
Cash and cash equivalents, including the fair-value of our marketable securities, were $8.9 million at June 30, 2019.
●
Our net loss from operations was $1.8 million for the second quarter of fiscal 2019 compared to $1.9 million for the three months ended June 30, 2018.
●
Net cash used in operating activities was $1.9 million and $1.2 million for the three months ended June 30, 2019 and 2018, respectively.

Opportunities and Trends

We initiated the Phase 2 trial for levosimendan and activated the initial site in the fourth quarter of 2018. The trial is a multi-center, double-blind placebo-controlled study and is currently being conducted in nine targeted major medical centers in North America.  The trial is enrolling pulmonary hypertension patients with heart failure and preserved ejection fractions. We enrolled our first patient on March 11, 2019, and we anticipate enrollment will continue through the end of 2019. As of August 9, 2019, we have enrolled six of the trial’s 36 patients.

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

Financial Overview

Results of Operations- Comparison of the Three Months Ended June 30, 2019 and 2018

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended June 30, 2019 and 2018, respectively, are as follows:

	Three months ended June 30,		Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Personnel costs	$632,342	$984,834	$(352,492)	(36)%
Legal and professional fees	324,611	418,402	(93,791)	(22)%
Other costs	172,952	139,545	33,407	24%
Facilities	40,500	34,943	5,557	16%

Personnel costs:

Personnel costs decreased approximately $352,000 for the three months ended June 30, 2019 compared to the same period in the prior year. This decrease was due primarily to a reduction of approximately $250,000 in bonuses paid in the prior year that were not incurred in the current period as well as a reduction of approximately $175,000 for the vested value of share based compensation in the current period as compared to the same period in the prior year, partially offset by an increase of approximately $73,000 in salaries and benefits paid due primarily to the salary of the CEO not incurred in the prior year.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, recruiting costs, consulting fees and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees decreased approximately $94,000 for the three months ended June 30, 2019 compared to the same period in the prior year. This decrease was due primarily to decreases in costs incurred for legal fees, consulting fees, and Board of Directors costs, partially offset by an increase in costs incurred for investor relations.

–
Accounting and legal fees decreased approximately $89,000 in the current period. This decrease was due primarily to the costs incurred for the filings associated with our proxy and annual report in the prior year that were not incurred in the current period.
–
Consulting costs decreased approximately $51,000 in the current period. This decrease was due primarily to approximately $39,000 in costs associated with market research and approximately $13,000 in payments to our scientific advisory board members in the prior period which were not incurred in the current period.
–
Capital market expenses decreased approximately $28,000 in the current period. This decrease was due primarily to the costs associated with proxy solicitation services in the prior period that were not incurred in the current period.
–
Board of Directors fees decreased in the current period by approximately $16,000. This decrease was due primarily the transition of a director to CEO and a reduction in the recognized expense for the vesting of outstanding stock options in the current period as compared to the same period of the prior year.
–
Investor relations costs increased approximately $90,000 in the current period. This increase was primarily due to fees paid to a third-party investor relations firm in the current period that was not engaged during the same period in the prior year as well as fees paid for communication and shareholder outreach efforts in the current period

Other costs:

Other costs include costs incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. The approximately $33,000 increase in other costs for the three months ended June 30, 2019 compared to the same period in the prior year was due primarily to an increase in taxes paid, partially offset by an overall decrease in travel costs, bank fees and other miscellaneous charges in the current period as compared to the same period in the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the three months ended June 30, 2019 and 2018.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended June 30, 2019 and 2018, respectively, are as follows:

	Three months ended June 30,		Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Clinical and preclinical development	$591,542	$253,945	$337,597	133%
Personnel costs	51,903	49,446	2,457	5%
Other costs	3,509	6,660	(3,151)	(47)%
Consulting	2,300	1,100	1,200	109%

Clinical and preclinical development:

Clinical and preclinical development costs include, primarily, the costs associated with our Phase 2 HELP clinical trial for levosimendan, which was initiated during fiscal year 2018. The increase of approximately $338,000 in clinical and preclinical development costs for the three months ended June 30, 2019 compared to the same period in the prior year was primarily due to increased expenditures for CRO costs and CRAs to manage the Phase 2 HELP clinical trial, as well as an increase of approximately $221,000 in the direct costs associated with clinical site activations and enrolled patient costs.

Personnel costs:

Personnel costs remained relatively consistent for the three months ended June 30, 2019 and 2018.

Other costs:

Other costs remained relatively consistent for the three months ended June 30, 2019 and 2018.

Consulting fees:

Consulting fees remained relatively consistent for the three months ended June 30, 2019 and 2018.

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

Other income and expense, net

Other income and expense include non-operating income and expense items not otherwise recorded in our condensed consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the three months ended June 30, 2019 and 2018, respectively, is as follows:

	Three months ended June 30,		(Increase)/
	2019	2018	Decrease
Other income, net	$(58,122)	$(21,311)	$(36,811)

Other income increased approximately $37,000 for the three months ended June 30, 2019 compared to the same period in the prior year. This increase is due primarily to an increase in the interest earned on our investment in marketable securities.

During the three months ended June 30, 2019, we recorded interest income of approximately $42,000 from our investments in marketable securities. This income is derived from approximately $43,000 in bond interest paid and approximately $200 in fair-value adjustments measured for the period, which compares to approximately $54,000 in bond interest paid, partially offset by approximately $33,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Results of Operations- Comparison of the Six Months Ended June 30, 2019 and 2018

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the six months ended June 30, 2019 and 2018, respectively, are as follows:

	Six months ended June 30,		Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Personnel costs	$1,345,824	$1,591,314	$(245,490)	(15)%
Legal and professional fees	645,893	844,975	(199,082)	(24)%
Other costs	280,411	232,703	47,708	21%
Facilities	77,287	73,199	4,088	6%

Personnel costs:

Personnel costs decreased approximately $245,000 for the six months ended June 30, 2019 compared to the same period in the prior year. This decrease was due primarily to a reduction of approximately $250,000 in bonuses paid in the prior year that were not incurred in the current period as well as a reduction of approximately $182,000 for the vested value of share based compensation in the current period as compared to the same period in the prior year, partially offset by an increase of approximately $187,000 in salaries and benefits paid due primarily to the salary of the CEO not incurred in the prior year

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, recruiting costs, consulting fees and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees decreased approximately $199,000 for the six months ended June 30, 2019 compared to the same period in the prior year. This decrease was due primarily to decreases in costs incurred for legal fees, recruiting fees, and Board of Directors costs, partially offset by an increase in costs incurred for investor relations.

–
Accounting and legal fees decreased approximately $100,000 in the current period. This decrease was due primarily to the costs incurred for the filings associated with our Special Meeting of Stockholders in the prior year that were not incurred in the current period.
–
Consulting costs decreased approximately $81,000 in the current period. This decrease was due primarily to recruiting costs of approximately $28,000, approximately $39,000 in costs associated with market research and approximately $21,000 in payments to our scientific advisory board members in the prior period which were not incurred in the current period.
–
Capital market expenses decreased approximately $88,000 in the current period. This decrease was due primarily to the Special Meeting of Shareholders and the costs associated with the proxy solicitation services in the prior period that were not incurred in the current period.
–
Board of Directors fees decreased in the current period by approximately $29,000. This decrease was due primarily the transition of a director to CEO and a reduction in the recognized expense for the vesting of outstanding stock options in the current period as compared to the same period of the prior year.
–
Investor relations costs increased approximately $99,000 in the current period. This increase was primarily due to fees paid to a third-party investor relations firm in the current period that was not engaged during the same period in the prior year as well as fees paid for communication and shareholder outreach efforts in the current period.

Other costs:

Other costs include costs incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. The approximately $48,000 increase in other costs for the six months ended June 30, 2019 compared to the same period in the prior year was due primarily to an increase in franchise taxes paid partially offset by decreases in travel costs and bank fees in the current period as compared to the same period in the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the six months ended June 30, 2019 and 2018.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the six months ended June 30, 2019 and 2018, respectively, are as follows:

	Six months ended June 30,		Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Clinical and preclinical development	$1,011,139	$283,842	$727,297	256%
Personnel costs	110,488	74,011	36,477	49%
Other costs	6,293	8,751	(2,458)	(28)%
Consulting	4,100	3,134	966	31%

Clinical and preclinical development:

Clinical and preclinical development costs include, primarily, the costs associated with our Phase 2 HELP clinical trial for levosimendan, which was initiated during fiscal year 2018. The increase of approximately $727,000 in clinical and preclinical development costs for the three months ended June 30, 2019 compared to the same period in the prior year was primarily due to increased expenditures for CRO costs and CRAs to manage the Phase 2 HELP clinical trial, as well as an increase of approximately $354,000 in the direct costs associated with clinical site activations and enrolled patient costs.

Personnel costs:

Personnel costs increased approximately $36,000 for the six months ended June 30, 2019 compared to the same period in the prior year, primarily due to an increase in headcount in the current period as compared to the same period in the prior year.

Other costs:

Other costs remained relatively consistent for the six months ended June 30, 2019 and 2018.

Consulting fees:

Consulting fees remained relatively consistent for the six months ended June 30, 2019 and 2018.

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

Other income and expense, net

Other income and expense include non-operating income and expense items not otherwise recorded in our condensed consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the six months ended June 30, 2019 and 2018, respectively, is as follows:

	Six months ended June 30,		(Increase)/
	2019	2018	Decrease
Other income, net	$(102,453)	$(51,399)	$(51,054)

Other income increased approximately $51,000 for the six months ended June 30, 2019 compared to the same period in the prior year. This increase is due primarily to an increase in the interest earned on our investment in marketable securities.

During the six months ended June 30, 2019, we recorded interest income of approximately $85,000 from our investments in marketable securities. This income is derived from approximately $85,000 in bond interest paid and no fair-value adjustments for the period, which compares to approximately $130,000 in bond interest paid, partially offset by approximately $80,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception, and as of June 30, 2019 we had an accumulated deficit of approximately $231 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $9,424,890 and $13,320,240 and working capital of $8,486,801 and $11,754,571 as of June 30, 2019 and December 31, 2018, respectively. Based on our working capital and the value of our investments in marketable securities at June 30, 2019, we believe we have sufficient capital to fund our operations through the first quarter of calendar year 2020.

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

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
	2019	2018
Net cash used in operating activities	$(4,047,580)	$(2,746,125)
Net cash (used in) provided by investing activities	(9,009)	5,044,193
Net cash provided by financing activities	96,500	-

Net cash used in operating activities.  Net cash used in operating activities was approximately $4 million for the six months ended June 30, 2019 compared to net cash used in operating activities of approximately $2.7 million for the six months ended June 30, 2018. The increase in cash used for operating activities was due primarily to an increase in our accrued costs related to the Phase 2 clinical trial for levosimendan in the current period.

Net cash (used in) provided by investing activities. Net cash used in investing activities was approximately $9,000 for the six months ended June 30, 2019 compared to approximately $5 million provided for the six months ended June 30, 2018. The decrease in cash provided by investing activities was primarily due to a decrease in the sale of marketable securities in the current period.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $97,000 for the six months ended June 30, 2019 compared to $0 for the six months ended June 30, 2018. The increase in cash provided by financing activities was due to an exercise of warrants in the current period.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2018. During the six months ended June 30, 2019, there were no material changes to the critical accounting policies previously disclosed in that report.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

The risks we face have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, except as set forth below:

Simdax license agreement

We rely on a License with Orion Corporation, a Finnish company, or Orion, for our supply and commercialization rights to levosimendan, our lead drug candidate.  In June 2019, Orion filed a request for arbitration against the Company seeking a declaration regarding the correct interpretation of the line extension provisions of the License and whether or not such provisions apply to the oral form of levosimendan recently developed by Orion. Additionally, Orion requested the Company reimburse Orion for all legal fees associated with the arbitration. The Company recently submitted its response to the request for arbitration and rejected Orion’s position that the oral formation was not a line extension product under the License.

While the operations under the License have generally continued in their ordinary course during the dispute and filing for arbitration, the disagreement leading to the arbitration may result in a strain to our relationship with Orion. We cannot assure you that these tensions and disagreements will be resolved when the arbitration is concluded. Orion may also have economic or business interests or goals that are inconsistent with ours. If our relationship with Orion were to deteriorate, it could have a material adverse effect on our results of operations and financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5.  OTHER INFORMATION

On June 13, 2019, the Company’s stockholders approved Amendment No. 1 to amend the 2016 Plan to increase the number of shares that may be issued under the 2016 Plan by 600,000 shares (the “Plan Amendment”).

The foregoing description of the Plan Amendment is qualified in its entirety by reference to the Plan Amendment, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6.  EXHIBITS

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

No.	Description

10.1	Amendment No. 1 to 2016 Stock Incentive Plan*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENAX THERAPEUTICS, INC.

Date: August 14, 2019

	By:	/s/ Michael B. Jebsen
Michael B. Jebsen President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)