Form 10-Q
period 2019-09-30
TENAX THERAPEUTICS, INC.
filed 2019-11-14
CIK 34956

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

As of November 11, 2019, the registrant had outstanding 6,741,860 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,648,997	$12,367,321
Marketable securities	478,543	494,633
Prepaid expenses	434,390	458,286
Total current assets	7,561,930	13,320,240
Right of use asset	195,768	-
Property and equipment, net	7,868	8,525
Other assets	8,435	8,435
Total assets	$7,774,001	$13,337,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$225,523	$749,814
Accrued liabilities	903,512	815,855
Total current liabilities	1,129,035	1,565,669
Lease liability	108,421	-
Total liabilities	1,237,456	1,565,669

Commitments and contingencies; see Note 5
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares; See Note 6
Series A Preferred stock, par value $.0001, issued 5,181,346 shares; outstanding 38,606 and 2,854,593, respectively	4	285
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 6,741,860 and 3,792,249, respectively	674	379
Additional paid-in capital	239,911,307	239,572,094
Accumulated other comprehensive gain	1,319	516
Accumulated deficit	(233,376,759)	(227,801,743)
Total stockholders’ equity	6,536,545	11,771,531
Total liabilities and stockholders' equity	$7,774,001	$13,337,200

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$1,343,429	$1,191,577	$3,692,843	$3,933,768
Research and development	916,984	362,628	2,049,004	732,365
Total operating expenses	2,260,413	1,554,205	5,741,847	4,666,133

Net operating loss	2,260,413	1,554,205	5,741,847	4,666,133

Other income	(36,709)	(18,224)	(139,161)	(69,623)
Net loss	$2,223,704	$1,535,981	$5,602,686	$4,596,510

Unrealized (gain) loss on marketable securities	960	(6,515)	(803)	(6,212)
Total comprehensive loss	$2,224,664	$1,529,466	$5,601,883	$4,590,298

Net loss per share, basic and diluted	$(0.33)	$(1.05)	$(0.93)	$(3.18)
Weighted average number of common shares outstanding, basic and diluted	6,741,084	1,462,191	6,011,304	1,446,377

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2017	-	$-	1,411,840	$141	$222,397,198	$(16,193)	$(213,499,285)	$8,881,861
Compensation on options and restricted stock issued			25,600	3	209,442			209,445
Common stock issued for services rendered			10,241	1	100,361			100,362
Fractional shares of common stock due to reverse stock split			5,995					-
Unrealized gain on marketable securities						(10,857)		(10,857)
Net loss							(1,192,967)	(1,192,967)
Balance at March 31, 2018	-	$-	1,453,676	$145	$222,707,001	$(27,050)	$(214,692,252)	$7,987,844
Compensation on options and restricted stock issued					93,078			93,078
Unrealized gain on marketable securities						10,555		10,555
Net loss							(1,867,563)	(1,867,563)
Balance at June 30, 2018	-	$-	1,453,676	$145	$222,800,079	$(16,495)	$(216,559,815)	$6,223,914
Compensation on options and restricted stock issued			11,820	2	229,214			229,216
Unrealized gain on marketable securities						6,515		6,515
Net loss							(1,535,981)	(1,535,981)
Balance at September 30, 2018	-	$-	1,465,496	$147	$223,029,293	$(9,980)	$(218,095,796)	$4,923,664

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2018	2,854,593	$285	3,792,249	$379	$239,572,094	$516	$(227,801,743)	$11,771,531
Compensation on options and restricted stock issued			12,195	1	60,294			60,295
Common stock issued for convertible preferred stock	(2,299,990)	(230)	2,299,990	230				-
Exercise of warrants			50,000	5	96,495			96,500
Adoption of ASC Topic 842: Leases							27,670	27,670
Unrealized gain on marketable securities						1,289		1,289
Net loss							(1,617,445)	(1,617,445)
Balance at March 31, 2019	554,603	$55	6,154,434	$615	$239,728,883	$1,805	$(229,391,518)	$10,339,840
Compensation on options and restricted stock issued					41,666			41,666
Common stock issued for convertible preferred stock	(515,997)	(51)	515,997	52				1
Unrealized gain on marketable securities						474		474
Net loss							(1,761,537)	(1,761,537)
Balance at June 30, 2019	38,606	$4	6,670,431	$667	$239,770,549	$2,279	(231,153,055)	$8,620,444
Compensation on options and restricted stock issued					40,765			40,765
Common stock issued for services rendered			71,429	7	99,993			100,000
Unrealized gain on marketable securities						(960)		(960)
Net loss							(2,223,704)	(2,223,704)
Balance at September 30, 2019	38,606	$4	6,741,860	$674	$239,911,307	$1,319	(233,376,759)	$6,536,545

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,602,686)	$(4,596,510)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,709	7,574
Amortization of right to use asset	75,942	-
Loss (gain) on disposal of property and equipment	522	-
Issuance and vesting of compensatory stock options and warrants	142,726	255,962
Issuance of common stock as compensation	-	136,921
Issuance of common stock for services rendered	66,667	75,271
Amortization of premium on marketable securities	(1,778)	82,574
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	57,230	75,917
Accounts payable and accrued liabilities	(498,145)	(339,529)
Long term portion of lease liability	(74,107)	-
Net cash used in operating activities	(5,829,920)	(4,301,820)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(436,356)	-
Sale of marketable securities	455,026	6,050,000
Purchase of property and equipment	(3,574)	(5,807)
Net cash provided by investing activities	15,096	6,044,193

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of warrants	96,500	-
Net cash provided by financing activities	96,500	-

Net change in cash and cash equivalents	(5,718,324)	1,742,373
Cash and cash equivalents, beginning of period	12,367,321	1,604,810
Cash and cash equivalents, end of period	$6,648,997	$3,347,183

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet at December 31, 2018 has been derived from the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2018. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) rules and regulations. Operating results for the three and nine-month period ended September 30, 2019 are not necessarily indicative of results for the full year or any other future periods. As such, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period ended December 31, 2018.

Reclassifications

Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to current period presentation. The Company adjusted certain previously reported financial statements to reflect the adoption of ASU 2017-11 during the year ended December 31, 2018. The Company has determined the impact of the adjustment on its condensed consolidated financial statements for the three and nine months ended September 30, 2019 not to be material.

Reverse Stock Split

The Company initiated a 1-for-20 reverse stock split effective February 23, 2018. All shares and per share amounts in these condensed consolidated financial statements and notes thereto have been retroactively adjusted to give effect to the reverse stock split.

Going Concern

Management believes the accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $233,376,759 at September 30, 2019 and $227,801,743 at December 31, 2018 and used cash in operations of $5,829,920 and $4,301,820 during the nine months ended September 30, 2019 and 2018, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying September 30, 2019 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company and Life Newco. All material intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Management’s Plan

At September 30, 2019, the Company had cash and cash equivalents, including the fair value of its marketable securities, of approximately $7.1 million. The Company used $5.8 million of cash for operating activities during the nine months ended September 30, 2019 and had stockholders’ equity of $6.5 million, versus $11.8 million at December 31, 2018.

The Company expects to continue to incur expenses related to development of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates. Based on its resources at September 30, 2019, the Company believes that it has sufficient capital to fund its planned operations through the first quarter of calendar year 2020. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

	Nine months ended September 30,
	2019	2018

Warrants to purchase common stock	10,521,195	120,773
Options to purchase common stock	244,214	241,744
Convertible preferred shares outstanding	38,606	-
Restricted stock grants	-	19,914

Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in operating lease right-of-use assets, other current liabilities, and long-term lease liabilities in the Company’s consolidated balance sheet as of September 30, 2019. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses the incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. The Company’s leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that the Company will exercise any such option. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected to account for leases with an initial term of 12 months or less similar to previous guidance for operating leases, under which the Company will recognize those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.

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

In February 2016, the FASB issued an accounting standard intended to improve financial reporting regarding leasing transactions. The standard requires the Company to recognize on its balance sheet the assets and liabilities for the rights and obligations created by all leased assets. The standard also requires it to provide enhanced disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from all leases, operating and capital, with lease terms greater than 12 months. The standard was effective for financial statements beginning after December 15, 2018, and interim periods within those annual periods. Early adoption was permitted.

The Company adopted this standard on January 1, 2019, using the required modified-retrospective approach as of the effective date. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows it to carryforward the historical lease classification. The Company made an accounting policy election to account for leases with an initial term of 12 months or less similar to previous guidance for operating leases, under which the Company recognizes those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. Results for the year ended December 31, 2018 continue to be reported in accordance with historical accounting under previous lease guidance, the FASB Accounting Standards Codification (“ASC”) Topic 840: Leases (Topic 840).

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

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in other income in the condensed consolidated statements of comprehensive loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At September 30, 2019, the Company believes that the costs of its investments are recoverable in all material respects.

The following table summarizes the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments is classified as Level 2 in the fair value hierarchy as defined in GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	September 30, 2019
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value
Obligations of U.S. Government and its agencies	$64,476	$288	$454	$-	$65,218
Corporate debt securities	409,739	2,725	883	(22)	413,325
Total investments	$474,215	$3,013	$1,337	$(22)	$478,543

All of the Company’s investments have scheduled maturities of less than one year as of September 30, 2019 and December 31, 2018.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	Fair Value Measurements at Reporting Date Using
	Balance as of September 30, 2019	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$6,648,997	$6,648,997	$-	$-
Marketable securities	$478,543	$-	$478,543	$-

	Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2018	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$12,367,321	$12,367,321	$-	$-
Marketable securities	$494,633	$-	$494,633	$-

There were no significant transfers between levels in the nine months ended September 30, 2019.

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment consist of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Office furniture and fixtures	$130,192	$130,192
Computer equipment and software	80,669	96,593
Laboratory equipment	-	354,861
	210,861	581,646
Less: Accumulated depreciation	(202,993)	(573,121)
	$7,868	$8,525

Depreciation expense was approximately $1,300 and $2,000 for the three months ended September 30, 2019 and 2018, and approximately $3,700 and $8,000 for the nine months ended September 30, 2019 and 2018, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Operating costs	$722,624	$244,456
Lease liability	89,182	-
Employee related	91,706	571,399
	$903,512	$815,855

NOTE 5. COMMITMENTS AND CONTINGENCIES

Leases

As described further in “NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” above, the Company adopted ASC 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840.

In January 2011, the Company entered into the Lease with Concourse Associates, LLC for office facilities located at the premises in Morrisville, North Carolina (the “Lease”).  The Lease was amended in August 2015 to extend the term for the 5,954 square foot rental.  The current term began on March 1, 2016 and continues for 64 months to September 30, 2021. Rent payments began on July 1, 2016, following the conclusion of a four-month rent abatement period.  The Company has two five-year options to extend the Lease and a one-time option to terminate the Lease thirty-six months after the commencement of the initial term if no additional space (“Expansion Space”) became available; none of these optional periods have been considered in the determination of the right-of-use asset or the lease liability for the Lease as the Company did not consider it reasonably certain that it would exercise any such options.  The Lease further provides that the Company is obligated to pay to landlord certain variable costs, including taxes and operating expenses. The Company also has a right of first offer to lease the Expansion Space, of no less than 1,000 square feet, as that additional space becomes available adjacent to the premises over the remainder of the initial term of the Lease, at the same rate per square foot as the current premises, with an extension of the term of sixty additional months starting at the commencement date of acquiring the Expansion Space.

The Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and determined that, except for the Lease described above, none of the Company’s contracts contain a lease.

The balance sheet classification of our lease liabilities was as follows:

	September 30, 2019	December 31, 2018
Current portion included in accrued liabilities	$89,182	$-
Long term lease liability	108,421	-
	$197,603	$-

As of September 30, 2019, the maturities of our operating lease liabilities were as follows:

Year ending December 31,
2019	$29,651
2020	121,084
2021	61,803
Total lease payments	$212,538
Less: Imputed interest	(14,935)
Operating lease liability	$197,603

Operating lease liabilities are based on the net present value of the remaining Lease payments over the remaining Lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the Lease commencement date. As of September 30, 2019, the remaining Lease term is 1.75 years and the discount rate used to determine the operating lease liability was 8.0%. For the nine months ending September 30, 2019, the Company paid $92,911 in total lease expenses, including $4,445 for common area maintenance charges.

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

As of September 30, 2019, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

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

During the nine months ended September 30, 2019, an additional 2,815,987 shares of Series A Stock were converted into 2,815,987 shares of common stock. As of September 30, 2019, there were 38,606 shares of Series A Stock outstanding, which represents approximately 1% of the aggregate number of shares of Series A Stock issued to all holders on the original issue date.

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

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of September 30, 2019, there were 6,741,860 shares of common stock issued and outstanding.

Warrants

As of September 30, 2019, the Company has 10,521,195 warrants outstanding. The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2019.

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2018	10,690,718	$2.45
Exercised	(50,000)	1.93
Forfeited	(119,523)	46.96
Outstanding at September 30, 2019	10,521,195	$1.95

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

The following table summarizes the shares available for grant under the 2016 Plan for the nine months ended September 30, 2019:

Shares Available for Grant
Balances, at December 31, 2018	100,000
Additional shares reserved	600,000
Options granted	(2,500)
Balances, at September 30, 2019	697,500

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

The following table summarizes the outstanding stock options under the 2016 Plan for the nine months ended September 30, 2019:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2018	50,000	$6.10
Options granted	2,500	$1.72
Balances at September 30, 2019	52,500	$5.89

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock option grants of $16,279 and $29,732 for the three months ended September 30, 2019 and 2018, and $62,018 and $59,463 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, there were unrecognized compensation costs of approximately $90,331 related to non-vested stock option awards under the 2016 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.71 years.

The Company used the following assumptions to estimate the fair value of options granted under the 2016 Plan for the nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30,
	2019	2018
Risk-free interest rate (weighted average)	2.39%	2.85%
Expected volatility (weighted average)	106.74%	102.38%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.
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
Forfeitures
Stock compensation expense recognized in the statements of operations for the nine months ended September 30, 2019 and 2018 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

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

1999 Plan Stock Options

Stock options granted under the 1999 Plan may be either ISOs or NSOs. ISOs could be granted only to employees. NSOs could be granted to employees, consultants and directors. Stock options under the 1999 Plan could be granted with a term of up to ten years and at prices no less than fair market value for ISOs and no less than 85% of the fair market value for NSOs. Stock options granted generally vest over one to six years.

The following table summarizes the outstanding stock options under the 1999 Plan for the nine months ended September 30, 2019:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2018	191,735	$93.72
Options cancelled	(21)	$2,136.00
Balances at September 30, 2019	191,714	$93.50

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $24,486 and $62,564 for the three months ended September 30, 2019 and 2018, and $80,708 and $196,499 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, there were unrecognized compensation costs of approximately $53,933 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.81 years. Additionally, there were unrecognized compensation costs of approximately $5.9 million related to non-vested stock option awards subject to performance-based vesting milestones with a weighted average remaining life of 0.51 years. As of September 30, 2019, none of these milestones have been achieved.

Restricted Stock Grants

The following table summarizes the restricted stock activity under the 1999 Plan for the nine months ended September 30, 2019.

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at December 31, 2018	19,914	$6.29
Restricted stock vested	(12,195)	$6.28
Restricted stock cancelled	(7,719)	$6.27
Balances, at September 30, 2019	-	$-

The Company did not record compensation expense for these restricted stock grants for the nine months ended September 30, 2019.

As of September 30, 2019, there was no unrecognized compensation costs related to non-vested restricted stock grants.

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

In March 2018, we met with the United States Food and Drug Administration, or FDA, to discuss development of levosimendan in PH-HFpEF patients. The FDA agreed with our planned Phase 2 design, patient entry criteria, and endpoints. The study may be conducted under the existing investigational new drug application with no additional nonclinical studies required to support full development. The FDA recognized there were no approved drug therapies to treat PH-HFpEF patients and acknowledged this provided an opportunity for a limited Phase 3 clinical program. This topic will be discussed further at the End-of-Phase 2 Meeting following completion of the planned Phase 2 study in PH-HFpEF patients. We initiated the first of our 15 active clinical sites in November 2018, and, as of November 11, 2019, we have enrolled 17 of the trial’s 36 patients.

Third Quarter 2019 Highlights

The following summarizes certain key financial measures for the three months ended September 30, 2019:

●
Cash and cash equivalents, including the fair-value of our marketable securities, were $7.1 million at September 30, 2019.
●
Our net loss from operations was $2.3 million for the third quarter of fiscal 2019 compared to $1.6 million for the three months ended September 30, 2018.
●
Net cash used in operating activities was $1.8 million and $1.6 million for the three months ended September 30, 2019 and 2018, respectively.

Opportunities and Trends

We initiated the Phase 2 trial for levosimendan and activated the initial site in the fourth quarter of 2018. The trial is a multi-center, double-blind placebo-controlled study and is currently being conducted in 15 targeted major medical centers in North America.  The trial is enrolling pulmonary hypertension patients with heart failure and preserved ejection fractions. We enrolled our first patient on March 11, 2019, and we anticipate enrollment will continue through the end of 2019. As of November 11, 2019, we have enrolled 17 of the trial’s 36 patients.

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

Financial Overview

Results of Operations- Comparison of the Three Months Ended September 30, 2019 and 2018

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended September 30, 2019 and 2018, respectively, are as follows:

	Three months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2019	2018
Personnel costs	$610,640	$719,870	$(109,230)	(15)%
Legal and professional fees	546,607	289,893	256,714	89%
Other costs	147,489	146,094	1,395	1%
Facilities	38,693	35,720	2,973	8%

Personnel costs:

Personnel costs decreased approximately $109,000 for the three months ended September 30, 2019 compared to the same period in the prior year. This decrease was due primarily to a reduction of approximately $111,000 for the vested value of share-based compensation in the current period as compared to the same period in the prior year.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, recruiting costs, consulting fees and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees increased approximately $257,000 for the three months ended September 30, 2019 compared to the same period in the prior year. This increase was due primarily to increases in costs incurred for legal fees and investor relations services.

  –
Legal fees increased approximately $236,000 in the current period. This increase was due primarily to costs incurred for arbitration and fees associated with the filing of patents for subcutaneous delivery of levosimendan in the current period that were not incurred in the prior year.
  –
Investor relations costs increased approximately $36,000 in the current period. This increase was primarily due to fees paid to a third-party investor relations firm in the current period that was not engaged during the same period in the prior year as well as fees paid for communication and shareholder outreach efforts in the current period that were not incurred in the same period in the prior year.

Other costs:

Other costs include costs incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. Other costs remained relatively consistent for the three months ended September 30, 2019 and 2018.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the three months ended September 30, 2019 and 2018.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended September 30, 2019 and 2018, respectively, are as follows:

	Three months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2019	2018
Clinical and preclinical development	$846,895	$310,158	$536,737	173%
Personnel costs	52,235	48,329	3,906	8%
Other costs	9,154	1,241	7,913	638%
Consulting	8,700	2,900	5,800	200%

Clinical and preclinical development:

Clinical and preclinical development costs include, primarily, the costs associated with our Phase 2 HELP clinical trial for levosimendan, which was initiated during fiscal year 2018. The increase of approximately $537,000 in clinical and preclinical development costs for the three months ended September 30, 2019 compared to the same period in the prior year was primarily due to an increase of approximately $127,000 in expenditures for CRO costs and CRAs to manage the Phase 2 HELP clinical trial, as well as an increase of approximately $441,000 in the direct costs associated with clinical site activations and enrolled patient costs, partially offset by a reduction of approximately $36,000 in nonclinical development costs for levosimendan subcutaneous formulation in the current period.

Personnel costs:

Personnel costs remained relatively consistent for the three months ended September 30, 2019 and 2018.

Other costs:

Other costs remained relatively consistent for the three months ended September 30, 2019 and 2018.

Consulting fees:

Consulting fees remained relatively consistent for the three months ended September 30, 2019 and 2018.

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

Other income and expense, net

Other income and expense include non-operating income and expense items not otherwise recorded in our condensed consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the three months ended September 30, 2019 and 2018, respectively, is as follows:

	Three months ended September 30,		(Increase)/ Decrease
	2019	2018
Other income, net	$(36,709)	$(18,224)	$(18,485)

Other income increased approximately $18,000 for the three months ended September 30, 2019 compared to the same period in the prior year. This increase is due primarily to an increase in the interest earned on our investment in marketable securities.

During the three months ended September 30, 2019, we recorded interest income of approximately $37,000 from our investments in marketable securities. This income is derived from approximately $35,000 in bond interest paid and approximately $1,500 in fair-value adjustments measured for the period, which compares to approximately $20,000 in bond interest paid, partially offset by approximately $3,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Results of Operations- Comparison of the Nine Months Ended September 30, 2019 and 2018

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the nine months ended September 30, 2019 and 2018, respectively, are as follows:

	Nine months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2019	2018
Personnel costs	$1,956,465	$2,311,185	$(354,720)	(15)%
Legal and professional fees	1,192,499	1,134,868	57,631	5%
Other costs	427,898	378,796	49,102	13%
Facilities	115,981	108,919	7,062	6%

Personnel costs:

Personnel costs decreased approximately $355,000 for the nine months ended September 30, 2019 compared to the same period in the prior year. This decrease was due primarily to a reduction of approximately $250,000 in bonuses paid in the prior year that were not incurred in the current period as well as a reduction of approximately $294,000 for the vested value of share based compensation in the current period as compared to the same period in the prior year, partially offset by an increase of approximately $190,000 in salaries and benefits paid due primarily to the salary of the CEO not incurred in the prior year.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, recruiting costs, consulting fees and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees increased approximately $58,000 for the nine months ended September 30, 2019 compared to the same period in the prior year. This increase was due primarily to increases in costs incurred for legal fees and investor relations services, partially offset by a reduction in consulting costs, accounting fees, and Board of Directors costs.

  –
Legal fees increased approximately $151,000 in the current nine-month period. This increase was due primarily to approximately $201,000 in costs incurred for arbitration in the current nine-month period that were not incurred in the same period in the prior year, partially offset by a reduction in fees paid for filings associated with our Special Meeting of Stockholders in the prior year that were not incurred in the current period.
  –
Investor relations costs increased approximately $135,000 in the current nine-month period. This increase was primarily due to fees paid to a third-party investor relations firm in the current nine-month period that was not engaged during the same period in the prior year as well as fees paid for communication and shareholder outreach efforts in the current period.
  –
Accounting fees decreased approximately $22,000 in the current nine-month period. This decrease was due primarily to the costs incurred for the filings associated with our Special Meeting of Stockholders in the same period in the prior year that were not incurred in the current period.
  –
Consulting costs decreased approximately $83,000 in the current nine-month period. This decrease was due primarily to recruiting costs of approximately $28,000, approximately $39,000 in costs associated with market research and approximately $18,000 in payments to our scientific advisory board members in the same period in the prior year which were not incurred in the current period.
  –
Capital market expenses decreased approximately $91,000 in the current nine-month period. This decrease was due primarily to the Special Meeting of Shareholders and the costs associated with the proxy solicitation services in the same period in the prior year that were not incurred in the current period.
  –
Board of Directors fees decreased in the current nine-month period by approximately $31,000. This decrease was due primarily the transition of a director to CEO and a reduction in the recognized expense for the vesting of outstanding stock options in the current period as compared to the same period of the prior year.

Other costs:

Other costs include costs incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. The approximately $49,000 increase in other costs for the nine months ended September 30, 2019 compared to the same period in the prior year was due primarily to an increase of $120,000 in franchise taxes paid partially offset by decreases of approximately $24,000 in travel costs, approximately $30,000 in relocation costs and approximately $18,000 for bank fees in the current period as compared to the same period in the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the nine months ended September 30, 2019 and 2018.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the nine months ended September 30, 2019 and 2018, respectively, are as follows:

	Nine months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2019	2018
Clinical and preclinical development	$1,858,034	$594,000	$1,264,034	213%
Personnel costs	162,723	122,340	40,383	33%
Other costs	15,447	6,034	9,413	156%
Consulting	12,800	9,991	2,809	28%

Clinical and preclinical development:

Clinical and preclinical development costs include, primarily, the costs associated with our Phase 2 HELP clinical trial for levosimendan, which was initiated during fiscal year 2018. The increase of approximately $1.3 million in clinical and preclinical development costs for the nine months ended September 30, 2019 compared to the same period in the prior year was primarily due to an increase of approximately $490,000 in expenditures for CRO costs and CRAs to manage the Phase 2 HELP clinical trial, as well as an increase of approximately $801,000 in the direct costs associated with clinical site activations and enrolled patient costs.

Personnel costs:

Personnel costs increased approximately $40,000 for the nine months ended September 30, 2019 compared to the same period in the prior year, primarily due to an increase in headcount in the current period as compared to the same period in the prior year.

Other costs:

Other costs remained relatively consistent for the nine months ended September 30, 2019 and 2018.

Consulting fees:

Consulting fees remained relatively consistent for the nine months ended September 30, 2019 and 2018.

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

Other income and expense, net

Other income and expense include non-operating income and expense items not otherwise recorded in our condensed consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the nine months ended September 30, 2019 and 2018, respectively, is as follows:

	Nine months ended September 30,		(Increase)/ Decrease
	2019	2018
Other income, net	$(139,161)	$(69,623)	$(69,538)

Other income increased approximately $70,000 for the nine months ended September 30, 2019 compared to the same period in the prior year. This increase is due primarily to an increase in the interest earned on our investment in marketable securities.

During the nine months ended September 30, 2019, we recorded interest income of approximately $124,000 from our investments in marketable securities. This income is derived from approximately $122,000 in bond interest paid and approximately $2,000 in fair-value adjustments for the period, which compares to approximately $150,000 in bond interest paid, partially offset by approximately $83,000 in charges for amortization of premiums paid and fair-value adjustments during the same period in the prior year.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception, and as of September 30, 2019 we had an accumulated deficit of approximately $233 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $7,561,930 and $13,320,240 and working capital of $6,432,895 and $11,754,571 as of September 30, 2019 and December 31, 2018, respectively. Based on our working capital and the value of our investments in marketable securities at September 30, 2019, we believe we have sufficient capital to fund our operations through the first quarter of calendar year 2020.

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

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(5,829,920)	$(4,301,820)
Net cash provided by investing activities	15,096	6,044,193
Net cash provided by financing activities	96,500	-

Net cash used in operating activities.  Net cash used in operating activities was approximately $5.8 million for the nine months ended September 30, 2019 compared to net cash used in operating activities of approximately $4.3 million for the nine months ended September 30, 2018. The increase in cash used for operating activities was due primarily to an increase in our accrued costs related to the Phase 2 clinical trial for levosimendan in the current period.

Net cash (used in) provided by investing activities. Net cash provided by investing activities was approximately $15,000 for the nine months ended September 30, 2019 compared to approximately $6 million provided for the nine months ended September 30, 2018. The decrease in cash provided by investing activities was primarily due to a decrease in the sale of marketable securities in the current period.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $97,000 for the nine months ended September 30, 2019 compared to $0 for the nine months ended September 30, 2018. The increase in cash provided by financing activities was due to an exercise of warrants in the current period.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2018. During the nine months ended September 30, 2019, there were no material changes to the critical accounting policies previously disclosed in that report.

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

In February 2016, the FASB issued an accounting standard intended to improve financial reporting regarding leasing transactions. The standard requires us to recognize on our balance sheet the assets and liabilities for the rights and obligations created by all leased assets. The standard also requires us to provide enhanced disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from all leases, operating and capital, with lease terms greater than 12 months. The standard was effective for financial statements beginning after December 15, 2018, and interim periods within those annual periods. Early adoption was permitted.

We adopted this standard on January 1, 2019, using the required modified-retrospective approach as of the effective date. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We made an accounting policy election to account for leases with an initial term of 12 months or less similar to previous guidance for operating leases, under which we recognize those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. Results for the year ended December 31, 2018 continue to be reported in accordance with historical accounting under previous lease guidance, ASC Topic 840: Leases (Topic 840).

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

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.
RISK FACTORS

The risks we face have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019.

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

TENAX THERAPEUTICS, INC.

Date: November 14, 2019	By:	Michael B. Jebsen
Michael B. Jebsen
President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)