Form 10-K
period 2019-12-31
TENAX THERAPEUTICS, INC.
filed 2020-03-30
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter: $9,167,013.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of March 25, 2020 was 7,608,243.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2019.

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

Enter into licensing or product co-development arrangements. In addition to our internal development efforts, an important part of our product development strategy is to work with collaborators and partners to accelerate product development, reduce our development costs, and broaden our commercialization capabilities. We believe this strategy will help us to develop a portfolio of high-quality product development opportunities, enhance our clinical development and commercialization capabilities, and increase our ability to generate value from our proprietary technologies.

Our Current Programs

Levosimendan Background

Levosimendan was discovered and developed by Orion Corporation, a Finnish company, or Orion. Levosimendan is a calcium sensitizer/K-ATP activator developed for intravenous use in hospitalized patients with acutely decompensated heart failure. It is currently approved in over 60 countries for this indication and not available in the United States or Canada. It is estimated that to date over 1.5 million patients have been treated worldwide with levosimendan.

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

In March 2018, we met with the United States Food and Drug Administration, or FDA, to discuss development of levosimendan in PH-HFpEF patients. The FDA agreed with our planned Phase 2 design, patient entry criteria, and endpoints. It was agreed the study could be conducted under the existing investigational new drug application with no additional nonclinical studies required to support full development. The FDA recognized there were no approved drug therapies to treat PH-HFpEF patients and acknowledged this provided an opportunity for a limited Phase 3 clinical program. This topic will be discussed further at the End-of-Phase 2 Meeting following completion of the Phase 2 study in PH-HFpEF patients, which is known as the HELP Study – Hemodynamic Evaluation of Levosimendan in PH-HFpEF. We initiated the first of our expected 10-12 HELP Study clinical sites in November 2018 and the first of 36 patients was enrolled in the HELP Study in March 2019. Enrollment in the HELP Study was completed in March 2020. The primary endpoint of the HELP Study is based on change in PCWP vs baseline compared to placebo. The HELP Study utilizes a double-blind randomized design following five weekly infusions of levosimendan. The primary endpoint data will be available once the HELP Study data is unblinded.

The HELP Study design is novel in several respects. To date, no other multi-center levosimendan study has evaluated levosimendan in heart failure patients with preserved ejection fraction (HFpEF) or pulmonary hypertension patients with heart failure and preserved ejection fraction (PH-HFpEF). Instead, all previous levosimendan heart failure studies have enrolled heart failure patients with reduced ejection fraction (HFrEF), which specifically excluded HFpEF patients. Also, the HELP Study utilizes a unique 24-hour weekly infusion regimen of 0.075- 0.1µm/kg/min. Finally, the HELP Study employs a unique home-based IV infusion administration via an ambulatory infusion pump. This home-based weekly IV administration is unlike all other chronic dosing studies of levosimendan that have typically employed a shorter duration and less frequent infusion regimen administered in a hospital setting.  Despite the unique patient population, weekly dosing, and home-based administration, there have been no reported serious adverse events reported for the first 30 randomized patients.

Investigator reported open-label data from the HELP Study has provided encouraging preliminary signs of efficacy during the initial lead-in infusion phase of the trial. The open-label lead-in infusion phase is designed to identify responders prior to randomization. To date, 80-85% of patients have met the lead infusion responder criteria. Analysis of investigator reported data following the 24-hour open-label levosimendan lead-in infusion for the first 30 evaluable responders indicated the following mean changes in exercise hemodynamics: PCWP of –7.5mm Hg, exercise right atrial pressure of -5.0mm Hg, mean pulmonary arterial pressure (mPAP) of -5.1 mm Hg and an increase in cardiac output of 0.6 liter/min. All of these improvements in exercise hemodynamics were found to be statistically significant via paired t-test P<0.01.

We believe that the combination of the unique HELP Study patient population, innovative weekly 24-hour dosing, unique home-based site of administration, and novel findings of efficacy and safety in PH-HFpEF patients represent unique discoveries and significant intellectual property. These discoveries, among others from the HELP Study, form the basis for a U.S. patent application that we have filed.

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

The Phase 3 trial was conducted in approximately 60 major cardiac surgery centers in North America. The trial enrolled patients undergoing coronary artery bypass grafts, or CABG, and/or mitral valve surgery, and CABG with aortic valve surgery who are at risk for developing LCOS. The trial was designed as a double blind, randomized, placebo-controlled study seeking to enroll 760 patients. During 2016, we made the decision to increase enrollment in the LEVO-CTS trial to 880 patients. These additional patients were necessary to ensure sufficient powering and were necessary due to:

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

Intellectual Property

We rely on a combination of patent applications, patents, trade secrets, proprietary know-how, trademarks, and contractual provisions to protect our proprietary rights. We believe that to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. Currently, we require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, and other advisors to execute confidentiality agreements in connection with their employment, consulting, or advisory relationships with us, where appropriate. We also require our employees, consultants, and advisors who we expect to work on our products to agree to disclose and assign to us all inventions conceived during the workday, developed using our property, or which relate to our business.

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

Our patent and patent applications include claims covering all various uses of levosimendan, our lead product candidate currently under development, as well as the manufacturing and use of our perfluorocarbon emulsion formulation. We have filed a patent application for a subcutaneous formulation of levosimendan that we have developed in collaboration with a formulation development partner. In addition, we have filed a provisional patent application for the use of levosimendan in the treatment of PH-HFpEF patients based on several discoveries that have emerged from the HELP Study. The HELP Study is the first and only trial to evaluate the use of levosimendan to treat PH-HFpEF patients, a patient population where all previously tested therapies have failed to show effectiveness.

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

We believe the concept of using levosimendan to treat patients with PH-HFpEF is novel. Because no therapies are approved to treat PH-HFpEF, our ability to succeed in the market is dependent on our ability to change the established practice paradigm, which is never an easy task. Key factors on which we will compete with regards to the development and marketing of levosimendan for the treatment of pulmonary hypertension include, among others, the ability to obtain adequate efficacy data, safety data, cost effectiveness data and hospital formulary approval, as well as sufficient distribution and handling. Furthermore, while we believe the mechanism of action of levosimendan is novel, other low-priced, generically available products possess some similar qualities, which could present competition in the form of therapeutic substitution.

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

The HELP Study in PH-HFpEF patients incorporates FDA advice. An End of Phase 2 Meeting with the FDA is planned in 2020 to review results of the HELP Study and Phase 3 study design in development of levosimendan for treatment of PH-HFpEF patients.

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

As of December 31, 2019, we had nine full-time employees and one part-time employee. In addition to our employees, we also use the service and support of outside consultants and advisors. None of our employees are represented by a union, and we believe relationships with our employees are good.

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
-
the need to obtain regulatory approval of our product candidates;
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

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities. In addition, our expenses could increase beyond expectations if applicable regulatory authorities, including the FDA, require that we perform additional studies to those that we currently anticipate, in which case the timing of any potential product approval may be delayed. As of December 31, 2019, we had $4.9 million of cash and cash equivalents, including the fair value of our marketable securities on hand. On March 13, 2020, we received $2.75 million in gross proceeds in exchange for the issuance of common stock, pre-funded warrants, and common stock warrants, or the March 2020 offering, as described further in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Based on our current operating plans, we believe that our existing cash and cash equivalents, including the proceeds from our March 2020 offering, will be sufficient to fund our projected operating requirements through the third quarter of calendar year 2020. We will need substantial additional capital in the future in order to complete the regulatory approval and commercialization of levosimendan and to fund the development and commercialization of future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses. As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our December 31, 2019 Consolidated Financial Statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and make it more difficult to obtain financing.

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

Risks Related to Commercialization and Product Development

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely affect our business and our financial results.

The spread of COVID-19 has affected segments of the global economy and may affect our operations, including the potential interruption of our clinical trial activities and our supply chain. The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries. The continued spread of COVID-19 may result in a period of business disruption, including delays in our clinical trials or delays or disruptions in our supply chain. In addition, there could be a potential effect of COVID-19 to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates.

The continued spread of COVID-19 globally could adversely affect our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, or if the patients become infected with COVID-19 themselves, which would delay our ability to conduct clinical trials or release clinical trial results. COVID-19 may also affect our employees or employees of third-party contract research organizations, or CROs, located in affected geographies that we rely upon to carry out our clinical trials, which could result in inefficiencies due to reductions in staff and disruptions to work environments.

The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates. In addition, we may take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

We are limited in the number of products we can simultaneously pursue and therefore our survival depends on our success with a small number of product opportunities.

We have limited financial resources, so at present we are primarily focusing these resources on developing levosimendan for the treatment of pulmonary hypertension, in addition to exploring strategic alternatives in order to maximize stockholder value. On January 31, 2017, we announced top-line results from the Phase 3 LEVO-CTS trial for the treatment of LCOS. The study did not achieve statistically significant reductions in the dual endpoint of death or use of a mechanical assist device at 30 days, nor in the quad endpoint of death, myocardial infarction, need for dialysis, or use of a mechanical assist device at 30 days. Nevertheless, the study demonstrated statistically significant reductions in two of three secondary endpoints including reduction in LCOS and a reduction in postoperative use of secondary inotropes. Additionally, we observed a non-significant numerical reduction in 90-day mortality. At present, we intend to commit most of our resources to advancing levosimendan to the point it receives regulatory approval for the treatment of pulmonary hypertension. If as a consequence of the results of our Phase 3 LEVO-CTS trial or our current Phase 2 trial in PH-HFpEF, we are unable to receive regulatory approval of levosimendan, then we may not have resources to pursue development of any other products and our business could terminate.

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
-
if a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions; and
-
even after extensive testing and clinical trials, there is no assurance that regulatory approval will ever be obtained for any of our products.

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

In June 2019, Orion filed a request for arbitration against us seeking a declaration regarding the correct interpretation of the line extension provisions of the license and whether or not such provisions apply to the oral form of levosimendan recently developed by Orion. Additionally, Orion requested we reimburse Orion for all legal fees associated with the arbitration. We submitted our response to the request for arbitration and rejected Orion’s position that the oral formation was not a line extension product under the license.

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

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents by others covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions.

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
-
status of our search and selection of future management and leadership; and
-
general economic and market conditions, including as a result of pandemics, epidemics, or outbreaks of an infectious disease, such as COVID-19, or coronavirus.

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

Historically we have financed our operations through the issuance of equity securities and debt financings, and we expect to continue to do so for the foreseeable future. As of December 31, 2019, we had $4.9 million of cash and cash equivalents on hand. Based on our current operating plans, we believe our existing cash and cash equivalents, including the $2.75 million in gross proceeds from our March 2020 offering, are sufficient to continue to fund operations through the third quarter of calendar year 2020. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of their ownership interests. Debt financing, if available, may involve restrictive covenants that limit our financial flexibility or otherwise restrict our ability to pursue our business strategies. Additionally, if we issue shares of common stock, or securities convertible or exchangeable for common stock, the market price of our existing common stock may decline. There can be no assurance that we will be successful in obtaining any additional capital resources in a timely manner, on favorable terms, or at all.

ITEM 1B—UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2—PROPERTIES

We own no real property. We lease our principal executive office at ONE Copley Parkway, Suite 490, Morrisville, North Carolina 27560. The current rent is approximately $9,900 per month for the facility.

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

As of March 25, 2020, there were 1,343 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers, and any such beneficial owners are not included in this number of holders of record.

Dividend Policy

Since our inception, we have not paid dividends on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Repurchases of Common Stock

None.

Unregistered Sales of Equity Securities

During the year ended December 31, 2019, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

ITEM 6—SELECTED FINANCIAL DATA

Not applicable.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with the Consolidated Financial Statements and the related notes to those statements included in Item 8 – “Consolidated Financial Statements and Supplementary Data”. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Results of operations- Comparison of the years ended December 31, 2019 and 2018

Overview

Strategy

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

In March 2018, we met with the United States Food and Drug Administration, or FDA, to discuss development of levosimendan in PH-HFpEF patients. The FDA agreed with our planned Phase 2 design, patient entry criteria, and endpoints. It was agreed the study could be conducted under the existing investigational new drug application with no additional nonclinical studies required to support full development. The FDA recognized there were no approved drug therapies to treat PH-HFpEF patients and acknowledged this provided an opportunity for a limited Phase 3 clinical program. This topic will be discussed further at the End-of-Phase 2 Meeting following completion of the Phase 2 study in PH-HFpEF patients, which is known as the HELP Study – Hemodynamic Evaluation of Levosimendan in PH-HFpEF. We initiated the first of our expected 10-12 HELP Study clinical sites in November 2018 and the first of 36 patients was enrolled in the HELP Study in March 2019. Enrollment in the HELP Study was completed in March 2020. The primary endpoint of the HELP Study is based on change in PCWP vs baseline compared to placebo. The HELP Study utilizes a double-blind randomized design following five weekly infusions of levosimendan. The primary endpoint data will be available once the HELP Study data is unblinded.

The HELP Study design is novel in several respects. To date, no other multi-center levosimendan study has evaluated levosimendan in heart failure patients with preserved ejection fraction (HFpEF) or pulmonary hypertension patients with heart failure and preserved ejection fraction (PH-HFpEF). Instead, all previous levosimendan heart failure studies have enrolled heart failure patients with reduced ejection fraction (HFrEF), which specifically excluded HFpEF patients. Also, the HELP Study utilizes a unique 24-hour weekly infusion regimen of 0.075- 0.1µm/kg/min. Finally, the HELP Study employs a unique home-based IV infusion administration via an ambulatory infusion pump. This home-based weekly IV administration is unlike all other chronic dosing studies of levosimendan that have typically employed a shorter duration and less frequent infusion regimen administered in a hospital setting.  Despite the unique patient population, weekly dosing, and home-based administration, there have been no reported serious adverse events reported for the first 30 randomized patients.

Investigator reported open-label data from the HELP Study has provided encouraging preliminary signs of efficacy during the initial lead-in infusion phase of the trial. The open-label lead-in infusion phase is designed to identify responders prior to randomization. To date, 80-85% of patients have met the lead infusion responder criteria. Analysis of investigator reported data following the 24-hour open-label levosimendan lead-in infusion for the first 30 evaluable responders indicated the following mean changes in exercise hemodynamics: PCWP of –7.5mm Hg, exercise right atrial pressure of -5.0mm Hg,  mean pulmonary arterial pressure (mPAP) of -5.1 mm Hg and an increase in cardiac output of 0.6 liter/min. All of these improvements in exercise hemodynamics were found to be statistically significant via paired t-test P<0.01.

We believe that the combination of the unique HELP Study patient population, innovative weekly 24-hour dosing, unique home-based site of administration, and novel findings of efficacy and safety in PH-HFpEF patients represent unique discoveries and significant intellectual property. These discoveries, among others from the HELP Study, form the basis for a US patent application that we have filed.

Additionally, our Board of Directors continues to review strategic alternatives focused on maximizing stockholder value. This process may not result in any transaction and we do not intend to disclose additional details unless and until we determine further disclosure is appropriate or required.

Opportunities and Trends

The continued spread of COVID-19 globally could adversely affect our ability to recruit and retain patients, principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, or if the patients become infected with COVID-19 themselves, which would delay our ability to complete our phase 2 clinical trial or release clinical trial results.

As we focus on the development of our existing product candidate, we also continue to position ourselves to execute upon licensing and other partnering opportunities. To do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our collaborative research development and partner relationships.

During 2020, we are focused on the following initiatives:

-
Working with collaborators and partners to accelerate product development, reduce our development costs, and broaden our commercialization capabilities; and
-
Identifying strategic alternatives, including, but not limited to, the potential acquisition of additional products or product candidates.

Financial Overview

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the years ended December 31, 2019 and 2018, respectively, are as follows:

	For the year ended December 31,		Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Personnel costs	$2,782,798	$3,473,068	$(690,270)	(20)%
Legal and professional fees	1,545,890	1,386,299	159,591	12%
Other costs	602,611	650,513	(47,902)	(7)%
Facilities	152,812	144,100	8,712	6%

Personnel costs:

Personnel costs decreased approximately $690,000 for the year ended December 31, 2019 compared to the prior year. This decrease was due primarily to a reduction of approximately $473,000 in bonuses paid in the prior year that were not incurred in the current year as well as a reduction of approximately $386,000 for the vested value of stock-based compensation in the current year as compared to the prior year, partially offset by an increase of approximately $169,000 in salaries and benefits paid due primarily to the salary of the CEO not incurred in the prior year.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, recruiting costs, consulting fees and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees increased approximately $160,000 for the year ended December 31, 2019 compared to the prior year. This increase was due primarily to increases in costs incurred for legal fees and investor relations services, partially offset by a reduction in consulting costs, accounting fees, and Board of Directors costs.

-
Legal fees increased approximately $227,000 in the current year as compared to the prior year. This increase was due primarily to approximately $273,000 in costs incurred for arbitration in the current year that were not incurred in the prior year, partially offset by a reduction in fees paid for filings associated with our Special Meeting of Stockholders and registration statements in the prior year that were not incurred in the current year.
-
Investor relations costs increased approximately $146,000 in the current year as compared to the prior year. This increase was primarily due to fees paid to a third-party investor relations firm in the current year that was not engaged during the prior year as well as fees paid for communication and shareholder outreach efforts in the current year that were not incurred in the prior year.
-
Accounting fees decreased approximately $24,000 in the current year as compared to the prior year. This decrease was due primarily to the costs incurred for the filings associated with our registration statements in the prior year that were not incurred in the current year.
-
Consulting costs decreased approximately $85,000 in the current year as compared to the prior year. This decrease was due primarily to recruiting costs of approximately $28,000, approximately $39,000 in costs associated with market research and approximately $18,000 in payments to our scientific advisory board members in the prior year which were not incurred in the current year.
-
Capital market expenses decreased approximately $71,000 in the current year as compared to the prior year. This decrease was due primarily to the Special Meeting of Shareholders and the costs associated with the proxy solicitation services in the prior year that were not incurred in the current year.
-
Board of Directors fees decreased approximately $34,000 in the current year as compared to the prior year. This decrease was due primarily the transition of a director to CEO and a reduction in the recognized expense for the vesting of outstanding stock options in the current year as compared to the prior year.

Other costs:

Other costs include costs incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. The approximately $48,000 decrease in other costs for the current year as compared to the prior year was due primarily to decreases of approximately $34,000 in travel costs, approximately $30,000 in relocation costs and approximately $20,000 for bank fees in the current year as compared to the prior year, partially offset by an increase of approximately $19,000 in franchise taxes paid and general increases in costs incurred for information technology and other miscellaneous expenses in the current year as compared to the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the years ended December 31, 2019 and 2018.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the years ended December 31, 2019 and 2018, respectively, are as follows:

	For the year ended December 31,		Increase/	% Increase/
	2019	2018	(Decrease)	(Decrease)
Clinical and preclinical development	$3,217,596	$1,022,035	$2,195,561	215%
Personnel costs	215,907	193,036	22,871	12%
Other costs	21,050	17,295	3,755	22%
Consulting	16,600	6,934	9,666	139%

Clinical and preclinical development:

Clinical and preclinical development costs include, primarily, the costs associated with our Phase 2 HELP Study for levosimendan, which was initiated during fiscal year 2018. The increase of approximately $2.2 million in clinical and preclinical development costs for the year ended December 31, 2019 compared to the prior year was primarily due to an increase of approximately $875,000 in expenditures for CRO costs and clinical research associates to manage the Phase 2 HELP Study, as well as an increase of approximately $1.4 million in the direct costs associated with clinical site activations and enrolled patient costs, partially offset by a decrease of approximately $82,000 in formulation development incurred in the prior year that was not incurred in the current year.

Personnel costs:

Personnel costs increased approximately $23,000 for the year ended December 31, 2019 primarily due to an increase in headcount in the current year as compared to the prior year.

Other costs:

Other costs remained relatively consistent for the years ended December 31, 2019 and 2018.

Consulting fees:

Consulting fees remained relatively consistent for the years ended December 31, 2019 and 2018.

Other income, net

Other income and expense include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the years ended December 31, 2019 and 2018, respectively, is as follows:

	For the year ended December 31,		(Increase)/
	2019	2018	Decrease
Other income, net	$(160,901)	$(79,835)	$(81,066)

Other income increased approximately $81,000 for the year ended December 31, 2019 compared to the prior year. This increase is due primarily to an increase in the interest earned on our investment in marketable securities.

During the year ended December 31, 2019, we recorded interest income of approximately $146,000 from our investments in marketable securities. This income is derived from approximately $144,000 in bond interest paid and approximately $2,000 in fair-value adjustments for the year, which compares to approximately $171,000 in bond interest paid, partially offset by approximately $91,000 in charges for amortization of premiums paid and fair-value adjustments during the prior year.

Liquidity, capital resources and plan of operation

We have incurred losses since our inception and as of December 31, 2019, we had an accumulated deficit of approximately $236 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $6,180,829 and $13,320,240 and working capital of $3,648,434 and $11,754,571 as of December 31, 2019 and December 31, 2018, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

Clinical and Preclinical Product Development

We are currently conducting a Phase 2 clinical trial of levosimendan in North America for the treatment of pulmonary hypertension. Our ability to continue to pursue development of our product beyond the third quarter of calendar year 2020 will depend on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining any necessary resources.

The continued spread of COVID-19 globally could adversely affect our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, or if the patients become infected with COVID-19 themselves, which would delay our ability to complete our clinical trials or release clinical trial results. See ITEM 1A – RISK FACTORS above for additional discussion.

Financings

On March 11, 2020, we entered into a definitive agreement with a single healthcare-focused institutional investor for the issuance and sale of 750,000 shares of our common stock at a purchase price of $1.1651 per share and pre-funded warrants to purchase up to 1,610,313 shares of common stock, at a purchase price of $1.1650 per pre-funded warrant (which represents the per share offering price for the common stock less $0.0001, the exercise price of each pre-funded warrant), for gross proceeds of approximately $2.75 million, in a registered direct offering priced at-the-market under Nasdaq rules. Additionally, in a concurrent private placement, we also agreed to issue to the investor unregistered warrants to purchase up to 2,360,313 shares of common stock. The unregistered warrants have an exercise price of $1.04 per share and exercise period commencing immediately upon the issuance date and a term of five and one-half years. The offering closed on March 13, 2020.

We agreed to pay H.C. Wainwright & Co., LLC, or the Placement Agent, a cash fee equal to 7.5% of the gross proceeds of the March 2020 offering, totaling approximately $206,250. We also agreed to pay the Placement Agent $75,000 for non-accountable expenses, a management fee equal to 1.0% of the gross proceeds and up to $12,900 for clearing fees. In addition, we issued designees of the Placement Agent warrants to purchase 177,023 shares of common stock (representing 7.5% of the aggregate number of shares of common stock (or common stock equivalents) sold in the March 2020 offering). The Placement Agent warrants have substantially the same terms as the unregistered warrants, except that the Placement Agent warrants have an exercise price equal to $1.4564, or 125% of the offering price per share of common stock, and will be exercisable for five years from the effective date of the March 2020 offering.

The shares of common stock and pre-funded warrants offered in the registered direct offering (including the shares of common stock underlying the pre-funded warrants) were offered and sold pursuant to a “shelf” registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (SEC) on May 23, 2018. The unregistered warrants described above were offered in a private placement under Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder and, along with the shares of common stock underlying the warrants, have not been registered under the Securities Act, or applicable state securities laws. The net proceeds from the March 2020 offering, after deducting placement agent fees and other direct offering expenses, were approximately $2.125 million. We intend to use the net proceeds to further our clinical trials of levosimendan, for research and development and general corporate purposes, including working capital and potential acquisitions.

On December 7, 2018, we entered into an underwriting agreement with Ladenburg Thalmann & Co. Inc., or the Underwriter, pursuant to which we agreed to issue and sell 5,181,346 units, or the Units, with each Unit consisting of (a) one share of Series A convertible preferred stock, par value $0.0001 per share, or the Series A Preferred Stock, (b) a two-year warrant to purchase one share of common stock, exercisable at a price of $1.93, or the Series 1 Warrants, and (c) a five-year warrant to purchase one share of common stock, exercisable at a price of $1.93, or the Series 2 Warrants, with each Unit to be offered at an offering price of $1.93 per Unit. The initial conversion price of the Series A Preferred Stock is $1.93 per share. We agreed to pay the Underwriter an aggregate fee equal to 8.0% of the gross proceeds received in the offering and to reimburse the Underwriter for up to $95,000 of expenses incurred by the Underwriter in connection with the offering. The offering closed on December 11, 2018.

We offered the Units pursuant to a registration statement on Form S-1, which was declared effective by the SEC on December 7, 2018.

The net proceeds from the offering, after deducting Underwriter fees and other direct offering expenses was approximately $9 million. We have been using the net proceeds to further our clinical trials and efforts to obtain regulatory approval of levosimendan, for research and development and for general corporate purposes, including working capital and potential acquisitions.

We have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, debt securities, warrants to purchase shares of common stock or preferred stock or debt securities, and units consisting of any combination of the foregoing types of securities, up to a total of $75.0 million (of which approximately $72.3 million remains available), but not to exceed one-third of our public float in any 12-month period. As of March 25, 2020, our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) is $4.1 million. Our ability to issue securities under the shelf registration statement is also subject to market conditions.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	For the year ended December 31,
	2019	2018
Net cash used in operating activities	$(7,556,177)	$(5,499,461)
Net cash (used in) provided by investing activities	(1,651)	7,354,798
Net cash provided by financing activities	96,500	8,907,174

Net cash used in operating activities.  Net cash used in operating activities was approximately $7.6 million for the year ended December 31, 2019 compared to net cash used in operating activities of approximately $5.5 million for the year ended December 31, 2018. The increase in cash used for operating activities was due primarily to an increase in our accrued costs related to the Phase 2 clinical trial for levosimendan in the current period.

Net cash (used in) provided by investing activities. Net cash used in investing activities was approximately $2,000 for the year ended December 31, 2019 compared to approximately $7.4 million provided for the year ended December 31, 2018. The decrease in cash provided by investing activities was primarily due to a decrease in the sale of marketable securities in the current period.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $97,000 for the year ended December 31, 2019 compared to approximately $9 million for the year ended December 31, 2018. The decrease in cash provided by financing activities resulted from the closing of the offering of Series A Preferred Stock, the Series 1 Warrants and the Series 2 Warrants in the prior year compared to an exercise of warrants in the current year.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements will depend on many factors that include, but are not limited to the following:

-	the initiation, progress, timing and completion of clinical trials for our product candidate and potential product candidates;
-	the outcome, timing and cost of regulatory approvals and the regulatory approval process;
-
delays that may be caused by the global coronavirus pandemic. The continued spread of COVID-19 globally could adversely affect our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, or if the patients become infected with COVID-19 themselves, which would delay our ability to complete our phase 2 clinical trial or release clinical trial results;

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

Based on our working capital at December 31, 2019 and the net proceeds from our March 2020 offering, we believe we have sufficient capital on hand to continue to fund operations through the third quarter of calendar year 2020.

We will need substantial additional capital in the future in order to complete the regulatory approval and commercialization of levosimendan and to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses. As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our December 31, 2019 Consolidated Financial Statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and make it more difficult to obtain financing.

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

Stock-Based Compensation—We account for stock-based awards to employees in accordance with Accounting Standards Codification, or ASC, 718, Compensation — Stock Compensation, which provides for the use of the fair value-based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of equity securities are determined by management based predominantly on the trading price of our common stock. The values of these awards are based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the reward.

We account for equity instruments issued to non-employees in accordance with ASC 505-50, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued an accounting standard intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740, Income Taxes and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. We are currently evaluating this standard, but we do not believe the adoption of the new guidance will have a material impact on our consolidated financial statements.

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

We adopted this standard on January 1, 2019, using the required modified-retrospective approach as of the effective date. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We made an accounting policy election to account for leases with an initial term of 12 months or less similar to previous guidance for operating leases, under which we recognize those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. Results for the year ended December 31, 2018 continue to be reported in accordance with historical accounting under previous lease guidance, the ASC Topic 840, Leases.

In June 2016, the FASB issued an accounting standard that amends how credit losses are measured and reported for certain financial instruments that are not accounted for at fair value through net income. This standard requires that credit losses be presented as an allowance rather than as a write-down for available-for-sale debt securities and will be effective for interim and annual reporting periods beginning January 1, 2023, with early adoption permitted. A modified retrospective approach is to be used for certain parts of this guidance, while other parts of the guidance are to be applied using a prospective approach. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements and related disclosures.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8—CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TENAX THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Tenax Therapeutics, Inc.
Raleigh, North Carolina

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tenax Therapeutics, Inc. and Subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A and Note B to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note A and Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Raleigh, North Carolina
March 30, 2020

TENAX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$4,905,993	$12,367,321
Marketable securities	493,884	494,633
Prepaid expenses	780,952	458,286
Total current assets	6,180,829	13,320,240
Right of use asset	169,448	-
Property and equipment, net	6,559	8,525
Other assets	8,435	8,435
Total assets	$6,365,271	$13,337,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,661,054	$749,814
Accrued liabilities	871,341	815,855
Total current liabilities	2,532,395	1,565,669
Lease liability	60,379	-
Total liabilities	2,592,774	1,565,669

Commitments and contingencies; see Note E
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares; See Note D
Series A Preferred stock, par value $.0001, issued 5,181,346 shares; outstanding 38,606 and 2,854,593, respectively	4	285
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 6,741,860 and 3,792,249, respectively	674	379
Additional paid-in capital	239,939,797	239,572,094
Accumulated other comprehensive gain	458	516
Accumulated deficit	(236,168,436)	(227,801,743)
Total stockholders’ equity	3,772,497	11,771,531
Total liabilities and stockholders' equity	$6,365,271	$13,337,200

The accompanying notes are an integral part of these Consolidated Financial Statements

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2019	2018

Operating expenses
General and administrative	$5,084,111	$5,653,980
Research and development	3,471,153	1,239,300
Total operating expenses	8,555,264	6,893,280

Net operating loss	8,555,264	6,893,280

Other income, net	(160,901)	(79,835)
Deemed dividend on preferred stock	-	7,330,604
Net loss	$8,394,363	$14,144,049

Unrealized loss (gain) on marketable securities	58	(16,709)
Total comprehensive loss	$8,394,421	$14,127,340

Net loss per share, basic and diluted	$(1.35)	$(9.04)
Weighted average number of common shares outstanding, basic and diluted	6,195,444	1,564,773

The accompanying notes are an integral part of these Consolidated Financial Statements

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Accumulated other comprehensive		Total
	Number of		Number of		paid-in	gain	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	(loss)	deficit	equity
Balance at December 31, 2017	-	$-	1,411,840	$141	$222,397,198	$(16,193)	$(213,499,285)	$8,881,861
Preferred stock sold, net of offering costs	5,181,346	518			8,906,656			8,907,174
Common stock issued for convertible preferred stock	(2,326,753)	(233)	2,326,753	233				-
Compensation on options and restricted stock issued			37,420	4	645,193			645,197
Common stock issued for services rendered			10,241	1	100,361			100,362
Deemed dividend on preferred stock					7,330,604			7,330,604
Unrealized gain on marketable securities						16,709		16,709
Fractional shares of common stock due to reverse stock split			5,995					-
Adoption of ASU 2017-11: Reclassification of equity related financial instruments					192,082		(158,409)	33,673
Net loss							(14,144,049)	(14,144,049)
Balance at December 31, 2018	2,854,593	$285	3,792,249	$379	$239,572,094	$516	$(227,801,743)	$11,771,531
Compensation on options and restricted stock issued			12,195	1	171,215			171,216
Common stock issued for services rendered			71,429	7	99,993			100,000
Common stock issued for convertible preferred stock	(2,815,987)	(281)	2,815,987	282				1
Exercise of warrants			50,000	5	96,495			96,500
Adoption of ASC Topic 842: Leases							27,670	27,670
Unrealized loss on marketable securities						(58)		(58)
Net loss							(8,394,363)	(8,394,363)
Balance at December 31, 2019	38,606	$4	6,741,860	$674	$239,939,797	$458	$(236,168,436)	$3,772,497

The accompanying notes are an integral part of these Consolidated Financial Statements

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,394,363)	$(14,144,049)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,017	9,016
Amortization of right of use asset	102,262	-
Loss (gain) on disposal of property and equipment	522	-
Issuance and vesting of compensatory stock options and warrants	171,216	316,260
Issuance of common stock as compensation	-	190,083
Issuance of common stock for services rendered	100,000	100,362
Deemed dividend on preferred stock	-	7,330,604
Amortization of premium on marketable securities	(1,230)	91,511
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(322,666)	(122,605)
Accounts payable and accrued liabilities	883,042	729,357
Long term portion of lease liability	(99,977)	-
Net cash used in operating activities	(7,556,177)	(5,499,461)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(618,100)	(493,822)
Sale of marketable securities	620,023	7,856,215
Purchase of property and equipment	(3,574)	(7,595)
Net cash (used in) provided by investing activities	(1,651)	7,354,798

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of warrants	96,500	-
Proceeds for issuance of convertible preferred stock, net of issuance costs	-	8,907,174
Net cash provided by financing activities	96,500	8,907,174

Net change in cash and cash equivalents	(7,461,328)	10,762,511
Cash and cash equivalents, beginning of period	12,367,321	1,604,810
Cash and cash equivalents, end of period	$4,905,993	$12,367,321

Non-cash financing activity
Adoption of ASU 2017-11: Reclassification of equity related financial instruments	$-	$33,673

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

Going Concern

Management believes the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $236,168,436 and $227,801,743 at December 31, 2019 and 2018, respectively, and used cash in operations of $7,556,177 and $5,499,461 during the years ended December 31, 2019 and 2018, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying December 31, 2019 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Cash Concentration Risk

The Federal Deposit Insurance Corporation (the “FDIC”) insurance limits are $250,000 per depositor per insured bank. The Company had cash balances of $4,533,976 and $11,876,765 uninsured by the FDIC as of December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

The Company has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. The Company had total current assets of $6,180,829 and $13,320,240 and working capital of $3,648,434 and $11,754,571 as of December 31, 2019 and 2018, respectively.

Cash resources, including the fair value of the Company’s available for sale marketable securities as of December 31, 2019 were approximately $5.4 million, compared to approximately $12.9 million as of December 31, 2018.

The Company expects to continue to incur expenses related to development of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates. Based on its resources at December 31, 2019, and including the net proceeds from its March 2020 offering, the Company believes that it has sufficient capital to fund its planned operations through the third quarter of calendar year 2020. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The continued spread of COVID-19 globally could adversely affect the Company’s clinical trial operations, including its ability to recruit and retain patients, principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, or if the patients become infected with COVID-19 themselves, which would delay the Company’s ability to complete its phase 2 clinical trial or release its clinical trial results.

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

Research and Development Costs

Research and development costs include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) depreciation and other allocated expenses, which include direct and allocated expenses for equipment, laboratory and other supplies. All research and development expenses are expensed as incurred.

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

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with ASC 718, Compensation — Stock Compensation, which provides for the use of the fair value-based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of equity securities are determined by management based predominantly on the trading price of the Company’s common stock. The values of these awards are based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the reward.

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505-50, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest.

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

	Year ended December 31,
	2019	2018

Warrants to purchase common stock	10,519,945	10,690,718
Options to purchase common stock	244,206	241,735
Convertible preferred shares outstanding	38,606	2,854,593
Restricted stock grants	-	19,914

Operating Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in operating lease right-of-use assets, other current liabilities, and long-term lease liabilities in the Company’s consolidated balance sheet as of December 31, 2019. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses the incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. The Company’s leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that the Company will exercise any such option. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected to account for leases with an initial term of 12 months or less similar to previous guidance for operating leases, under which the Company will recognize those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.

Prior period amounts continue to be reported in accordance with the Company’s historic accounting under previous lease guidance, see “Recent Accounting Pronouncements” below, for more information about the impact of the adoption of the new lease standard.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued an accounting standard intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740, Income Taxes and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. The Company is currently evaluating this standard, but it does not believe the adoption of the new guidance will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued an accounting standard that amends how credit losses are measured and reported for certain financial instruments that are not accounted for at fair value through net income. This standard requires that credit losses be presented as an allowance rather than as a write-down for available-for-sale debt securities and will be effective for interim and annual reporting periods beginning January 1, 2023, with early adoption permitted. A modified retrospective approach is to be used for certain parts of this guidance, while other parts of the guidance are to be applied using a prospective approach. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

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

The Company adopted this standard on January 1, 2019, using the required modified-retrospective approach as of the effective date. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows it to carryforward the historical lease classification. The Company made an accounting policy election to account for leases with an initial term of 12 months or less similar to previous guidance for operating leases, under which the Company recognizes those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. Results for the year ended December 31, 2018 continue to be reported in accordance with historical accounting under previous lease guidance, ASC Topic 840, Leases.

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

Fair Value

The Company determines the fair value of its financial assets and liabilities in accordance with the ASC 820, Fair Value Measurements. The Company’s balance sheet includes the following financial instruments: cash and cash equivalents, investments in marketable securities and warrant liabilities. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments.

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

The Company recognized a gain of $66 and a loss of $10,439 for the years ended December 31, 2019 and 2018, respectively.

Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. At December 31, 2019, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments is classified as Level 2 in the fair value hierarchy as defined in GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	December 31, 2019
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value
Corporate debt securities	$490,741	$2,687	$555	$(99)	$493,884
Total investments	$490,741	$2,687	$555	$(99)	$493,884

The following table summarizes the scheduled maturity for the Company’s investments at December 31, 2019 and 2018, respectively:

	December 31, 2019	December 31, 2018
Maturing in one year or less	$493,884	$494,633
Maturing after one year through three years	-	-
Total investments	$493,884	$494,633

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018:

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2019	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$4,905,993	$4,905,993	$-	$-
Marketable securities	$493,884	$-	$493,884	$-

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2018	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$12,367,321	$12,367,321	$-	$-
Marketable securities	$494,633	$-	$494,633	$-

There were no significant transfers between levels during the year ended December 31, 2019.

NOTE C—BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment consist of the following:

	December 31, 2019	December 31, 2018
Office furniture and fixtures	$130,192	$130,192
Computer equipment and software	80,669	96,593
Laboratory equipment	-	354,861
	210,861	581,646
Less: Accumulated depreciation	(204,302)	(573,121)
	$6,559	$8,525

Depreciation and amortization expense were $5,017 and $9,015 for the years ended December 31, 2019 and 2018, respectively.

Accrued liabilities

Accrued liabilities consist of the following:

	December 31, 2019	December 31, 2018
Operating costs	$426,115	$244,456
Lease liability	111,353	-
Employee related	333,873	571,399
	$871,341	$815,855

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

During the years ended December 31, 2019 and 2018, 2,815,987 and 2,326,753 shares of Series A Stock were converted into 2,815,987 and 2,326,753 shares of common stock, respectively.

As of December 31, 2019, there were 38,606 shares of Series A Stock outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of December 31, 2019, and December 31, 2018 there were 6,741,860 and 3,792,249 shares of common stock issued and outstanding, respectively.

Warrants

Series 1 Warrants

As part of the offering of Series A Stock, the Company issued 5,181,346 Series 1 Warrants at an exercise price of $1.93 per share and contractual term of two years. In accordance with ASC 480, these warrants are classified as equity and their relative fair-value of $2,621,809 was recognized as a deemed dividend on the Series A Stock during the year ended December 31, 2018. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

During the year ended December 31, 2019, the Company received $96,500 and issued 50,000 shares upon the exercise of outstanding Series 1 Warrants.

As of December 31, 2019, there were 5,131,346 Series 1 Warrants outstanding .

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

As of December 31, 2019, all 5,181,349 Series 2 Warrants remain outstanding.

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

As of December 31, 2019, all 207,253 of these Underwriter warrants remain outstanding.

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

During the year ended December 31, 2019, all of the 1,250 previously outstanding service agreement warrants expired unexercised.

Series D Warrant

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

The Series D Warrant was exercisable beginning on the date of issuance and expired on August 22, 2019.  The exercise price and the number of shares issuable upon exercise of Series D Warrant was subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock, and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders.  In addition, if stockholder approval for the transaction was obtained, the Series D Warrant would be subject to anti-dilution provisions until such time that for 25 trading days during any 30 consecutive trading day period, the volume weighted average price of the Company’s common stock exceeded $130.00 and the daily dollar trading volume exceeds $350,000 per trading day.

The Series D Warrant was issued and sold without registration under the Securities Act in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.  Accordingly, OXBT Fund could exercise the Series D Warrant and sell the Series D Stock and underlying shares only pursuant to an effective registration statement under the Securities Act covering the resale of those securities, an exemption under Rule 144 under the Securities Act or another applicable exemption under the Securities Act.

During the year ended December 31, 2019, all of the 107,488 previously outstanding Series D Warrants expired unexercised.

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

During the year ended December 31, 2019, all of the 12,035 previously outstanding Series C Warrants expired unexercised

The following table summarizes the Company’s warrant activity for the years ended December 31, 2019 and December 31, 2018:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2017	120,773	$52.29
Issued	10,569,945	1.94
Outstanding at December 31, 2018	10,690,718	$2.45
Exercised	(50,000)	1.93
Expired	(120,773)	47.30
Outstanding at December 31, 2019	10,519,945	$1.94

Stock Options

The following table summarizes all options outstanding as of December 31, 2019:

	Options Outstanding at December 31, 2019		Options Exercisable and Vested at December 31, 2019
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price
$1.72 to $11.20	68,500	8.2	23,500	$7.78
$41.40 to $96.40	40,251	5.4	35,377	$58.25
$113.00 to $860.00	135,413	0.3	68,423	$114.68
$1,012.00 to $2,580.00	42	0.5	42	$1,580.00
	244,206	3.4	127,342	$79.76

The following table summarizes options outstanding that have vested and are expected to vest based on options outstanding as of December 31, 2019:

	Number of Option Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life (Years)
Vested	127,342	$79.76	$-	3.4
Vested and expected to vest	231,355	$74.91	$-	3.5

(1)
Amount represents the difference between the exercise price and $1.41, the closing price of Tenax Therapeutics’ stock on December 31, 2019, as reported on the Nasdaq Capital Market, for all in-the-money options outstanding.

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

The following table summarizes the shares available for grant under the Plan for the years ended December 31, 2019 and 2018:

Shares Available for Grant
Balances, at December 31, 2017	150,000
Options granted	(50,000)
Balances, at December 31, 2018	100,000
Additional shares reserved	600,000
Options granted	(2,500)
Balances, at December 31, 2019	697,500

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

The following table summarizes the outstanding stock options under the 2016 Plan for the years ended December 31, 2019 and 2018:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances at December 31, 2017	-	$-
Options granted	50,000	$6.10
Balances at December 31, 2018	50,000	$6.10
Options granted	2,500	$1.72
Balances at December 31, 2019	52,500	$5.89	$-(1)

(1)
Amount represents the difference between the exercise price and $1.41, the closing price of Tenax Therapeutics’ stock on December 31, 2019, as reported on the Nasdaq Capital Market, for all in-the-money options outstanding.

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company used the following assumptions to estimate the fair value of options granted under the 2016 Plan for the years ended December 31, 2019 and 2018:

	For the year ended December 31,
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
Forfeitures
As stock-based compensation expense recognized in the statement of operations for the years ended December 31, 2019 and 2018 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2019 and 2018 was $1.47 and $5.20, respectively.

The Company recorded compensation expense for these stock options grants of $92,919 and $89,194 for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, there were unrecognized compensation costs of approximately $72,000 related to non-vested stock option awards under the 2016 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.35 years.

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

The following table summarizes the outstanding stock options under the 1999 Plan for the years ended December 31, 2019 and 2018:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances at December 31, 2017	188,744	$95.24
Options granted	3,000	$6.23
Options cancelled	(9)	$2,760.00
Balances at December 31, 2018	191,735	$93.72
Options cancelled	(29)	$2,203.00
Balances at December 31, 2019	191,706	$93.40	$-(1)

(1)
Amount represents the difference between the exercise price and $1.41, the closing price of Tenax Therapeutics’ stock on December 31, 2019, as reported on the Nasdaq Capital Market, for all in-the-money options outstanding.

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company used the following assumptions to estimate the fair value of options granted under the 1999 Plan for the year ended December 31, 2018:

For the year ended December 31, 2018

Risk-free interest rate (weighted average)	2.91%
Expected volatility (weighted average)	102.63%
Expected term (in years)	7
Expected dividend yield	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.
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
Forfeitures
As stock-based compensation expense recognized in the statement of operations for the years ended December 31, 2019 and 2018 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2018 was $5.19.

The Company recorded compensation expense for these stock options grants of $78,297 and $227,066 for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, there were unrecognized compensation costs of approximately $40,000 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.9 years. Additionally, there were unrecognized compensation costs of approximately $5.9 million related to non-vested stock option awards subject to performance-based vesting milestones with a weighted average remaining life of four months. As of December 31, 2019, none of these milestones have been achieved.

Restricted Stock Grants

The following table summarizes the outstanding restricted stock under the 1999 Plan for the years ended December 31, 2019 and 2018:

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at December 31, 2017	-	$-
Restricted stock granted	85,900	$5.82
Restricted stock vested	(37,420)	$5.69
Restricted stock cancelled	(28,566)	$5.66
Balances, at December 31, 2018	19,914	$6.29
Restricted stock vested	(12,195)	$6.28
Restricted stock cancelled	(7,719)	$6.27
Balances at December 31, 2019	-	$-

The Company recorded no compensation expense for these restricted stock grants for the year ended December 31, 2019, and $250,009 for the year ended December 31, 2018.

As of December 31, 2019, there were no unrecognized compensation costs related to the non-vested restricted stock grants.

NOTE E—COMMITMENTS AND CONTINGENCIES

Operating Leases

As described above in “NOTE B- SUMMARY OF CRITICAL ACCOUNTING POLICIES”, the Company adopted ASC 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840.

In January 2011, the Company entered into the Lease with Concourse Associates, LLC for office facilities located at the premises in Morrisville, North Carolina (the “Lease”).  The Lease was amended in August 2015 to extend the term for the 5,954 square foot rental.  The current term began on March 1, 2016 and continues for 64 months to September 30, 2021. Rent payments began on July 1, 2016, following the conclusion of a four-month rent abatement period.  The Company has two five-year options to extend the Lease and a one-time option to terminate the Lease 36 months after the commencement of the initial term if no additional space (“Expansion Space”) became available; none of these optional periods have been considered in the determination of the right-of-use asset or the lease liability for the Lease as the Company did not consider it reasonably certain that it would exercise any such options.  The Lease further provides that the Company is obligated to pay to the landlord certain variable costs, including taxes and operating expenses. The Company also has a right of first offer to lease the Expansion Space, of no less than 1,000 square feet, as that additional space becomes available adjacent to the premises over the remainder of the initial term of the Lease, at the same rate per square foot as the current premises, with an extension of the term of 60 additional months starting at the commencement date of acquiring the Expansion Space.

The Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and determined that, except for the Lease described above, none of the Company’s contracts contain a lease.

The balance sheet classification of our lease liabilities was as follows:

	December 31, 2019	December 31, 2018
Current portion included in accrued liabilities	$111,353	$-
Long term lease liability	60,379	-
	$171,732	$-

As of December 31, 2019, the maturities of our operating lease liabilities were as follows:

Year ending December 31,
2020	$121,084
2021	61,803
Total lease payments	$182,887
Less: Imputed interest	(11,155)
Operating lease liability	$171,732

Simdax license agreement

On November 13, 2013, the Company acquired, through its wholly owned subsidiary, Life Newco, that certain License Agreement (the “License”), dated September 20, 2013 by and between Phyxius and Orion Corporation, a global healthcare company incorporated under the laws of Finland (“Orion”), and that certain Side Letter, dated October 15, 2013 by and between Phyxius and Orion. The License grants the Company an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimendan (the “Product”) in the United States and Canada (the “Territory”) from Orion.  Pursuant to the License, the Company must use Orion’s “Simdax®” trademark to commercialize the Product.  The License also grants to the Company a right of first refusal to commercialize new developments of the Product, including developments as to the formulation, presentation, means of delivery, route of administration, dosage or indication, i.e. line extension products.  Orion’s ongoing role under the License includes sublicense approval, serving as the sole source of manufacture, holding a first right to enforce intellectual property rights in the Territory, and certain regulatory participation rights.  Additionally, the Company must grant back to Orion a broad non-exclusive license to any patents or clinical trial data related to the Product developed by the Company under the License.  The License has a fifteen-year term, provided, however, that the License will continue after the end of the 15-year term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country.

Pursuant to the terms of the License, the Company paid to Orion a non-refundable up-front payment in the amount of $1.0 million.  The License also includes the following development milestones for which the Company shall make non-refundable payments to Orion no later than 28 days after the occurrence of the applicable milestone event: (i) $2.0 million upon the grant of FDA approval, including all registrations, licenses, authorizations and necessary approvals, to develop and/or commercialize the Product in the United States; and (ii) $1.0 million upon the grant of regulatory approval for the Product in Canada. Once commercialized, the Company is obligated to make certain non-refundable commercialization milestone payments to Orion, aggregating up to $13.0 million, contingent upon achievement of certain cumulative net sales amounts in the Territory.  The Company must also pay Orion tiered royalties based on net sales of the Product in the Territory made by the Company and its sublicensees. After the end of the term of the License, the Company must pay Orion a royalty based on net sales of the Product in the Territory for as long as the Company sells the Product in the Territory.

As of December 31, 2019, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

In June 2019, Orion filed a request for arbitration against the Company seeking a declaration regarding the correct interpretation of the line extension provisions of the License and whether or not such provisions apply to the oral form of levosimendan recently developed by Orion.  Additionally, Orion requested the Company reimburse Orion for all legal fees associated with the arbitration. The Company submitted its response to the request for arbitration and rejected Orion’s position that the oral formation was not a line extension product under the License and requested Orion reimburse the Company for all legal fees associated with the arbitration.

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

For the years ended December 31, 2019 and 2018, the Company recorded $68,587 and $63,647 for matching contributions expense, respectively.

NOTE G—INCOME TAXES

The Company has not recorded any income tax expense (benefit) for the period ended December 31, 2019 due to its history of net operating losses.

The reconciliation of income tax expense (benefit) at the statutory federal income tax rate of 21% for the periods ended December 31, 2019 and December 31, 2018 is as follows:

	December 31,
	2019	2018
U.S. federal tax benefit at statutory rate	$(1,762,816)	$(2,970,250)
State income tax benefit, net of federal benefit	(165,789)	(246,376)
Stock compensation	37,761	68,249
Interest	-	1,667,118
Other nondeductible, including goodwill impairment	1,373	1,257
Change in state tax rate	27,945	45,864
Change in the federal tax rate	-	-
Federal and state net operating loss adjustments	234,659	451,652
Other, including effect of tax rate brackets	(17,043)	(31,810)
Change in valuation allowance	1,643,910	1,014,296
	$-	$-

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31,
Deferred Tax Assets	2019	2018
Net operating loss carryforwards	$34,933,500	$33,283,250
Accruals and other	498,572	509,069
Capital loss carryforwards	16,908	16,708
Valuation allowance	(35,440,205)	(33,796,295)
Net deferred tax assets	8,775	12,732
Deferred Tax Liabilities
Other liabilities	(8,775)	(12,732)
Net Deferred Tax Liabilities	$-	$-

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time that it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced. The net increase in the valuation allowance during 2019 was approximately $1.6 million.

As of December 31, 2019, the Company had federal and state net operating loss carryforwards of approximately $145.1 million and $117.5 million available to offset future federal and state taxable income, respectively. Federal net operating losses of $130.4 million begin to expire in 2021, while the remaining $14.7 million carryforward indefinitely. State net operating losses begin to expire in 2024.

Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of the net operating losses before utilization.

Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain income tax positions at December 31, 2019.

The Company files U.S. and state income tax returns with varying statutes of limitations. The tax years 2001 and forward remain open to examination due to the carryover of unused net operating losses or tax credits.

NOTE H—SUBSEQUENT EVENTS

On March 11, 2020, the Company entered into a definitive agreement with a single healthcare-focused institutional investor for the issuance and sale of 750,000 shares of its common stock at a purchase price of $1.1651 per share and pre-funded warrants to purchase up to 1,610,313 shares of its common stock, at a purchase price of $1.1650 per pre-funded warrant (which represents the per share offering price for the common stock less the $0.0001, the exercise price of each pre-funded warrant), for gross proceeds of approximately $2.75 million, in a registered direct offering priced at-the-market under Nasdaq rules. Additionally, in a concurrent private placement, the Company also agreed to issue to the investor unregistered warrants to purchase up to 2,360,313 shares of its common stock. The unregistered warrants have an exercise price of $1.04 per share and exercise period commencing immediately upon the issuance date and a term of five and one-half years. The offering closed on March 13, 2020.

The Company agreed to pay H.C. Wainwright & Co., LLC (the “Placement Agent”), a cash fee equal to 7.5% of the gross proceeds of the offerings, totaling approximately $206,250. The Company also agreed to pay the Placement Agent $75,000 for non-accountable expenses, a management fee equal to 1.0% of the gross proceeds and up to $12,900 for clearing fees. In addition, the Company issued designees of the Placement Agent warrants to purchase 177,023 shares of common stock (representing 7.5% of the aggregate number of shares of common stock (or common stock equivalents) sold in the offerings). The Placement Agent warrants have substantially the same terms as the unregistered warrants, except that the Placement Agent warrants have an exercise price equal to $1.4564, or 125% of the offering price per share of common stock, and will be exercisable for five years from the effective date of the offerings.

The shares of common stock and pre-funded warrants offered in the registered direct offering (including the shares of common stock underlying the pre-funded warrants) were offered and sold by the Company pursuant to a “shelf” registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (the “SEC”) on May 23, 2018. The unregistered warrants described above were offered in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder and, along with the shares of common stock underlying the warrants, have not been registered under the Securities Act, or applicable state securities laws.

The net proceeds from the offerings, after deducting placement agent fees and other direct offering expenses were approximately $2.125 million. The Company intends to use the net proceeds to further its clinical trials of levosimendan, for research and development and general corporate purposes, including working capital and potential acquisitions.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

From time to time, we may review and make changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal control over financial reporting and which do not have a material effect on our overall internal control over financial reporting. During the three months ended December 31, 2019, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in its 2013 Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

ITEM 9B—OTHER INFORMATION

There is no information to report under this item for the quarter ended December 31, 2019.

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2019.

ITEM 11— EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2019.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2019.

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2019.

ITEM 14— PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2019.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1) The Consolidated Financial Statements and information listed below are included in this report in Part II, Item 8.

-	Report of Independent Registered Public Accounting Firm.
-	Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018.
-	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019 and 2018.
-	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018.
-	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018.
-	Notes to the Consolidated Financial Statements.

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

10.4	1999 Amended Stock Plan (as amended and restated in 2008) (incorporated herein by reference to Exhibit 10.15 to our annual report on Form 10-K with the SEC on August 13, 2008) +

10.5	Amendment No. 1 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan (incorporated herein by reference to Exhibit 10.19 to our annual report on Form 10-K filed with the SEC on July 29, 2014) +

10.6	Amendment No. 2 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan (incorporated herein by reference to Exhibit 10.20 to our annual report on Form 10-K filed with the SEC on July 29, 2014) +

10.7	Form of Option issued to Executive Officers and Directors (incorporated herein by reference to Exhibit 10.5 to our annual report on Form 10-K filed with the SEC on August 13, 2004) +

10.8	Form of Option issued to Employees (incorporated herein by reference to Exhibit 10.6 to our annual report on Form 10-K filed with the SEC on August 13, 2004) +

10.9	Form of Option Agreement with Form of Notice of Grant (incorporated herein by reference to Exhibit 10.9 to our annual report on Form 10-K filed with the SEC on March 16, 2017) +

10.10	2016 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on August 9, 2016) +

10.11	Amendment No. 1 to 2016 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on August 14, 2019) +

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

10.17	Employment Agreement with Anthony DiTonno dated June 1, 2018 (incorporated herein by reference to Exhibit 10.36 to our annual report on Form 10-K filed with the SEC on July 15, 2011) +

10.18	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.36 to our annual report on Form 10-K filed with the SEC on July 15, 2011) +

10.19
Description of Non-Employee Director Compensation, effective June 15, 2015 (incorporated herein by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on September 9, 2015) +

10.20	Lease Agreement for North Carolina corporate office (incorporated herein by reference to Exhibit 10.6 to our quarterly report on Form 10-Q filed with the SEC on March 21, 2011)

10.21	First Amendment to Lease Agreement for North Carolina corporate office (incorporated herein by reference to Exhibit 10.74 to our transition report on Form 10-KT filed with the SEC on March 14, 2016)

10.22	Task Order between the Company and NextPharma, dated November 15, 2011 (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on November 16, 2011)

10.23	Fluoromed Supply Agreement (incorporated herein by reference to Exhibit 10.62 to our annual report on Form 10-K filed with the SEC on July 25, 2012)

10.24
License and Supply Agreement dated February 5, 2013, between Oxygen Biotherapeutics, Inc. and Valor SA (incorporated herein by reference to Exhibit 10.60 to our annual report on Form 10-K filed with the SEC on July 29, 2014)

10.25
License Agreement dated September 20, 2013 by and between Phyxius Pharma, Inc. and Orion Corporation (incorporated herein by reference to Exhibit 10.3 to our quarterly report on Form 10-Q filed with the SEC on March 17, 2014)**

10.26
Sales Agreement dated as of February 23, 2015, between Tenax Therapeutics, Inc. and Cowen and Company, LLC (incorporated herein by reference to Exhibit 10.72 to our annual report on Form 10-K filed with the SEC on July 14, 2015)

10.27	Representative’s Warrant to Purchase Shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on December 11, 2018)

10.28	Form of Warrant to Purchase Shares of Common Stock (incorporated herein by reference to Exhibit 4.3 to our current report on Form 8-K filed with the SEC on December 11, 2018)

10.29	Warrant Agency Agreement (incorporated herein by reference to Exhibit 4.4 to our current report on Form 8-K filed with the SEC on December 11, 2018)

21.1	Subsidiaries of Tenax Therapeutics, Inc. (incorporated herein by reference to Exhibit 21.1 to our annual report on Form 10-K filed with the SEC on July 14, 2015)

23.1	Consent of Independent Registered Public Accounting Firm*

24.1	Power of Attorney (contained on signature page)*

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

TENAX THERAPEUTICS, INC.

Date: March 30, 2020	By:	/s/ Michael B. Jebsen
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

Name	Title	Date

/s/ Anthony DiTonno	Chief Executive Officer and Director	March 30, 2020
Anthony DiTonno	(Principal Executive Officer)

/s/ Michael B. Jebsen	Chief Financial Officer	March 30, 2020
Michael B. Jebsen	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ronald R. Blanck	Director	March 30, 2020
Ronald R. Blanck, DO

/s/ Gregory Pepin	Director	March 30, 2020
Gregory Pepin

/s/ James Mitchum	Director	March 30, 2020
James Mitchum

/s/ Chris A. Rallis	Director	March 30, 2020
Chris A. Rallis

/s/ Gerald Proehl	Director	March 30, 2020
Gerald Proehl