Form 10-Q
period 2020-03-31
TENAX THERAPEUTICS, INC.
filed 2020-05-15
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

As of May 11, 2020, the registrant had outstanding 9,218,556 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,358,679	$4,905,993
Marketable securities	498,535	493,884
Prepaid expenses	941,144	780,952
Total current assets	5,798,358	6,180,829
Right of use asset	142,607	169,448
Property and equipment, net	5,446	6,559
Other assets	8,435	8,435
Total assets	$5,954,846	$6,365,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,805,926	$1,661,054
Accrued liabilities	699,525	871,341
Total current liabilities	2,505,451	2,532,395
Lease liability	30,743	60,379
Total liabilities	2,536,194	2,592,774

Commitments and contingencies; see Note 6
Stockholders' equity
Preferred stock, undesignated, authorized 9,999,790 shares; See Note 7
Series A Preferred stock, par value $.0001, issued and outstanding 210 and 38,606, respectively	-	4
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 8,008,243 and 6,741,860, respectively	801	674
Additional paid-in capital	242,242,095	239,939,797
Accumulated other comprehensive (loss) gain	(1,164)	458
Accumulated deficit	(238,823,080)	(236,168,436)
Total stockholders’ equity	3,418,652	3,772,497
Total liabilities and stockholders' equity	$5,954,846	$6,365,271

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Operating expenses
General and administrative	$1,322,959	$1,179,009
Research and development	1,342,526	482,767
Total operating expenses	2,665,485	1,661,776

Net operating loss	2,665,485	1,661,776

Other income, net	(10,841)	(44,331)
Net loss	$2,654,644	$1,617,445

Unrealized loss (gain) on marketable securities	1,622	(1,289)
Total comprehensive loss	$2,656,266	$1,616,156

Net loss per share, basic and diluted	$(0.38)	$(0.33)
Weighted average number of common shares outstanding, basic and diluted	6,974,387	4,887,075

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2018	2,854,593	$285	3,792,249	$379	$239,572,094	$516	$(227,801,743)	$11,771,531
Compensation on options and restricted stock issued			12,195	1	60,294			60,295
Common stock issued for convertible preferred stock	(2,299,990)	(230)	2,299,990	230				-
Exercise of warrants			50,000	5	96,495			96,500
Adoption of ASC Topic 842: Leases							27,670	27,670
Unrealized gain on marketable securities						1,289		1,289
Net loss							(1,617,445)	(1,617,445)
Balance at March 31, 2019	554,603	$55	6,154,434	$615	$239,728,883	$1,805	$(229,391,518)	$10,339,840

Balance at December 31, 2019	38,606	$4	6,741,860	$674	$239,939,797	$458	$(236,168,436)	$3,772,497
Common stock and pre-funded warrants sold, net of offering costs			750,000	75	2,129,930			2,130,005
Compensation on options issued					72,376			72,376
Common stock issued for services rendered			77,987	8	99,992			100,000
Common stock issued for convertible preferred stock	(38,396)	(4)	38,396	4				-
Exercise of warrants			400,000	40	-			40
Unrealized loss on marketable securities						(1,622)		(1,622)
Net loss							(2,654,644)	(2,654,644)
Balance at March 31, 2020	210	$-	8,008,243	$801	$242,242,095	$(1,164)	$(238,823,080)	$3,418,652

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,654,644)	$(1,617,445)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,113	1,114
Amortization of right of use asset	26,841	24,823
Loss on disposal of property and equipment	-	522
Issuance and vesting of compensatory stock options and warrants	72,376	60,295
Issuance of common stock for services rendered	25,000	-
Amortization of premium on marketable securities	58	(475)
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(85,192)	91,157
Accounts payable and accrued liabilities	(26,945)	(668,915)
Long term portion of lease liability	(29,636)	(23,887)
Net cash used in operating activities	(2,671,029)	(2,132,811)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(146,298)	(70,231)
Sale of marketable securities	139,968	65,000
Purchase of property and equipment	-	(3,574)
Net cash used in investing activities	(6,330)	(8,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds for issuance of common stock and pre-funded warrants, net of issuance costs	2,130,005	-
Proceeds from the exercise of warrants	40	96,500
Net cash provided by financing activities	2,130,045	96,500

Net change in cash and cash equivalents	(547,314)	(2,045,116)
Cash and cash equivalents, beginning of period	4,905,993	12,367,321
Cash and cash equivalents, end of period	$4,358,679	$10,322,205

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet on December 31, 2019 has been derived from the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2019. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) rules and regulations. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of results for the full year or any other future periods. As such, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Going Concern

Management believes the accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $238,823,080 on March 31, 2020 and $236,168,436 on December 31, 2019 and used cash in operations of $2,671,029 and $2,132,811 during the three months ended March 31, 2020 and 2019, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying March 31, 2020 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Liquidity and Management’s Plan

On March 31, 2020, the Company had cash and cash equivalents, including the fair value of its marketable securities, of approximately $4.9 million. The Company used $2.7 million of cash for operating activities during the three months ended March 31, 2020 and had stockholders’ equity of $3.4 million, versus $3.8 million on December 31, 2019.

The Company expects to continue to incur expenses related to development of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates. Based on its resources at March 31,2020, the Company believes that it has sufficient capital to fund its planned operations through the third quarter of calendar year 2020. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The continued spread of COVID-19 globally could adversely affect the Company's ability to retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, some of these investigators and site staff may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede movement or interrupt healthcare services, or if they become infected with COVID-19 themselves, which would delay the Company’s ability to complete its phase 2 clinical trial or release clinical trial results.

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

	Three months ended March 31,
	2020	2019
Warrants to purchase common stock	14,362,007	10,640,718
Options to purchase common stock	581,694	241,735
Convertible preferred shares outstanding	210	554,603

Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in operating lease right-of-use assets, other current liabilities, and long-term lease liabilities in the Company’s condensed consolidated balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses the incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. The Company’s leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that the Company will exercise any such option. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected to account for leases with an initial term of 12 months or less similar to previous guidance for operating leases, under which the Company will recognize those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.

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

NOTE 3. FAIR VALUE

The Company determines the fair value of its financial assets and liabilities in accordance with the Accounting Standards Codification (“ASC”) 820 Fair Value Measurements. The Company’s balance sheet includes the following financial instruments: cash and cash equivalents, investments in marketable securities, and warrant liabilities. The Company considers the carrying amount of its cash and cash equivalents to approximate fair value due to the short-term nature of these instruments.

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

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in other income in the condensed consolidated statements of comprehensive loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. As of March 31, 2020, the Company believes that the costs of its investments are recoverable in all material respects.

The following table summarizes the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments is classified as Level 2 in the fair value hierarchy as defined in GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	March 31, 2020
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value
Corporate debt securities	$496,101	$3,596	$424	$(1,586)	$498,535
Total investments	$496,101	$3,596	$424	$(1,586)	$498,535

All of the Company’s investments have scheduled maturities of less than one year as of March 31, 2020 and December 31, 2019.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

		Fair Value Measurements at Reporting Date Using
	Balance as of March 31, 2020	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$4,358,679	$4,358,679	$-	$-
Marketable securities	$498,535	$-	$498,535	$-

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2019	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$4,905,993	$4,905,993	$-	$-
Marketable securities	$493,884	$-	$493,884	$-

There were no significant transfers between levels in the three months ended March 31, 2020.

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment consist of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Office furniture and fixtures	$57,951	$130,192
Computer equipment and software	22,280	80,669
	80,231	210,861
Less: Accumulated depreciation	(74,785)	(204,302)
	$5,446	$6,559

Depreciation expense was approximately $1,100 for each of the three months ended March 31, 2020 and 2019.

Accrued liabilities

Accrued liabilities consist of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Operating costs	$503,023	$426,115
Lease liability	114,350	111,353
Employee related	82,152	333,873
	$699,525	$871,341

NOTE 5. LEASE

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

The balance sheet classification of our lease liabilities was as follows:

	March 31, 2020	December 31, 2019
Current portion included in accrued liabilities	$114,350	$111,353
Long term lease liability	30,743	60,379
	$145,093	$171,732

As of March 31, 2020, the maturities of our operating lease liabilities were as follows:

Year ending December 31,
2020	$91,185
2021	61,803
Total lease payments	$152,988
Less: Imputed interest	(7,895)
Operating lease liability	$145,093

Operating lease liabilities are based on the net present value of the remaining Lease payments over the remaining Lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the Lease commencement date. As of March 31, 2020, the remaining Lease term is 1.25 years and the discount rate used to determine the operating lease liability was 8.0%. For the three months ending March 31, 2020, the Company paid $30,550 in total lease expenses, including $651 for common area maintenance charges.

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

As of March 31, 2020, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

In June 2019, Orion filed a request for arbitration against the Company seeking a declaration regarding the correct interpretation of the line extension provisions of the License and whether or not such provisions apply to the oral form of levosimendan recently developed by Orion. Additionally, Orion requested the Company reimburse Orion for all legal fees associated with the arbitration. The Company submitted its response to the request for arbitration and rejected Orion’s position that the oral formation was not a line extension product under the License and requested Orion reimburse the Company for all legal fees associated with the arbitration. The hearing on this matter was held before the arbitral tribunal on April 7 and April 8, 2020.  The Final Award is to be rendered on or before May 31, 2020.

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

Series A Stock

On December 11, 2018, the Company closed its underwritten offering of 5,181,346 units for net proceeds of approximately $9 million. Each unit consists of (a) one share of the Company’s Series A convertible preferred stock, par value $0.0001 per share (the “Series A Stock”), (b) a two-year warrant to purchase one share of common stock at an exercise price of $1.93 (the “Series 1 Warrants”), and (c) a five-year warrant to purchase one share of common stock at an exercise price of $1.93 (the “Series 2 Warrants”). In accordance with ASC 480, the estimated fair value of $1,800,016 for the beneficial conversion feature was recognized as a deemed dividend on the Series A Stock during the year ended December 31, 2019.

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

As of December 31, 2019, there were 38,606 shares of Series A Stock outstanding. During the three months ended March 31, 2020, an additional 38,396 shares of Series A Stock were converted into 38,396 shares of common stock. As of March 31, 2020, there were 210 shares of Series A Stock outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of March 31, 2020 and December 31, 2019, there were 8,008,243 and 6,741,860 shares of common stock issued and outstanding, respectively.

On March 13, 2020, the Company completed a registered direct offering to a single healthcare-focused institutional investor for the issuance and sale of 750,000 shares of its common stock at a purchase price of $1.1651 per share and pre-funded warrants to purchase up to 1,610,313 shares of its common stock, at a purchase price of $1.1650 per pre-funded warrant (which represents the per share offering price for the common stock less $0.0001, the exercise price of each pre-funded warrant), for gross proceeds of approximately $2.75 million, priced at-the-market under Nasdaq rules. Additionally, in a concurrent private placement, the Company issued to the investor unregistered warrants to purchase up to 2,360,313 shares of its common stock. The unregistered warrants have an exercise price of $1.04 per share and exercise period commencing immediately upon the issuance date and a term of five and one-half years. The net proceeds from the offerings, after deducting placement agent fees and other direct offering expenses were approximately $2.125 million. The fair value allocated to the common stock, warrants and pre-funded warrants was $0.5 million, $1.1 million and $1.1 million, respectively. 400,000 of the pre-funded warrants were exercised during the period ended March 31, 2020.

Warrants

March 2020 Warrants

As part of the March 2020 registered direct offering, the Company issued unregistered warrants to purchase 2,360,313 shares of its common stock at an exercise price of $1.04 per share and contractual term of five and one-half years. The unregistered warrants were offered in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder and, along with the shares of common stock underlying the warrants, have not been registered under the Securities Act, or applicable state securities laws. In accordance with ASC 480, these warrants are classified as equity and their relative fair value of approximately $1.1 million was recognized as additional paid in capital during the quarter ended March 31, 2020. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

Warrants Issued for Services

In connection with the March 2020 offering described above, the Company issued designees of the placement agent warrants to purchase 177,023 shares of common stock at an exercise price of $1.4564 and a contractual term of five years. In accordance with ASC 815, these warrants are classified as equity and its estimated fair value of $66,201 was recognized as additional paid in capital during the quarter ended March 31, 2020. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

In connection with the March 2020 offering described above, the Company issued to its previous underwriter a warrant to purchase 94,413 shares of common stock at an exercise price of $1.4564 per share and contractual term of five years. In accordance with ASC 815, this warrant is classified as equity and its estimated fair-value of $35,308 was recognized as additional paid in capital during the quarter ended March 31, 2020. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

As of March 31, 2020, the Company has 14,362,007 warrants outstanding. The following table summarizes the Company’s warrant activity for the three months ended March 31, 2020.

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2019	10,519,945	$1.94
Issued	4,242,062	0.67
Exercised	(400,000)	0.00
Outstanding at March 31, 2020	14,362,007	$1.62

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

The following table summarizes the shares available for grant under the 2016 Plan for the three months ended March 31, 2020:

Shares Available for Grant
Balances, at December 31, 2019	697,500
Options granted	(337,500)
Balances, at March 31, 2020	360,000

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

The following table summarizes the outstanding stock options under the 2016 Plan for the three months ended March 31, 2020:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2019	52,500	$5.89
Options granted	337,500	$1.18
Balances at March 31, 2020	390,000	$1.81

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock option grants of $60,161 and $29,731 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, there were unrecognized compensation costs of approximately $327,133 related to non-vested stock option awards under the 2016 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.82 years.

The Company used the following assumptions to estimate the fair value of options granted under the 2016 Plan for the three months ended March 31, 2020:

Three months ended March 31, 2020
Risk-free interest rate (weighted average)	1.03%
Expected volatility (weighted average)	97.59%
Expected term (in years)	7
Expected dividend yield	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.

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

Forfeitures
Stock compensation expense recognized in the statements of operations for the three months ended March 31, 2020 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

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

The following table summarizes the outstanding stock options under the 1999 Plan for the three months ended March 31, 2020:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2019	191,706	$93.40
Options cancelled	(12)	$2,258.00
Balances at March 31, 2020	191,694	$93.26

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $12,215 and $30,564 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, there were unrecognized compensation costs of approximately $26,488 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.61 years. Additionally, there were unrecognized compensation costs of approximately $5.9 million related to non-vested stock option awards subject to performance-based vesting milestones. As of March 31, 2020, none of these milestones have been achieved, and are set to expire on April 3, 2020.

NOTE 8. SUBSEQUENT EVENTS

During the period April 2, 2020 through April 20, 2020, the Company received $121 and issued 1,210,313 shares of common stock upon the exercise of its outstanding pre-funded warrants. As of April 20, 2020, there were no pre-funded warrants outstanding.

On April 30, 2020, the Company received a loan pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as administered by the U.S. Small Business Administration (the “SBA”). The loan in the principal amount of $244,657 (the “PPP Loan”) was disbursed by First Horizon Bank (the “Lender”) pursuant to a promissory note issued by the Company (the “Note”).

 The Note has a two-year term and bears interest at a fixed rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness, will commence on December 30, 2020. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations, and material adverse effects. The Company may prepay the principal of the PPP Loan at any time, subject to certain notice requirements.

Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight-week period beginning on the approval date of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Although the Company currently believes that its use of the PPP Loan will meet the conditions for forgiveness of the loan, the Company cannot assure that the PPP Loan will be forgiven, in whole or in part.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, our relationship with Orion, our ability to raise capital, the sufficiency of our cash resources, the impacts of the current COVID-19 pandemic and the eligibility for forgiveness of our loan, or the PPP Loan, received pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as administered by the U.S. Small Business Administration, or the SBA. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report on Form 10-K, and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The HELP Study design is novel in several respects. To date, no other multi-center levosimendan study has evaluated levosimendan in heart failure patients with preserved ejection fraction (HFpEF) or PH-HFpEF patients. Instead, all previous levosimendan heart failure studies have enrolled heart failure patients with reduced ejection fraction (HFrEF), which specifically excluded HFpEF patients. Also, the HELP Study utilizes a unique 24-hour weekly infusion regimen of 0.075- 0.1µm/kg/min. Finally, the HELP Study employs a unique home-based IV infusion administration via an ambulatory infusion pump. This home-based weekly IV administration is unlike all other chronic dosing studies of levosimendan that have typically employed a shorter duration and less frequent infusion regimen administered in a hospital setting. Despite the unique patient population, weekly dosing, and home-based administration, there have been no reported serious adverse events reported.

Investigator reported open-label data from the HELP Study has provided encouraging preliminary signs of efficacy during the initial lead-in infusion phase of the trial. The open-label lead-in infusion phase is designed to identify responders prior to randomization. Approximately 84% of patients met the lead infusion responder criteria. Analysis of investigator reported data following the 24-hour open-label levosimendan lead-in infusion for the 37 evaluable responders indicated the following mean changes in exercise hemodynamics: PCWP of –7.5mm Hg, exercise right atrial pressure of -5.0mm Hg, mean pulmonary arterial pressure (mPAP) of -5.1 mm Hg and an increase in cardiac output of 0.6 liter/min.

First Quarter 2020 Highlights

The following summarizes certain key financial measures for the three months ended March 31, 2020:

●
Cash and cash equivalents, including the fair-value of our marketable securities, were $4.9 million on March 31, 2020.
●
Our net loss from operations was $2.7 million for the first quarter of fiscal 2020 compared to $1.7 million for the three months ended March 31, 2019.
●
Net cash used in operating activities was $2.7 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively.

Opportunities and Trends

The continued spread of COVID-19 globally could adversely affect our ability to retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, some of these investigators and site staff may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede movement or interrupt healthcare services, or if they become infected with COVID-19 themselves, which would delay our ability to complete our Phase 2 HELP Study or release clinical trial results.

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

Financial Overview

Results of Operations- Comparison of the Three Months Ended March 31, 2020 and 2019

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended March 31, 2020 and 2019, respectively, are as follows:

	For the year ended March 31,
	2020	2019	Increase/ (Decrease)	% Increase/ (Decrease)
Personnel costs	$737,269	$713,482	$23,787	3%
Legal and professional fees	357,831	321,282	36,549	11%
Other costs	189,593	107,458	82,135	76%
Facilities	38,266	36,787	1,479	4%

Personnel costs:

Personnel costs remained relatively consistent for the three months ended March 31, 2020 and 2019.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees increased approximately $37,000 for the three months ended March 31, 2020 compared to the same period in the prior year. This increase was due primarily to increases in costs incurred for legal fees and investor relations services, partially offset by overall decreases in accounting and consulting fees.

●
Legal fees increased approximately $29,000 in the current period. This increase was due primarily to costs incurred for arbitration partially offset by a reduction in fees associated with securities filings and other matters in the current period as compared to the same period in the prior year.
●
Investor relations costs increased approximately $19,000 in the current period. This increase was primarily due to fees paid to a third-party investor relations firm in the current period that were not incurred in the same period in the prior year.

Other costs:

Other costs include costs incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. Other costs increased approximately $82,000 for the three months ended March 31, 2020 compared to the same period in the prior year. This increase was due primarily to an increase in the cost of annual insurance premiums and the payment of state franchise taxes in the current period.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the three months ended March 31, 2020 and 2019.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended March 31, 2020 and 2019, respectively, are as follows:

	For the year ended March 31,
	2020	2019	Increase/ (Decrease)	% Increase/ (Decrease)
Clinical and preclinical development	$1,282,662	$419,597	$863,065	206%
Personnel costs	55,143	58,585	(3,442)	(6)%
Other costs	4,721	4,585	136	3%

Clinical and preclinical development:

Clinical and preclinical development costs include, primarily, the costs associated with our Phase 2 HELP Study for levosimendan, which was initiated during fiscal year 2018. The increase of approximately $863,000 in clinical and preclinical development costs for the three months ended March 31, 2020 compared to the same period in the prior year was primarily due to an increase of approximately $470,000 in expenditures for CRO costs and clinical research associates to manage the Phase 2 HELP Study, as well as an increase of approximately $480,000 in enrolled patient costs, partially offset by a reduction of approximately $68,000 in other direct costs associated with clinical site activations and approximately $19,000 in nonclinical development costs for levosimendan subcutaneous formulation as compared to the same period in the prior year.

Personnel costs:

Personnel costs remained relatively consistent for the three months ended March 31, 2020 and 2019.

Other costs:

Other costs remained relatively consistent for the three months ended March 31, 2020 and 2019.

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

Other income and expense, net

Other income and expense include non-operating income and expense items not otherwise recorded in our condensed consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the three months ended March 31, 2020 and 2019, respectively, is as follows:

	For the year ended March 31,
	2020	2019	(Increase)/ Decrease
Other income, net	$(10,841)	$(44,331)	$33,490

Other income decreased approximately $33,000 for the three months ended March 31, 2020 compared to the same period in the prior year. This decrease is due primarily to a decrease in the interest earned on our investment in marketable securities.

During the three months ended March 31, 2020, we recorded interest income of approximately $10,000 from our investments in marketable securities. This income is derived from approximately $10,000 in bond interest paid partially offset by fair-value adjustments measured for the period, which compares to approximately $42,000 in bond interest paid during the same period in the prior year.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception, and as of March 31, 2020 we had an accumulated deficit of approximately $239 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $5,798,358 and $6,180,829 and working capital of $3,292,907 and $3,648,434 as of March 31, 2020 and December 31, 2019, respectively. Based on our working capital and the value of our investments in marketable securities on March 31, 2020, we believe we have sufficient capital to fund our operations through the third quarter of calendar year 2020.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Net cash used in operating activities	$(2,671,029)	$(2,132,811)
Net cash used in investing activities	(6,330)	(8,805)
Net cash provided by financing activities	2,130,045	96,500

Net cash used in operating activities.  Net cash used in operating activities was approximately $2.7 million for the three months ended March 31, 2020 compared to net cash used in operating activities of approximately $2.1 million for the three months ended March 31, 2019. The increase in cash used for operating activities was due primarily to an increase in our costs related to the Phase 2 Help Study in the current period.

Net cash used in investing activities. Net cash used in investing activities was approximately $6,000 for the three months ended March 31, 2020 compared to approximately $9,000 used in the three months ended March 31, 2019. The decrease in cash used in investing activities was primarily due to a decrease in the purchase of marketable securities in the current period.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $2.1 million for the three months ended March 31, 2020 compared to $97,000 for the three months ended March 31, 2019. The increase in cash provided by financing activities was due to the issuance of common stock in the current period.

Recent Development

On April 30, 2020, we received a loan pursuant to the Paycheck Protection Program under the CARES Act, as administered by the SBA. The PPP loan in the principal amount of $244,657 was disbursed by First Horizon Bank, or the Lender, pursuant to a promissory note issued by us, or the Note.

The Note has a two-year term and bears interest at a fixed rate of 1.00% per annum. Monthly principal and interest payments, less the amount of any potential forgiveness (discussed below), will commence on December 30, 2020. We did not provide any collateral or guarantees for the PPP Loan, nor did we pay any facility charge to obtain the PPP Loan. The Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations, and material adverse effects. We may prepay the principal of the PPP Loan at any time, subject to certain notice requirements.

Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight-week period beginning on the approval date of the PPP Loan. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiven amount may be for non-payroll costs. Although we currently believe that our use of the PPP Loan will meet the conditions for forgiveness of the loan, we cannot assure that the PPP Loan will be forgiven, in whole or in part.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements will depend on many factors that include, but are not limited to the following:

●
the initiation, progress, timing and completion of clinical trials for our product candidate and potential product candidates;
●
the outcome, timing and cost of regulatory approvals and the regulatory approval process;
●
delays that may be caused by the global coronavirus pandemic. The continued spread of COVID-19 globally could adversely affect our ability to retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, some of these investigators and site staff may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede movement or interrupt healthcare services, or if they become infected with COVID-19 themselves, which would delay our ability to complete our Phase 2 HELP Study or release clinical trial results;
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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2019. During the three months ended March 31, 2020, there were no material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board, or FASB, issued an accounting standard intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740, Income Taxes and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. We are currently evaluating this standard, but we do not believe the adoption of the new guidance will have a material impact on our consolidated financial statements.

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

Contractual Obligations

There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.
RISK FACTORS

The risks we face have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except as set forth below:

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

The continued spread of COVID-19 globally could adversely affect our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, or if the patients become infected with COVID-19 themselves, which would delay our ability to conduct clinical trials or release clinical trial results. COVID-19 may also affect employees of third-party CROs located in affected geographies that we rely upon to carry out our clinical trials, which could result in inefficiencies due to reductions in staff and disruptions to work environments.

The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates. In addition, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

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

Our PPP Loan may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan.

On April 30, 2020, we received the PPP Loan in the principal amount of $244,657 pursuant to the Paycheck Protection Program under the CARES Act, as administered by the SBA. The PPP Loan matures in April 2022 and has an annual interest rate of 1.00%. Payments of principal and interest are deferred until December 2020. Pursuant to Section 1106 of the CARES Act, we may apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs over the eight-week measurement period following receipt of the loan proceeds.

The SBA continues to develop and issue new and updated guidance regarding the Paycheck Protection Program loan application process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the program. We continue to track the guidance as it is released and assess and re-assess various aspects of its application as necessary based on the guidance. However, in the absence of final guidance or regulations and based on our projected ability to use the loan proceeds for qualifying expenses, we cannot give any assurance that the PPP Loan will be forgiven in whole or in part.

Additionally, the PPP Loan application required us to certify that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that we satisfied all eligibility requirements for the PPP Loan, we are found to have been ineligible to receive the PPP Loan or in violation of any of the laws or regulations that apply to us in connection with the PPP Loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan. In the event that we seek forgiveness of all or a portion of the PPP Loan, we will also be required to make certain certifications which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On April 24, 2020, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), because the minimum bid price of our common stock on the Nasdaq Capital Market has closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days to regain compliance with the minimum bid requirement; however, due to the market disruption caused by the ongoing COVID-19 pandemic, Nasdaq has tolled the requirement for meeting the minimum bid price until June 30, 2020. As such, we have 180 days from July 1, 2020, or until December 28, 2020, to achieve compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days before December 28, 2020.  If we do not regain compliance during this cure period, we expect that Nasdaq will provide written notification to us that our common stock will be delisted. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel.

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

ITEM 6.
EXHIBITS

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

No.	Description

10.1	Note, dated April 30, 2020, between Tenax Therapeutics, Inc. and First Horizon Bank.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENAX THERAPEUTICS, INC.

Date: May 15, 2020	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)