Form 10-Q
period 2020-06-30
TENAX THERAPEUTICS, INC.
filed 2020-08-14
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

As of August 11, 2020, the registrant had outstanding 12,619,369 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,085,305	$4,905,993
Marketable securities	468,218	493,884
Prepaid expenses	660,906	780,952
Total current assets	5,214,429	6,180,829
Marketable securities	10,723	-
Right of use asset	115,225	169,448
Property and equipment, net	4,409	6,559
Other assets	8,435	8,435
Total assets	$5,353,221	$6,365,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,555,038	$1,661,054
Accrued liabilities	524,356	871,341
Note payable	107,606	-
Total current liabilities	2,187,000	2,532,395
Long term liabilities
Note payable	137,051	-
Lease liability	-	60,379
Total long term liabilities	137,051	60,379
Total liabilities	2,324,051	2,592,774

Commitments and contingencies; see Note 7
Stockholders' equity
Preferred stock, undesignated, authorized 9,999,790 shares; See Note 8
Series A Preferred stock, par value $.0001, issued and outstanding 210 and 38,606, respectively	-	4
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 10,095,758 and 6,741,860, respectively	1,010	674
Additional paid-in capital	243,995,716	239,939,797
Accumulated other comprehensive gain	2,074	458
Accumulated deficit	(240,969,630)	(236,168,436)
Total stockholders’ equity	3,029,170	3,772,497
Total liabilities and stockholders' equity	$5,353,221	$6,365,271

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$869,206	$1,170,405	$2,192,165	$2,349,415
Research and development	1,274,837	649,254	2,617,363	1,132,020
Total operating expenses	2,144,043	1,819,659	4,809,528	3,481,435

Net operating loss	2,144,043	1,819,659	4,809,528	3,481,435

Interest expense	406	-	406	-
Other expense (income), net	2,101	(58,122)	(8,740)	(102,453)
Net loss	$2,146,550	$1,761,537	$4,801,194	$3,378,982

Unrealized gain on marketable securities	(3,238)	(474)	(1,616)	(1,763)
Total comprehensive loss	$2,143,312	$1,761,063	$4,799,578	$3,377,219

Net loss per share, basic and diluted	$(0.23)	$(0.28)	$(0.59)	$(0.60)
Weighted average number of common shares outstanding, basic and diluted	9,339,309	6,385,381	8,156,848	5,640,367

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated other		Total
	Number of		Number of		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	capital	gain (loss)	deficit	equity
Balance at December 31, 2018	2,854,593	$285	3,792,249	$379	$239,572,094	$516	$(227,801,743)	$11,771,531
Compensation on options and restricted stock issued			12,195	1	60,294			60,295
Common stock issued for convertible preferred stock	(2,299,990)	(230)	2,299,990	230	-			-
Exercise of warrants			50,000	5	96,495			96,500
Adoption of ASC Topic 842: Leases							27,670	27,670
Unrealized gain on marketable securities						1,289		1,289
Net loss							(1,617,445)	(1,617,445)
Balance at March 31, 2019	554,603	$55	6,154,434	$615	$239,728,883	$1,805	$(229,391,518)	$10,339,840
Compensation on options and restricted stock issued				-	41,666			41,666
Common stock issued for convertible preferred stock	(515,997)	(51)	515,997	52	-			1
Unrealized gain on marketable securities						474		474
Net loss							(1,761,537)	(1,761,537)
Balance at June 30, 2019	38,606	$4	6,670,431	$667	$239,770,549	$2,279	$(231,153,055)	$8,620,444

Balance at December 31, 2019	38,606	$4	6,741,860	$674	$239,939,797	$458	$(236,168,436)	$3,772,497
Common stock and pre-funded warrants sold, net of offering costs			750,000	75	2,129,930			2,130,005
Compensation on options issued				-	72,376			72,376
Common stock issued for services rendered			77,987	8	99,992			100,000
Common stock issued for convertible preferred stock	(38,396)	(4)	38,396	4	-			-
Exercise of warrants			400,000	40	-			40
Unrealized loss on marketable securities						(1,622)		(1,622)
Net loss							(2,654,644)	(2,654,644)
Balance at March 31, 2020	210	$-	8,008,243	$801	$242,242,095	$(1,164)	$(238,823,080)	$3,418,652
Compensation on options issued				-	63,166			63,166
Exercise of warrants			2,087,515	209	1,690,455			1,690,664
Unrealized gain on marketable securities						3,238		3,238
Net loss							(2,146,550)	(2,146,550)
Balance at June 30, 2020	210	$-	10,095,758	$1,010	$243,995,716	$2,074	$(240,969,630)	$3,029,170

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,801,194)	$(3,378,982)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,150	2,400
Interest on debt instrument	406	-
Amortization of right of use asset	54,223	50,132
Loss on disposal of property and equipment	-	522
Issuance and vesting of compensatory stock options and warrants	135,542	101,961
Issuance of common stock for services rendered	50,000	-
Amortization of premium on marketable securities	2,647	(302)
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	170,046	(57,240)
Accounts payable and accrued liabilities	(453,406)	(717,324)
Long term portion of lease liability	(60,379)	(48,747)
Net cash used in operating activities	(4,899,965)	(4,047,580)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(351,138)	(275,435)
Sale of marketable securities	365,049	270,000
Purchase of property and equipment	-	(3,574)
Net cash provided by (used in) investing activities	13,911	(9,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	2,130,005	-
Proceeds from the exercise of warrants	1,690,704	96,500
Proceeds from the issuance of notes payable	244,657	-
Net cash provided by financing activities	4,065,366	96,500

Net change in cash and cash equivalents	(820,688)	(3,960,089)
Cash and cash equivalents, beginning of period	4,905,993	12,367,321
Cash and cash equivalents, end of period	$4,085,305	$8,407,232

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet on December 31, 2019 has been derived from the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2019. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) rules and regulations. Operating results for the three- and six-month period ended June 30, 2020 are not necessarily indicative of results for the full year or any other future periods. As such, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Going Concern

Management believes the accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $241 million on June 30, 2020 and $236 million on December 31, 2019 and used cash in operations of $4.9 million and $4.0 million during the six months ended June 30, 2020 and 2019, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying June 30, 2020 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Liquidity and Management’s Plan

On June 30, 2020, the Company had cash and cash equivalents, including the fair value of its marketable securities, of approximately $4.6 million. The Company used $4.9 million of cash for operating activities during the six months ended June 30, 2020 and had stockholders’ equity of $3.0 million, versus $3.8 million on December 31, 2019.

The Company expects to continue to incur expenses related to development of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates. Based on its resources at June 30, 2020, and including the net proceeds from its July 2020 offering (as discussed in Note 9 below), the Company believes that it has sufficient capital to fund its planned operations through the third quarter of calendar year 2021. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

The continued spread of COVID-19 globally could adversely affect the Company’s ability to retain principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, some of these investigators and site staff may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede movement or interrupt healthcare services, or if they become infected with COVID-19 themselves, which would delay the Company’s ability to complete its phase 2 clinical trial or release clinical trial results.

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

	Six months ended June 30,
	2020	2019

Warrants to purchase common stock	12,274,492	10,640,718
Options to purchase common stock	450,203	244,229
Convertible preferred shares outstanding	210	38,606

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

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in other income in the condensed consolidated statements of comprehensive loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. As of June 30, 2020, the Company believes that the costs of its investments are recoverable in all material respects.

The following table summarizes the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments is classified as Level 2 in the fair value hierarchy as defined in GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	June 30, 2020
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value
Corporate debt securities	$473,421	$3,451	$2,125	$(56)	$478,941
Total investments	$473,421	$3,451	$2,125	$(56)	$478,941

All of the Company’s investments have scheduled maturities of less than one year as of June 30, 2020 and December 31, 2019.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

		Fair Value Measurements at Reporting Date Using
	Balance as of June 30, 2020	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$4,085,305	$4,085,305	$-	$-
Marketable securities	$478,941	$-	$478,941	$-

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2019	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$4,905,993	$4,905,993	$-	$-
Marketable securities	$493,884	$-	$493,884	$-

There were no significant transfers between levels in the six months ended June 30, 2020.

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment consist of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Office furniture and fixtures	$43,034	$130,192
Computer equipment and software	22,280	80,669
	65,314	210,861
Less: Accumulated depreciation	(60,905)	(204,302)
	$4,409	$6,559

Depreciation expense was approximately $1,000 and $1,300 for the three months ended June 30, 2020 and 2019, and approximately $2,200 and $2,400 for the six months ended June 30, 2020 and 2019, respectively.

Accrued liabilities

Accrued liabilities consist of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Operating costs	$285,348	$426,115
Lease liability	117,416	111,353
Employee related	121,592	333,873
	$524,356	$871,341

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

The balance sheet classification of our lease liabilities was as follows:

	June 30, 2020	December 31, 2019
Current portion included in accrued liabilities	$117,416	$111,353
Long term lease liability	-	60,379
	$117,416	$171,732

As of June 30, 2020, the maturities of our operating lease liabilities were as follows:

Year ending December 31,
2020	$60,790
2021	61,803
Total lease payments	$122,593
Less: Imputed interest	(5,177)
Operating lease liability	$117,416

Operating lease liabilities are based on the net present value of the remaining Lease payments over the remaining Lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the Lease commencement date. As of June 30, 2020, the remaining Lease term is 1 year and the discount rate used to determine the operating lease liability was 8.0%. For the six months ending June 30, 2020, the Company paid $65,103 in total lease expenses, including $4,902 for common area maintenance charges.

NOTE 6. NOTE PAYABLE

Payroll Protection Program Loan

On April 30, 2020, the Company received a loan pursuant to the Paycheck Protection Program (the “PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as administered by the U.S. Small Business Administration. The PPP Loan in the principal amount of $244,657 was disbursed by First Horizon Bank (the “Lender”) pursuant to a promissory note issued by us (the “Note”).

The PPP Loan has a two-year term and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred for six months. Beginning November 30, 2020, the Company is required to make monthly payments of principal and interest of approximately $13,672 to the Lender. The Company did not provide any collateral or guarantees for the PPP Loan, nor did the Company pay any facility charge to obtain the PPP Loan. The Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations, and material adverse effects. The Company may prepay the principal of the PPP Loan at any time, subject to certain notice requirements.

Under the terms of the CARES Act, Paycheck Protection Program loan recipients can apply for and be granted forgiveness for all or a portion of a loan granted under the program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The Company is using the proceeds from the PPP Loan to fund payroll costs in accordance with the relevant terms and conditions of the CARES Act. However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained.

As of June 30, 2020, the current and long-term portions of the PPP Loan were $107,606 and $137,051, respectively.

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

As of June 30, 2020, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

On July 3, 2019, Orion filed a request for arbitration against the Company under the Arbitration Rules of the Arbitration Institute of the Stockholm Chamber of Commerce seeking a declaration regarding the correct interpretation of the line extension provisions of the License and whether or not such provisions apply to the oral form of levosimendan recently developed by Orion. Additionally, Orion requested the Company reimburse Orion for all legal fees associated with the arbitration. The Company submitted its response to the request for arbitration July 31, 2019 and rejected Orion’s position that the oral formation was not a line extension product under the License and requested Orion reimburse the Company for all legal fees associated with the arbitration. The hearing on this matter was held before the arbitral tribunal on April 7 and April 8, 2020. The Final Award was issued May 21, 2020 and held in favor of the Company. The tribunal determined that oral levosimendan was a line extension product under the License and ordered Orion to reimburse the Company approximately $358,000 for its direct arbitration costs, including legal fees incurred.

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

As of December 31, 2019, there were 38,606 shares of Series A Stock outstanding. During the six months ended June 30, 2020; an additional 38,396 shares of Series A Stock were converted into 38,396 shares of common stock. As of June 30, 2020, there were 210 shares of Series A Stock outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of June 30, 2020, and December 31, 2019, there were 10,095,758 and 6,741,860 shares of common stock issued and outstanding, respectively.

On March 13, 2020, the Company completed a registered direct offering to a single healthcare-focused institutional investor (the “Investor”) for the issuance and sale of 750,000 shares of its common stock at a purchase price of $1.1651 per share and pre-funded warrants to purchase up to 1,610,313 shares of its common stock, at a purchase price of $1.1650 per pre-funded warrant (which represents the per share offering price for the common stock less $0.0001, the exercise price of each pre-funded warrant), for gross proceeds of approximately $2.75 million, priced at-the-market under Nasdaq rules. Additionally, in a concurrent private placement, the Company issued to the Investor unregistered warrants to purchase up to 2,360,313 shares of its common stock. The unregistered warrants have an exercise price of $1.04 per share and exercise period commencing immediately upon the issuance date and a term of five and one-half years. The net proceeds from the offerings, after deducting placement agent fees and other direct offering expenses were approximately $2.125 million. The fair value allocated to the common stock, warrants and pre-funded warrants was $0.5 million, $1.1 million and $1.1 million, respectively.

During the six months ended June 30, 2020, the Company issued 1,610,313 shares of common stock upon the exercise of all of the pre-funded warrants issued in the offering.

Warrants

March 2020 Warrants

As part of the March 2020 registered direct offering, the Company issued unregistered warrants to purchase 2,360,313 shares of its common stock at an exercise price of $1.04 per share and contractual term of five and one-half years. The unregistered warrants were offered in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder and, along with the shares of common stock underlying the warrants, have not been registered under the Securities Act, or applicable state securities laws. In accordance with ASC 480, these warrants are classified as equity and their relative fair value of approximately $1.1 million was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

Warrants Issued for Services

In connection with the March 2020 offering described above, the Company issued designees of the placement agent warrants to purchase 177,023 shares of common stock at an exercise price of $1.4564 and a contractual term of five years. In accordance with ASC 815, these warrants are classified as equity and its estimated fair value of $66,201 was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

In connection with the March 2020 offering described above, the Company issued to its previous underwriter a warrant to purchase 94,413 shares of common stock at an exercise price of $1.4564 per share and contractual term of five years. In accordance with ASC 815, this warrant is classified as equity and its estimated fair-value of $35,308 was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

On June 2, 2020, the Company received approximately $1.7 million and issued 877,202 shares of common stock upon the exercise of previously outstanding warrants issued in connection with the Company’s December 2018 offering.

As of June 30, 2020, the Company has 12,274,492 warrants outstanding. The following table summarizes the Company’s warrant activity for the six months ended June 30, 2020:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2019	10,519,945	$1.94
Issued	4,242,062	0.67
Exercised	(2,487,515)	0.68
Outstanding at June 30, 2020	12,274,492	$1.76

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

The following table summarizes the shares available for grant under the 2016 Plan for the six months ended June 30, 2020:

Shares Available for Grant
Balances, at December 31, 2019	697,500
Options granted	(340,000)
Balances, at June 30, 2020	357,500

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

The following table summarizes the outstanding stock options under the 2016 Plan for the six months ended June 30, 2020:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2019	52,500	$5.89
Options granted	340,000	$1.18
Balances at June 30, 2020	392,500	$1.81

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock option grants of $52,672 and $16,008 for the three months ended June 30, 2020 and 2019, and $112,833 and $45,739 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, there were unrecognized compensation costs of approximately $269,307 related to non-vested stock option awards under the 2016 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.64 years.

The Company used the following assumptions to estimate the fair value of options granted under the 2016 Plan for the six months ended June 30, 2020:

	For the six months ended June 30,
	2020	2019
Risk-free interest rate (weighted average)	1.03%	2.39%
Expected volatility (weighted average)	97.61%	106.74%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.
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
Forfeitures
Stock compensation expense recognized in the statements of operations for the six months ended June 30, 2020 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

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

The following table summarizes the outstanding stock options under the 1999 Plan for the six months ended June 30, 2020:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2019	191,706	$93.40
Options cancelled	(134,003)	$113.29
Balances at June 30, 2020	57,703	$47.20

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock option grants of $10,494 and $25,658 for the three months ended June 30, 2020 and 2019, and $22,709 and $56,222 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, there were unrecognized compensation costs of approximately $14,696 related to non-vested stock option awards under the 1999 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.56 years.

NOTE 9. SUBSEQUENT EVENTS

On July 6, 2020, the Company entered into a Securities Purchase Agreement for Class C and Class D Units (the “RDO Purchase Agreement”) and a Securities Purchase Agreement for Class E and Class F Units (the “PIPE Purchase Agreement” and, together with the RDO Purchase Agreement, the “Purchase Agreements”) with the Investor, pursuant to which the Company agreed to issue in a registered direct offering 2,523,611 shares of the Company’s common stock, $0.0001 par value per share, at a purchase price of $1.02780 per share and pre-funded warrants (the “Registered Pre-Funded Warrants”) to purchase up to 652,313 shares of common stock at a purchase price of $1.02770 per Registered Pre-Funded Warrant, and issue in a concurrent private placement unregistered pre-funded warrants (the “Unregistered Pre-Funded Warrants”) to purchase up to 4,607,692 shares of common stock at the same purchase price as the Registered Pre-Funded Warrants, and unregistered common stock warrants (the “Unregistered Warrants”) to purchase up to 7,783,616 shares of common stock (such registered direct offering and private placement, collectively, the “Offerings”). The aggregate gross proceeds to the Company of the Offerings was approximately $8.0 million.

The Registered Pre-Funded Warrants and the Unregistered Pre-Funded Warrants have an exercise price of $0.0001 per share of common stock, are immediately exercisable, may be exercised at any time until exercised in full and are subject to customary adjustments. The Unregistered Warrants have an exercise price of $0.903 per share of common stock, are immediately exercisable, will expire five and one-half years from the date of issuance and are subject to customary adjustments.

The Registered Pre-Funded Warrants, the Unregistered Pre-Funded Warrants and Unregistered Warrants may not be exercised if the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with its affiliates) would exceed 19.99% of the Company’s outstanding common stock immediately after exercise. However, the holder may increase or decrease such percentage, provided that in no event such percentage exceeds 19.99%, upon at least 61 days’ prior notice from the holder to the Company.

The Company intends to use the net proceeds of approximately $6.5 million from the Offerings to further its clinical trials of levosimendan, for research and development and for general corporate purposes, including working capital and potential acquisitions.

Also on July 6, 2020 and in connection with the private placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor, pursuant to which the Company agreed to register for resale the shares of the Company’s common stock issuable upon exercise of the Unregistered Pre-Funded Warrants and the Unregistered Warrants (collectively, the “Unregistered Warrant Shares”). Under the Registration Rights Agreement, the Company has agreed to file a registration statement covering the resale by the Investor of the Unregistered Warrant Shares within 120 days following the date of the Registration Rights Agreement.

Under certain circumstances, including, but not limited to, (i) if the registration statement is not filed within the time period specified above or (ii) if the registration statement has not been declared effective (A) by the 120th day after the date of the Registration Rights Agreement (or, in the event of a “full review” by the Securities and Exchange Commission (the “SEC”), the 150th day after the date of the Registration Rights Agreement) or (B) within five trading days following the date the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments then the Company has agreed to pay the Investor, as partial liquidated damages, an amount equal to 1.0% of the Investor’s aggregate subscription amount paid pursuant to the PIPE Purchase Agreement.

Pursuant to the terms of the PIPE Purchase Agreement, the Company agreed to appoint to its Board of Directors two directors designated in writing by a majority in interest of the purchasers named therein (the “Designor”) following the closing of the Offerings. In the event the Designor beneficially holds less than 19.90% but more than 9.99% of the Company’s issued and outstanding common stock, then the Designor shall have the right to designate only one director. On July 20, 2020, Steven J. Boyd and Keith Maher, MD were appointed to the Company’s Board of Directors.

H.C. Wainwright & Co., LLC (the “Placement Agent”) was engaged by the Company to act as its exclusive agent for the Offerings. The Company agreed to pay the Placement Agent a cash fee equal to 7.5% of the gross proceeds received by the Company in the Offerings, totaling approximately $600,000. The Company also agreed to pay the Placement Agent $35,000 for non-accountable expenses, up to $40,000 for fees and expenses of legal counsel and other out-of-pocket expenses, a management fee equal to 1.0% of the gross proceeds raised in the Offerings and up to $12,900 for clearing fees. In addition, the Company has agreed to issue to the Placement Agent or its designees warrants to purchase up to 583,771 shares of common stock (representing 7.5% of the aggregate number of shares of common stock (or common stock equivalents) sold in the Offerings) (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Unregistered Warrants, except that the Placement Agent Warrants have an exercise price equal to $1.2848, or 125% of the offering price per share of common stock, and will be exercisable for five years from the effective date of the Offerings.

The Company offered the shares of common stock and Registered Pre-Funded Warrants in the registered direct offering pursuant to the Company’s registration statement on Form S-3 (File No. 333-224951) filed with the SEC and declared effective by the Commission on May 23, 2018. A prospectus supplement relating to the shares of common stock and the Registered Pre-Funded Warrants offered pursuant to the registered direct offering was filed with the Commission on July 8, 2020.

The issuance and sale of the Unregistered Pre-Funded Warrants, the Unregistered Warrants, the Placement Agent Warrants and the shares of common stock issuable upon exercise of the Unregistered Pre-Funded Warrants, the Unregistered Warrants and Placement Agent Warrants have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), were not offered pursuant to the registration statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, our relationship with Orion Corporation, or Orion, our ability to raise capital, the sufficiency of our cash resources, the impacts of the current COVID-19 pandemic and the eligibility for forgiveness of our loan, or the PPP Loan, received pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as administered by the U.S. Small Business Administration, or the SBA. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report on Form 10-K, and our other filings with the Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

On June 2, 2020, we announced preliminary, top-line data from the study. The primary efficacy analysis, pulmonary capillary wedge pressure (PCWP) during exercise did not demonstrate a statistically significant reduction from baseline. Levosimendan did demonstrate a statistically significant reduction in PCWP compared to baseline (p=<0.0017) and placebo (p=<0.0475) when the measurements at rest, with legs up and on exercise were combined. Levosimendan also demonstrated a statistically significant improvement in 6-minute walk distance (6MWD) as compared to placebo (p=0.0329).

Hemodynamic Results

Hemodynamic measurements were made at rest (supine), after leg raise on a supine bicycle (a test of rapid increase in ventricular filling) and during exercise (25 watts for 3 minutes or until the patient tired). Levosimendan demonstrated a statistically significant reduction in PCWP compared to baseline (p=<0.0017) and placebo (p=<0.0475) when the measurements at rest, with legs up and on exercise were combined. While there was no significant change in PCWP during exercise, patients receiving levosimendan had reductions from baseline at Week 6 in PCWP, pulmonary artery pressure (PAP), and right atrial pressure (RAP) that were significant when patients were “at rest” and/or with their “legs raised” (p<0.05).

Clinical Results (6-Minute Walk Distance)

The clinical efficacy was confirmed by a statistically significant improvement in 6-minute walk distance of 29 meters. (p=0.0329). The 6-minute walk distance was a secondary endpoint in the trial and is a validated and accepted endpoint used in many pulmonary hypertension registration trials. Levosimendan was given in once-weekly home infusions for six weeks.

Safety

The incidence of adverse events (AEs) or serious adverse events (SAEs) between the control and treated groups were similar. In addition, there were no arrhythmias observed, atrial or ventricular, when comparing baseline electrocardiographic monitoring with 72-hour monitoring after five weeks of treatment.

We plan to present the full study results at future medical meetings and will submit a full manuscript of the trial results to a peer-reviewed journal.

Second Quarter 2020 Highlights

The following summarizes certain key financial measures for the three months ended June 30, 2020:

●
Cash and cash equivalents, including the fair-value of our marketable securities, were $4.6 million on June 30, 2020.
●
Our net loss from operations was $2.1 million for the second quarter of fiscal 2020 compared to $1.8 million for the three months ended June 30, 2019.
●
Net cash used in operating activities was $2.2 million and $1.9 million for the three months ended June 30, 2020 and 2019, respectively.

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

Financial Overview

Results of Operations- Comparison of the Three Months Ended June 30, 2020 and 2019

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended June 30, 2020 and 2019, respectively, are as follows:

	Three months ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2020	2019
Personnel costs	$700,737	$632,342	$68,395	11%
Other costs	160,409	172,952	(12,543)	(7)%
Facilities	40,939	40,500	439	1%
Legal and professional fees	(32,879)	324,611	(357,490)	(110)%

Personnel costs:

Personnel costs increased approximately $68,000 for the three months ended June 30, 2020 compared to the same period in the prior year. This increase was due primarily to an increase of approximately $23,000 for the recognized expense for vested employee stock options, an increase of approximately $23,000 in accrued PTO costs and an overall increase of approximately $13,000 in salaries as compared to the same period in the prior year.

Other costs:

Other costs include costs incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. Other costs remained relatively consistent for the three months ended June 30, 2020 and 2019.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the three months ended June 30, 2020 and 2019.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees decreased approximately $357,000 for the three months ended June 30, 2020 compared to the same period in the prior year. This decrease was due primarily to reimbursement of direct costs and legal fees incurred for arbitration proceedings related to our license agreement for levosimendan, and a decrease in costs incurred for investor relations services, partially offset by an increase in legal fees in the current period.

 -
Legal fees decreased approximately $294,000 in the current period. This decrease was due primarily to the reimbursement of approximately $312,000 in costs incurred for arbitration, partially offset by an increase in legal fees associated with our financial and proxy filings in the current period as compared to the same period in the prior year.
 -
Investor relations costs decreased approximately $64,000 in the current period. This decrease was primarily due to fees paid to a third-party investor relations firm for direct outreach and communications in the prior year that were not incurred in the current period.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended June 30, 2020 and 2019, respectively, are as follows:

	Three months ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2020	2019
Clinical and preclinical development	$1,218,156	$591,542	$626,614	106%
Personnel costs	54,193	51,903	2,290	4%
Other costs	2,488	5,809	(3,321)	(57)%

Clinical and preclinical development:

Clinical and preclinical development costs include, primarily, the costs associated with our Phase 2 HELP Study for levosimendan, which was initiated during fiscal year 2018. The increase of approximately $627,000 in clinical and preclinical development costs for the three months ended June 30, 2020 compared to the same period in the prior year was primarily due to an increase of approximately $427,000 in expenditures for CRO costs and clinical research associates to manage the Phase 2 HELP Study, as well as an increase of approximately $230,000 in enrolled patient costs, partially offset by a reduction of approximately $31,000 in other direct costs including clinical site activations as compared to the same period in the prior year.

Personnel costs:

Personnel costs remained relatively consistent for the three months ended June 30, 2020 and 2019.

Other costs:

Other costs remained relatively consistent for the three months ended June 30, 2020 and 2019.

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

Other income and expense, net

Other income and expense include non-operating income and expense items not otherwise recorded in our condensed consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the three months ended June 30, 2020 and 2019, respectively, is as follows:

	Three months ended June 30,		(Increase)/ Decrease
	2020	2019
Other expense (income), net	$2,101	$(58,122)	$60,223

Other income decreased approximately $60,000 for the three months ended June 30, 2020 compared to the same period in the prior year. This decrease is due primarily to a decrease in the interest earned on our investment in marketable securities.

During the three months ended June 30, 2020, we recorded interest income of approximately $3,000 from our investments in marketable securities. This income is derived from approximately $5,000 in bond interest paid partially offset by fair-value adjustments measured for the period, which compares to approximately $42,000 in bond interest paid during the same period in the prior year.

Results of Operations- Comparison of the Six Months Ended June 30, 2020 and 2019

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the six months ended June 30, 2020 and 2019, respectively, are as follows:

	Six months ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2020	2019
Personnel costs	$1,438,007	$1,345,824	$92,183	7%
Other costs	350,002	280,411	69,591	25%
Legal and professional fees	324,951	645,893	(320,942)	(50)%
Facilities	79,205	77,287	1,918	2%

Personnel costs:

Personnel costs increased approximately $92,000 for the six months ended June 30, 2020 compared to the same period in the prior year. This increase was due primarily to an increase of approximately $38,000 for the recognized expense for vested employee stock options, an increase of approximately $25,000 in accrued PTO costs and an overall increase of approximately $25,000 in salaries as compared to the same period in the prior year.

Other costs:

Other costs include costs incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. Other costs increased approximately $70,000 for the six months ended June 30, 2020 compared to the same period in the prior year. This increase was due primarily to an increase in the cost of annual insurance premiums, partially offset by a reduction in travel costs incurred in the current period.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees decreased approximately $321,000 for the six months ended June 30, 2020 compared to the same period in the prior year. This decrease was due primarily to reimbursement of direct costs and legal fees incurred for arbitration proceedings related to our license agreement for levosimendan, and a decrease in costs incurred for investor relations services in the current period.

 -
Legal fees decreased approximately $265,000 in the current period. This decrease was due primarily to the reimbursement of approximately $273,000 in costs incurred for arbitration, partially offset by a slight increase in legal fees associated with our financial and proxy filings in the current period as compared to the same period in the prior year.
 -
Investor relations costs decreased approximately $46,000 in the current period. This decrease was primarily due to fees paid to a third-party investor relations firm for direct outreach and communications in the prior year that were not incurred in the current period.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the six months ended June 30, 2020 and 2019.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the six months ended June 30, 2020 and 2019, respectively, are as follows:

	Six months ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2020	2019
Clinical and preclinical development	$2,500,817	$1,011,139	$1,489,678	147%
Personnel costs	109,336	110,488	(1,152)	(1)%
Other costs	7,210	10,393	(3,183)	(31)%

Clinical and preclinical development:

Clinical and preclinical development costs include, primarily, the costs associated with our Phase 2 HELP Study for levosimendan, which was initiated during fiscal year 2018. The increase of approximately $1.5 million in clinical and preclinical development costs for the six months ended June 30, 2020 compared to the same period in the prior year was primarily due to an increase of approximately $897,000 in expenditures for CRO costs and clinical research associates to manage the Phase 2 HELP Study, as well as an increase of approximately $711,000 in enrolled patient costs, partially offset by a reduction of approximately $100,000 in other direct costs including costs associated with clinical site activations and approximately $20,000 in nonclinical development costs for levosimendan subcutaneous formulation as compared to the same period in the prior year.

Personnel costs:

Personnel costs remained relatively consistent for the six months ended June 30, 2020 and 2019.

Other costs:

Other costs remained relatively consistent for the six months ended June 30, 2020 and 2019.

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

Other income and expense, net

Other income and expense include non-operating income and expense items not otherwise recorded in our condensed consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the six months ended June 30, 2020 and 2019, respectively, is as follows:

	Six months ended June 30,		(Increase)/ Decrease
	2020	2019
Other income, net	$(8,740)	$(102,453)	$93,713

Other income decreased approximately $94,000 for the six months ended June 30, 2020 compared to the same period in the prior year. This decrease is due primarily to a decrease in the interest earned on our investment in marketable securities.

During the six months ended June 30, 2020, we recorded interest income of approximately $13,000 from our investments in marketable securities. This income is derived from approximately $15,000 in bond interest paid partially offset by fair-value adjustments measured for the period, which compares to approximately $85,000 in bond interest paid during the same period in the prior year.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception, and as of June 30, 2020 we had an accumulated deficit of approximately $241 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $5,214,429 and $6,180,829 and working capital of $3,027,429 and $3,648,434 as of June 30, 2020 and December 31, 2019, respectively. Based on our working capital and the value of our investments in marketable securities on June 30, 2020, we believe we have sufficient capital to fund our operations through the third quarter of calendar year 2021.

Cash Flows

Financings

On March 11, 2020, we entered into a definitive agreement with a single healthcare-focused institutional investor, or the Investor, for the issuance and sale of 750,000 shares of our common stock at a purchase price of $1.1651 per share and pre-funded warrants to purchase up to 1,610,313 shares of common stock, at a purchase price of $1.1650 per pre-funded warrant (which represents the per share offering price for the common stock less $0.0001, the exercise price of each pre-funded warrant), for gross proceeds of approximately $2.75 million, in a registered direct offering priced at-the-market under Nasdaq rules. Additionally, in a concurrent private placement, we also agreed to issue to the Investor unregistered warrants to purchase up to 2,360,313 shares of common stock. The unregistered warrants have an exercise price of $1.04 per share and exercise period commencing immediately upon the issuance date and a term of five and one-half years. The offering closed on March 13, 2020.

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

The shares of common stock and pre-funded warrants offered in the registered direct offering (including the shares of common stock underlying the pre-funded warrants) were offered and sold pursuant to a “shelf” registration statement on Form S-3, which was declared effective by the SEC on May 23, 2018. The unregistered warrants described above were offered in a private placement under Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder and, along with the shares of common stock underlying the warrants, have not been registered under the Securities Act, or applicable state securities laws. The net proceeds from the March 2020 offering, after deducting placement agent fees and other direct offering expenses, were approximately $2.125 million. We are using the net proceeds to further our clinical trials of levosimendan, for research and development and general corporate purposes, including working capital and potential acquisitions.

Paycheck Protection Program Loan

On April 30, 2020, we received a loan pursuant to the Paycheck Protection Program, or the PPP Loan, under the CARES Act, as administered by the SBA. The PPP Loan in the principal amount of $244,657 was disbursed by First Horizon Bank, or the Lender, pursuant to a promissory note issued by us, or the Note.

The PPP Loan has a two-year term and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred for six months. Beginning November 30, 2020, we are required to make monthly payments of principal and interest of approximately $13,672 to the Lender. We did not provide any collateral or guarantees for the PPP Loan, nor did we pay any facility charge to obtain the PPP Loan. The Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations, and material adverse effects. We may prepay the principal of the PPP Loan at any time, subject to certain notice requirements.

Under the terms of the CARES Act, Paycheck Protection Program loan recipients can apply for and be granted forgiveness for all or a portion of a loan granted under the program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. We are using the proceeds from the PPP Loan to fund payroll costs in accordance with the relevant terms and conditions of the CARES Act. However, no assurance is provided that forgiveness for any portion of the PPP Loan will be obtained.

As of June 30, 2020, the current and long-term portions of the PPP Loan were $108,012 and $137,051, respectively.

The following table shows a summary of our cash flows for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,
	2020	2019
Net cash used in operating activities	$(4,899,965)	$(4,047,580)
Net cash provided by (used in) investing activities	13,911	(9,009)
Net cash provided by financing activities	4,065,366	96,500

Net cash used in operating activities.  Net cash used in operating activities was approximately $4.9 million for the six months ended June 30, 2020 compared to net cash used in operating activities of approximately $4.0 million for the six months ended June 30, 2019. The increase in cash used for operating activities was due primarily to an increase in our costs related to the Phase 2 Help Study in the current period.

Net cash provided by (used in) investing activities. Net cash provided by investing activities was approximately $14,000 for the six months ended June 30, 2020 compared to approximately $9,000 used in the six months ended June 30, 2019. The increase in cash in investing activities was primarily due to the sale of marketable securities in the current period.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $4.1 million for the six months ended June 30, 2020 compared to $97,000 for the six months ended June 30, 2019. The increase in cash provided by financing activities was due primarily to net proceeds of approximately $2.1 million from the March 2020 offering, the issuance of 877,203 shares of common stock upon the exercise of approximately $1.7 million of outstanding warrants and the receipt of approximately $245,000 under the PPP Loan in the current period.

Recent Development

On July 6, 2020, we entered into a Securities Purchase Agreement for Class C and Class D Units, or the RDO Purchase Agreement, and a Securities Purchase Agreement for Class E and Class F Units, or the PIPE Purchase Agreement and, together with the RDO Purchase Agreement, the Purchase Agreements, with the Investor pursuant to which we agreed to issue in a registered direct offering 2,523,611 shares of the our common stock, $0.0001 par value per share, at a purchase price of $1.02780 per share and pre-funded warrants, or the Registered Pre-Funded Warrants, to purchase up to 652,313 shares of common stock at a purchase price of $1.02770 per Registered Pre-Funded Warrant, and issue in a concurrent private placement unregistered pre-funded warrants, or the Unregistered Pre-Funded Warrants, to purchase up to 4,607,692 shares of common stock at the same purchase price as the Registered Pre-Funded Warrants, and unregistered common stock warrants, or the Unregistered Warrants, to purchase up to 7,783,616 shares of common stock (such registered direct offering and private placement are collectively referred to as the Offerings). The aggregate gross proceeds of the Offerings were approximately $8.0 million.

The Registered Pre-Funded Warrants and the Unregistered Pre-Funded Warrants have an exercise price of $0.0001 per share of common stock, are immediately exercisable, may be exercised at any time until exercised in full and are subject to customary adjustments. The Unregistered Warrants have an exercise price of $0.903 per share of common stock, are immediately exercisable, will expire five and one-half years from the date of issuance and are subject to customary adjustments.

The Registered Pre-Funded Warrants, the Unregistered Pre-Funded Warrants and Unregistered Warrants may not be exercised if the aggregate number of shares of our common stock beneficially owned by the holder (together with its affiliates) would exceed 19.99% of our outstanding common stock immediately after exercise. However, the holder may increase or decrease such percentage, provided that in no event such percentage exceeds 19.99%, upon at least 61 days’ prior notice from the holder to us.

We intend to use the net proceeds of approximately $6.5 million from the Offerings to further our clinical trials of levosimendan, for research and development and for general corporate purposes, including working capital and potential acquisitions.

Also on July 6, 2020 and in connection with the private placement, we entered into a registration rights agreement, or the Registration Rights Agreement, with the Investor, pursuant to which we agreed to register for resale the shares of our common stock issuable upon exercise of the Unregistered Pre-Funded Warrants and the Unregistered Warrants (collectively referred to as the Unregistered Warrant Shares). Under the Registration Rights Agreement, we have agreed to file a registration statement covering the resale by the Investor of the Unregistered Warrant Shares within 120 days following the date of the Registration Rights Agreement.

Under certain circumstances, including, but not limited to, (i) if the registration statement is not filed within the time period specified above or (ii) if the registration statement has not been declared effective (A) by the 120th day after the date of the Registration Rights Agreement (or, in the event of a “full review” by the SEC, the 150th day after the date of the Registration Rights Agreement) or (B) within five trading days following the date we are notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments we have agreed to pay the Investor, as partial liquidated damages, an amount equal to 1.0% of the Investor’s aggregate subscription amount paid pursuant to the PIPE Purchase Agreement.

Pursuant to the terms of the PIPE Purchase Agreement, we agreed to appoint to our Board of Directors two directors designated in writing by a majority in interest of the purchasers named therein, or the Designor, following the closing of the Offerings. In the event the Designor beneficially holds less than 19.90% but more than 9.99% of our issued and outstanding common stock, then the Designor shall have the right to designate only one director. On July 20, 2020, Steven J. Boyd and Keith Maher, MD were appointed to our Board of Directors.

H.C. Wainwright & Co., LLC, or the Placement Agent, was engaged by us to act as our exclusive agent for the Offerings. We agreed to pay the Placement Agent a cash fee equal to 7.5% of the gross proceeds received in the Offerings, totaling approximately $600,000. We also agreed to pay the Placement Agent $35,000 for non-accountable expenses, up to $40,000 for fees and expenses of legal counsel and other out-of-pocket expenses, a management fee equal to 1.0% of the gross proceeds raised in the Offerings and up to $12,900 for clearing fees. In addition, we agreed to issue to the Placement Agent or its designees warrants to purchase up to 583,771 shares of common stock (representing 7.5% of the aggregate number of shares of common stock (or common stock equivalents) sold in the Offerings), or the Placement Agent Warrants. The Placement Agent Warrants have substantially the same terms as the Unregistered Warrants, except that the Placement Agent Warrants have an exercise price equal to $1.2848, or 125% of the offering price per share of common stock, and will be exercisable for five years from the effective date of the Offerings.

We offered the shares of common stock and Registered Pre-Funded Warrants in the registered direct offering pursuant to our registration statement on Form S-3 (File No. 333-224951) filed with the SEC and declared effective by the Commission on May 23, 2018. A prospectus supplement relating to the shares of common stock and the Registered Pre-Funded Warrants offered pursuant to the registered direct offering was filed with the Commission on July 8, 2020.

The issuance and sale of the Unregistered Pre-Funded Warrants, the Unregistered Warrants, the Placement Agent Warrants and the shares of common stock issuable upon exercise of the Unregistered Pre-Funded Warrants, the Unregistered Warrants and Placement Agent Warrants have not been registered under the Securities Act, were not offered pursuant to the registration statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

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
-
the possible costs of litigation.

We believe that our existing cash and cash equivalents, along with our investment in marketable securities, and including the net proceeds from our July 2020 Offerings, will be sufficient to fund our projected operating requirements through the third quarter of calendar year 2021. We will need substantial additional capital in the future in order to complete the development and commercialization of levosimendan and to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Significant Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2019. During the six months ended June 30, 2020, there were no material changes to the critical accounting policies previously disclosed in that report.

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

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

On July 3, 2019, Orion filed a request for arbitration against us under the Arbitration Rules of the Arbitration Institute of the Stockholm Chamber of Commerce seeking a declaration regarding the correct interpretation of the line extension provisions of the License Agreement, or the License, dated September 20, 2013, by and between Phyxius and Orion (which we acquired through our wholly owned subsidiary Life Newco, Inc.), and whether or not such provisions apply to the oral form of levosimendan recently developed by Orion. Additionally, Orion requested we reimburse Orion for all legal fees associated with the arbitration. We submitted our response to the request for arbitration on July 31, 2019 and rejected Orion’s position that the oral formation was not a line extension product under the License and requested Orion reimburse us for all legal fees associated with the arbitration. The hearing on this matter was held before the arbitral tribunal on April 7 and April 8, 2020. The Final Award was issued May 21, 2020 and held in favor of us. The tribunal determined that oral levosimendan was a line extension product under the License and ordered Orion to reimburse us approximately $358,000 for our direct arbitration costs, including legal fees incurred.

There are no other material pending legal proceedings to which we are a party or to which any of our property is subject.

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

On April 30, 2020, we received the PPP Loan in the principal amount of $244,657 pursuant to the Paycheck Protection Program under the CARES Act, as administered by the SBA. The PPP Loan matures in April 2022 and has an annual interest rate of 1.00%. Payments of principal and interest are deferred for six months. Pursuant to Section 1106 of the CARES Act, we may apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs. We cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

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

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On April 24, 2020, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), because the minimum bid price of our common stock on the Nasdaq Capital Market closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we would have had 180 calendar days to regain compliance with the minimum bid requirement; however, due to the market disruption caused by the ongoing COVID-19 pandemic, Nasdaq tolled the requirement for meeting the minimum bid price until June 30, 2020. As such, we would have had 180 days from July 1, 2020, or until December 28, 2020, to achieve compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock had to meet or exceed $1.00 per share for at least ten consecutive business days before December 28, 2020.

On June 2, 2020, we received a letter from Nasdaq notifying us that Nasdaq determined that our stock price traded above at least $1.00 for at least 10 consecutive business days since the April 24, 2020 notice, and therefore, we have regained compliance with Nasdaq listing rule 5550(a)(2).

While we intend to engage in efforts to maintain compliance, and thus maintain our listing, there can be no assurance that we will continue to meet all applicable Nasdaq Capital Market requirements in the future. In the event of future noncompliance, and if Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock; adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline and shareholders may lose some or all of their investment.

We have a significant securityholder, which could exert substantial influence over our business.

As of August 11, 2020, to our knowledge, Armistice Capital, LLC, or Armistice, held 1,523,611 shares of our common stock, warrants to purchase up to 4,145,076 shares of our common stock at an exercise price of $1.93 per share, warrants to purchase up to 2,360,313 shares of our common stock at an exercise price of $1.04 per share, warrants to purchase up to 7,783,616 shares of our common stock at an exercise price of $0.903 per share, and pre-funded warrants to purchase up to 5,260,005 shares of our common stock at an exercise price of $0.0001 per share. In addition, two members of our Board of Directors are affiliates of Armistice. Under the terms of the warrants and pre-funded warrants issued to Armistice, Armistice is not permitted to exercise such warrants to the extent that such exercise would result in Armistice (and its affiliates) beneficially owning more than 19.99% (or 4.99% in the case of the warrants with the $1.04 exercise price per share) of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. After giving effect to the beneficial ownership limitations currently in effect with respect to the warrants and pre-funded warrants held by Armistice to our knowledge, as of August 11, 2020, Armistice beneficially owned 19.99% of our outstanding common stock. If the warrants and pre-funded warrants held by Armistice could be exercised without the beneficial ownership limitations, then as of August 11, 2020, Armistice would have beneficially owned 65.5% of our common stock. Although there are contractual limitations on the beneficial ownership of Armistice, if Armistice were to exercise its warrants for common stock, it could be able to exert substantial influence over our business, including, for example, the ability to delay, defer or prevent a change of control, entrench our management and the Board of Directors or delay or prevent a merger, consolidation or other business combination

ITEM 6.
EXHIBITS

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

No.	Description

4.1	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on March 13, 2020)
4.2	Form of Unregistered Warrant (incorporated herein by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on March 13, 2020)
4.3	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.3 to our current report on Form 8-K filed with the SEC on March 13, 2020)
4.4	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on July 8, 2020)
4.5	Form of Unregistered Warrant (incorporated herein by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on July 8, 2020)
4.6	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.3 to our current report on Form 8-K filed with the SEC on July 8, 2020)
10.1
Form of Securities Purchase Agreement, dated as of March 11, 2020, by and between Tenax Therapeutics, Inc. and the investor named therein (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 13, 2020)

10.2
Note, dated April 30, 2020, between Tenax Therapeutics, Inc. and First Horizon Bank (incorporated herein by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on May 15, 2020)

10.3
Form of Securities Purchase Agreement for Class C Units and Class D Units, dated as of July 6, 2020, by and between Tenax Therapeutics, Inc. and the investor named therein (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 8, 2020)

10.4
Form of Securities Purchase Agreement for Class E Units and Class F Units, dated as of July 6, 2020, by and between Tenax Therapeutics, Inc. and the investor named therein (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on July 8, 2020)

10.5
Form of Registration Rights Agreement, dated as of July 6, 2020, by and between Tenax Therapeutics, Inc. and the investor named therein (incorporated herein by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on July 8, 2020)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2020

TENAX THERAPEUTICS, INC.

By:	/s/ Michael B. Jebsen
Michael B. Jebsen
President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)