Form 10-K
period 2020-12-31
TENAX THERAPEUTICS, INC.
filed 2021-03-31
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission File No. 001-34600

TENAX THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2593535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

ONE Copley Parkway, Suite 490, Morrisville, NC 27560
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, including area code: (919) 855-2100

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,099,973.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of March 25, 2021 was 14,969,312.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2020.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, progress in our product development activities, obtaining financing for operations, development of new technologies and other competitive pressures, legal and regulatory initiatives affecting our products, conditions in the capital markets, and the risks discussed in “Item 1A – Risk Factors” and elsewhere in this report that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed or implied by such forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements represent our views as of the date of this Annual Report on Form 10-K. We undertake no obligation to update any of the forward-looking statements after the date of filing of this report or to conform such statements to actual results, except as may be required by law.

All references in this Annual Report on Form 10-K to the “Company,” “Tenax Therapeutics”, “we”, “our” and “us” means Tenax Therapeutics, Inc.

ITEM 1—BUSINESS

Overview

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

We are a specialty pharmaceutical company focused on identifying, developing and commercializing products that address cardiovascular and pulmonary diseases of high unmet medical need. On November 13, 2013, through our wholly owned subsidiary, Life Newco, Inc., or Life Newco, we acquired a license granting Life Newco an exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada. On October 9, 2020, we entered into an amendment to the license to include two new oral products containing levosimendan, in capsule and solid dosage form, and a subcutaneously administered product containing levosimendan, to the scope of the license, subject to specified limitations.

On January 15, 2021, through our wholly owned subsidiary, Life Newco II, Inc., or Life Newco II, we acquired 100% of the equity of PHPrecisionMed Inc., a Delaware corporation, or PHPM. In accordance with the terms of the merger agreement between Life Newco II and PHPM, Life Newco II merged with and into PHPM, with PHPM surviving as our wholly-owned subsidiary. As a result of the merger, we plan to develop and commercialize pharmaceutical products containing imatinib for the treatment of pulmonary arterial hypertension.

Business Strategy

Our principal business objective is to identify, develop, and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity. The key elements of our business strategy are outlined below.

Efficiently conduct clinical development to establish clinical proof of concept with our current product candidates. Levosimendan and imatinib both represent novel therapeutic modalities for the treatment of pulmonary hypertension and other cardiovascular and pulmonary diseases of high unmet medical need. We are conducting clinical development with the intent to establish proof of concept in several important disease areas where these therapeutics would be expected to have benefit. Our focus is on conducting well-designed studies to establish a robust foundation for subsequent development, partnership and expansion into complementary areas.

Efficiently explore new high potential therapeutic applications, leveraging third-party research collaborations and our results from related areas. Levosimendan has shown promise in multiple disease areas. We are committed to exploring potential clinical indications where our therapies may achieve best-in-class profile, and where we can address significant unmet medical needs. In order to achieve this goal, we have established collaborative research relationships with investigators from research and clinical institutions and our strategic partners. These collaborative relationships have enabled us to cost effectively explore where our product candidates may have therapeutic relevance, and how it may be utilized to advance treatment over current clinical care. Additionally, we believe we will be able to leverage clinical safety data and preclinical results from some programs to support accelerated clinical development efforts in other areas, saving substantial development time and resources compared to traditional drug development.

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
-
Opening of potassium channels in the vasculature smooth muscle, resulting in a vasodilatory effect on all vascular beds.
-
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

The European Society of Cardiology, or the ESC, recommends levosimendan as a preferable agent over dobutamine to reverse the effect of beta blockade if it is thought to be contributing to hypotension. The ESC guidelines also state that levosimendan is not appropriate for patients with systolic blood pressure less than 85mmHg or in patients in cardiogenic shock unless it is used in combination with other inotropes or vasopressors. Other unique properties of levosimendan include sustained efficacy through the formation of a long-acting metabolite, lack of impairment of diastolic function, and evidence of better compatibility with beta blockers than dobutamine.

Levosimendan Development for Pulmonary Hypertension Patients

We recently completed a Phase 2 clinical trial of levosimendan in North America for the treatment of patients with pulmonary hypertension associated with heart failure with preserved ejection fraction, or PH-HFpEF.  PH-HFpEF is defined hemodynamically by a mean pulmonary artery pressure, or mPAP, ≥25 mmHg, and a pulmonary capillary wedge pressure, or PCWP, >15 mmHg. Pulmonary hypertension in these patients is believed to arise from a passive backward transmission of elevated filling pressures from left-sided heart failure. These mechanical components of pulmonary venous congestion may trigger pulmonary vasoconstriction, decreased nitric oxide availability, increased endothelin expression, desensitization to natriuretic peptide induced vasodilation, and vascular remodeling. Over time, these changes often lead to advanced pulmonary arterial and venous disease, increased right ventricle afterload, and right ventricle failure.

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

Published pre-clinical and clinical studies indicate that levosimendan may provide important benefits to patients with pulmonary hypertension. Data from these published trials indicate that levosimendan may reduce pulmonary vascular resistance and improve important cardiovascular hemodynamics such as reduced pulmonary capillary wedge pressure and pulmonary artery pressure in patients with pulmonary hypertension. In addition, several published studies provide evidence that levosimendan may improve right ventricular dysfunction which is a common comorbidity in patients with pulmonary hypertension. While none of these studies have focused specifically on PH-HFpEF patients, the general hemodynamic improvements in these published studies of various types of pulmonary hypertension provide a basis to believe that levosimendan may be beneficial in PH-HFpEF patients.

In March 2018, we met with the United States Food and Drug Administration, or FDA, to discuss development of levosimendan in PH-HFpEF patients. The FDA agreed with our planned Phase 2 design, patient entry criteria, and endpoints. It was agreed the study could be conducted under the existing investigational new drug application with no additional nonclinical studies required to support full development. The FDA recognized there were no approved drug therapies to treat PH-HFpEF patients and acknowledged this provided an opportunity for a limited Phase 3 clinical program. This topic was discussed further at the End-of-Phase 2 Meeting following completion of the Phase 2 study in PH-HFpEF patients, which is known as the HELP Study – Hemodynamic Evaluation of Levosimendan in PH-HFpEF.

We initiated the first of our expected 10-12 HELP Study clinical sites in November 2018 and the first of 37 patients were enrolled in the HELP Study in March 2019. Enrollment in the HELP Study was completed in March 2020. The primary endpoint of the HELP Study was based on the change in PCWP during exercise versus baseline compared to placebo. The HELP Study utilized a double-blind randomized design following five weekly outpatient infusions of levosimendan.

On June 2, 2020, we announced preliminary, top-line data from the study. The primary efficacy analysis, pulmonary capillary wedge pressure (PCWP) during exercise did not demonstrate a statistically significant reduction from baseline. Levosimendan did demonstrate a statistically significant reduction in PCWP compared to baseline (p=<0.0017) and placebo (p=<0.0475) when the measurements at rest, with legs up and on exercise were combined. Levosimendan also demonstrated a statistically significant improvement in 6-minute walk distance as compared to placebo (p=0.0329). These findings from the HELP Study represent important discoveries related to the use of levosimendan in PH-HFpEF patients since this is the first study to evaluate levosimendan in PH-HFpEF patients and this is the first study ever conducted of any therapy in PH-HFpEF patients to show such positive improvements in hemodynamics and 6-minute walk distance.

Hemodynamic Results

Hemodynamic measurements were made at rest (supine), after leg raise on a supine bicycle (a test of rapid increase in ventricular filling) and during exercise (25 watts for 3 minutes or until the patient tired). In the initial open-label phase, 84% of the patients had a significant reduction in right atrial pressure, or RAP, pulmonary artery pressure, or PAP and PCWP at rest and during exercise. In the randomized double-blinded 6-week trial, levosimendan demonstrated a statistically significant reduction in PCWP compared to baseline (p=<0.0017) and placebo (p=<0.0475) when the measurements at rest, with legs up and on exercise were combined. While there was no significant change in PCWP during exercise, patients receiving levosimendan had reductions from baseline at Week 6 in PCWP, PAP, and RAP that were significant when patients were “at rest” and/or with their “legs raised” (p<0.05).

Clinical Results (6-Minute Walk Distance)

The clinical efficacy was confirmed by a statistically significant improvement in 6-minute walk distance of 29 meters (p=0.0329). The 6-minute walk distance was a secondary endpoint in the trial and is a validated and accepted endpoint used in many pulmonary hypertension registration trials. Levosimendan was given in once-weekly home infusions for six weeks.

Safety

The incidence of adverse events or serious adverse events between the control and treated groups were similar. In addition, there were no arrhythmias observed, atrial or ventricular, when comparing baseline electrocardiographic monitoring with 72-hour monitoring after five weeks of treatment.

The detailed results from the Phase 2 HELP Study of levosimendan in PH-HFpEF were presented at the Heart Failure Society of America Virtual Annual Scientific Meeting on October 3, 2020 and at the American Heart Association Scientific Sessions 2020 on November 13, 2020. Additionally, the full manuscript has been accepted for publication in the peer-reviewed journal JACC:Heart Failure.

Next Steps

On October 9, 2020, we entered into an amendment, or the Amendment, to the License between the Company and Orion to include two new product formulations containing levosimendan, in a capsule solid oral dosage form, and a subcutaneously administered dosage form containing levosimendan, to the scope of the License, subject to specified limitations.

We plan to study the utility of the levosimendan oral capsule dosage form in patients who have participated in the open-label extension of the HELP Study and who continue to receive weekly infusions of intravenous levosimendan. These patients are now eligible to participate in the amendment to the HELP Study that will transition them from the intravenous to an oral formulation. The investigators at the centers that participated in the HELP Study have been invited to participate and enroll their patients into this study.

In October 2020, we met with the FDA for an End-of-Phase 2 Meeting to discuss the Phase 2 clinical data and further development of levosimendan in PH-HFpEF patients. The FDA agreed that one or two Phase 3 clinical studies (depending on the size) with a primary endpoint of change in 6-minute walk distance over 12 weeks or a single Phase 3 trial with clinical worsening (e.g., death, hospitalization for heart failure, or decline in exercise capacity) over 24 weeks would be sufficient to demonstrate the effectiveness of levosimendan in PH-HFpEF. The FDA also agreed to a plan to replace weekly intravenous levosimendan dosing with daily oral levosimendan doses in a Phase 3 clinical study. The FDA expressed concern about a safety database as potentially necessary and indicated that the need for a further safety database could be dependent on the final design of the Phase 3 study. We expect that this will be addressed when the final Phase 3 protocol is submitted which will better characterize the trial design and primary endpoints.

The HELP Study design was novel in several respects. To date, no other multi-center study has evaluated levosimendan in heart failure patients with preserved ejection fraction, or HFpEF, patients or PH-HFpEF patients. Instead, all previous levosimendan heart failure studies have enrolled heart failure patients with reduced ejection fraction, or HFrEF, which specifically excluded HFpEF patients. Also, the HELP Study utilized a unique 24-hour weekly infusion regimen of 0.075- 0.1µm/kg/min. Finally, the HELP Study employed a unique home-based intravenous infusion administration via an ambulatory infusion pump. This home-based weekly intravenous administration is unlike all other chronic dosing studies of levosimendan that have typically employed a shorter duration and less frequent infusion regimen administered in a hospital setting. Despite the unique patient population, weekly dosing, and home-based administration, there have been no reported serious adverse events.

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

Imatinib Background

Imatinib (also known as “Gleevec”), is a tyrosine kinase inhibitor, which revolutionized the treatment of chronic myeloid leukemia, or CML, in 2001. The first clinical trial of imatinib took place in 1998 and the drug received FDA approval in May 2001. Encouraged by the success of Imatinib in treating CML patients, scientists explored its effect in other cancers, and it was found to produce a similar positive effect in other cancers where tyrosine kinases were overexpressed.

Tyrosine kinases are important mediators of the signaling cascade, determining key roles in diverse biological processes like growth, differentiation, metabolism, and apoptosis in response to external and internal stimuli. Deregulation of protein kinase activity has been shown to play a central role in the pathogenesis of human cancers. Imatinib, a 2-phenyl amino pyrimidine derivative, is a tyrosine kinase inhibitor with activity against ABL, BCR-ABL, PDGFRA, and c-KIT. Imatinib works by binding close to the ATP binding site therefore inhibiting the enzyme activity of the protein. Imatinib also inhibits the ABL protein of noncancer cells. Imatinib is well absorbed after oral administration with a bioavailability exceeding 90%. It is extensively metabolized, principally by cytochrome P450 (CYP)3A4 and CYP3A5 and can competitively inhibit the metabolism of drugs that are CYP3A4 or CYP3A5 substrates. Imatinib is generally well tolerated in cancer patients. Common side effects include fluid retention, headache, diarrhea, loss of appetite, weakness, nausea and vomiting, abdominal distention, edema, rash, dizziness, and muscle cramps. Serious side effects may include myelosuppression, heart failure, and liver function abnormalities. Novartis is the manufacturer of Gleevec.

Previous Imatinib Development for Pulmonary Arterial Hypertension Patients

In pulmonary arterial hypertension, or PAH, a rare disease, subjects who remain symptomatic despite available therapies have a high morbidity and mortality. Though several therapies are now available, there is no cure for the disease, and there is no data supporting that the existing therapies, all of which are pulmonary vasodilators, halt progression or induce regression of the disease. Imatinib is a tyrosine kinase inhibitor that has been shown in animal models of pulmonary hypertension to induce disease reversal by an effect on platelet derived growth factor, or PDGF, which appears to be causal in the disease. After that discovery was made, several case reports and small case series of patients with advanced PAH failing combination pulmonary vasodilator therapy were published showing a dramatic effect of imatinib on stabilizing and improving these patients. This led Novartis to develop imatinib as a treatment of PAH.

Novartis sponsored a Phase 2 proof-of-concept trial to evaluate the safety, tolerability, and efficacy of imatinib as an adjunct to PAH specific therapy in patients with PAH. This was a 24-week randomized, double-blind, placebo-controlled study of PAH subjects who remained symptomatic on one or more PAH therapies in WHO Functional Class (FC) II-IV. The Phase 2 trial of imatinib in PAH caused significant hemodynamic improvement in some patients but failed to meet the primary endpoint of an increase in 6-minute walk distance (22 meters, p=NS). Novartis then sponsored a Phase 3 trial (IMPRES) which met its primary endpoint of significant increase in 6-minute walk (32 meters, p=0.002), an effect maintained in the extension study in patients remaining on imatinib. However, the data were confounded by a high rate of dropouts in the patients randomized to imatinib attributed largely to gastric intolerance during the first eight weeks. The sponsor proposed consideration of a surrogate endpoint under the subpart H provision as a basis for approval but was denied. Consequently, Novartis chose to withdraw the Investigational New Drug application as the drug went off patent.

Current Imatinib Development for Pulmonary Arterial Hypertension Patients

On May 30, 2019, PHPM met with the FDA to discuss a proposal for a Phase 3 trial of imatinib for PAH. At that meeting, PHPM received agreement for a single Phase 3 trial using change in 6-minute walk distance as the primary endpoint (p<0.05). PHPM also received agreement for submission under the 505(b)(2) regulatory pathway, and thereafter received orphan designation. In August of 2019, PHPM was given preliminary advice on its plans to submit an application for Breakthrough Therapy Designation. In July 2020, PHPM received agreement from the FDA for the development of a modified release formulation that would require only a small comparative PK/bioavailability study in 12 volunteers receiving a single dose of the modified release formulation to be compared to a single dose of the existing immediate release formulation. A Phase 3 study is planned with the modified release formulation of imatinib.

Suppliers

Pursuant to the terms of our license for levosimendan, Orion is our sole manufacturing source for levosimendan. We intend to engage various third-party suppliers and contract manufacturing organizations for the supply and manufacture of imatinib for planned, upcoming clinical trials.

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

To date, we own or in-license the rights to one U.S. patent and three foreign patents. In addition, we have three U.S. patent applications pending related to a product candidate and proprietary process, method and technology. Our issued and in-licensed patents, as well as our pending patents, expire between 2023 and 2039.

We have:

-
one U.S. patent (8,404,752), one Australian patent (209,271,530) and one European patent (EPO9798325.8) held jointly with Virginia Commonwealth University Intellectual Property Foundation for the treatment of traumatic brain injury; and

-
one Israeli patent (215516) and numerous patent applications, including one U.S. patent application, for the formulation of perfluorocarbon emulsion with an average remaining life of approximately 13 years.

We have filed a patent application for a subcutaneous formulation of levosimendan that we have developed in collaboration with a formulation development partner. In addition, we have filed a patent application for the use of levosimendan in the treatment of PH-HFpEF patients based on several discoveries that have emerged from the HELP Study. In addition to levosimendan, we have recently acquired three patent applications for pharmaceutical compositions for the treatment of pulmonary hypertension with the use of imatinib.

The U.S. trademark registration for Simdax® is owned by Orion and is licensed to us for sales and marketing purposes for any intravenous pharmaceutical products containing levosimendan that are commercialized in the United States and Canada.

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

The use of imatinib to treat PAH has the potential to be the first disease modifying treatment of this disease. Novartis developed imatinib for PAH and conducted a Phase 3 trial in 2013 that succeeded in meeting its primary endpoint, however, the high number of dropouts of patients in the trial randomized to imatinib, due primarily to gastric intolerance, was the basis for the FDA and European Medicines Agency to request another trial. To address this, we are developing a delayed release oral formulation to bypass the stomach, as 98% of imatinib is absorbed in the small intestine. Two other companies are developing an inhaled route of administration as their strategy to mitigate against the gastric intolerance. We believe that our development plan has advantages in that we already know the effective dose of imatinib administered orally, as the systemic exposure from an inhaled route remains uncertain. Pulmonary vasodilators, the only approved medications for PAH, do not have disease modifying properties.

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

The effects of government regulations on our business are discussed in “Item 1A — Risk Factors — Risks Relating to Regulatory Matters.”

Summary of Risk Factors

Our business, financial condition, operating results and cash flows are subject to numerous risks and uncertainties that are summarized below. The summary of risk factors described below should be read together with the more detailed discussion of risks set forth in “Item 1A — Risk Factors” and elsewhere in this Annual Report on Form 10-K.

-
We have a limited operating history, and we expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
-
We have incurred losses since our inception, expect to continue to incur losses in the foreseeable future, and may never become profitable.
-
Our independent registered public accounting firm auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.
-
We may need additional funding and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.
-
A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely affect our business and our financial results.
-
Our PPP Loan may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan.
-
We are limited in the number of products we can simultaneously pursue and therefore our survival depends on our success with a small number of product opportunities.
-
We currently have no approved drug products for sale, and we cannot guarantee that we will ever have marketable drug products.
-
The development of our product candidates is subject to a high level of technological risk.
-
We are required to conduct additional clinical trials in the future, which are expensive and time consuming, and the outcome of the trials is uncertain.
-
The market may not accept our products.
-
Any collaboration we enter with third parties to develop and commercialize any future product candidates may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.
-
Delays in the enrollment and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.
-
Our activities are and will continue to be subject to extensive government regulation, which is expensive and time consuming, and we will not be able to sell our products without regulatory approval.
-
We must continually monitor the safety of our products once approved and marketed for signs that their use may elicit serious and unexpected side effects and adverse events, which could jeopardize our ability to continue marketing the products. We may also be required to conduct post-approval clinical studies as a condition to licensing a product.
-
After our products are commercialized, we expect to spend considerable time and money complying with federal and state laws and regulations governing their sale, and, if we are unable to fully comply with such laws and regulations, we could face substantial penalties.
-
Health care reform and controls on health care spending may limit the price we can charge for our products and the amount we can sell.
-
Uncertainty of third-party reimbursement could affect our future results of operations.
-
Governments outside the United States tend to impose strict price controls and reimbursement approval policies, which may adversely affect our prospects for generating revenue outside the United States.
-
We depend on third parties to manufacture our products.
-
We depend on the services of a limited number of key personnel.
-
We have no experience in the sale and marketing of medical products.
-
We may enter into distribution arrangements and marketing alliances for certain products and any failure to successfully identify and implement these arrangements on favorable terms, if at all, may impair our ability to commercialize our product candidates.
-
It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.
-
We rely on confidentiality agreements that, if breached, may be difficult to enforce and could have a material adverse effect on our business and competitive position.
-
We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our technology.
-
Our collaborations with outside scientists and consultants may be subject to restriction and change.
-
Under current law, we may not be able to enforce all employees’ covenants not to compete and therefore may be unable to prevent our competitors from benefiting from the expertise of some of our former employees.
-
We may infringe or be alleged to infringe intellectual property rights of third parties.
-
Product liability lawsuits against us could cause us to incur substantial liabilities, limit sales of our existing products and limit commercialization of any products that we may develop.
-
Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.
-
The issuance of shares of our common stock upon conversion of outstanding Series B convertible preferred stock issued in connection with our acquisition of PHPM would result in substantial dilution to the interests of our other stockholders.
-
Our share price has been volatile and may continue to be volatile which may subject us to securities class action litigation in the future.
-
Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.
-
We have a significant securityholder, which could exert substantial influence over our business.
-
Our bylaws contain an exclusive forum provision, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.
-
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

As of December 31, 2020, we had nine full-time employees and one part-time employee. In addition to our employees, we also use the service and support of outside consultants and advisors. None of our employees are represented by a union, and we believe relationships with our employees are good.

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

Specifically, our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, among others:

-
our ability to obtain additional funding to develop our product candidates, and any further product candidate which we may develop or in-license in the future;
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

We have incurred losses since our inception, expect to continue to incur losses in the foreseeable future, and may never become profitable.

We have incurred losses since inception. For the years ended December 31, 2020 and 2019, we incurred net losses of $9.9 million and $8.4 million, respectively. As of December 31, 2020, we had an accumulated deficit of $246.0 million. We have funded our operations since September 1990 principally through the issuance of debt and equity securities and loans from stockholders. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Our independent registered public accounting firm auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our consolidated financial statements included in this Annual Report on Form 10-K includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and make it more difficult to obtain financing. Our consolidated financial statements included in this Annual Report on Form 10-K have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern.

We may need additional funding and if we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities. In addition, our expenses could increase beyond expectations if applicable regulatory authorities, including the FDA, require that we perform additional studies to those that we currently anticipate, in which case the timing of any potential product approval may be delayed. As of December 31, 2020, we had $6.7 million of cash and cash equivalents, including the fair value of our marketable securities on hand. Based on our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through the third quarter of calendar year 2021. We will need substantial additional capital in the future in order to complete the regulatory approval and commercialization of levosimendan and to fund the development and commercialization of future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

The continued spread of COVID-19 globally could adversely affect our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, or if the patients become infected with COVID-19 themselves, which would delay our ability to initiate and/or complete planned clinical and preclinical studies in the future. COVID-19 may also affect employees of third-party clinical research organizations, or CROs, located in affected geographies that we rely upon to carry out our clinical trials, which could result in inefficiencies due to reductions in staff and disruptions to work environments.

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

On April 30, 2020, we received a Paycheck Protection Program loan, or PPP Loan, in the principal amount of $244,657 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, as administered by the U.S. Small Business Administration, or SBA. The PPP Loan was disbursed by First Horizon Bank, or the Lender, matures in April 2022, and has an annual interest rate of 1.00%. Monthly principal and interest payments are deferred for sixteen months. Beginning September 30, 2021, the Company is required to make monthly payments of principal and interest of approximately $31,100 to the Lender. Pursuant to the terms of the CARES Act, we may apply for and be granted forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs. We cannot provide any assurance that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

Additionally, the PPP Loan application required us to certify that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital and believe that we satisfied all eligibility criteria for the PPP Loan and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that we satisfied all eligibility requirements for the PPP Loan, we are found to have been ineligible to receive the PPP Loan or in violation of any of the laws or regulations that apply to us in connection with the PPP Loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan. In the event that we seek forgiveness of all or a portion of the PPP Loan, we will also be required to make certain certifications which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate. In addition, our receipt of the PPP Loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.

Risks Related to Commercialization and Product Development

We are limited in the number of products we can simultaneously pursue and therefore our survival depends on our success with a small number of product opportunities.

We have limited financial resources, so at present we are primarily focusing these resources on developing levosimendan for the treatment of PH-HFpEF and imatinib for the treatment of PAH, in addition to exploring strategic alternatives in order to maximize stockholder value. At present, we intend to commit most of our resources to advancing our existing product candidates to the point they receive regulatory approval for the treatment of various pulmonary hypertension indications. If as a consequence of the results of our planned Phase 3 trials, or the results of prior clinical trials performed using levosimendan or imatinib, we are unable to receive regulatory approval of one or both of our existing product candidates, then we may not have resources to pursue development of any other products and our business could terminate.

We currently have no approved drug products for sale, and we cannot guarantee that we will ever have marketable drug products.

We currently have no approved drug products for sale. The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a New Drug Application, or NDA, from the FDA for each product candidate. We have not submitted an NDA or received marketing approval for any of our product candidates, and obtaining approval of an NDA is a lengthy, expensive and uncertain process. In addition, markets outside of the United States also have requirements for approval of drug candidates which we must comply with prior to marketing. Accordingly, we cannot guarantee that we will ever have marketable drug products.

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

The development of our product candidates is subject to a high level of technological risk.

We have devoted, and will continue to devote, a substantial portion of our financial and managerial resources to pursue Phase 3 clinical trials for our product candidates. The biomedical field has undergone rapid and significant technological changes. Technological developments may result in our products becoming obsolete or non-competitive before we are able to recover any portion of the research and development and other expenses we have incurred to develop and clinically test levosimendan. As our opportunity to generate substantial product revenues within the next three to four years is most likely dependent on successful testing and commercialization of levosimendan for pulmonary hypertension, any such occurrence would have a material adverse effect on our operations and could result in the cessation of our business.

We are required to conduct additional clinical trials in the future, which are expensive and time consuming, and the outcome of the trials is uncertain.

We expect to commit a substantial portion of our financial and business resources over the next three years to clinical testing of our product candidates and advancing these products to regulatory approval for use in one or more medical applications. All of these clinical trials and testing will be expensive and time consuming and the timing of the regulatory review process is uncertain. The applicable regulatory agencies may suspend clinical trials at any time if they believe that the subjects participating in such trials are being exposed to unacceptable health risks. We cannot assure you that we will be able to complete our clinical trials successfully or obtain FDA or other governmental or regulatory approval of our product candidates, or that such approval, if obtained, will not include limitations on the indicated uses for which our product candidiates may be marketed. Our business, financial condition and results of operations are critically dependent on obtaining capital to advance our testing program and receiving FDA and other governmental and regulatory approvals of our products. A significant delay in or failure of our planned clinical trials or a failure to achieve these approvals would have a material adverse effect on us and could result in major setbacks or jeopardize our ability to continue as a going concern.

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

We may enter into collaborations with third parties to develop and commercialize future product candidates. Our dependence on future partners for development and commercialization of our product candidates would subject us to a number of risks, including the following:

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

Delays in the enrollment and completion of clinical testing could significantly affect our ability to gain FDA approval of current product candidates and could significantly increase our future product development costs. The completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may be required to withdraw from our clinical trial as a result of changing standards of care or may become ineligible to participate in clinical studies. The enrollment and completion of clinical trials can be delayed for a variety of other reasons, including delays related to:

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
-
the Health Insurance Portability and Accountability Act imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
-
the Social Security Act contains numerous provisions allowing the imposition of a civil monetary penalty, a monetary assessment, exclusion from the Medicare and Medicaid programs, or some combination of these penalties; and
-
many states have analogous state laws and regulations, such as state anti-kickback and false claims laws, which, in some cases, impose more strict requirements than the federal laws and may require pharmaceutical companies to comply with certain price reporting and other compliance requirements.

Our failure to comply with any of these federal and state health care laws and regulations, or health care laws in foreign jurisdictions, could have a material adverse effect on our business, financial condition, result of operations and cash flows.

Health care reform and controls on health care spending may limit the price we can charge for our products and the amount we can sell.

As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, collectively, the ACA, enacted in March 2010, substantial changes have occurred and are expected to continue to occur in the system for paying for health care in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. This comprehensive health care reform legislation also included provisions to control health care costs and improve health care quality. Together with ongoing statutory and budgetary policy developments at a federal level, this health care reform legislation could include changes in Medicare and Medicaid payment policies and other health care delivery administrative reforms that could potentially negatively impact our business. Because not all the administrative rules implementing health care reform under the legislation have been finalized, and because of ongoing federal fiscal budgetary pressures not yet resolved for federal health programs, the full impact of the ACA and of further statutory actions to reform healthcare payment on our business is unknown, but there can be no assurances that health care reform legislation will not adversely impact either our operational results or the manner in which we operate our business. There have been judicial and Congressional challenges to the ACA and there may be additional challenges and amendments to the ACA in the future. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Cost of care could be reduced by reducing the level of reimbursement for medical services or products (including those biopharmaceuticals that we intend to produce and market), or by restricting coverage (and, thereby, utilization) of medical services or products. In either case, a reduction in the utilization of, or reimbursement for, our products could have a materially adverse impact on our financial performance. Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. We cannot predict what healthcare reform initiatives may be adopted in the future.

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

We license certain intellectual property from Orion that covers our product candidate levosimendan. The principal United States patents that we license from Orion expired in September 2020. We rely on Orion to file, prosecute and maintain patent applications and otherwise protect the intellectual property to which we have a license, and we have not had and do not have primary control over these activities for certain of these patents or patent applications and other intellectual property rights. We cannot be certain that such activities by third parties have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. Our enforcement of certain of these licensed patents or defense of any claims asserting the invalidity of these patents would also be subject to the cooperation of the third parties.

The patent positions of pharmaceutical and biopharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biopharmaceutical patents has emerged to date in the United States. The biopharmaceutical patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in the patents we own or to which we have a license from a third party. Further, if any of our patents are deemed invalid and unenforceable, it could impact our ability to commercialize or license our technology.

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

Our policy is to enter into agreements relating to the non-disclosure and non-use of confidential information with third parties, including our contractors, consultants, advisors and research collaborators, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them. However, these agreements can be difficult and costly to enforce. Moreover, to the extent that our contractors, consultants, advisors and research collaborators apply or independently develop intellectual property in connection with any of our projects, disputes may arise as to the proprietary rights to the intellectual property. If a dispute arises, a court may determine that the right belongs to a third party, and enforcement of our rights can be costly and unpredictable. In addition, we rely on trade secrets and proprietary know-how that we seek to protect in part by confidentiality agreements with our employees, contractors, consultants, advisors or others. Despite the protective measures we employ, we still face the risk that:

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

Risks Related to Owning Our Common Stock

The issuance of shares of our common stock upon conversion of outstanding Series B convertible preferred stock issued in connection with our acquisition of PHPM would result in substantial dilution to the interests of our other stockholders.

As part of the consideration for our acquisition of 100% of the equity of PHPM on January 15, 2021, or the PHPM Acquisition, we issued 10,232 shares of our Series B convertible preferred stock to the stockholders of PHPM. Those 10,232 shares of Series B convertible preferred stock are convertible into up to an aggregate of 10,232,000 shares of our common stock, except that 1,212,492 of the 10,232,000 issuable upon conversion of the Series B convertible preferred stock will be held back as security for certain indemnification obligations of PHPM and the former stockholders of PHPM. Each share of Series B convertible stock will automatically convert into (i) 881.5 shares of our common stock following receipt of the approval of our stockholders for the conversion of the Series B convertible preferred stock, and (ii) 118.5 shares of our common stock on January 15,2023, subject to reduction for indemnification claims.

We are required to hold a meeting of our stockholders no later than July 31, 2021 for purposes of obtaining a stockholder vote on the conversion of the Series B convertible preferred stock. If stockholder approval is not obtained at such meeting, we must call a meeting every 90 days thereafter to seek stockholder approval for the conversion of the Series B convertible preferred stock until either stockholder approval for the conversion is obtained or the Series B convertible preferred stock is no longer outstanding.

The issuance of shares of our common stock upon conversion of our outstanding Series B convertible preferred stock would result in substantial dilution to the interests of other stockholders.

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
-
status of our search and selection of future management and leadership; and
-
general economic and market conditions, including as a result of pandemics, epidemics, or outbreaks of an infectious disease, such as COVID-19.

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

On June 2, 2020, we received a letter from Nasdaq notifying us that Nasdaq determined that our stock price had traded above at least $1.00 for at least 10 consecutive business days since the April 24, 2020 notice, and therefore, we had regained compliance with Nasdaq listing rule 5550(a)(2).

While we intend to engage in efforts to maintain compliance, and thus maintain our listing, there can be no assurance that we will continue to meet all applicable Nasdaq Capital Market requirements in the future. In the event of future noncompliance, and if Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock; adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline and stockholders may lose some or all of their investment.

We have a significant securityholder, which could exert substantial influence over our business.

As of March 25, 2021, to our knowledge, Armistice Capital, LLC, or Armistice, held 2,019,995 shares of our common stock, warrants to purchase up to 2,072,538 shares of our common stock at an exercise price of $1.93 per share, warrants to purchase up to 2,360,313 shares of our common stock at an exercise price of $1.04 per share, warrants to purchase up to 7,783,616 shares of our common stock at an exercise price of $0.903 per share, and pre-funded warrants to purchase up to 5,260,005 shares of our common stock at an exercise price of $0.0001 per share. In addition, two members of our Board of Directors are affiliates of Armistice. Under the terms of the warrants and pre-funded warrants issued to Armistice, Armistice is not permitted to exercise such warrants to the extent that such exercise would result in Armistice (and its affiliates) beneficially owning more than 19.99% (or 4.99% in the case of the warrants with the $1.04 and $1.93 exercise prices per share) of the number of shares of our common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise of such warrants. After giving effect to the beneficial ownership limitations currently in effect with respect to the warrants and pre-funded warrants held by Armistice to our knowledge, as of March 25, 2021, Armistice beneficially owned 19.99% of our outstanding common stock. If the warrants and pre-funded warrants held by Armistice could be exercised without the beneficial ownership limitations, then as of March 25, 2021, Armistice would have beneficially owned 60.09% of our common stock. Although there are contractual limitations on the beneficial ownership of Armistice, if Armistice were to exercise its warrants for common stock, it could be able to exert substantial influence over our business, including, for example, the ability to delay, defer or prevent a change of control, entrench our management and our Board of Directors or delay or prevent a merger, consolidation or other business combination.

Our bylaws contain an exclusive forum provision, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, any North Carolina state court that has jurisdiction, or the Delaware Court of Chancery shall, to the fullest extent permitted by law, be the sole and exclusive forum any internal corporate claims, including without limitation (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of us to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, and (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said court having personal jurisdiction over the indispensable parties named as defendants in such action. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or the Securities Act, or any other claim for which federal courts have exclusive jurisdiction.

This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find the exclusive forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

We are likely to attempt to raise additional capital through issuances of debt or equity securities, which may cause our stock price to decline, dilute the ownership interests of our existing stockholders, and/or limit our financial flexibility.

Historically we have financed our operations through the issuance of equity securities and debt financings, and we expect to continue to do so for the foreseeable future. As of December 31, 2020, we had $6.7 million of cash and cash equivalents, including the fair value of our marketable securities on hand. Based on our current operating plans, we believe our existing cash and cash equivalents will be sufficient to fund our projected operating requirements through the third quarter of calendar year 2021. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution of their ownership interests. Debt financing, if available, may involve restrictive covenants that limit our financial flexibility or otherwise restrict our ability to pursue our business strategies. Additionally, if we issue shares of common stock, or securities convertible or exchangeable for common stock, the market price of our existing common stock may decline. There can be no assurance that we will be successful in obtaining any additional capital resources in a timely manner, on favorable terms, or at all.

ITEM 1B—UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2—PROPERTIES

We own no real property. We lease our principal executive office at ONE Copley Parkway, Suite 490, Morrisville, North Carolina 27560. The current rent is approximately $10,100 per month for the facility.

ITEM 3—LEGAL PROCEEDINGS

We are subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on our consolidated financial statements.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Number of Stockholders

Our common stock is listed on the Nasdaq Capital Market under the symbol “TENX.”

As of March 25, 2021, there were approximately 1,337 holders of record of our common stock. In addition, we believe that a significant number of beneficial owners of our common stock hold their shares in nominee or in “street name” accounts through brokers, and any such beneficial owners are not included in this number of holders of record.

Dividend Policy

Since our inception, we have not paid dividends on our common stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

Repurchases of Common Stock

None.

Unregistered Sales of Equity Securities

During the year ended December 31, 2020, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

ITEM 6—SELECTED FINANCIAL DATA

Not applicable.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with the consolidated financial statements and the related notes to those statements included in Item 8 – “Financial Statements and Supplementary Data”. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Results of operations- Comparison of the years ended December 31, 2020 and 2019

Overview

Strategy

Our principal business objective is to identify, develop, and commercialize novel therapeutic products for disease indications that represent significant areas of clinical need and commercial opportunity. The key elements of our business strategy are outlined below.

Efficiently conduct clinical development to establish clinical proof of concept with our current product candidates. Levosimendan and imatinib both represent novel therapeutic modalities for the treatment of pulmonary hypertension and other cardiovascular and pulmonary diseases of high unmet medical need. We are conducting clinical development with the intent to establish proof of concept in several important disease areas where these therapeutics would be expected to have benefit. Our focus is on conducting well-designed studies to establish a robust foundation for subsequent development, partnership and expansion into complementary areas.

Efficiently explore new high potential therapeutic applications, leveraging third-party research collaborations and our results from related areas. Levosimendan has shown promise in multiple disease areas. We are committed to exploring potential clinical indications where our therapies may achieve best-in-class profile, and where we can address significant unmet medical needs. In order to achieve this goal, we have established collaborative research relationships with investigators from research and clinical institutions and our strategic partners. These collaborative relationships have enabled us to cost effectively explore where our product candidates may have therapeutic relevance, and how it may be utilized to advance treatment over current clinical care. Additionally, we believe we will be able to leverage clinical safety data and preclinical results from some programs to support accelerated clinical development efforts in other areas, saving substantial development time and resources compared to traditional drug development.

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

Opportunities and Trends

On June 2, 2020, we announced preliminary, top-line data from our Phase 2 HELP Study. The primary efficacy analysis, PCWP during exercise did not demonstrate a statistically significant reduction from baseline. Levosimendan did demonstrate a statistically significant reduction in PCWP compared to baseline (p=<0.0017) and placebo (p=<0.0475) when the measurements at rest, with legs up and on exercise were combined. Levosimendan also demonstrated a statistically significant improvement in 6-minute walk distance as compared to placebo (p=0.0329). These findings from the HELP Study represent important discoveries related to the use of levosimendan in PH-HFpEF patients since this is the first study to evaluate levosimendan in PH-HFpEF patients and this is the first study ever conducted of any therapy in PH-HFpEF patients to show such positive improvements in hemodynamics and 6-minute walk distance.

On October 9, 2020, we entered into an amendment to the License with Orion to include two new product formulations containing levosimendan, in a capsule solid oral dosage form, and a subcutaneously administered dosage form containing levosimendan to the scope of the License, subject to specified limitations. We plan to study the utility of the levosimendan oral capsule dosage form in patients who have participated in the open-label extension of the HELP Study and who continue to receive weekly infusions of intravenous levosimendan. These patients are now eligible to participate in the amendment to the HELP Study that will transition them from the intravenous to an oral formulation. The investigators at the centers that participated in the HELP Study have been invited to participate and enroll their patients into this study. The results of this study will inform Tenax Therapeutics about the design of the Phase 3 that has been proposed.

In October 2020, we met with the FDA for an End-of-Phase 2 Meeting to discuss the Phase 2 clinical data and further development of levosimendan in PH-HFpEF patients. The FDA agreed that one or two Phase 3 clinical studies (depending on the size) with a primary endpoint of change in 6-minute walk distance over 12 weeks or a single Phase 3 trial with clinical worsening (e.g., death, hospitalization for heart failure, or decline in exercise capacity) over 24 weeks would be sufficient to demonstrate the effectiveness of levosimendan in PH-HFpEF. The FDA also agreed to a plan to replace weekly intravenous levosimendan dosing with daily oral levosimendan doses in a Phase 3 clinical study. The FDA expressed concern about a safety database as potentially necessary and indicated that the need for a further safety database could be dependent on the final design of the Phase 3 study. This will be addressed when the final Phase 3 protocol is submitted which will better characterize the trial design and primary endpoints.

On January 15, 2021, through our wholly owned subsidiary, Life Newco II, we acquired 100% of the equity of PHPM. In accordance with the terms of the merger agreement between Life Newco II and PHPM, Life Newco II merged with and into PHPM, with PHPM surviving as our wholly owned subsidiary. As a result of the merger, we plan to develop and commercialize pharmaceutical products containing imatinib for the treatment of pulmonary arterial hypertension.

On May 30, 2019, PHPM met with the FDA to discuss a proposal for a Phase 3 trial of imatinib for PAH. At that meeting PHPM received agreement for a single Phase 3 trial using change in 6-minute walk distance as the primary endpoint (p<0.05). PHPM also received agreement for submission under the 505(b)(2) regulatory pathway, and thereafter received orphan designation. In August of 2019, PHPM was given preliminary advice on its plans to submit an application for Breakthrough Therapy Designation. In July 2020, PHPM received agreement from the FDA for the development of a modified release formulation that would require only a small comparative PK/bioavailability study in 12 volunteers receiving a single dose of the modified release formulation to be compared to a single dose of the existing immediate release formulation. A Phase 3 study is planned with the modified release formulation of imatinib.

The continued spread of COVID-19 globally could adversely affect our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients, principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, or if the patients become infected with COVID-19 themselves, which would delay our ability to initiate and/or complete planned clinical and preclinical studies in the future.

As we focus on the development of our existing product candidates, we also continue to position ourselves to execute upon licensing and other partnering opportunities. To do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our collaborative research development and partner relationships.

During 2021, we are focused on the following initiatives:

-
Working with collaborators and partners to accelerate product development, reduce our development costs, and broaden our developmental capabilities; and
-
Identifying strategic alternatives, including, but not limited to, the potential acquisition of additional products or product candidates.

Financial Overview

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the years ended December 31, 2020 and 2019, respectively, are as follows:

	For the year ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2020	2019
Personnel costs	$3,478,186	$2,782,798	$695,388	25%
Legal and professional fees	1,043,139	1,545,890	(502,751)	(33)%
Other costs	630,959	602,611	28,348	5%
Facilities	154,922	152,812	2,110	1%

Personnel costs:

Personnel costs increased approximately $695,000 for the year ended December 31, 2020 compared to the prior year. This increase was due primarily to an increase of approximately $86,000 for the recognized expense for vested employee stock options, an increase of approximately $548,000 in bonuses paid and an overall increase of approximately $51,000 in salaries paid as compared to the same period in the prior year.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees decreased approximately $503,000 for the year ended December 31, 2020 compared to the prior year. This decrease was due primarily to reimbursement of direct costs and legal fees incurred for arbitration proceedings related to our license agreement for levosimendan, and a decrease in costs incurred for investor relations services in the current period.

-
Legal fees decreased approximately $369,000 in the current year. This decrease was due primarily to the reimbursement of approximately $358,000 in costs incurred for arbitration in the current period, as well as a decrease of approximately $170,000 in fees incurred for arbitration proceedings related to our license agreement for levosimendan and a decrease of approximately $34,000 in costs associated with our intellectual property portfolio, partially offset by an increase of approximately $192,000 in legal fees, primarily due to our acquisition of PHPM as compared to the prior year.
-
Investor relations costs decreased approximately $111,000 in the current period. This decrease was primarily due to fees paid to a third-party investor relations firm for direct outreach and communications in the prior year that were not incurred in the current year as well as a decrease in fees paid for conferences and presentations in the current year as compared to the prior year.

Other costs:

Other costs include costs incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. Other costs increased approximately $28,000 for the year ended December 31, 2020 compared to the prior year. This increase was due primarily to an increase of approximately $171,000 for the cost of annual insurance premiums, partially offset by a reduction of approximately $65,000 in travel costs incurred and approximately $67,000 in taxes paid in the current year as compared to the same period in the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the years ended December 31, 2020 and 2019.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the years ended December 31, 2020 and 2019, respectively, are as follows:

	For the year ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2020	2019
Clinical and preclinical development	$4,281,884	$3,217,596	$1,064,288	33%
Personnel costs	250,228	215,907	34,321	16%
Other costs	2,025	21,050	(19,025)	(90)%
Consulting	26,587	16,600	9,987	60%

Clinical and preclinical development:

Clinical and preclinical development costs include, primarily, the costs associated with our Phase 2 HELP Study for levosimendan, which was initiated during fiscal year 2018 and the trial was completed in the current year. The increase of approximately $1.1 million in clinical and preclinical development costs for the year ended December 31, 2020 compared to the prior year was primarily due to an increase of approximately $1.5 million in expenditures for CRO costs, partially offset by a reduction of approximately $210,000 in costs for clinical research associates to manage the Phase 2 HELP Study, as well as a decrease of approximately $216,000 in the direct costs associated with clinical sites, clinical drug delivery and enrolled patient costs.

Personnel costs:

Personnel costs increased approximately $34,000 for the year ended December 31, 2020 primarily due to an increase in salaries and bonuses paid in the current year as compared to the prior year.

Other costs:

Other costs decreased approximately $19,000 for the year ended December 31, 2020 due primarily to reductions in costs incurred for travel in the current year as compared to the prior year.

Consulting fees:

Consulting fees increased approximately $10,000 for the year ended December 31, 2020 due primarily to fees paid to an external consultant to assist in review and analysis of our Phase 2 clinical data in the current year as compared to the prior year.

Other income, net

Other income and expense include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the years ended December 31, 2020 and 2019, respectively, is as follows:

	For the year ended December 31,		(Increase)/ Decrease
	2020	2019
Other income, net	$(18,166)	$(160,901)	$142,735

Other income decreased approximately $143,000 for the year ended December 31, 2020 compared to the prior year. This decrease is due primarily to a decrease in the interest earned on our investment in marketable securities.

During the year ended December 31, 2020, we recorded interest income of approximately $24,000 from our investments in marketable securities. This income is derived from approximately $31,000 in bond interest paid and approximately $7,000 in fair-value adjustments for the year, which compares to approximately $144,000 in bond interest paid, net of charges for amortization of premiums paid and fair-value adjustments during the prior year.

Liquidity, capital resources and plan of operation

We have incurred losses since our inception and as of December 31, 2020, we had an accumulated deficit of approximately $246 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $6,795,506 and $6,180,829 and working capital of $4,676,543 and $3,648,434 as of December 31, 2020 and December 31, 2019, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

Clinical and Preclinical Product Development

We are currently developing a new formulation for imatinib and conducting a clinical trial to transition from an intravenous to oral formulation of levosimendan in North America for the treatment of pulmonary hypertension. Our ability to continue to pursue development of our products beyond the third quarter of calendar year 2021 will depend on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining any necessary resources.

The continued spread of COVID-19 globally could adversely affect our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, or if the patients become infected with COVID-19 themselves, which would delay our ability to complete our clinical trials or release clinical trial results. See “Item 1A – Risk Factors” above for additional discussion.

Financings

On July 6, 2020 entered into a definitive agreement with a single healthcare-focused institutional investor, or the Investor, for the issuance and sale of 2,523,611 shares of our common stock at a purchase price of $1.0278 per share and pre-funded warrants to purchase up to 652,313 shares of common stock, at a purchase price of $1.0277 per pre-funded warrant (which represents the per share offering price for the common stock less $0.0001, the exercise price of each pre-funded warrant), in a registered direct offering priced at-the-market under Nasdaq rules. Additionally, in a concurrent private placement, we agreed to issue to the Investor unregistered pre-funded warrants to purchase up to 4,607,692 shares of common stock, at the same purchase price as the registered pre-funded warrants, as well as unregistered warrants to purchase up to an aggregate of 7,783,616 shares of common stock. The unregistered warrants have an exercise price of $0.903 per share, were immediately exercisable upon issuance, and expire five and one-half years from the date of issuance. The aggregate gross proceeds to us of both offerings were approximately $8.0 million. As part of the offerings and subject to Nasdaq rules, the Investor will have the right to designate two directors to our Board of Directors. The offerings closed on July 8, 2020.

We agreed to pay H.C. Wainwright & Co., LLC, or the Placement Agent, a cash fee equal to 7.5% of the gross proceeds of the July 2020 offering, totaling approximately $600,000. We also agreed to pay the Placement Agent $75,000 for non-accountable expenses, a management fee equal to 1.0% of the gross proceeds and up to $12,900 for clearing fees. In addition, we issued designees of the Placement Agent warrants to purchase 583,771 shares of common stock (representing 7.5% of the aggregate number of shares of common stock (or common stock equivalents) sold in the July 2020 offering). The Placement Agent warrants have substantially the same terms as the unregistered warrants, except that the Placement Agent warrants have an exercise price equal to $1.2848, or 125% of the offering price per share of common stock and will be exercisable for five years from the effective date of the July 2020 offering.

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

On March 11, 2020, we entered into a definitive agreement with the Investor for the issuance and sale of 750,000 shares of our common stock at a purchase price of $1.1651 per share and pre-funded warrants to purchase up to 1,610,313 shares of common stock, at a purchase price of $1.1650 per pre-funded warrant (which represents the per share offering price for the common stock less $0.0001, the exercise price of each pre-funded warrant), for gross proceeds of approximately $2.75 million, in a registered direct offering priced at-the-market under Nasdaq rules. Additionally, in a concurrent private placement, we also agreed to issue to the Investor unregistered warrants to purchase up to 2,360,313 shares of common stock. The unregistered warrants have an exercise price of $1.04 per share and exercise period commencing immediately upon the issuance date and a term of five and one-half years. The offering closed on March 13, 2020.

We agreed to pay the Placement Agent a cash fee equal to 7.5% of the gross proceeds of the March 2020 offering, totaling approximately $206,250. We also agreed to pay the Placement Agent $75,000 for non-accountable expenses, a management fee equal to 1.0% of the gross proceeds and up to $12,900 for clearing fees. In addition, we issued designees of the Placement Agent warrants to purchase 177,023 shares of common stock (representing 7.5% of the aggregate number of shares of common stock (or common stock equivalents) sold in the March 2020 offering). The Placement Agent warrants have substantially the same terms as the unregistered warrants, except that the Placement Agent warrants have an exercise price equal to $1.4564, or 125% of the offering price per share of common stock and will be exercisable for five years from the effective date of the March 2020 offering.

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

We have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, debt securities, warrants to purchase shares of common stock or preferred stock or debt securities, and units consisting of any combination of the foregoing types of securities, up to a total of $75.0 million (of which approximately $69.0 million remains available), but not to exceed one-third of our public float in any 12-month period. As of March 25, 2021, our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) is approximately $23.9 million. Our ability to issue securities under the shelf registration statement is also subject to market conditions.

Paycheck Protection Program Loan

On April 30, 2020, we received the PPP Loan in the principal amount of $244,657. The PPP Loan has a two-year term and bears interest at a rate of 1.00% per annum. Monthly principal and interest payments are deferred for sixteen months. Beginning September 30, 2021, we are required to make monthly payments of principal and interest of approximately $31,100 to the Lender. We did not provide any collateral or guarantees for the PPP Loan, nor did we pay any facility charge to obtain the PPP Loan. The note governing the PPP Loan provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations, and material adverse effects. We may prepay the principal of the PPP Loan at any time, subject to certain notice requirements.

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

As of December 31, 2020, the current and long-term portions of the PPP Loan were $120,491 and $124,166, respectively.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	For the year ended December 31,
	2020	2019
Net cash used in operating activities	$(9,272,856)	$(7,556,177)
Net cash provided by (used in) investing activities	20,109	(1,651)
Net cash provided by financing activities	10,596,995	96,500

Net cash used in operating activities.  Net cash used in operating activities was approximately $9.3 million for the year ended December 31, 2020 compared to net cash used in operating activities of approximately $7.6 million for the year ended December 31, 2019. The increase in cash used for operating activities was due primarily to an increase in our accrued costs related to the Phase 2 clinical trial for levosimendan in the current period.

Net cash provided by (used in) investing activities. Net cash provided by investing activities was approximately $20,000 for the year ended December 31, 2020 compared to approximately $2,000 used in the year ended December 31, 2019. The increase in cash provided by investing activities was primarily due to a decrease in the purchase of marketable securities in the current period.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $10.6 million for the year ended December 31, 2020 compared to approximately $97,000 for the year ended December 31, 2019. The increase in cash provided by financing activities was due to net proceeds of approximately $6.5 million from the July 2020 offering, net proceeds of approximately $2.1 million from the March 2020 offering, the issuance of 877,203 shares of common stock upon the exercise of approximately $1.7 million of outstanding warrants and the receipt of approximately $245,000 under the PPP Loan in the current period.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements will depend on many factors that include, but are not limited to the following:

-	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;
-	the outcome, timing and cost of regulatory approvals and the regulatory approval process;
-	delays that may be caused by the global coronavirus pandemic;
-	delays that may be caused by changing regulatory requirements;
-	the number of product candidates that we pursue;
-	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
-	the timing and terms of future collaboration, licensing, consulting or other arrangements that we may enter into;
-	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;
-	the cost of procuring clinical and commercial supplies of our product candidates;
-	the extent to which we acquire or invest in businesses, products or technologies; and
-	the possible costs of litigation.

Based on our working capital on December 31, 2020, we believe we have sufficient capital on hand to continue to fund operations through the third quarter of calendar year 2021.

We will need substantial additional capital beyond the third quarter of calendar year 2021 and in the future in order to complete the regulatory approval and commercialization of levosimendan and to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses. As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our December 31, 2020 consolidated financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and make it more difficult to obtain financing.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board, or FASB, issued an accounting standard intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740, Income Taxes, and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. We are currently evaluating this standard, but we do not believe the adoption of the new guidance will have a material impact on our consolidated financial statements.

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

We adopted this standard on January 1, 2019, using the required modified-retrospective approach as of the effective date. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carryforward the historical lease classification. We made an accounting policy election to account for leases with an initial term of 12 months or less similar to previous guidance for operating leases, under which we recognize those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. Results for the year ended December 31, 2019 continue to be reported in accordance with historical accounting under previous lease guidance, the ASC Topic 840, Leases.

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
Raleigh, North Carolina

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Tenax Therapeutics, Inc. and Subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A and Note B to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note A and Note B to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Capital Raise Transactions Involving Equity Instruments

As disclosed in Note E to the consolidated financial statements, the Company participated in two significant capital raise transactions during the year which involved the issuance of shares of the Company’s common stock, registered pre-funded warrants, unregistered pre-funded warrants, unregistered common stock warrants, and placement agent warrants to purchase shares of the Company’s common stock. The accounting for the transactions were complex as they required valuation of the freestanding warrants, which involved estimation of the fair value, and evaluation of the appropriate classification of both the pre-funded warrants and common stock warrants in the financial statements.

Our audit procedures included the following:

-
We obtained an understanding of the internal controls and processes in place over management’s process for recording transactions involving equity instruments.

-
We obtained and read the underlying agreements.

-
We confirmed shares outstanding with the stock transfer agent as of December 31, 2020.

-
We verified proper approval of equity transactions by the Board of Directors.

-
We evaluated the Company’s selection of the valuation methodology and significant assumption used by the Company, and evaluated the completeness and accuracy of the underlying data supporting the significant assumptions. Specifically, when assessing the key assumptions, we evaluated the appropriateness of the Company’s estimates of its credit risk, volatility, dividend yield, and the market risk free rate.

-
We tested management’s application of the relevant accounting guidance.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2009.

Raleigh, North Carolina
March 31, 2021

TENAX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current assets
Cash and cash equivalents	$6,250,241	$4,905,993
Marketable securities	462,687	493,884
Prepaid expenses	82,578	780,952
Total current assets	6,795,506	6,180,829
Right of use asset	58,778	169,448
Property and equipment, net	5,972	6,559
Other assets	8,435	8,435
Total assets	$6,868,691	$6,365,271

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$757,856	$1,661,054
Accrued liabilities	1,240,616	871,341
Note payable	120,491	-
Total current liabilities	2,118,963	2,532,395
Long term liabilities
Lease liability	-	60,379
Note payable	124,166	-
Total long term liabilities	124,166	60,379
Total liabilities	2,243,129	2,592,774

Commitments and contingencies; see Note F
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares; See Note E
Series A Preferred stock, par value $.0001, issued 5,181,346 shares; outstanding 210 and 38,606, respectively	-	4
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 12,619,369 and 6,741,860, respectively	1,262	674
Additional paid-in capital	250,644,197	239,939,797
Accumulated other comprehensive (loss) gain	(70)	458
Accumulated deficit	(246,019,827)	(236,168,436)
Total stockholders’ equity	4,625,562	3,772,497
Total liabilities and stockholders' equity	$6,868,691	$6,365,271

The accompanying notes are an integral part of these Consolidated Financial Statements

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2020	2019

Operating expenses
General and administrative	$5,307,206	$5,084,111
Research and development	4,560,724	3,471,153
Total operating expenses	9,867,930	8,555,264

Net operating loss	9,867,930	8,555,264

Interest expense	1,627	-
Other income, net	(18,166)	(160,901)
Net loss	$9,851,391	$8,394,363

Unrealized loss on marketable securities	528	58
Total comprehensive loss	$9,851,919	$8,394,421

Net loss per share, basic and diluted	$(1.33)	$(1.35)
Weighted average number of common shares outstanding, basic and diluted	7,416,215	6,195,444

The accompanying notes are an integral part of these Consolidated Financial Statements

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders' equity

Balance at December 31, 2018	2,854,593	$285	3,792,249	$379	$239,572,094	$516	$(227,801,743)	$11,771,531
Compensation on options and restricted stock issued			12,195	1	171,215			171,216
Common stock issued for services rendered			71,429	7	99,993			100,000
Common stock issued for convertible preferred stock	(2,815,987)	(281)	2,815,987	282				1
Exercise of warrants			50,000	5	96,495			96,500
Adoption of ASC Topic 842: Leases							27,670	27,670
Unrealized loss on marketable securities						(58)		(58)
Net loss							(8,394,363)	(8,394,363)
Balance at December 31, 2019	38,606	$4	6,741,860	$674	$239,939,797	$458	$(236,168,436)	$3,772,497

Common stock and pre-funded warrants sold, net of offering costs			3,273,611	327	8,658,850			8,659,177
Common stock issued for services rendered			77,987	8	99,992			100,000
Common stock issued for convertible preferred stock	(38,396)	(4)	38,396	4				-
Exercise of pre-funded warrants			1,610,313	161				161
Exercise of warrants			877,202	88	1,692,912			1,693,000
Compensation on options issued					252,646			252,646
Unrealized loss on marketable securities						(528)		(528)
Net loss							(9,851,391)	(9,851,391)
Balance at December 31, 2020	210	$-	12,619,369	$1,262	$250,644,197	$(70)	$(246,019,827)	$4,625,562

The accompanying notes are an integral part of these Consolidated Financial Statements

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,851,391)	$(8,394,363)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,077	5,017
Interest on debt instrument	1,627	-
Amortization of right of use asset	110,671	102,262
Loss on disposal of property and equipment	-	522
Issuance and vesting of compensatory stock options and warrants	252,646	171,216
Issuance of common stock for services rendered	100,000	100,000
Amortization of premium on marketable securities	7,069	(1,230)
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	698,374	(322,666)
Accounts payable and accrued liabilities	(535,550)	883,042
Long term portion of lease liability	(60,379)	(99,977)
Net cash used in operating activities	(9,272,856)	(7,556,177)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(596,524)	(618,100)
Sale of marketable securities	620,123	620,023
Purchase of property and equipment	(3,490)	(3,574)
Net cash provided by (used in) investing activities	20,109	(1,651)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	8,659,177	-
Proceeds from the exercise of warrants	1,693,161	96,500
Proceeds from the issuance of notes payable	244,657	-
Net cash provided by financing activities	10,596,995	96,500

Net change in cash and cash equivalents	1,344,248	(7,461,328)
Cash and cash equivalents, beginning of period	4,905,993	12,367,321
Cash and cash equivalents, end of period	$6,250,241	$4,905,993

The accompanying notes are an integral part of these Consolidated Financial Statements

TENAX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—DESCRIPTION OF BUSINESS

Description of Business—Tenax Therapeutics, Inc. (the “Company”) was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David & Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc. On June 17, 2008, the stockholders of Synthetic Blood International approved the Agreement and Plan of Merger dated April 28, 2008 (the “Plan of Merger”), between Synthetic Blood International and Oxygen Biotherapeutics, Inc., a Delaware corporation. Oxygen Biotherapeutics was formed on April 17, 2008, by Synthetic Blood International to participate in the merger for the purpose of changing the state of domicile of Synthetic Blood International from New Jersey to Delaware. Certificates of Merger were filed with the states of New Jersey and Delaware, and the merger was effective June 30, 2008. Under the Plan of Merger, Oxygen Biotherapeutics was the surviving corporation and each share of Synthetic Blood International common stock outstanding on June 30, 2008 was converted to one share of Oxygen Biotherapeutics common stock. On September 19, 2014, the Company changed its name to Tenax Therapeutics, Inc.

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

On October 9, 2020, the Company entered into an Amendment (the “Amendment”) to the License between the Company and Orion Corporation, a global healthcare company incorporated under the laws of Finland (“Orion”), to include two new oral products containing levosimendan, in capsule and solid dosage form, and a subcutaneously administered product containing levosimendan to the scope of the License, subject to specified limitations. The Amendment also amends the tiered royalty payments based on net sales of the Product in the Territory (each as defined in the License, as amended by the Amendment) made by the Company and its sublicensees. Pursuant to the Amendment, the term of the License has been extended until 10 years after the launch of the Product in the Territory, provided that the License will continue after the end of the term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country. In the event that no regulatory approval for the Product has been granted in the United States on or before September 20, 2028, however, either party will have the right to terminate the License with immediate effect. The Company intends to conduct an upcoming Phase 3 study in pulmonary hypertension patients utilizing one of these oral formulations.

On January 15, 2021, the Company, Life Newco II, Inc., a Delaware corporation and a wholly-owned, direct subsidiary of the Company (“Life Newco II”), PHPrecisionMed Inc., a Delaware corporation (“PHPM,”) and Dr. Stuart Rich, solely in his capacity as holders’ representative (in such capacity, the “Representative”), entered into an Agreement and Plan of Merger, dated January 15, 2021 (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Company would acquire 100% of the equity of PHPM. Under the terms of the Merger Agreement, Life Newco II would merge with and into PHPM, with PHPM surviving as a wholly owned subsidiary of the Company (the “Merger”). On January 15, 2021, the Company completed the acquisition contemplated by the Merger Agreement (the “Acquisition”). As a result of the Acquisition the Company intends to develop pharmaceutical products containing imatinib for the treatment of pulmonary arterial hypertension in the United States and the rest of the world.

Going Concern

Management believes the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $246,019,827 and $236,168,436 on December 31, 2020 and 2019, respectively, and used cash in operations of $9,272,856 and $7,556,177 during the years ended December 31, 2020 and 2019, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying December 31, 2020 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Cash Concentration Risk

The Federal Deposit Insurance Corporation (the “FDIC”) insurance limits are $250,000 per depositor per insured bank. The Company had cash balances of $5,870,477 and $4,533,976 uninsured by the FDIC as of December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

The Company has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. The Company had total current assets of $6,795,506 and $6,180,829 and working capital of $4,676,543 and $3,648,434 as of December 31, 2020 and 2019, respectively.

Cash resources, including the fair value of the Company’s available for sale marketable securities as of December 31, 2020 were approximately $6.7 million, compared to approximately $5.4 million as of December 31, 2019.

The Company expects to continue to incur expenses related to development of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates. Based on its resources on December 31, 2020, the Company believes that it has sufficient capital to fund its planned operations through the third quarter of calendar year 2021. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot provide assurance that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

	Year ended December 31,
	2020	2019

Warrants to purchase common stock	21,859,084	10,519,945
Options to purchase common stock	451,148	244,206
Convertible preferred shares outstanding	210	38,606

Operating Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in operating lease right-of-use assets, other current liabilities, and long-term lease liabilities in the Company’s consolidated balance sheet as of December 31, 2020. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses the incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. The Company’s leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that the Company will exercise any such option. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected to account for leases with an initial term of 12 months or less similar to previous guidance for operating leases, under which the Company will recognize those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.

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

The Company adopted this standard on January 1, 2019, using the required modified-retrospective approach as of the effective date. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows it to carryforward the historical lease classification. The Company made an accounting policy election to account for leases with an initial term of 12 months or less similar to previous guidance for operating leases, under which the Company recognizes those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term. Results for the year ended December 31, 2019 continue to be reported in accordance with historical accounting under previous lease guidance, ASC Topic 840, Leases.

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

The Company recognized a gain of $28 and $66 for the years ended December 31, 2020 and 2019, respectively.

Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. On December 31, 2020, the Company believes that the costs of its investments are recoverable in all material respects.

The following tables summarize the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments is classified as Level 2 in the fair value hierarchy as defined in GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	December 31, 2020
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value
Corporate debt securities	$459,210	$3,551	$128	$(202)	$462,687
Total investments	$459,210	$3,551	$128	$(202)	$462,687

The following table summarizes the scheduled maturity for the Company’s investments on December 31, 2020 and 2019, respectively:

	December 31, 2020	December 31, 2019
Maturing in one year or less	$462,687	$493,884
Maturing after one year through three years	-	-
Total investments	$462,687	$493,884

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019:

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2020	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$6,250,241	$6,250,241	$-	$-
Marketable securities	$462,687	$-	$462,687	$-

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2019	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$4,905,993	$4,905,993	$-	$-
Marketable securities	$493,884	$-	$493,884	$-

There were no significant transfers between levels during the year ended December 31, 2020.

NOTE C—BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment consist of the following:

	December 31, 2020	December 31, 2019
Office furniture and fixtures	$43,033	$130,192
Computer equipment and software	23,307	80,669
	66,340	210,861
Less: Accumulated depreciation	(60,368)	(204,302)
	$5,972	$6,559

Depreciation and amortization expense were $4,077 and $5,017 for the years ended December 31, 2020 and 2019, respectively.

Accrued liabilities

Accrued liabilities consist of the following:

	December 31, 2020	December 31, 2019
Operating costs	$319,608	$426,115
Lease liability	60,379	111,353
Employee related	860,629	333,873
	$1,240,616	$871,341

NOTE D—NOTE PAYABLE

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

As of December 31, 2020, the current and long-term portions of the PPP Loan were $120,491 and $124,166, respectively.

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

The Company will not effect any conversion of the Series A Stock, nor shall a holder convert its shares of Series A Stock, to the extent that such conversion would cause the holder to have acquired, through conversion of the Series A Stock or otherwise, beneficial ownership of a number of shares of common stock in excess of 4.99% (or, at the election of the holder prior to the issuance of any shares of Series A Stock, 9.99%) of the common stock outstanding after giving effect to such exercise.

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

During the years ended December 31, 2020 and 2019, 38,396 and 2,815,987 shares of Series A Stock were converted into 38,396 and 2,815,987 shares of common stock, respectively.

As of December 31, 2020, there were 210 shares of Series A Stock outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of December 31, 2020, and December 31, 2019, there were 12,619,369 and 6,741,860 shares of common stock issued and outstanding, respectively.

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

During the year ended December 31, 2020, the Company issued 1,610,313 shares of common stock upon the exercise of pre-funded warrants. As of December 31, 2020, there were 5,260,005 pre-funded warrants outstanding.

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

As of December 31, 2020, there were 2,360,313 March 2020 Warrants outstanding.

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

As of December 31, 2020, there were 7,783,616 July 2020 Warrants outstanding.

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

During the year ended December 31, 2020, the Company received $1,500,000 and issued 777,202 shares upon the exercise of outstanding Series 1 Warrants.

As of December 31, 2020, all of the remaining 4,354,144 Series 1 Warrants expired unexercised.

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

During the year ended December 31, 2020, the Company received $193,000 and issued 100,000 shares upon the exercise of outstanding Series 2 Warrants.

As of December 31, 2020, 5,081,346 Series 2 Warrants remain outstanding.

Warrants Issued for Services

In connection with the March 2020 offering described above, the Company issued designees of the placement agent warrants to purchase 177,023 shares of common stock at an exercise price of $1.4564 and a contractual term of five years. In accordance with ASC 815, these warrants are classified as equity and its estimated fair value of $66,201 was recognized as additional paid in capital. Additionally, the Company issued to its previous underwriter a warrant to purchase 94,413 shares of common stock at an exercise price of $1.4564 per share and contractual term of five years. In accordance with ASC 815, this warrant is classified as equity and its estimated fair value of $35,308 was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

In connection with the July 2020 offering described above, the Company issued designees of the placement agent warrants to purchase 583,771 shares of common stock at an exercise price of $1.2848 and a contractual term of five years. In accordance with ASC 815, these warrants are classified as equity and its estimated fair value of $399,445 was recognized as additional paid in capital. Additionally, the Company issued to its previous underwriter a warrant to purchase 311,345 shares of common stock at an exercise price of $1.2848 per share and contractual term of five years. In accordance with ASC 815, this warrant is classified as equity and its estimated fair value of $213,038 was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

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

During the year ended December 31, 2019, all of the 12,035 previously outstanding Series C Warrants expired unexercised.

The following table summarizes the Company’s warrant activity for the years ended December 31, 2020 and December 31, 2019:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2018	10,690,718	$2.45
Exercised	(50,000)	1.93
Expired	(120,773)	47.30
Outstanding at December 31, 2019	10,519,945	$1.94
Issued	11,310,480	0.98
Exercised	(877,202)	1.93
Expired	(4,354,144)	1.93
Outstanding at December 31, 2020	16,599,079	$1.29

Stock Options

The following table summarizes all options outstanding as of December 31, 2020:

	Options Outstanding at December 31, 2020		Options Exercisable and Vested at December 31, 2020
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price
$0.66 to $6.23	396,500	8.2	30,500	$5.75
$10.60 to $41.40	32,500	6.1	32,500	$29.26
$54.40 to $96.40	20,751	4.5	20,751	$70.13
$113.00 to $1,188.00	1,397	3.0	1,397	$178.14
	451,148	7.9	85,148	$33.24

The following table summarizes options outstanding that have vested and are expected to vest based on options outstanding as of December 31, 2020:

	Number of Option Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Life (Years)
Vested	85,148	$33.24	$350	6.1
Vested and expected to vest	410,888	$8.09	$207,747	7.8

(1)
Amount represents the difference between the exercise price and $1.86, the closing price of Tenax Therapeutics’ stock on December 31, 2020, as reported on the Nasdaq Capital Market, for all in-the-money options outstanding.

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

The following table summarizes the shares available for grant under the Plan for the years ended December 31, 2020 and 2019:

Shares Available for Grant
Balances, at December 31, 2018	100,000
Additional shares reserved	600,000
Options granted	(2,500)
Balances, at December 31, 2019	697,500
Options granted	(341,000)
Balances, at December 31, 2020	356,500

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

The following table summarizes the outstanding stock options under the 2016 Plan for the years ended December 31, 2020 and 2019:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances at December 31, 2018	50,000	$6.10
Options granted	2,500	$1.72
Balances at December 31, 2019	52,500	$5.89
Options granted	341,000	$1.18
Balances at December 31, 2020	393,500	$1.81	$233,380 (1)

(1)
Amount represents the difference between the exercise price and $1.86, the closing price of Tenax Therapeutics’ stock on December 31, 2020, as reported on the Nasdaq Capital Market, for all in-the-money options outstanding.

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company used the following assumptions to estimate the fair value of options granted under the 2016 Plan for the years ended December 31, 2020 and 2019:

	For the year ended December 31,
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
Forfeitures
As stock-based compensation expense recognized in the statement of operations for the years ended December 31, 2020 and 2019 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2020 and 2019 was $0.95 and $1.47, respectively.

The Company recorded compensation expense for these stock options grants of $218,148 and $92,919 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, there were unrecognized compensation costs of approximately $152,000 related to non-vested stock option awards under the 2016 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.13 years.

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

The following table summarizes the outstanding stock options under the 1999 Plan for the years ended December 31, 2020 and 2019:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances at December 31, 2018	191,735	$93.72
Options cancelled	(29)	$2,203.00
Balances at December 31, 2019	191,706	$93.40
Options cancelled	(134,058)	$113.64
Balances at December 31, 2020	57,648	$46.34	$- (1)

(1)
  Amount represents the difference between the exercise price and $1.86, the closing price of Tenax Therapeutics’ stock on December 31, 2020, as reported on the Nasdaq Capital Market, for all in-the-money options outstanding.

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company used the following assumptions to estimate the fair value of options granted under the 1999 Plan for the year ended December 31, 2019:

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
Forfeitures
As stock-based compensation expense recognized in the statement of operations for the years ended December 31, 2020 and 2019 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

The Company recorded compensation expense for these stock options grants of $34,498 and $78,297 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, there were unrecognized compensation costs of approximately $1,500 related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.25 years.

Restricted Stock Grants

The following table summarizes the outstanding restricted stock under the 1999 Plan for the year ended December 31, 2019:

	Outstanding Restricted Stock Grants
	Number of Shares	Weighted Average Grant Date Fair Value
Balances, at December 31, 2018	19,914	$6.29
Restricted stock vested	(12,195)	$6.28
Restricted stock cancelled	(7,719)	$6.27
Balances at December 31, 2019	-	$-

The Company recorded no compensation expense for these restricted stock grants for the year ended December 31, 2020 and 2019.

As of December 31, 2020, there were no unrecognized compensation costs related to the non-vested restricted stock grants.

NOTE F—COMMITMENTS AND CONTINGENCIES

Operating Leases

As described above in “NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES”, the Company adopted ASC 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840.

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

The balance sheet classification of our lease liabilities was as follows:

	December 31, 2020	December 31, 2019
Current portion included in accrued liabilities	$60,379	$111,353
Long term lease liability	-	60,379
	$60,379	$171,732

As of December 31, 2020, the maturities of our operating lease liabilities were as follows:

Year ending December 31,
2021	61,803

Total lease payments	$61,803
Less: Imputed interest	(1,424)
Operating lease liability	$60,379

Simdax license agreement

On November 13, 2013, the Company acquired, through its wholly owned subsidiary, Life Newco, that certain License Agreement (the “License”), dated September 20, 2013 by and between Phyxius and Orion, and that certain Side Letter, dated October 15, 2013 by and between Phyxius and Orion. The License grants the Company an exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan (the “Product”) in the United States and Canada (the “Territory”) from Orion.  Pursuant to the License, the Company must use Orion’s “Simdax®” trademark to commercialize the Product.  The License also grants to the Company a right of first refusal to commercialize new developments of the Product, including developments as to the formulation, presentation, means of delivery, route of administration, dosage or indication, i.e., line extension products.  Orion’s ongoing role under the License includes sublicense approval, serving as the sole source of manufacture, holding a first right to enforce intellectual property rights in the Territory, and certain regulatory participation rights.  Additionally, the Company must grant back to Orion a broad non-exclusive license to any patents or clinical trial data related to the Product developed by the Company under the License.  The License has a fifteen-year term, provided, however, that the License will continue after the end of the 15-year term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country.

On October 9, 2020, the Company entered into the Amendment to include two new oral products containing levosimendan, in capsule and solid dosage form, and a subcutaneously administered product containing levosimendan to the scope of the License, subject to specified limitations. The Amendment also amends the tiered royalty payments based on net sales of the Product in the Territory (each as defined in the License, as amended by the Amendment) made by the Company and its sublicensees. Pursuant to the Amendment, the term of the License has been extended until 10 years after the launch of the Product in the Territory, provided that the License will continue after the end of the term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country. In the event that no regulatory approval for the Product has been granted in the United States on or before September 20, 2028, however, either party will have the right to terminate the License with immediate effect.

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

As of December 31, 2020, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

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

For the years ended December 31, 2020 and 2019, the Company recorded $69,793 and $68,587 for matching contributions expense, respectively.

NOTE H—INCOME TAXES

The Company has not recorded any income tax expense (benefit) for the period ended December 31, 2020 due to its history of net operating losses.

The reconciliation of income tax expense (benefit) at the statutory federal income tax rate of 21% for the periods ended December 31, 2020 and December 31, 2019 is as follows:

	December 31,
	2020	2019
U.S. federal tax benefit at statutory rate	$(2,068,792)	$(1,762,816)
State income tax benefit, net of federal benefit	(194,565)	(165,789)
Stock compensation	57,611	37,761
Other nondeductible, including goodwill impairment	576	1,373
Change in state tax rate	-	27,945
Federal and state net operating loss adjustments	1,605,223	234,659
Other, including effect of tax rate brackets	(56,640)	(17,043)
Change in valuation allowance	656,587	1,643,910
	$-	$-

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31,
Deferred Tax Assets	2020	2019
Net operating loss carryforwards	$35,540,911	$34,933,500
Accruals and other	545,225	498,572
Capital loss carryforwards	11,003	16,908
Valuation allowance	(36,096,792)	(35,440,205)
Net deferred tax assets	347	8,775
Deferred Tax Liabilities
Other liabilities	(347)	(8,775)
Net Deferred Tax Liabilities	$-	$-

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time that it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced. The net increase in the valuation allowance during 2020 was approximately $0.7 million.

As of December 31, 2020, the Company had Federal and State net operating loss carryforwards of approximately $153.0 million and $109.3 million available to offset future federal and state taxable income, respectively. Federal net operating losses of $128.7 million begin to expire in 2021, while the remaining $24.3 million carryforward indefinitely. State net operating losses begin to expire in 2024.

Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of the net operating losses before utilization.

Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain income tax positions on December 31, 2020.

The Company files U.S. and state income tax returns with varying statutes of limitations. The tax years 2002 and forward remain open to examination due to the carryover of unused net operating losses or tax credit.

NOTE I—SUBSEQUENT EVENTS

On January 15, 2021, the Company, Life Newco II, PHPM, and Dr. Stuart Rich, solely in his capacity as holders’ representative (in such capacity, the “Representative”), entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Company would acquire 100% of the equity of PHPM. Under the terms of the Merger Agreement, Life Newco II would merge with and into PHPM, with PHPM surviving as a wholly owned subsidiary of the Company. On January 15, 2021, the Company completed the Acquisition.

As consideration for the Merger, the stockholders of PHPM received (i) 1,892,905 shares of the Company’s common stock (“Common Stock”), and (ii) 10,232 shares of the Company’s Series B convertible preferred stock, which are convertible into up to an aggregate of 10,232,000 shares of Common Stock (“Preferred Stock”) (collectively, the “Merger Consideration”). The issuance of 1,212,492 shares of Common Stock issuable upon conversion of the Preferred Stock, representing approximately 10% of the Merger Consideration, will be delayed as security for closing adjustments and post-closing indemnification obligations of PHPM and the stockholders of PHPM. Each share of Preferred Stock will automatically convert into (i) 881.5 shares of Common Stock following receipt of the approval of the stockholders of the Company for the Conversion (as defined herein), and (ii) 118.5 shares of Common Stock 24 months after the date of issuance of the Preferred Stock, subject to reduction for indemnification claims. The number of shares of Common Stock into which the Preferred Stock converts is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The Preferred Stock does not carry dividends or a liquidation preference. The Preferred Stock carries voting rights aggregating 4.99% of the Company’s Common Stock voting power immediately prior to the closing of the Merger. The rights, preferences and privileges of the Preferred Stock are set forth in the Certificate of Designation of Series B Convertible Preferred Stock that the Company filed with the Secretary of State of the State of Delaware on January 15, 2021 (the “Certificate of Designation”).

Pursuant to the Merger Agreement, the Company must, no later than July 31, 2021, take all action necessary to call, convene and hold a meeting of the Company’s stockholders to vote upon the conversion of the Preferred Stock pursuant to the Certificate of Designation (the “Conversion”). If stockholder approval is not obtained at such meeting, the Company must call a meeting every 90 days thereafter to seek stockholder approval for the Conversion until the earlier of the date stockholder approval for the Conversion is obtained or the Preferred Stock is no longer outstanding.

The terms of the Merger Agreement also require the board of directors of the Company (the “Board”) to, subject to the Board’s fiduciary duties under applicable law, (i) recommend to the Company’s stockholders that they approve the Conversion at any meeting of the Company’s stockholders called for the approval of the Conversion, and (ii) use reasonable best efforts to solicit from the Company’s stockholders, the affirmative vote of the holders of shares representing a majority of the shares of the Company’s capital stock voting in person or by proxy at any such meeting. A vote on the Conversion is expected to take place at the Company’s next annual meeting of stockholders. In addition, (i) at the Company’s first regularly scheduled Board meeting following the closing of the Merger, the Board must appoint one director designated by the Representative to serve on the Board, and (ii) as promptly as practicable after the Company has obtained stockholder approval for the Conversion, the Board must appoint two additional directors designated by the Representative to serve on the Board. Dr. Stuart Rich, the co-founder and Chief Executive Officer, and a stockholder of PHPM, and Dr. Michael Davidson and Dr. Declan Doogan, the two other designees of the Representative, were appointed to the Board on February 25, 2021. In connection with the closing of the Merger, Dr. Stuart Rich was also appointed Chief Medical Officer of the Company.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

From time to time, we may review and make changes to our internal control over financial reporting that are intended to enhance the effectiveness of our internal control over financial reporting and which do not have a material effect on our overall internal control over financial reporting. During the three months ended December 31, 2020, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rule 13a-15(f) and Rule 15(d)-15(f) under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

ITEM 9B—OTHER INFORMATION

There is no information to report under this item for the quarter ended December 31, 2020.

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2020.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2020.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2020.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2020.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after the end of fiscal 2020.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1) The Consolidated Financial Statements and information listed below are included in this report in Part II, Item 8.

-	Report of Independent Registered Public Accounting Firm.
-	Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019.
-	Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020 and 2019.
-	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019.
-	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019.
-	Notes to the Consolidated Financial Statements.
(A)(2) No schedules have been included because they are not applicable, or the required information is shown in our Consolidated Financial Statements or our notes thereto.

(A)(3) The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Exhibits Required by Item 601 of Regulation S-K
2.1
Agreement and Plan of Merger between Synthetic Blood International, Inc. and Oxygen Biotherapeutics, Inc. dated April 28, 2008 (incorporated herein by reference to Exhibit 2.01 to our current report on Form 8-K filed with the SEC on June 30, 2008)

2.2
Asset Purchase Agreement by and between Oxygen Biotherapeutics, Inc., Life Newco, Inc., Phyxius Pharma, Inc., and the stockholders of Phyxius Pharma, Inc. dated October 21, 2013 (incorporated herein by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on October 25, 2013)

2.3
Agreement and Plan of Merger among PHPrecisionMed Inc., Tenax Therapeutics, Inc., Life Newco II, Inc., and Dr. Stuart Rich dated January 15, 2021 (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on January 19, 2021)

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.01 to our current report on Form 8-K filed with the SEC on June 30, 2008)

3.2	Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on November 13, 2009)

3.3	Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on May 15, 2013)

3.4	Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.4 to our quarterly report on Form 10-Q filed with the SEC on December 15, 2014)

3.5	Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to our current report on Form 8-K filed with the SEC on February 23, 2018)

3.6	Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on December 11, 2018)

3.7	Certificate of Designation of Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on January 19, 2021)

3.8	Third Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to our quarterly report on Form 10-Q filed with the SEC on September 9, 2015)

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to our annual report on Form 10-K filed with the SEC on July 23, 2010)

4.2	Description of Common Stock*

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

10.24
License and Supply Agreement dated February 5, 2013, between Oxygen Biotherapeutics, Inc. and Valor SA (incorporated herein by reference to Exhibit 10.60 to our annual report on Form 10-K filed with the SEC on July 29, 2014)

10.25
License Agreement dated September 20, 2013 by and between Phyxius Pharma, Inc. and Orion Corporation (incorporated herein by reference to Exhibit 10.3 to our quarterly report on Form 10-Q filed with the SEC on March 17, 2014)**

10.26
Amendment to License Agreement, dated as of October 9, 2020, by and between Tenax Therapeutics, Inc. and Orion Corporation (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on October 15, 2020)**

10.27
Sales Agreement dated as of February 23, 2015, between Tenax Therapeutics, Inc. and Cowen and Company, LLC (incorporated herein by reference to Exhibit 10.72 to our annual report on Form 10-K filed with the SEC on July 14, 2015)

10.28	Representative’s Warrant to Purchase Shares of Common Stock (incorporated herein by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on December 11, 2018)

10.29	Form of Warrant to Purchase Shares of Common Stock (incorporated herein by reference to Exhibit 4.3 to our current report on Form 8-K filed with the SEC on December 11, 2018)

10.30	Warrant Agency Agreement (incorporated herein by reference to Exhibit 4.4 to our current report on Form 8-K filed with the SEC on December 11, 2018)

10.31
Form of Securities Purchase Agreement, dated as of March 11, 2020, by and between Tenax Therapeutics, Inc. and the investor identified on the signature page thereto (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 13, 2020)

10.32	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on March 13, 2020)

10.33	Form of Unregistered Warrant (incorporated herein by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on March 13, 2020)

10.34	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.3 to our current report on Form 8-K filed with the SEC on March 13, 2020)

10.35
Note, dated April 30, 2020, between Tenax Therapeutics, Inc. and First Horizon Bank (incorporated herein by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed with the SEC on May 15, 2020)

10.36	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on July 8, 2020)

10.37	Form of Unregistered Warrant (incorporated herein by reference to Exhibit 4.2 to our current report on Form 8-K filed with the SEC on July 8, 2020)

10.38	Form of Placement Agent Warrant (incorporated herein by reference to Exhibit 4.3 to our current report on Form 8-K filed with the SEC on July 8, 2020)

10.39
Form of Securities Purchase Agreement for Class C Units and Class D Units, dated as of July 6, 2020, by and between Tenax Therapeutics, Inc. and the investor identified on the signature page thereto (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 8, 2020)

10.40
Form of Securities Purchase Agreement for Class E Units and Class F Units, dated as of July 6, 2020, by and between Tenax Therapeutics, Inc. and the investor identified on the signature page thereto (incorporated herein by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on July 8, 2020)

10.41
Form of Registration Rights Agreement, dated as of July 6, 2020, by and between Tenax Therapeutics, Inc. and the investor identified on the signature page thereto (incorporated herein by reference to Exhibit 10.3 to our current report on Form 8-K filed with the SEC on July 8, 2020)

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
**
Asterisks located within the exhibit denote information which has been redacted pursuant to a request for confidential treatment filed with the SEC or pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both not material and would likely cause competitive harm to the Company if publicly disclosed.

+	Management contract or compensatory plan or arrangement.

ITEM 16—FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2021	TENAX THERAPEUTICS, INC.

	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
Michael B. Jebsen President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Michael B. Jebsen his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony DiTonno Anthony DiTonno	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2021

/s/ Michael B. Jebsen Michael B. Jebsen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2021

/s/ Stuart Rich Stuart Rich, MD	Chief Medical Officer and Director	March 31, 2021
/s/ Ronald R. Blanck Ronald R. Blanck, DO	Director	March 31, 2021

/s/ Gregory Pepin Gregory Pepin	Director	March 31, 2021

/s/ James Mitchum James Mitchum	Director	March 31, 2021

/s/ Chris A. Rallis Chris A. Rallis	Director	March 31, 2021

/s/ Gerald Proehl Gerald Proehl	Director	March 31, 2021

/s/ June Almenoff June Almenoff, MD	Director	March 31, 2021

/s/ Declan Doogan Declan Doogan, MD	Director	March 31, 2021

/s/ Michael Davidson Michael Davidson, MD	Director	March 31, 2021

/s/ Steven Boyd Steven Boyd	Director	March 31, 2021

/s/ Keith Maher Keith Maher, MD	Director	March 31, 2021