Form 10-K/A
period 2020-12-31
TENAX THERAPEUTICS, INC.
filed 2021-04-16
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

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

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of April 14, 2021 was 14,969,312.

Explanatory Note

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K filed on March 31, 2021 (the “Original Annual Report”) of Tenax Therapeutics, Inc. (the “Company”) is being filed solely for the purpose of correcting certain inadvertent errors in the net loss per share and weighted average number of shares items of the Consolidated Statements of Operations and Comprehensive Loss presented under the Caption “Financial Statements and Supplementary Data” on page 37 of the Original Annual Report by amending and restating only the Consolidated Statements of Operations and Comprehensive Loss appearing in Part II, Item 8. “Financial Statements Supplementary Data” in the Original Annual Report.

In addition, pursuant to the rules of the Securities and Exchange Commission, the Company has included as exhibits to this Amendment updated certifications from the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Annual Report. We have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report.

	Year ended December 31,
	2020	2019
Operating expenses
General and administrative	$5,307,206	$5,084,111
Research and development	4,560,724	3,471,153
Total operating expenses	9,867,930	8,555,264

Net operating loss	9,867,930	8,555,264

Interest expense	1,627	-
Other income, net	(18,166)	(160,901)
Net loss	$9,851,391	$8,394,363

Unrealized loss on marketable securities	528	58
Total comprehensive loss	$9,851,919	$8,394,421

Net loss per share, basic and diluted	$(0.95)	$(1.35)
Weighted average number of common shares outstanding, basic and diluted	10,365,826	6,195,444

PART IV

Item 15. Exhibits, Financial Statements and Schedules

The exhibit index below lists the exhibits that are filed as part of this amendment.

Exhibit No.	Exhibits Required by Item 601 of Regulation S-K

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENAX THERAPEUTICS, INC.

Date: April 16, 2021	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anthony DiTonno Anthony DiTonno	Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2021

/s/ Michael B. Jebsen Michael B. Jebsen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 16, 2021

/s/ Stuart Rich Stuart Rich, MD	Chief Medical Officer and Director	April 16, 2021
/s/ Ronald R. Blanck Ronald R. Blanck, DO	Director	April 16, 2021

/s/ Gregory Pepin Gregory Pepin	Director	April 16, 2021

/s/ James Mitchum James Mitchum	Director	April 16, 2021

/s/ Chris A. Rallis Chris A. Rallis	Director	April 16, 2021

/s/ Gerald Proehl Gerald Proehl	Director	April 16, 2021

/s/ June Almenoff June Almenoff, MD	Director	April 16, 2021

/s/ Declan Doogan Declan Doogan, MD	Director	April 16, 2021

/s/ Michael Davidson Michael Davidson, MD	Director	April 16, 2021

/s/ Steven Boyd Steven Boyd	Director	April 16, 2021

/s/ Keith Maher Keith Maher, MD	Director	April 16, 2021