Form 10-Q
period 2021-03-31
TENAX THERAPEUTICS, INC.
filed 2021-05-17
CIK 34956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

As of May 13, 2021, the registrant had outstanding 14,969,312 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1.
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,536,787	$6,250,241
Marketable securities	494,877	462,687
Prepaid expenses	485,935	82,578
Total current assets	4,517,599	6,795,506
Right of use asset	29,690	58,778
Property and equipment, net	4,837	5,972
Other assets	8,435	8,435
Total assets	$4,560,561	$6,868,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$997,443	$757,856
Accrued liabilities	222,780	1,240,616
Note payable	213,577	120,491
Total current liabilities	1,433,800	2,118,963
Long term liabilities
Note payable	31,080	124,166
Total long term liabilities	31,080	124,166
Total liabilities	1,464,880	2,243,129

Commitments and contingencies; see Note 8
Stockholders' equity
Preferred stock, undesignated, authorized 9,989,558 shares; See Note 9
Series A Preferred stock, par value $.0001, issued 5,181,346 shares; outstanding 210, respectively	-	-
Series B Preferred stock, par value $.0001, issued 10,232 shares; outstanding 10,232 and 0, respectively	1	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 14,969,312 and 12,619,369, respectively	1,497	1,262
Additional paid-in capital	272,862,552	250,644,197
Accumulated other comprehensive loss	(402)	(70)
Accumulated deficit	(269,767,967)	(246,019,827)
Total stockholders’ equity	3,095,681	4,625,562
Total liabilities and stockholders' equity	$4,560,561	$6,868,691

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$1,373,460	$1,322,959
Research and development	22,376,202	1,342,526
Total operating expenses	23,749,662	2,665,485

Net operating loss	23,749,662	2,665,485

Interest expense	613	-
Other income, net	(2,135)	(10,841)
Net loss	$23,748,140	$2,654,644

Unrealized loss on marketable securities	332	1,622
Total comprehensive loss	$23,748,472	$2,656,266

Net loss per share, basic and diluted	$(1.64)	$(0.38)
Weighted average number of common shares outstanding, basic and diluted	14,515,088	6,974,387

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital			Total stockholders' equity

Balance at December 31, 2019	38,606	$4	6,741,860	$674	$239,939,797	$458	$(236,168,436)	$3,772,497
Common stock and pre-funded warrants sold, net of offering costs			750,000	75	2,129,930			2,130,005
Compensation on options issued				-	72,376			72,376
Common stock issued for services rendered			77,987	8	99,992			100,000
Common stock issued for convertible preferred stock	(38,396)	(4)	38,396	4	-			-
Exercise of pre-funded warrants			400,000	40	-			40
Unrealized loss on marketable securities						(1,622)		(1,622)
Net loss							(2,654,644)	(2,654,644)
Balance at March 31, 2020	210	$-	8,008,243	$801	$242,242,095	$(1,164)	$(238,823,080)	$3,418,652

Balance at December 31, 2020	210	$-	12,619,369	$1,262	$250,644,197	$(70)	$(246,019,827)	$4,625,562
Common stock and preferred stock issued for asset acquisition	10,232	1	1,892,905	189	21,582,141			21,582,331
Compensation on options issued					91,609			91,609
Exercise of warrants			457,038	46	544,605			544,651
Unrealized loss on marketable securities						(332)		(332)
Net loss							(23,748,140)	(23,748,140)
Balance at March 31, 2021	10,442	$1	14,969,312	$1,497	$272,862,552	$(402)	$(269,767,967)	$3,095,681

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(23,748,140)	$(2,654,644)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,135	1,113
Interest on debt instrument	613	-
Amortization of right of use asset	29,088	26,841
Issuance of common stock and preferred stock for asset acquisition	21,582,331	-
Issuance and vesting of compensatory stock options and warrants	91,609	72,376
Issuance of common stock for services rendered	-	25,000
Amortization of premium on marketable securities	4,442	58
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(403,357)	(85,192)
Accounts payable and accrued liabilities	(778,862)	(26,945)
Long term portion of lease liability	-	(29,636)
Net cash used in operating activities	(3,221,141)	(2,671,029)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(227,148)	(146,298)
Sale of marketable securities	190,184	139,968
Net cash used in investing activities	(36,964)	(6,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	-	2,130,005
Proceeds from the exercise of warrants	544,651	40
Net cash provided by financing activities	544,651	2,130,045

Net change in cash and cash equivalents	(2,713,454)	(547,314)
Cash and cash equivalents, beginning of period	6,250,241	4,905,993
Cash and cash equivalents, end of period	$3,536,787	$4,358,679

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet on December 31, 2020 has been derived from the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2020. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) rules and regulations. Operating results for the three-month period ended March 31, 2021 are not necessarily indicative of results for the full year or any other future periods. As such, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Going Concern

Management believes the accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $270 million on March 31, 2021 and $246 million on December 31, 2020 and used cash in operations of $3.2 million and $2.7 million during the three months ended March 31, 2021 and 2020, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying March 31, 2021 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company, Life Newco and Life Newco II. All material intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Management’s Plan

On March 31, 2021, the Company had cash and cash equivalents, including the fair value of its marketable securities, of approximately $4.0 million. The Company used $3.2 million of cash for operating activities during the three months ended March 31, 2021 and had stockholders’ equity of $3.1 million, versus $4.6 million on December 31, 2020.

The Company expects to continue to incur expenses related to development of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates. Based on its resources on March 31, 2021, the Company believes that it has sufficient capital to fund its planned operations through the third quarter of calendar year 2021. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

	Three months ended March 31,
	2021	2020

Warrants to purchase common stock	21,057,508	14,362,007
Options to purchase common stock	751,137	581,694
Convertible preferred shares outstanding	10,442	210

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued an accounting standard intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740, Income Taxes and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. The Company’s adoption of this standard did not have a material impact on its consolidated financial statements.

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

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in other income in the condensed consolidated statements of comprehensive loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. As of March 31, 2021, the Company believes that the costs of its investments are recoverable in all material respects.

The following table summarizes the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments is classified as Level 2 in the fair value hierarchy as defined in GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	March 31, 2021
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value
Corporate debt securities	$491,924	$3,357	$31	$(435)	$494,877
Total investments	$491,924	$3,357	$31	$(435)	$494,877

All of the Company’s investments have scheduled maturities of less than one year as of March 31, 2021 and December 31, 2020.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

		Fair Value Measurements at Reporting Date Using
	Balance as of March 31, 2021	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$3,536,787	$3,536,787	$-	$-
Marketable securities	$494,877	$-	$494,877	$-

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2020	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$6,250,241	$6,250,241	$-	$-
Marketable securities	$462,687	$-	$462,687	$-

There were no significant transfers between levels in the three months ended March 31, 2021.

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment consist of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Office furniture and fixtures	$43,033	$43,033
Computer equipment and software	21,757	23,307
	64,790	66,340
Less: Accumulated depreciation	(59,953)	(60,368)
	$4,837	$5,972

Depreciation expense was approximately $1,100 for each the three months ended March 31, 2021 and 2020.

Accrued liabilities

Accrued liabilities consist of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Employee related	$107,442	$860,629
Operating costs	84,595	319,608
Lease liability	30,743	60,379
	$222,780	$1,240,616

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

The balance sheet classification of our lease liabilities was as follows:

	March 31, 2021	December 31, 2020
Current portion included in accrued liabilities	$30,743	$60,379
	$30,743	$60,379

As of March 31, 2021, the maturities of our operating lease liabilities were as follows:

Year ending December 31, 2021
Total lease payments	$31,154
Less: Imputed interest	(411)
Operating lease liability	$30,743

Operating lease liabilities are based on the net present value of the remaining Lease payments over the remaining Lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the Lease commencement date. As of March 31, 2021, the remaining Lease term is 3 months and the discount rate used to determine the operating lease liability was 8.0%. For the three months ending March 31, 2021, the Company paid $34,543 in total lease expenses, including $3,895 for common area maintenance charges.

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

As of March 31, 2021, the current and long-term portions of the PPP Loan were $213,577 and $31,080, respectively.

NOTE 7. MERGER

On January 15, 2021, the Company, Life Newco II, PHPM, and Dr. Stuart Rich, solely in his capacity as Representative, entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Company would acquire 100% of the equity of PHPM. Under the terms of the Merger Agreement, Life Newco II would merge with and into PHPM, with PHPM surviving as a wholly owned subsidiary of the Company. On January 15, 2021, the Company completed the Acquisition.

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

The Company evaluated this acquisition in accordance with ASC 805, Business Combinations, to determine whether the assets and operations of PHPM met the definition of a business. Included in the in-process research and development project is the historical know-how, formula protocols, designs, and procedures expected to be needed to complete the related phase of testing. The Company concluded that the in-process research and development (“IPR&D”) project is an identifiable intangible asset that would be accounted for as a single asset in a business combination. The Company also qualitatively concluded that there is no fair value associated with the clinical research organization contract and the clinical manufacturing organization contract because the services are being provided at market rates and could be provided by multiple vendors in the marketplace. Therefore, all of the consideration in the transaction will be allocated to the in-process research and development project. As such, the Company concluded that substantially all of the fair value of the gross assets acquired is concentrated in the single in-process research and development asset and the set is not a business.

The Company is planning to use the acquired asset to further its clinical develop in an upcoming phase 3 clinical trial for the treatment of patients with PAH. Although the acquired asset may have utility in other patient populations, future development decisions for the acquired asset will be contingent upon the results of the contemplated phase 3 program for PAH. As such, the acquired asset does not have an alternative future use at the acquisition date. In accordance with ASC 730, Research and Development, the Company concluded the entire Purchase Price for the asset acquisition will be recorded as an expense on the acquisition date.

The consideration transferred, assets acquired and liabilities assumed were recognized as follows:

Fair value of shares of Common Stock issued	$3,369,371
Fair Value of Series B Convertible Preferred Stock issued at closing	18,212,960
Total fair value of consideration transferred	$21,582,331

Tangible assets acquired	$-
Accounts payable assumed	(150,000)
Total identifiable net assets	(150,000)
IPR&D expense recognized	21,732,331
Total fair value of consideration	$21,582,331

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2021, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Stock

Under the Company’s Certificate of Incorporation, the Board is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof.

            Series B Stock

As further discussed in Note 7 above, on January 15, 2021 the Company issued 10,232 shares of its Series B Stock, which were convertible into an aggregate of 10,232,000 shares of common stock, to the stockholders of PHPM as partial consideration for the Merger with PHPM pursuant to the Merger Agreement.

The rights, preferences and privileges of the Series B Stock are set forth in the Certificate of Designation.  Each share of Series B Stock will automatically convert into (i) 881.5 shares of Common Stock following receipt of the approval of the stockholders of the Company for the Conversion, and (ii) 118.5 shares of Common Stock 24 months after the date of issuance of the Preferred Stock, subject to reduction for indemnification claims. The number of shares of Common Stock into which the Preferred Stock converts is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The Preferred Stock does not carry dividends or a liquidation preference. The Preferred Stock carries voting rights aggregating 4.99% of the Company’s Common Stock voting power immediately prior to the closing of the Merger.

As of March 31, 2021, there were 10,232 shares of Series B Stock outstanding.

Series A Stock

On December 11, 2018, the Company closed its underwritten offering of 5,181,346 units for net proceeds of approximately $9 million. Each unit consists of (1) one share of the Company’s Series A convertible preferred stock, par value $0.0001 per share (the “Series A Stock”), (2) a two-year warrant to purchase one share of common stock at an exercise price of $1.93, and (3) a five-year warrant to purchase one share of common stock at an exercise price of $1.93. In accordance with ASC 480, the estimated fair value of $1,800,016 for the beneficial conversion feature was recognized as a deemed dividend on the Series A Stock during the year ended December 31, 2020.

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

As of March 31, 2021, there were 210 shares of Series A Stock outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of March 31, 2021, and December 31, 2020, there were 14,969,312 and 12,619,369 shares of common stock issued and outstanding, respectively.

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

As of March 31, 2021, there were 5,260,005 pre-funded warrants outstanding.

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

During the three months ended March 31, 2021, the Company received approximately $545,000 and issued 282,202 shares of common stock upon the exercise of previously outstanding warrants issued in connection with the Company’s December 2018 offering.

During the three months ended March 31, 2021, the Company issued 119,491 shares of common stock upon the cashless exercise of previously outstanding placement agent warrants issued in connection with the Company’s March 2020 offering.

During the three months ended March 31, 2021, the Company issued 399,883 shares of common stock upon the cashless exercise of previously outstanding placement agent warrants issued in connection with the Company’s July 2020 offering.

As of March 31, 2021, the Company has 15,797,503 warrants outstanding. The following table summarizes the Company’s warrant activity for the three months ended March 31, 2021:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020	16,599,079	$1.29
Exercised	(801,576)	1.54
Outstanding at March 31, 2021	15,797,503	$1.27

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

The following table summarizes the shares available for grant under the 2016 Plan for the three months ended March 31, 2021:

Shares Available for Grant
Balances, at December 31, 2020	356,500
Options granted	(300,000)
Balances, at March 31, 2021	56,500

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

The following table summarizes the outstanding stock options under the 2016 Plan for the three months ended March 31, 2021:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2020	393,500	$1.81
Options granted	300,000	$1.85
Balances at March 31, 2021	693,500	$1.83

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock option grants of $90,319 and $60,161 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, there were unrecognized compensation costs of approximately $503,592 related to non-vested stock option awards under the 2016 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.57 years.

The Company used the following assumptions to estimate the fair value of options granted under the 2016 Plan for the three months ended March 31, 2021:

	For the three months ended March 31,
	2021	2020
Risk-free interest rate (weighted average)	0.66%	1.03%
Expected volatility (weighted average)	99.49%	97.59%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.
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
Forfeitures
Stock compensation expense recognized in the statements of operations for the three months ended March 31, 2021 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

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

The following table summarizes the outstanding stock options under the 1999 Plan for the three months ended March 31, 2021:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2020	57,648	$46.34
Options cancelled	(11)	$789.45
Balances at March 31, 2021	57,637	$46.20

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock option grants of $1,290 and $12,215 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, there were no unrecognized compensation costs related to non-vested stock option awards under the 1999 Plan.

Inducement Stock Options

The Company granted an employment inducement stock option award for 250,000 shares of common stock to our chief medical officer on January 15, 2021. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by NASDAQ Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% upon initiation of a Phase 3 trial; 25% upon database lock; 25% upon acceptance for review of an NDA; and 25% upon approval. The options have a 10-year term and an exercise price of $1.78 per share, the January 15, 2021 closing price of the Company's common stock. As of March 31, 2021, none of the vesting milestones have been achieved.

The estimated fair value of the inducement stock option award granted was $402,789 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.11%, dividend yield of 0%, volatility factor for our common stock of 103.94% and an expected life of 10 years.

Inducement stock option compensation expense totaled $0 for the three months ended March 31, 2021. As of March 31, 2021, there was $402,789 of remaining unrecognized compensation expense related to this inducement stock option.

NOTE 10. SUBSEQUENT EVENTS

In January 2011, the Company entered into the Lease with Concourse Associates, LLC for office facilities located at the premises in Morrisville, North Carolina (the “Lease”).  The Lease was amended in August 2015 to extend the term for the 5,954 square foot rental.  The current term began on March 1, 2016 and continues for 64 months to June 30, 2021. Rent payments began on July 1, 2016, following the conclusion of a four-month rent abatement period. The Company has two five-year options to extend the Lease and a one-time option to terminate the Lease thirty-six months after the commencement of the initial term if no additional space (“Expansion Space”) became available. On April 2, 2021, the Company negotiated a 3-year extension to the existing lease term, commencing July 1, 2021.

Beginning on the commencement date, the annual base rent will be increase to $125,034 and will increase 2.5% annually for lease years 2 and 3. In accordance with ASC 842, the Company remeasured its lease classification, lease liability, its right-of-use asset and its lease expense as of the date of the extension (remeasurement date) as follows:

Current Lease liability	$30,743
Remeasured Lease liability	$364,523

Current Right of use asset	$29,690
Remeasured Right of use assset	$363,469

Original Lease expense	$10,033
Remeasured Lease expense	$10,634

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. Examples of these statements include, but are not limited to, statements regarding: the implications of interim or final results of our clinical trials, the progress of our research programs, including clinical testing, the extent to which our issued and pending patents may protect our products and technology, our ability to identify new product candidates, the potential of such product candidates to lead to the development of commercial products, our anticipated timing for initiation or completion of our clinical trials for any of our product candidates, our future operating expenses, our future losses, our future expenditures for research and development, our relationship with Orion Corporation, or Orion, our ability to raise capital, the sufficiency of our cash resources, our ability to successfully integrate operations pursuant to our merger with PH Precision Med, the impacts of the current COVID-19 pandemic and the eligibility for forgiveness of our loan, or the PPP Loan, received pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, as administered by the U.S. Small Business Administration, or the SBA. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Part II, Item 1A of this Quarterly Report on Form 10-Q, Part I, Item 1A of our Annual Report on Form 10-K, and our other filings with the Securities and Exchange Commission, or the SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from those we expect. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2020.

All references in this Quarterly Report to “Tenax Therapeutics”, “we”, “our” and “us” means Tenax Therapeutics, Inc.

The description or discussion, in this Quarterly Report on Form 10-Q of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

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

First Quarter 2021 Highlights

The following summarizes certain key financial measures for the three months ended March 31, 2021:

●
Cash and cash equivalents, including the fair-value of our marketable securities, were $4.0 million on March 31, 2021.
●
Our net loss from operations was $23.7 million for the first quarter of fiscal 2021 compared to $2.7 million for the three months ended March 31, 2020.
●
Net cash used in operating activities was $3.2 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively.

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

Financial Overview

Results of Operations- Comparison of the Three Months Ended March 31, 2021 and 2020

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended March 31, 2021 and 2020, respectively, are as follows:

	Three months ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2021	2020
Personnel costs	$795,510	$737,269	$58,241	8%
Legal and professional fees	382,548	357,831	24,717	7%
Other costs	154,645	189,593	(34,948)	(18)%
Facilities	40,757	38,266	2,491	7%

Personnel costs:

Personnel costs increased approximately $58,000 for the three months ended March 31, 2021 compared to the same period in the prior year. This increase was due primarily to an increase of approximately $38,000 in salaries and benefits paid and an increase of approximately $20,000 in expense recognized for vested employee stock options as compared to the same period in the prior year.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees increased approximately $25,000 for the three months ended March 31, 2021 compared to the same period in the prior year. This increase was due primarily to an increase in accounting fees and Board of Directors fees, partially offset by reductions in legal fees, capital market expenses and investor relations services.

●
Accounting fees increased approximately $40,000 in the current period due primarily to fees associated with the PHPM transaction that were not incurred during the same period in the prior year.
●
Board of Director fees increased approximately $12,000 in the current period due primarily to fees paid to new directors that were not incurred during the same period in the prior year.
●
Legal fees decreased approximately $9,000 in the current period. This decrease was due primarily to a decrease of approximately $50,000 in costs incurred for arbitration partially offset by an increase of approximately $32,000 in costs associated with the PHPM acquisition and an increase of approximately $8,000 in fees associated with our intellectual property portfolio.
●
Investor relations costs decreased approximately $12,000 in the current period. This decrease was primarily due to fees paid to a third-party investor relations firm for direct outreach and communications in the prior year that were not incurred in the current period.

Other costs:

Other costs include costs incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. Other costs decreased approximately $35,000 in the current period due primarily to a decrease in franchise taxes paid, partially offset by an increase of approximately $26,000 in insurance premiums paid in the current period as compared to the same period of the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the three months ended March 31, 2021 and 2020.

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

	Three months ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2021	2020
Clinical and preclinical development	$500,178	$1,282,662	$(782,484)	(61)%
Personnel costs	136,242	55,143	81,099	147%
Other costs	21,739,782	4,721	21,735,061	460391%

Clinical and preclinical development:

Clinical and preclinical development costs include the costs associated with our Phase 2 HELP Study for levosimendan, which was completed during fiscal year 2020, the costs associated with our IV to oral levosimendan transition study and development costs associated with the formulation for imatinib. The decrease of approximately $782,000 in clinical and preclinical development costs for the three months ended March 31, 2021 compared to the same period in the prior year was primarily due to a decrease of approximately $384,000 in expenditures for CRO costs, a reduction of approximately $524,000 in enrolled patient costs and a decrease of approximately $66,000 in fees paid for clinical research associates to manage the Phase 2 HELP Study in the current period as compared to the same period in the prior year. These cost reductions were partially offset by an increase of approximately $45,000 in costs associated with oral levosimendan transition study drug material and an increase of approximately $146,000 in costs associated with formulation development of imatinib in the current period that were not incurred in the same period in the prior year.

Personnel costs:

Personnel costs increased approximately $81,000 for the three months ended March 31, 2021 due primarily to the addition of our Chief Medical Officer in the current period.

Other costs:

Other costs increased approximately $21.7 million for the three months ended March 31, 2021 due primarily to the recognition of IPR&D acquired as part of the merger with PHPM in the current period that was not incurred in the same period in the prior year.

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

Other income decreased approximately $9,000 for the three months ended March 31, 2021 compared to the same period in the prior year. This decrease is due primarily to a decrease in the interest earned on our investment in marketable securities.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception, and as of March 31, 2021 we had an accumulated deficit of approximately $270 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $4,517,599 and $6,795,506 and working capital of $3,083,799 and $4,676,543 as of March 31, 2021 and December 31, 2020, respectively. Based on our working capital and the value of our investments in marketable securities on March 31, 2021, we believe we have sufficient capital to fund our operations through the third quarter of calendar year 2021.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Net cash used in operating activities	$(3,221,141)	$(2,671,029)
Net cash used in investing activities	(36,964)	(6,330)
Net cash provided by financing activities	544,651	2,130,045

Net cash used in operating activities.  Net cash used in operating activities was approximately $3.2 million for the three months ended March 31, 2021 compared to net cash used in operating activities of approximately $2.7 million for the three months ended March 31, 2020. The increase in cash used for operating activities was due primarily to an increase in our annual insurance premiums and accrued bonuses paid in the current period as compared to the prior year.

Net cash provided by investing activities. Net cash used for investing activities was approximately $37,000 for the three months ended March 31, 2021 compared to approximately $6,000 used in the three months ended March 31, 2020. The increase in cash used investing activities was primarily due to the purchase of marketable securities in the current period.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $545,000 for the three months ended March 31, 2021 compared to approximately $2.1 million for the three months ended March 31, 2020. The decrease in cash provided by financing activities was due primarily to net proceeds of approximately $2.1 million from the March 2020 offering in the prior period, as compared with approximately $545,000 received upon the exercise of warrants in the current period.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2020, and Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

In December 2019, the FASB issued an accounting standard intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740, Income Taxes and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. Our adoption of this new guidance did not have a material impact on our consolidated financial statements.

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

ITEM 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.
RISK FACTORS

The risks we face have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 6.
EXHIBITS

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

No.	Description
2.1
Agreement and Plan of Merger among PHPrecisionMed Inc., Tenax Therapeutics, Inc., Life Newco II, Inc., and Dr. Stuart Rich dated January 15, 2021 (incorporated herein by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on January 19, 2021)

4.1
Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock pursuant to Section 151 of the Delaware General Corporation Law dated January 15, 2021 (incorporated herein by reference to Exhibit 4.1 to our current report on Form 8-K filed with the SEC on January 19, 2021)

10.1	Executive Employment Agreement with Dr. Stuart Rich dated January 15, 2021 (incorporated herein by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on January 19, 2021)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENAX THERAPEUTICS, INC.

Date: May 17, 2021	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)