Form 10-Q
period 2021-06-30
TENAX THERAPEUTICS, INC.
filed 2021-08-16
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

As of August 12, 2021, the registrant had outstanding 25,201,312 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,671,422	$6,250,241
Marketable securities	510,943	462,687
Prepaid expenses	349,862	82,578
Total current assets	2,532,227	6,795,506
Right of use asset	338,698	58,778
Property and equipment, net	5,821	5,972
Other assets	8,435	8,435
Total assets	$2,885,181	$6,868,691

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities
Accounts payable	$791,947	$757,856
Accrued liabilities	383,063	1,240,616
Note payable	-	120,491
Total current liabilities	1,175,010	2,118,963
Long term liabilities
Lease liability	239,039	-
Note payable	-	124,166
Total long term liabilities	239,039	124,166
Total liabilities	1,414,049	2,243,129

Commitments and contingencies; see Note 8
Stockholders' equity
Preferred stock, undesignated, authorized 9,999,790 shares; See Note 9 Series A Preferred stock, par value $.0001, issued 5,181,346 shares; outstanding 210, respectively	-	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 25,201,312 and 12,619,369 respectively	2,520	1,262
Additional paid-in capital	272,953,869	250,644,197
Accumulated other comprehensive loss	(274)	(70)
Accumulated deficit	(271,484,983)	(246,019,827)
Total stockholders equity	1,471,132	4,625,562
Total liabilities and stockholders' equity	$2,885,181	$6,868,691

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$1,271,278	$869,206	$2,644,738	$2,192,165
Research and development	693,222	1,274,837	23,069,424	2,617,363
Total operating expenses	1,964,500	2,144,043	25,714,162	4,809,528

Net operating loss	1,964,500	2,144,043	25,714,162	4,809,528

Interest expense	336	406	949	406
Other (income) expense, net	(247,820)	2,101	(249,955)	(8,740)
Net loss	$1,717,016	$2,146,550	$25,465,156	$4,801,194

Unrealized (gain) loss on marketable securities	(128)	(3,238)	204	(1,616)
Total comprehensive loss	$1,716,888	$2,143,312	$25,465,360	$4,799,578

Net loss per share, basic and diluted	$(0.10)	$(0.23)	$(1.60)	$(0.59)
Weighted average number of common shares outstanding, basic and diluted	17,218,103	9,339,309	15,874,062	8,156,848

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
	Preferred Stock		Common Stock		Additional	other		Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	comprehensive gain (loss)	Accumulated deficit	stockholders' equity

Balance at December 31, 2019	38,606	$4	6,741,860	$674	$239,939,797	$458	$(236,168,436)	$3,772,497
Common stock and pre-funded warrants sold, net of offering costs			750,000	75	2,129,930			2,130,005
Compensation on options issued				-	72,376			72,376
Common stock issued for services rendered			77,987	8	99,992			100,000
Common stock issued for convertible preferred stock	(38,396)	(4)	38,396	4	-			-
Exercise of pre-funded warrants			400,000	40	-			40
Unrealized loss on marketable securities						(1,622)		(1,622)
Net loss							(2,654,644)	(2,654,644)
Balance at March 31, 2020	210	$-	8,008,243	$801	$242,242,095	$(1,164)	$(238,823,080)	$3,418,652
Compensation on options issued				-	63,166			63,166
Exercise of warrants			2,087,515	209	1,690,455			1,690,664
Unrealized gain on marketable securities						3,238		3,238
Net loss							(2,146,550)	(2,146,550)
Balance at June 30, 2020	210	$-	10,095,758	$1,010	$243,995,716	$2,074	$(240,969,630)	$3,029,170

Balance at December 31, 2020	210	$-	12,619,369	$1,262	$250,644,197	$(70)	$(246,019,827)	$4,625,562
Common stock and preferred stock issued for asset acquisition	10,232	1	1,892,905	189	21,582,141			21,582,331
Compensation on options issued					91,609			91,609
Exercise of warrants			457,038	46	544,605			544,651
Unrealized loss on marketable securities						(332)		(332)
Net loss							(23,748,140)	(23,748,140)
Balance at March 31, 2021	10,442	$1	14,969,312	$1,497	$272,862,552	$(402)	$(269,767,967)	$3,095,681
Common stock issued for convertible preferred stock	(10,232)	(1)	10,232,000	1,023	(1,022)			-
Compensation on options issued					92,339			92,339
Unrealized gain on marketable securities						128		128
Net loss							(1,717,016)	(1,717,016)
Balance at June 30, 2021	210	$-	25,201,312	$2,520	$272,953,869	$(274)	$(271,484,983)	$1,471,132

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(25,465,156)	$(4,801,194)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,026	2,150
Interest on debt instrument	949	406
Amortization of right of use asset	53,859	54,223
Gain on debt settlement and extinguishment	(247,233)	-
Issuance of common stock and preferred stock for asset acquisition	21,582,331	-
Issuance and vesting of compensatory stock options and warrants	183,948	135,542
Issuance of common stock for services rendered	-	50,000
Amortization of premium on marketable securities	6,896	2,647
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(267,284)	170,046
Accounts payable and accrued liabilities	(923,295)	(453,406)
Long term portion of lease liability	6,720	(60,379)
Net cash used in operating activities	(5,066,239)	(4,899,965)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(345,540)	(351,138)
Sale of marketable securities	290,184	365,049
Purchase of property and equipment	(1,875)	-
Net cash (used in) provided by investing activities	(57,231)	13,911

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of warrants	544,651	1,690,704
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	-	2,130,005
Proceeds from the issuance of notes payable	-	244,657
Net cash provided by financing activities	544,651	4,065,366

Net change in cash and cash equivalents	(4,578,819)	(820,688)
Cash and cash equivalents, beginning of period	6,250,241	4,905,993
Cash and cash equivalents, end of period	$1,671,422	$4,085,305

Non-cash investing activity
Addition to right of use asset obtained from new operating lease liability	$333,779	$-

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

On October 18, 2013, the Company created a wholly owned subsidiary, Life Newco, Inc., a Delaware corporation (“Life Newco”), to acquire certain assets of Phyxius Pharma, Inc., a Delaware corporation (“Phyxius”) pursuant to an Asset Purchase Agreement, dated October 21, 2013 (the “Asset Purchase Agreement”), by and among the Company, Life Newco, Phyxius and the stockholders of Phyxius (the “Phyxius Stockholders”). As further discussed in Note 8 below, on November 13, 2013, under the terms and subject to the conditions of the Asset Purchase Agreement, Life Newco acquired certain assets, including a license granting Life Newco an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet on December 31, 2020 has been derived from the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2020. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) rules and regulations. Operating results for the three and six-month period ended June 30, 2021 are not necessarily indicative of results for the full year or any other future periods. As such, it is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Going Concern

Management believes the accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $271 million on June 30, 2021 and $246 million on December 31, 2020 and used cash in operations of $5.1 million and $4.9 million during the six months ended June 30, 2021 and 2020, respectively.

As further discussed in Note 10 below, the Company sold 4,773,269 units ("Units") in a private placement at a purchase price of $2.095 per Unit. Each Unit consists of one unregistered pre-funded warrant to purchase one share of common stock and one unregistered warrant to purchase one share of common stock for gross proceeds of approximately $10 million. The Company requires substantial additional funds to complete its planned clinical trials and to pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying June 30, 2021 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Liquidity and Management’s Plan

On June 30, 2021, the Company had cash and cash equivalents, including the fair value of its marketable securities, of approximately $2.2 million. The Company used $5.1 million of cash for operating activities during the six months ended June 30, 2021 and had stockholders’ equity of $1.5 million, versus $4.6 million on December 31, 2020.

The Company expects to continue to incur expenses related to development of imatinib for pulmonary arterial hypertension and levosimendan for pulmonary hypertension and to continue with the development of other potential product candidates. Based on its resources on June 30, 2021 and including the net proceeds from its July 2021 offering (as discussed in Note 10 below), the Company believes that it has sufficient capital to fund its planned operations through the second quarter of calendar year 2022. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

	Six months ended June 30,
	2021	2020

Warrants to purchase common stock	15,797,503	12,274,492
Pre-funded warrants to purchase common stock	5,260,005	-
Options to purchase common stock	779,885	450,203
Convertible preferred shares outstanding	210	210

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

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in other income in the condensed consolidated statements of comprehensive loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. As of June 30, 2021, the Company believes that the costs of its investments are recoverable in all material respects.

The following table summarizes the fair value of the Company’s investments by type. The estimated fair value of the Company’s fixed income investments is classified as Level 2 in the fair value hierarchy as defined in GAAP. These fair values are obtained from independent pricing services which utilize Level 2 inputs:

	June 30, 2021
	Amortized Cost	Accrued Interest	Gross Unrealized Gains	Gross Unrealized losses	Estimated Fair Value
Corporate debt securities	$506,530	$4,690	$46	$(323)	$510,943
Total investments	$506,530	$4,690	$46	$(323)	$510,943

All of the Company’s investments have scheduled maturities of less than one year as of June 30, 2021 and December 31, 2020.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

		Fair Value Measurements at Reporting Date Using
	Balance as of June 30, 2021	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$1,671,422	$1,671,422	$-	$-
Marketable securities	$510,943	$-	$510,943	$-

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2020	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$6,250,241	$6,250,241	$-	$-
Marketable securities	$462,687	$-	$462,687	$-

There were no significant transfers between levels in the six months ended June 30, 2021.

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment consist of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Office furniture and fixtures	$43,033	$43,033
Computer equipment and software	23,631	23,307
	66,664	66,340
Less: Accumulated depreciation	(60,843)	(60,368)
	$5,821	$5,972

Depreciation expense was approximately $1,000 for each of the three-month periods ended June 30, 2021 and 2020. Depreciation expense was approximately $2,000 for each of the six-month periods ended June 30, 2021 and 2020.

Accrued liabilities

Accrued liabilities consist of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Employee related	$127,551	$860,629
Operating costs	154,051	319,608
Lease liability	101,461	60,379
	$383,063	$1,240,616

NOTE 5. LEASE

In January 2011, the Company entered into the Lease with Concourse Associates, LLC for office facilities located at the premises in Morrisville, North Carolina (the “Lease”). The Lease was amended in August 2015 to extend the term for the 5,954 square foot rental. The current term began on March 1, 2016 and continues for 64 months to June 30, 2021. Rent payments began on July 1, 2016, following the conclusion of a four-month rent abatement period. The Company has two five-year options to extend the Lease and a one-time option to terminate the Lease thirty-six months after the commencement of the initial term if no additional space (“Expansion Space”) became available. On April 2, 2021, the Company negotiated a 3-year extension to the existing lease term, commencing July 1, 2021. Beginning on the commencement date, the annual base rent will be increased to $125,034 and will increase 2.5% annually for lease years 2 and 3.

The Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842 and determined that, except for the Lease described above, none of the Company’s contracts contain a lease.

The balance sheet classification of our lease liabilities was as follows:

	June 30, 2021	December 31, 2020
Current portion included in accrued liabilities	$101,461	$60,379
Long term lease liability	239,039	-
	$340,500	$60,379

As of June 30, 2021, the maturities of our operating lease liabilities were as follows:

Year ending December 31,
2021	$62,517
2022	126,612
2023	129,797
2024	65,702
Total lease payments	$384,628
Less: Imputed interest	(44,128)
Operating lease liability	$340,500

Operating lease liabilities are based on the net present value of the remaining Lease payments over the remaining Lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at the Lease commencement date. As of June 30, 2021, the remaining Lease term is 36 months and the discount rate used to determine the operating lease liability was 8.0%. For the six months ending June 30, 2021, the Company paid $67,765 in total lease expenses, including $5,963 for common area maintenance charges.

NOTE 6. NOTE PAYABLE

Payroll Protection Program Loan

On April 30, 2020, the Company received a loan pursuant to the Paycheck Protection Program (the “PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as administered by the U.S. Small Business Administration (“SBA”). The PPP Loan in the principal amount of $244,657 was disbursed by First Horizon Bank (the “Lender”) pursuant to a promissory note issued by us (the “Note”).

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

On May 28, 2021, the Company received notice from the SBA that the SBA had remitted $244,657 in principal and $2,576 in interest to the Lender in full forgiveness of the Company’s PPP Loan pursuant to the Company’s application to the SBA for forgiveness of the PPP Loan. The total amount was recorded as other income in the Company's condensed consolidated statement of comprehensive loss.

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

As consideration for the Merger, the stockholders of PHPM received (i) 1,892,905 shares of the Company’s common stock (“Common Stock”), and (ii) 10,232 shares of the Company’s Series B convertible preferred stock, which are convertible into up to an aggregate of 10,232,000 shares of Common Stock (“Preferred Stock”) (collectively, the “Merger Consideration”). The issuance of 1,212,492 shares of Common Stock issuable upon conversion of the Preferred Stock, representing approximately 10% of the Merger Consideration, will be delayed as security for closing adjustments and post-closing indemnification obligations of PHPM and the stockholders of PHPM. Following receipt of the approval of the stockholders of the Company for the Conversion (as defined herein), each share of Preferred Stock will automatically convert into (i) 881.5 shares of Common Stock, and (ii) 118.5 shares of Common Stock to be delivered 24 months after the date of issuance of the Preferred Stock, subject to reduction for indemnification claims. The number of shares of Common Stock into which the Preferred Stock converts is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The Preferred Stock does not carry dividends or a liquidation preference. The Preferred Stock carries voting rights aggregating 4.99% of the Company’s Common Stock voting power immediately prior to the closing of the Merger. The rights, preferences and privileges of the Preferred Stock are set forth in the Certificate of Designation of Series B Convertible Preferred Stock that the Company filed with the Secretary of State of the State of Delaware on January 15, 2021 (the “Certificate of Designation”).

Pursuant to the Merger Agreement, the Board of Directors, at its Annual Meeting of Shareholders held on June 10, 2021, recommended to the Company’s shareholders, and the shareholders approved, the conversion of the Preferred Stock pursuant to the Certificate of Designation (the “Conversion”). In addition, (i) at the Company’s first regularly scheduled Board meeting following the closing of the Merger, the Board must appoint one director designated by the Representative to serve on the Board, and (ii) as promptly as practicable after the Company has obtained stockholder approval for the Conversion, the Board must appoint two additional directors designated by the Representative to serve on the Board. Dr. Stuart Rich, the co-founder and Chief Executive Officer, and a stockholder of PHPM, and Dr. Michael Davidson and Dr. Declan Doogan, the two other designees of the Representative, were appointed to the Board on February 25, 2021. In connection with the closing of the Merger, Dr. Stuart Rich was also appointed Chief Medical Officer of the Company.

The Company evaluated this acquisition in accordance with ASC 805, Business Combinations, to determine whether the assets and operations of PHPM met the definition of a business. Included in the in-process research and development project is the historical know-how, formula protocols, designs, and procedures expected to be needed to complete the related phase of testing. The Company concluded that the in-process research and development project is an identifiable intangible asset that would be accounted for as a single asset in a business combination. The Company also qualitatively concluded that there is no fair value associated with the clinical research organization contract and the clinical manufacturing organization contract because the services are being provided at market rates and could be provided by multiple vendors in the marketplace. Therefore, all of the consideration in the transaction will be allocated to the in-process research and development project. As such, the Company concluded that substantially all of the fair value of the gross assets acquired is concentrated in the single in-process research and development asset and the set is not a business.

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

As of June 30, 2021, the Company has not met any of the developmental milestones and, accordingly, has not recorded any liability for the contingent payments due to Orion.

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

The rights, preferences and privileges of the Series B Stock are set forth in the Certificate of Designation. Following receipt of the approval of the stockholders of the Company for the Conversion, each share of Series B Stock will automatically convert into (i) 881.5 shares of Common Stock and (ii) 118.5 shares of Common Stock, to be delivered 24 months after the date of issuance of the Preferred Stock, subject to reduction for indemnification claims. The number of shares of Common Stock into which the Preferred Stock converts is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The Preferred Stock does not carry dividends or a liquidation preference. The Preferred Stock carries voting rights aggregating 4.99% of the Company’s Common Stock voting power immediately prior to the closing of the Merger.

On June 10, 2021, the Company’s shareholders approved the conversion of our outstanding Series B Stock into shares of common stock. As a result of the approval, all outstanding shares of Series B Stock were automatically converted into an aggregate of 10,232,000 shares of common stock.

As of June 30, 2021, there were no shares of Series B Stock outstanding.

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

As of June 30, 2021, there were 210 shares of Series A Stock outstanding.

Common Stock

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of June 30, 2021, and December 31, 2020, there were 25,201,312 and 12,619,369 shares of common stock issued and outstanding, respectively.

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

As of June 30, 2021, there were 5,260,005 pre-funded warrants outstanding.

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

During the six months ended June 30, 2021, the Company received approximately $545,000 and issued 282,202 shares of common stock upon the exercise of previously outstanding warrants issued in connection with the Company’s December 2018 offering.

During the six months ended June 30, 2021, the Company issued 119,491 shares of common stock upon the cashless exercise of previously outstanding placement agent warrants issued in connection with the Company’s March 2020 offering.

During the six months ended June 30, 2021, the Company issued 399,883 shares of common stock upon the cashless exercise of previously outstanding placement agent warrants issued in connection with the Company’s July 2020 offering.

As of June 30, 2021, the Company has 15,797,503 warrants outstanding. The following table summarizes the Company’s warrant activity for the six months ended June 30, 2021:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020	16,599,079	$1.29
Exercised	(801,576)	1.54
Outstanding at June 30, 2021	15,797,503	$1.27

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

On June 10, 2021, the Company’s stockholders approved an amendment to the 2016 Plan which increased the number of shares of common stock authorized for issuance under the 2016 Plan to a total of 1.5 million shares, up from 750,000 previously authorized.

The following table summarizes the shares available for grant under the 2016 Plan for the six months ended June 30, 2021:

Shares Available for Grant
Balances, at December 31, 2020	356,500
Additional shares reserved	750,000
Options granted	(328,750)
Balances, at June 30, 2021	777,750

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

The following table summarizes the outstanding stock options under the 2016 Plan for the six months ended June 30, 2021:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2020	393,500	$1.81
Options granted	328,750	$1.86
Balances at June 30, 2021	722,250	$1.83

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock option grants of $92,339 and $52,672 for the three months ended June 30, 2021 and 2020, and $182,658 and $112,833 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, there were unrecognized compensation costs of approximately $446,904 related to non-vested stock option awards under the 2016 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.57 years.

The Company used the following assumptions to estimate the fair value of options granted under the 2016 Plan for the six months ended June 30, 2021:

	For the six months ended June 30,
	2021	2020
Risk-free interest rate (weighted average)	0.70%	1.03%
Expected volatility (weighted average)	99.47%	97.61%
Expected term (in years)	7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.

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

Forfeitures

Stock compensation expense recognized in the statements of operations for the six months ended June 30, 2021 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

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

The following table summarizes the outstanding stock options under the 1999 Plan for the six months ended June 30, 2021:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2020	57,648	$46.34
Options cancelled	(13)	$775.85
Balances at June 30, 2021	57,635	$46.18

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock option grants of $0 and $10,494 for the three months ended June 30, 2021 and 2020, and $1,290 and $22,709 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, there were no unrecognized compensation costs related to non-vested stock option awards under the 1999 Plan.

Inducement Stock Options

The Company granted an employment inducement stock option award for 250,000 shares of common stock to our chief medical officer on January 15, 2021. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by NASDAQ Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% upon initiation of a Phase 3 trial; 25% upon database lock; 25% upon acceptance for review of an NDA; and 25% upon approval. The options have a 10-year term and an exercise price of $1.78 per share, the January 15, 2021 closing price of the Company's common stock. As of June 30, 2021, none of the vesting milestones have been achieved.

The estimated fair value of the inducement stock option award granted was $402,789 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.11%, dividend yield of 0%, volatility factor for our common stock of 103.94% and an expected life of 10 years.

Inducement stock option compensation expense totaled $0 for the six months ended June 30, 2021. As of June 30, 2021, there was $402,789 of remaining unrecognized compensation expense related to this inducement stock option.

NOTE 10. SUBSEQUENT EVENTS

On July 6, 2021, Tenax Therapeutics, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) pursuant to which the Company agreed to sell and issue to the Investor 4,773,269 units (“Units”) in a private placement at a purchase price of $2.095 per Unit. Each Unit consisted of one unregistered pre-funded warrant to purchase one share of common stock, par value $0.0001 (collectively the “Unregistered Pre-Funded Warrants”) and one unregistered warrant to purchase one share of common stock (collectively the “Unregistered Warrants” and together with the Unregistered Pre-Funded Warrants, the “Warrants”). In the aggregate,9,546,538 shares of the Company’s common stock are underlying the Warrants. The aggregate gross proceeds to the Company of the Offering were approximately $10 million.

Each Unregistered Pre-Funded Warrant has an exercise price of $0.0001 per share of common stock, is immediately exercisable, may be exercised at any time until exercised in full and is subject to customary adjustments. Each Unregistered Warrant has an exercise price of $1.97 per share of common stock, is immediately exercisable, will expire five and one-half years from the date of issuance and is subject to customary adjustments. The Warrants may not be exercised if the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the Company’s outstanding common stock immediately after exercise. However, the holder may increase (upon 61 days’ prior notice from the holder to the Company) or decrease such percentage, provided that in no event such percentage exceeds 9.99%.

The Company intends to use the net proceeds from the Offering to further its clinical trials of levosimendan and imatinib for research and development and for general corporate purposes, including working capital and potential acquisitions.

Also, on July 6, 2021 and in connection with the private placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor, pursuant to which the Company agreed to register for resale the shares of the Company’s common stock issuable upon exercise of the Warrants within 120 days following the date of the Registration Rights Agreement.

Under certain circumstances, including, but not limited to, (i) if the registration statement is not filed by the earlier of 45 days after the date of the Registration Rights Agreement or 10 days after the Company files its first Form 10-Q following the Registration Rights Agreement (ii) if the registration statement has not been declared effective (A) by the 120th day after the date of the Registration Rights Agreement (or, in the event of a “full review” by the Securities and Exchange Commission (the “SEC”), the 150th day after the date of the Registration Rights Agreement) or (B) within five trading days following the date the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments then the Company has agreed to pay the Investor, as partial liquidated damages, an amount equal to 1.0% of the Investor’s aggregate subscription amount paid pursuant to the Purchase Agreement.

H.C. Wainwright & Co., LLC (“HCW) was entitled to fees related to the Offering under a tail provision in an engagement letter with the Company that relates to HCW’s assistance as a Placement Agent in a prior offering in July 2020 between the Investor and the Company (the “Tail Provision”). Pursuant to the Tail Provision, the Company paid HCW a cash fee equal to 7.5% of the gross proceeds received by the Company in the Offering, totaling approximately $750,000. In addition, the Company has agreed to issue to HCW or its designees warrants to purchase up to 357,995 shares of common stock (representing 7.5% of the aggregate number of shares of common stock equivalents sold in the Offering) (the “HCW Warrants”). The HCW Warrants have substantially the same terms as the Unregistered Warrants, except that the HCW Warrants have an exercise price equal to $2.46, or 125% of the offering price per share of common stock and will be exercisable for five years from the effective date of the Offering.

The issuance and sale of the Units, the Warrants, the HCW Warrants and the shares of common stock issuable upon exercise of the Warrants and the HCW Warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act and Rule 506(b) promulgated thereunder.

On July 13, 2021, Anthony A. DiTonno retired as the Chief Executive Officer of the Company and as a member of the Company’s Board of Directors (the “Board”) effective as of July 13, 2021 (the “Effective Separation Date”). In connection with his retirement, Mr. DiTonno entered into a Separation and General Release Agreement with the Company (the “Separation Agreement”), dated July 6, 2021. The terms of the Separation Agreement provided that Mr. DiTonno had the right to revoke the Separation Agreement until July 22, 2021.

Under the Separation Agreement, Mr. DiTonno is entitled to receive severance in an amount equal to one year of his current base annual salary, and a pro-rated amount of his annual bonus that would have been received had 100% of his annual goals been achieved, approximately $563,000 (less applicable taxes and withholdings), payable in a lump sum on the 60th day following the Effective Separation Date. The Company will also reimburse COBRA premiums for coverage of Mr. DiTonno and his eligible dependents for up to 18 months if Mr. DiTonno timely and properly elects continuation coverage. The foregoing payments were contingent on Mr. DiTonno’s standard release of employment claims. In connection with his retirement and in order to ensure a smooth transition to the new CEO, Mr. DiTonno has received a stock option grant for 50,000 shares of common stock.  All of Mr. DiTonno’s outstanding stock options for common stock of the Company accelerated upon the Effective Separation Date, becoming fully vested, and are exercisable until the earlier of: (i) the original expiration date of each option under such option’s respective option agreement; or (ii) July 13, 2026. The Company is additionally reimbursing Mr. DiTonno for up to $5,000 in legal expenses related to the Separation Agreement. The Separation Agreement also contains such non-competition, non-solicitation, and confidentiality provisions and other terms and conditions as are usual and customary for agreements of this type. All of Mr. DiTonno’s obligations under his Employee Non-Disclosure, Inventions Assignment, and Competitive Business Activities Agreement, dated June 1, 2018, regarding confidentiality and proprietary information will continue.

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

Second Quarter 2021 Highlights

The following summarizes certain key financial measures for the three months ended June 30, 2021:

•	Cash and cash equivalents, including the fair-value of our marketable securities, were $2.2 million on June 30, 2021.

•	Our net loss from operations was $2.0 million for the second quarter of fiscal 2021 compared to $2.1 million for the three months ended June 30, 2020.

•	Net cash used in operating activities was $1.9 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively.

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

Financial Overview

Results of Operations- Comparison of the Three Months Ended June 30, 2021 and 2020

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended June 30, 2021 and 2020, respectively, are as follows:

	Three months ended June 30,		Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Personnel costs	$711,174	$700,737	$10,437	1%
Legal and professional fees	343,122	(32,879)	376,001	1,144%
Other costs	176,223	160,409	15,814	10%
Facilities	40,759	40,939	(180)	(0)%

Personnel costs:

Personnel costs remained relatively consistent for the three months ended June 30, 2021 compared to the same period in the prior year.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees increased approximately $376,000 for the three months ended June 30, 2021 compared to the same period in the prior year. This increase was due primarily to the reimbursement of approximately $358,000 in legal fees associated with arbitration proceedings in the prior year, as well as increases in Board of Directors fees and capital market expenses, partially offset by a reduction in investor relations services.

-	Board of Director fees increased approximately $40,000 in the current period due primarily to fees paid to new directors that were not incurred during the same period in the prior year.
-

Capital market fees increased approximately $35,000 in the current period. This increase was due primarily to an increase in proxy related costs incurred in the current period as compared to the same period in the prior year.

-

Investor relations costs decreased approximately $21,000 in the current period. This decrease was primarily due to fees paid to third-party investor relations firms for direct outreach and communications in the prior year that were not incurred in the current period.

Other costs:

Other costs include costs incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. Other costs increased approximately $16,000 in the current period due primarily to an increase of approximately $25,000 in insurance premiums paid, partially offset by a decrease of approximately $11,000 in franchise taxes paid in the current period as compared to the same period of the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the three months ended June 30, 2021 and 2020.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended June 30, 2021 and 2020, respectively, are as follows:

	Three months ended June 30,		Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Clinical and preclinical development	$548,909	$1,218,156	$(669,247)	(55)%
Personnel costs	142,707	54,193	88,514	163%
Other costs	1,606	2,488	(882)	(35)%

Clinical and preclinical development:

Clinical and preclinical development costs include the costs associated with our Phase 2 HELP Study for levosimendan, which was completed during fiscal year 2020, the costs associated with our IV to oral levosimendan transition study and development costs associated with the formulation for imatinib. The decrease of approximately $670,000 in clinical and preclinical development costs for the three months ended June 30, 2021 compared to the same period in the prior year was primarily due to a decrease of approximately $524,000 in expenditures for CRO costs and a reduction of approximately $261,000 in enrolled patient costs in the current period as compared to the same period in the prior year. These cost reductions were partially offset by an increase of approximately $114,000 in costs associated with formulation development of imatinib in the current period that were not incurred in the same period in the prior year.

Personnel costs:

Personnel costs increased approximately $89,000 for the three months ended June 30, 2021 due primarily to the addition of our Chief Medical Officer in the current period.

Other costs:

Other costs remained relatively consistent for the three months ended June 30, 2021 and 2020.

The process of conducting preclinical studies and clinical trials necessary to obtain approval from the FDA is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among other things, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, uncertainty associated with clinical trial enrollment and risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are currently focused on developing our two product candidates, levosimendan and imatinib; however, we will need substantial additional capital in the future in order to complete the development and potential commercialization of levosimendan and imatinib, and to continue with the development of other potential product candidates.

Other income and expense, net

Other income and expense include non-operating income and expense items not otherwise recorded in our condensed consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income and expense for the three months ended June 30, 2021 and 2020, respectively, are as follows:

	Three months ended June 30,		(Increase)/
	2021	2020	Decrease
Other (income) expense, net	$(247,820)	$2,101	$(249,921)

Other income increased approximately $250,000 for the three months ended June 30, 2021 compared to the same period in the prior year. This increase is due primarily to the forgiveness of our PPP Loan in the current period.

Results of Operations- Comparison of the Six Months Ended June 30, 2021 and 2020

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the six months ended June 30, 2021 and 2020, respectively, are as follows:

	Six months ended June 30,		Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Personnel costs	$1,506,684	$1,438,007	$68,677	5%
Legal and professional fees	725,670	324,951	400,719	123%
Other costs	330,868	350,002	(19,134)	(5)%
Facilities	81,516	79,205	2,311	3%

Personnel costs:

Personnel costs increased approximately $69,000 for the six months ended June 30, 2021 compared to the same period in the prior year. This increase was due primarily an increase of approximately $27,000 in salaries and benefits paid and an increase of approximately $42,000 in expense recognized for vested employee stock options as compared to the same period in the prior year.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to our Board of Directors. Legal and professional fees increased approximately $401,000 for the six months ended June 30, 2021 compared to the same period in the prior year. This increase was due primarily to the reimbursement of approximately $358,000 in legal fees associated with arbitration proceedings in the prior year, as well as an increase in accounting fees, legal fees, capital market expenses and Board of Directors fees, partially offset by a reduction in investor relations services.

-

Legal fees increased approximately $311,000 in the current period. This increase was due primarily to the reimbursement of approximately $358,000 in legal fees associated with arbitration proceedings in the prior year, as well as an increase in fees paid associated with the PHPM acquisition and our intellectual property portfolio, partially offset by costs incurred for arbitration in the prior year.

-	Accounting fees increased approximately $42,000 in the current period due primarily to fees associated with the PHPM transaction that were not incurred during the same period in the prior year.

-	Board of Director fees increased approximately $51,000 in the current period due primarily to fees paid to new directors that were not incurred during the same period in the prior year.

-

Capital market fees increased approximately $25,000 in the current period. This increase was due primarily to an increase in proxy related costs incurred in the current period as compared to the same period in the prior year

-

Investor relations costs decreased approximately $33,000 in the current period. This decrease was primarily due to fees paid to third-party investor relations firms for direct outreach and communications in the prior year that were not incurred in the current period.

Other costs:

Other costs include costs incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. Other costs decreased approximately $19,000 in the current period due primarily to a decrease in franchise taxes paid, partially offset by an increase of approximately $51,000 in insurance premiums paid in the current period as compared to the same period of the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the six months ended June 30, 2021 and 2020.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the six months ended June 30, 2021 and 2020, respectively, are as follows:

	Six months ended June 30,		Increase/	% Increase/
	2021	2020	(Decrease)	(Decrease)
Clinical and preclinical development	$1,049,087	$2,500,817	$(1,451,730)	(58)%
Personnel costs	278,949	109,336	169,613	155%
Other costs	21,741,388	7,210	21,734,178	301,445%

Clinical and preclinical development:

Clinical and preclinical development costs include the costs associated with our Phase 2 HELP Study for levosimendan, which was completed during fiscal year 2020, the costs associated with our IV to oral levosimendan transition study and development costs associated with the formulation for imatinib. The decrease of approximately $1.5 million in clinical and preclinical development costs for the six months ended June 30, 2021 compared to the same period in the prior year was primarily due to a decrease of approximately $859,000 in expenditures for CRO costs, a reduction of approximately $764,000 in enrolled patient costs and a decrease of approximately $139,000 in fees paid for clinical research associates and other direct costs to manage the Phase 2 HELP Study in the current period as compared to the same period in the prior year. These cost reductions were partially offset by an increase of approximately $260,000 in costs associated with formulation development of imatinib in the current period that were not incurred in the same period in the prior year.

Personnel costs:

Personnel costs increased approximately $170,000 for the six months ended June 30, 2021 due primarily to the addition of our Chief Medical Officer in the current period.

Other costs:

Other costs increased approximately $21.7 million for the six months ended June 30, 2021 due primarily to the recognition of in-process research and development acquired as part of the merger with PHPM in the current period that was not incurred in the same period in the prior year.

The process of conducting preclinical studies and clinical trials necessary to obtain approval from the FDA is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among other things, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, uncertainty associated with clinical trial enrollment and risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are currently focused on developing our two product candidates, levosimendan and imatinib; however, we will need substantial additional capital in the future in order to complete the development and potential commercialization of levosimendan and imatinib, and to continue with the development of other potential product candidates.

Other income and expense, net

Other income and expense include non-operating income and expense items not otherwise recorded in our condensed consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the six months ended June 30, 2021 and 2020, respectively, are as follows:

	Six months ended June 30,		(Increase)/
	2021	2020	Decrease
Other income, net	$(249,955)	$(8,740)	$(241,215)

Other income increased approximately $241,000 for the six months ended June 30, 2021 compared to the same period in the prior year. This increase is due primarily to the forgiveness of our PPP Loan in the current period.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception, and as of June 30, 2021 we had an accumulated deficit of approximately $271 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan for pulmonary hypertension and imatinib for pulmonary arterial hypertension, as well as identifying and developing other potential product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $2,532,227 and $6,795,506 and working capital of $1,357,217 and $4,676,543 as of June 30, 2021 and December 31, 2020, respectively. Based on our working capital and the value of our investments in marketable securities on June 30, 2021 and the net proceeds from our July 2021 offering, we believe we have sufficient capital to fund our operations through the second quarter of calendar year 2022.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020
Net cash used in operating activities	$(5,066,239)	$(4,899,965)
Net cash (used in) provided by investing activities	(57,231)	13,911
Net cash provided by financing activities	544,651	4,065,366

Net cash used in operating activities. Net cash used in operating activities was approximately $5.1 million for the six months ended June 30, 2021 compared to net cash used in operating activities of approximately $4.9 million for the six months ended June 30, 2020. The increase in cash used for operating activities was due primarily to an increase in our annual insurance premiums and accrued bonuses paid in the current period as compared to the prior year.

Net cash (used in) provided by investing activities. Net cash used in investing activities was approximately $57,000 for the six months ended June 30, 2021 compared to approximately $14,000 provided by investing activities for the six months ended June 30, 2020. The increase in cash used investing activities was primarily due to the purchase of marketable securities in the current period.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $545,000 for the six months ended June 30, 2021 compared to approximately $4.1 million for the six months ended June 30, 2020. The decrease in cash provided by financing activities was due primarily to net proceeds of approximately $2.1 million from the March 2020 offering, and the issuance of 877,203 shares of common stock upon the exercise of approximately $1.7 million of outstanding warrants in the prior period, as compared with approximately $545,000 received upon the exercise of warrants in the current period.

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

We believe that our existing cash and cash equivalents, along with our investment in marketable securities, will be sufficient to fund our projected operating requirements through the second quarter of calendar year 2022. We will need substantial additional capital in the future in order to complete the development and commercialization of levosimendan and imatinib, and to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021, the end of the period covered by this report in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the most recently completed fiscal quarter, management reviewed all work generated in support of the financial statements and corresponding footnotes in order to determine areas which may be susceptible to human error.   The review focused on limiting manual inputs into work papers wherever possible and tying inputs to external source documents.  In addition, management also enhanced its work paper review to compare figures to prior year amounts or source documents and increased the number of calculations in the work papers that are reviewed and re-performed.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

ITEM 1A. RISK FACTORS

The risks we face have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 5. OTHER INFORMATION

On June 10, 2021, the Company’s stockholders approved Amendment No. 2 to amend the 2016 Plan to increase the number of shares that may be issued under the 2016 Plan by 750,000 shares (the “Plan Amendment”).

The foregoing description of the Plan Amendment is qualified in its entirety by reference to the Plan Amendment, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1and is incorporated herein by reference.

ITEM 6. EXHIBITS

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

No.	Description
10.1	Amendment No. 2 to 2016 Stock Incentive Plan*+
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

_________________

*Filed herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENAX THERAPEUTICS, INC.

Date: August 16, 2021	By:	/s/ Michael B. Jebsen
Michael B. Jebsen
President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)

