Form 10-Q
period 2021-09-30
TENAX THERAPEUTICS, INC.
filed 2021-11-15
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

As of November 12, 2021, the registrant had outstanding 25,206,914 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,354,075	$6,250,241
Marketable securities	-	462,687
Prepaid expenses	229,152	82,578
Total current assets	8,583,227	6,795,506
Right of use asset	313,443	58,778
Property and equipment, net	6,489	5,972
Other assets	8,435	8,435
Total assets	$8,911,594	$6,868,691

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities
Accounts payable	$776,247	$757,856
Accrued liabilities	685,114	1,240,616
Note payable	-	120,491
Total current liabilities	1,461,361	2,118,963
Long term liabilities
Lease liability	211,590	-
Note payable	-	124,166
Total long term liabilities	211,590	124,166
Total liabilities	1,672,951	2,243,129

Commitments and contingencies; see Note 8
Stockholders' equity
Preferred stock, undesignated, authorized 9,999,790 shares; See Note 9
Series A Preferred stock, par value $.0001, issued 5,181,346 shares; outstanding 210, respectively	-	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 25,201,312 and 12,619,369 respectively	2,520	1,262
Additional paid-in capital	282,519,752	250,644,197
Accumulated other comprehensive gain (loss)	2	(70)
Accumulated deficit	(275,283,631)	(246,019,827)
Total stockholders equity	7,238,643	4,625,562
Total liabilities and stockholders' equity	$8,911,594	$6,868,691

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$2,639,920	$1,172,725	$5,284,658	$3,364,890
Research and development	1,162,370	1,052,398	24,231,794	3,669,761
Total operating expenses	3,802,290	2,225,123	29,516,452	7,034,651

Net operating loss	3,802,290	2,225,123	29,516,452	7,034,651

Interest expense	-	610	949	1,016
Other income, net	(3,642)	(5,298)	(253,597)	(14,038)
Net loss	$3,798,648	$2,220,435	$29,263,804	$7,021,629

Unrealized (gain) loss on marketable securities	(276)	1,171	(72)	(445)
Total comprehensive loss	$3,798,372	$2,221,606	$29,263,732	$7,021,184

Net loss per share, basic and diluted	$(0.15)	$(0.18)	$(1.54)	$(0.73)
Weighted average number of common shares outstanding, basic and diluted	25,201,312	12,427,355	19,017,311	9,590,741

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated other		Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	comprehensive gain (loss)	Accumulated deficit	stockholders' equity

Balance at December 31, 2019	38,606	$4	6,741,860	$674	$239,939,797	$458	$(236,168,436)	$3,772,497
Common stock and pre-funded warrants sold, net of offering costs			750,000	75	2,129,930			2,130,005
Compensation on options issued				-	72,376			72,376
Common stock issued for services rendered			77,987	8	99,992			100,000
Common stock issued for convertible preferred stock	(38,396)	(4)	38,396	4	-			-
Exercise of pre-funded warrants			400,000	40	-			40
Unrealized loss on marketable securities						(1,622)		(1,622)
Net loss							(2,654,644)	(2,654,644)
Balance at March 31, 2020	210	$-	8,008,243	$801	$242,242,095	$(1,164)	$(238,823,080)	$3,418,652
Compensation on options issued				-	63,166			63,166
Exercise of pre-funded warrants			1,210,313	121	-			121
Exercise of warrants			877,202	88	1,690,455			1,690,543
Unrealized gain on marketable securities						3,238		3,238
Net loss							(2,146,550)	(2,146,550)
Balance at June 30, 2020	210	$-	10,095,758	$1,010	$243,995,716	$2,074	$(240,969,630)	$3,029,170
Common stock and pre-funded warrants sold, net of offering costs			2,523,611	252	6,532,727			6,532,979
Compensation on options issued					63,161			63,161
Unrealized loss on marketable securities						(1,171)		(1,171)
Net loss							(2,220,435)	(2,220,435)
Balance at September 30, 2020	210	$-	12,619,369	$1,262	$250,591,604	$903	$(243,190,065)	$7,403,704

Balance at December 31, 2020	210	$-	12,619,369	$1,262	$250,644,197	$(70)	$(246,019,827)	$4,625,562
Common stock and preferred stock issued for asset acquisition	10,232	1	1,892,905	189	21,582,141			21,582,331
Compensation on options issued					91,609			91,609
Exercise of warrants			457,038	46	544,605			544,651
Unrealized loss on marketable securities						(332)		(332)
Net loss							(23,748,140)	(23,748,140)
Balance at March 31, 2021	10,442	$1	14,969,312	$1,497	$272,862,552	$402)	$(269,767,967)	$3,095,681
Common stock issued for convertible preferred stock	(10,232)	(1)	10,232,000	1,023	(1,022)			-
Compensation on options issued					92,339			92,339
Unrealized gain on marketable securities						128		128
Net loss							(1,717,016)	(1,717,016)
Balance at June 30, 2021	210	$-	25,201,312	$2,520	$272,953,869	$(274)	$(271,484,983)	$1,471,132
Pre-funded warrants sold, net of offering costs					9,192,624			9,192,624
Compensation on options issued					373,259			373,259
Unrealized gain on marketable securities						276		276
Net loss							(3,798,648)	(3,798,648)
Balance at September 30, 2021	210	$-	25,201,312	$2,520	$282,519,752	$2	$(275,283,631)	$7,238,643

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(29,263,804)	$(7,021,629)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,037	3,098
Interest on debt instrument	949	1,016
Amortization of right of use asset	79,115	82,163
Gain on debt settlement and extinguishment	(247,233)	-
Issuance of common stock and preferred stock for asset acquisition	21,582,331	-
Issuance and vesting of compensatory stock options and warrants	557,207	198,703
Issuance of common stock for services rendered	-	75,000
Amortization of premium on marketable securities	9,427	5,078
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(146,574)	616,676
Accounts payable and accrued liabilities	(644,311)	(1,185,136)
Long term portion of lease liability	(17,892)	(60,379)
Net cash used in operating activities	(8,087,748)	(7,285,410)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(345,540)	(458,438)
Sale of marketable securities	803,401	475,041
Purchase of property and equipment	(3,554)	-
Net cash provided by investing activities	454,307	16,603

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	9,192,624	8,662,985
Proceeds from the exercise of warrants	544,651	1,690,704
Proceeds from the issuance of notes payable	-	244,657
Net cash provided by financing activities	9,737,275	10,598,346

Net change in cash and cash equivalents	2,103,834	3,329,539
Cash and cash equivalents, beginning of period	6,250,241	4,905,993
Cash and cash equivalents, end of period	$8,354,075	$8,235,532

Non-cash investing activity
Addition to right of use asset obtained from new operating lease liability	$333,779	$-

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Tenax Therapeutics, Inc. (the “Company”) was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David & Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc. On June 17, 2008, the stockholders of Synthetic Blood International approved the Agreement and Plan of Merger dated April 28, 2008, between Synthetic Blood International and Oxygen Biotherapeutics, Inc., a Delaware corporation. Synthetic Blood International formed Oxygen Biotherapeutics on April 17, 2008 to participate in the merger for the purpose of changing the state of domicile of Synthetic Blood International from New Jersey to Delaware. Certificates of Merger were filed with the states of New Jersey and Delaware and the merger was effective June 30, 2008. Under the Plan of Merger, Oxygen Biotherapeutics was the surviving corporation and each share of Synthetic Blood International common stock outstanding on June 30, 2008 was converted into one share of Oxygen Biotherapeutics common stock. On September 19, 2014, the Company changed its name to Tenax Therapeutics, Inc.

On October 18, 2013, the Company, through its wholly owned subsidiary, Life Newco, Inc., a Delaware corporation, acquired certain assets of Phyxius Pharma, Inc., a Delaware corporation (“Phyxius”) pursuant to an Asset Purchase Agreement dated October 21, 2013 (the “Asset Purchase Agreement”), by and among the Company, Life Newco, Phyxius and the stockholders of Phyxius. Among these assets was a license with Orion Corporation, a global healthcare company incorporated under the laws of Finland (“Orion”) for the exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada. On October 9, 2020, the Company entered into an Amendment (the “Amendment”) to the license (as amended, the “License”), to include two new oral products containing levosimendan, in capsule and solid dosage form, and a subcutaneously administered product containing levosimendan. The Amendment also amends the tiered royalty payments based on net sales of the Product in the Territory (each as defined below) made by the Company and its sublicensees. Pursuant to the Amendment, the term of the License has been extended until 10 years after the launch of the Product in the Territory, provided that the License will continue after the end of the term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country. In the event that no regulatory approval for the Product has been granted in the United States on or before September 20, 2028, however, either party will have the right to terminate the License with immediate effect. The Company intends to conduct an upcoming Phase 3 study in pulmonary hypertension patients utilizing one of these oral formulations. See “Note 8 – Commitments and Contingencies” below for a further discussion of the License.

On January 15, 2021, the Company, Life Newco II, Inc., a Delaware corporation and a wholly owned, subsidiary of the Company (“Life Newco II”), PHPrecisionMed Inc., a Delaware corporation (“PHPM”) and Dr. Stuart Rich, solely in his capacity as holders’ representative ( the “Representative”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company acquired all of the equity of PHPM, a company developing pharmaceutical products containing imatinib for the treatment of pulmonary arterial hypertension (“PAH”) in the United States and the rest of the world. Under the terms of the Merger Agreement, Life Newco II merged with and into PHPM, with PHPM surviving as a wholly owned subsidiary of the Company (the “Merger”). See “Note 7 – Merger” below for a further discussion of the Merger.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of these financial statements. The condensed consolidated balance sheet on December 31, 2020 has been derived from the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2020, as amended. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) rules and regulations. Operating results for the three and nine-month period ended September 30, 2021 are not necessarily indicative of results for the full year or any other future periods. As such, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended.

Going Concern

Management believes the accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $275 million on September 30, 2021 and $246 million on December 31, 2020 and used cash in operations of $8.1 million and $7.3 million during the nine months ended September 30, 2021 and 2020, respectively.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying September 30, 2021 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, maintain present financing, and generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts and transactions of the Company, Life Newco and PHPM. All material intercompany transactions and balances have been eliminated in consolidation.

Liquidity and Management’s Plan

On September 30, 2021, the Company had cash and cash equivalents of approximately $8.4 million. The Company used $8.1 million of cash for operating activities during the nine months ended September 30, 2021 and had stockholders’ equity of $7.2 million, versus $4.6 million on December 31, 2020.

As further discussed in “Note 9—Stockholders’ Equity” below, on July 6, 2021, the Company sold 4,773,269 units (“Units”) in a private placement at a purchase price of $2.095 per Unit. Each Unit consists of one unregistered pre-funded warrant to purchase one share of Company common stock, par value $0.0001 per share (“Common Stock”) and one unregistered warrant to purchase one share of Common Stock for gross proceeds of approximately $10.0 million. The Company requires substantial additional funds to complete its planned clinical trials and to pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

The Company expects to continue to incur expenses related to development of imatinib for PAH, levosimendan for pulmonary hypertension, and any other potential product candidates. Based on its resources on September 30, 2021, the Company believes that it has sufficient capital to fund its planned operations through the second quarter of calendar year 2022. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or licensing arrangements. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot assure that it will be able to secure such additional financing on reasonable terms, or if available, that it will be sufficient to meet its needs.

To the extent that the Company raises additional funds by issuing shares of its Common Stock or other securities convertible or exchangeable for shares of Common Stock, stockholders will experience dilution, which may be significant. In the event the Company raises additional capital through debt financings, the Company may incur significant interest expense and become subject to restrictive covenants. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to its technologies or product candidates or grant licenses on terms that may not be favorable to the Company.

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

The full extent to which the evolving COVID-19 pandemic and the various responses to it might impact the Company’s business, operations and financial results continue to remain uncertain and will depend on numerous evolving factors that are not subject to accurate prediction and that are beyond the Company’s control. We will continue to evaluate the nature and extent of these potential impacts to our business and condensed consolidated financial statements.

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

	Nine months ended September 30,
	2021	2020

Warrants to purchase common stock	20,928,767	20,953,223
Pre-funded warrants to purchase common stock	10,033,274	5,260,005
Options to purchase common stock	1,330,366	451,186
Convertible preferred shares outstanding	210	210

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued accounting standard ASU-2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740, Income Taxes and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. The Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements.

In June 2016, the FASB issued accounting standard ASU-2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that amends how credit losses are measured and reported for certain financial instruments that are not accounted for at fair value through net income. This standard requires that credit losses be presented as an allowance rather than as a write-down for available-for-sale debt securities and will be effective for interim and annual reporting periods beginning January 1, 2023, with early adoption permitted. A modified retrospective approach is to be used for certain parts of this guidance, while other parts of the guidance are to be applied using a prospective approach. The Company does not believe the adoption of this standard will have a material impact on its condensed consolidated financial statements and related disclosures.

NOTE 3. FAIR VALUE

The Company determines the fair value of its financial assets and liabilities in accordance with the Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. The Company’s balance sheet includes the following financial instruments: cash and cash equivalents, investments in marketable securities, and warrant liabilities. The Company considers the carrying amount of its cash and cash equivalents to approximate fair value due to the short-term nature of these instruments.

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

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in other income in the condensed consolidated statements of comprehensive loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. As of September 30, 2021, the Company held no investments in marketable securities.

The following tables summarize information regarding assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

		Fair Value Measurements at Reporting Date Using
	Balance as of September 30, 2021	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$8,354,075	$8,354,075	$-	$-
Marketable securities	$-	$-	$-	$-

		Fair Value Measurements at Reporting Date Using
	Balance as of December 31, 2020	Quoted prices in Active Markets for Identical Securities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash and cash equivalents	$6,250,241	$6,250,241	$-	$-
Marketable securities	$462,687	$-	$462,687	$-

There were no significant transfers between levels in the nine months ended September 30, 2021.

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment consist of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Office furniture and fixtures	$43,033	$43,033
Computer equipment and software	21,259	23,307
	64,292	66,340
Less: Accumulated depreciation	(57,803)	(60,368)
	$6,489	$5,972

Depreciation expense was approximately $1,000 for each of the three-month periods ended September 30, 2021 and 2020.

Depreciation expense was approximately $3,000 for each of the nine-month periods ended September 30, 2021 and 2020.

Accrued liabilities

Accrued liabilities consist of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Employee related	$462,444	$860,629
Operating costs	118,372	319,608
Lease liability	104,298	60,379
	$685,114	$1,240,616

NOTE 5. LEASE

In January 2011, the Company entered into a lease with Concourse Associates, LLC for its headquarters in Morrisville, North Carolina (the “Lease”). The Lease was amended in August 2015 to extend the term for the 5,954 square foot rental. The current term began on March 1, 2016 and continued for 64 months to June 30, 2021. Rent payments began on July 1, 2016, following the conclusion of a four-month rent abatement period. The Company has two five-year options to extend the Lease and a one-time option to terminate the Lease thirty-six months after the commencement of the initial term if no additional space became available. On April 2, 2021, the Company negotiated a 3-year extension to the existing lease term, commencing July 1, 2021 (the “Commencement Date”). Beginning on the Commencement Date, the annual base rent was increased to $125,034 and will increase 2.5% annually for lease years 2 and 3.

The Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842, Leases, and determined that, except for the Lease described above, none of the Company’s contracts contain a lease.

The balance sheet classification of our lease liabilities was as follows:

	September 30, 2021	December 31, 2020
Current portion included in accrued liabilities	$104,298	$60,379
Long term lease liability	211,590	-
	$315,888	$60,379

As of September 30, 2021, the maturities of our operating lease liabilities were as follows:

Year ending December 31,
2021	$31,259
2022	126,612
2023	129,797
2024	65,702
Total lease payments	$353,370
Less: Imputed interest	(37,482)
Operating lease liability	$315,888

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at its Lease’s Commencement Date. As of September 30, 2021, the remaining Lease term is thirty-three months and the discount rate used to determine the operating lease liability was 8.0%. For the nine months ending September 30, 2021, the Company paid $100,058 in total lease expenses, including $6,997 for common area maintenance charges.

NOTE 6. NOTE PAYABLE

Payroll Protection Program Loan

On April 30, 2020, the Company received a loan pursuant to the Paycheck Protection Program (the “PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act, as administered by the U.S. Small Business Administration (“SBA”). The PPP Loan in the principal amount of $244,657 was disbursed by First Horizon Bank (the “Lender”) pursuant to a promissory note issued by us.

On May 28, 2021, the Company received notice from the SBA that the SBA had remitted $244,657 in principal and $2,576 in interest to the Lender in full forgiveness of the Company’s PPP Loan pursuant to the Company’s application to the SBA for forgiveness of the PPP Loan. The total amount was recorded as other income in our condensed consolidated statement of comprehensive loss.

NOTE 7. MERGER

On January 15, 2021, the Company, Life Newco II, PHPM, and Dr. Rich, as Representative, entered into the Merger Agreement, pursuant to which, the Company acquired all of the equity of PHPM. Under the terms of the Merger Agreement, Life Newco II merged with and into PHPM, with PHPM surviving as a wholly owned subsidiary of the Company.

As consideration for the Merger, the stockholders of PHPM received (i) 1,892,905 shares of Common Stock, and (ii) 10,232 shares of the Company’s Series B convertible preferred stock (“Preferred Stock” or “Series B Stock”), which were convertible into up to an aggregate of 10,232,000 shares of Common Stock (“Preferred Stock”) (collectively, the “Merger Consideration”). To satisfy the Company’s post-closing rights to closing adjustments and indemnification by PHPM and the former stockholders of PHPM pursuant to the Merger Agreement, 1,212,492 shares of Common Stock issuable upon conversion of the Preferred Stock, which represented approximately 10% of the Merger Consideration, are subject to holdback restrictions for 24 months following closing of the transaction (the “Holdback Shares”).

Pursuant to the Merger Agreement, the Company’s Board of Directors (the “Board”), at its Annual Meeting of Shareholders held on June 10, 2021, recommended to the Company’s shareholders, and the shareholders approved, the conversion of the Preferred Stock pursuant to the Certificate of Designation. As a result, each share of Preferred Stock automatically converted into (i) 881.5 shares of Common Stock, and (ii) the right to receive up to 118.5 Holdback Shares, to be delivered 24 months after the date of issuance of the Preferred Stock, subject to reduction for indemnification claims.

Pursuant to the terms of the Merger Agreement, on February 25, 2021, the Board appointed three directors designated by the Representative to serve on the Board, Dr. Rich, the co-founder and Chief Executive Officer and a stockholder of PHPM, and Drs. Michael Davidson and Declan Doogan. In connection with the closing of the Merger, Dr. Rich also was appointed Chief Medical Officer of the Company.

The Company evaluated this acquisition in accordance with ASC 805, Business Combinations, to determine whether the assets and operations of PHPM met the definition of a business. Included in the in-process research and development project is the historical know-how, formula protocols, designs, and procedures expected to be needed to complete the related phase of testing. The Company concluded that the in-process research and development project is an identifiable intangible asset that would be accounted for as a single asset in a business combination. The Company also qualitatively concluded that there is no fair value associated with the clinical research organization contract and the clinical manufacturing organization contract because the services are being provided at market rates and could be provided by multiple vendors in the marketplace. Therefore, all of the consideration in the transaction was allocated to the in-process research and development project. As such, the Company concluded that substantially all of the fair value of the gross assets acquired was concentrated in the single in-process research and development asset and the set was not a business.

The Company is planning to use the acquired asset to further its clinical development in an upcoming phase 3 clinical trial for the treatment of patients with PAH. Although the acquired asset may have utility in other patient populations, future development decisions for the acquired asset will be contingent upon the results of the contemplated phase 3 program for PAH. As such, the acquired asset does not have an alternative future use at the acquisition date. In accordance with ASC 730, Research and Development, the Company concluded the entire Purchase Price for the asset acquisition  was an expense on the acquisition date.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Simdax License Agreement

On November 13, 2013, the Company acquired, through its wholly owned subsidiary, Life Newco, that certain License Agreement, dated September 20, 2013, as amended on October 9, 2020, by and between Phyxius and Orion (the “License”), and that certain Side Letter, dated October 15, 2013 by and between Phyxius and Orion. The License grants the Company an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimendan in the United States and Canada (the “Territory”) and, pursuant to the October 9, 2020 amendment, also includes two oral products containing levosimendan, in capsule and solid dosage form, and a subcutaneously administered product containing levosimendan subject to specified limitations in the License (together, the “Product”). Pursuant to the License, the Company must use Orion’s “Simdax®” trademark to commercialize the Product. The License also grants the Company a right of first refusal to commercialize new developments of the Product, including developments as to the formulation, presentation, means of delivery, route of administration, dosage or indication (i.e., line extension products). Orion’s ongoing role under the License includes sublicense approval, serving as the sole source of manufacture, holding a first right to enforce intellectual property rights in the Territory, and certain regulatory participation rights. Additionally, the Company must grant back to Orion a broad non-exclusive license to any patents or clinical trial data related to the Product developed by the Company under the License. The term of the License  extends until 10 years after the launch of the Product in the Territory, provided that the License will continue after the end of the term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country. In the event that no regulatory approval for the Product has been granted in the United States on or before September 20, 2028, however, either party will have the right to terminate the License with immediate effect.

Pursuant to the terms of the License, on November 13, 2013, the Company paid to Orion a non-refundable up-front payment in the amount of $1.0 million. The License also includes the following development milestones for which the Company must make non-refundable payments to Orion no later than 28 days after the occurrence of the applicable milestone event: (1) $2.0 million upon the grant of United States Food and Drug Administration approval, including all registrations, licenses, authorizations and necessary approvals, to develop and/or commercialize the Product in the United States; and (2) $1.0 million upon the grant of regulatory approval for the Product in Canada. Once commercialized, the Company is obligated to make certain non-refundable commercialization milestone payments to Orion, aggregating to up to $13.0 million, contingent upon achievement of certain cumulative net sales amounts in the Territory. The Company also must pay Orion tiered royalties based on net sales of the Product in the Territory made by the Company and its sublicensees. After the end of the License term, the Company must pay Orion a royalty based on net sales of the Product in the Territory for as long as the Company sells the Product in the Territory.

As of September 30, 2021, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

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

Series B Stock

As further discussed in “Note 7—Merger” above, on January 15, 2021 the Company issued 10,232 shares of its Series B Stock, which were convertible into an aggregate of 10,232,000 shares of Common Stock, to the stockholders of PHPM as partial consideration for the Merger with PHPM pursuant to the Merger Agreement.

The rights, preferences and privileges of the Series B Stock are set forth in the Certificate of Designation. Following receipt of the approval of the stockholders of the Company on June 10, 2021 for the Conversion , each share of Series B Stock automatically converted into (i) 881.5 shares of Common Stock and (ii) the right to receive up to 118.5 Holdback Shares, to be delivered 24 months after the date of issuance of the Preferred Stock, subject to reduction for indemnification claims.

As of September 30, 2021, there were no shares of Series B Stock outstanding.

Series A Stock

On December 11, 2018, the Company closed its underwritten offering of 5,181,346 units for net proceeds of approximately $9.0 million (the “2018 Offering”). Each unit consisted of (i) one share of the Company’s Series A convertible preferred stock, par value $0.0001 per share (the “Series A Stock”), (ii) a two-year warrant to purchase one share of Common Stock at an exercise price of $1.93, and (iii) a five-year warrant to purchase one share of Common Stock at an exercise price of $1.93. In accordance with ASC 480, Distinguishing Liabilities from Equity, the estimated fair value of $1,800,016 for the beneficial conversion feature was recognized as a deemed dividend on the Series A Stock during the year ended December 31, 2020.

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

As of September 30, 2021, there were 210 shares of Series A Stock outstanding.

Common Stock and Pre-Funded Warrants

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value Common Stock. As of September 30, 2021, and December 31, 2020, there were 25,201,312 and 12,619,369 shares of Common Stock issued and outstanding, respectively. As of September 30, 2021, there were 10,033,274 pre-funded warrants outstanding.

July 2021 Private Placement (the “July 2021 Offering”)

On July 6, 2021, the Company entered into a securities purchase agreement with an institutional investor (“Investor”) pursuant to which the Company agreed to sell and issue to the Investor 4,773,269 Units in a private placement at a purchase price of $2.095 per unit. Each Unit consisted of (i) one unregistered pre-funded warrant to purchase one share of Common Stock and (ii) one unregistered warrant to purchase one share of Common Stock (together with the pre-funded warrants, the “2021 Warrants”). In the aggregate, 9,546,538 shares of the Company’s Common Stock are underlying the 2021 Warrants. The net proceeds from the private placement, after deducting placement agent fees and other direct offering expenses, were approximately $9.2 million. The fair value allocated to the pre-funded warrants and warrants was $5.5 million and $4.5 million, respectively.

Also, on July 6, 2021 and in connection with the July 2021 Offering, the Company entered into a registration rights agreement (the “July 2021 Registration Rights Agreement”) with the Investor, pursuant to which the Company agreed to register for resale the shares of Common Stock issuable upon exercise of the 2021 Warrants within 120 days following the effective date of the July 2021 Registration Rights Agreement. Pursuant to the July 2021 Registration Rights Agreement, on August 20, 2021, the Company filed a resale registration statement on Form S-3, which went effective on September 1, 2021.

July 2020 Registered Direct Offering and Private Placement (the “July 2020 Offering”)

On July 6, 2020, the Company completed a registered direct offering with an Investor for the issuance and sale of 2,523,611 shares of its Common Stock at a purchase price of $1.0278 per share and pre-funded warrants to purchase up to 652,313 shares of its Common Stock, at a purchase price of $1.0277 per pre-funded warrant (which represents the per share offering price for the Common Stock less $0.0001, the exercise price of each pre-funded warrant). The Company issued in a concurrent private placement unregistered pre-funded warrants to purchase up to 4,607,692 shares of Common Stock at the same purchase price as the registered pre-funded warrants, and unregistered Common Stock warrants to purchase up to 7,783,616 shares of Common Stock for aggregate gross proceeds of approximately $8.0 million, priced at-the-market under Nasdaq rules. The unregistered warrants have an exercise price of $0.903 per share and exercise period commencing immediately upon the issuance date and a term of five and one-half years. The net proceeds from the offerings, after deducting placement agent fees and other direct offering expenses were approximately $6.5 million. The fair value allocated to the Common Stock, pre-funded warrants and warrants was $1.5 million, $3.0 million and $3.5 million, respectively.

Also, on July 6, 2020 and in connection with the concurrent private placement, the Company entered into a registration rights agreement (the “July 2020 Registration Rights Agreement”) with the Investor, pursuant to which the Company agreed to register for resale the shares of Common Stock issuable upon exercise of the unregistered pre-funded warrants and the unregistered warrants within 120 days following the date of the Registration Rights Agreement. Pursuant to the Registration Rights Agreement, on August 20, 2020, the Company filed a resale registration statement on Form S-3, which went effective on September 30, 2020.

March 2020 Registered Direct Offering and Private Placement (the “March 2020 Offering”)

On March 13, 2020, the Company completed a registered direct offering to an Investor for the issuance and sale of 750,000 shares of its Common Stock at a purchase price of $1.1651 per share and pre-funded warrants to purchase up to 1,610,313 shares of its Common Stock, at a purchase price of $1.1650 per pre-funded warrant (which represents the per share offering price for the Common Stock less $0.0001, the exercise price of each pre-funded warrant), for gross proceeds of approximately $2.75 million, priced at-the-market under Nasdaq rules. Additionally, in a concurrent private placement, the Company issued to the Investor unregistered warrants to purchase up to 2,360,313shares of its Common Stock. The unregistered warrants have an exercise price of $1.04 per share and exercise period commencing immediately upon the issuance date and a term of five and one-half years. The net proceeds from the offerings, after deducting placement agent fees and other direct offering expenses were approximately $2.1 million. The fair value allocated to the Common Stock, pre-funded warrants and warrants was $0.5 million, $1.1 million and $1.1 million, respectively.

Warrants

During the nine months ended September 30, 2021, the Company received approximately $545,000 and issued 282,202 shares of Common Stock upon the exercise of previously outstanding warrants issued in connection with the Company’s December 2018 Offering.

During the nine months ended September 30, 2021, the Company issued 519,374 shares of Common Stock upon the cashless exercise of previously outstanding placement agent warrants issued in connection with the Company’s July 2020 and March 2020 Offerings.

As of September 30, 2021, the Company has 20,928,767 warrants outstanding. The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2021:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2020	16,599,079	$1.29
Issued	5,131,264	2.00
Exercised	(801,576)	1.54
Outstanding at September 30, 2021	20,928,767	$1.45

July 2021 Warrants

As described above, as a part of the July 2021 Offering, the Company issued unregistered warrants to purchase 4,773,269 shares of its Common Stock at an exercise price of $1.97 per share and contractual term of five and one-half years. The unregistered warrants were offered in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder. In accordance with ASC 480, these warrants are classified as equity and their relative fair value of approximately $4.5 million was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying Common Stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying Common Stock.

July 2020 Warrants

As described above, as a part of the July 2020 offering, the Company issued unregistered warrants to purchase 7,783,616 shares of its Common Stock at an exercise price of $0.903 per share and contractual term of five and one-half years. The unregistered warrants were offered in a private placement under Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder. In accordance with ASC 480, these warrants are classified as equity and their relative fair value of approximately $3.5 million was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying Common Stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying Common Stock.

March 2020 Warrants

As part of the March 2020 Offering, the Company issued unregistered warrants to purchase 2,360,313 shares of its Common Stock at an exercise price of $1.04 per share and contractual term of five and one-half years. The unregistered warrants were offered in a private placement under Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder. In accordance with ASC 480, these warrants are classified as equity and their relative fair value of approximately $1.1 million was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying Common Stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying Common Stock.

Warrants Issued for Services

In connection with the July 2021 Offering described above, the Company issued designees of the placement agent warrants to purchase 357,995 shares of Common Stock at an exercise price of $2.46 and a contractual term of five years. In accordance with ASC 815, Derivatives and Hedging, these warrants are classified as equity and its estimated fair value of $558,472 was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying Common Stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying Common Stock.

In connection with the July 2020 Offering described above, the Company issued designees of the placement agent warrants to purchase 583,771 shares of Common Stock at an exercise price of $1.2848and a contractual term of five years. In accordance with ASC 815, these warrants are classified as equity and its estimated fair value of $399,445 was recognized as additional paid in capital. Additionally, the Company issued to its previous underwriter a warrant to purchase 311,345 shares of Common Stock at an exercise price of $1.2848 per share and contractual term of five years. In accordance with ASC 815, this warrant is classified as equity and its estimated fair value of $213,038 was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying Common Stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying Common Stock.

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

2016 Stock Incentive Plan

In June 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”). Under the 2016 Plan, with the approval of the Board’s Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. On June 16, 2016, the Company’s stockholders approved the 2016 Plan and authorized for issuance under the 2016 Plan a total of 150,000 shares of Common Stock. On June 13, 2019, the Company’s stockholders approved an amendment to the 2016 Plan which increased the number of shares of Common Stock authorized for issuance under the 2016 Plan to a total of 750,000 shares, up from 150,000 previously authorized.

On June 10, 2021, the Company’s stockholders approved an amendment to the 2016 Plan which increased the number of shares of Common Stock authorized for issuance under the 2016 Plan to a total of 1.5 million shares, up from 750,000 previously authorized.

The following table summarizes the shares available for grant under the 2016 Plan for the nine months ended September 30, 2021:

Shares Available for Grant
Balances, at December 31, 2020	356,500
Additional shares reserved	750,000
Options granted	(378,750)
Options cancelled/forfeited	91,000
Balances, at September 30, 2021	818,750

2016 Plan Stock Options

Stock options granted under the 2016 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the 2016 Plan may be granted with a term of up to ten years and at prices no less than fair market value at the time of grant. Stock options granted generally vest over three to four years.

The following table summarizes the outstanding stock options under the 2016 Plan for the nine months ended September 30, 2021:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2020	393,500	$1.81
Options granted	378,750	$1.88
Options cancelled/forfeited	(91,000)	$1.59
Balances at September 30, 2021	681,250	$1.88

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock option grants of $139,983 and $52,659 for the three months ended September 30, 2021 and 2020, and $322,641 and $165,492 for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, there were unrecognized compensation costs of approximately $244,865 related to non-vested stock option awards under the 2016 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.07 years.

The Company used the following assumptions to estimate the fair value of options granted under the 2016 Plan for the nine months ended September 30, 2021:

	For the nine months ended September 30,
	2021	2020
Risk-free interest rate (weighted average)	0.72%	1.02%
Expected volatility (weighted average)	101.60%	97.63%
Expected term (in years)	6.7	7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.
Expected Volatility

The expected stock price volatility for the Company’s Common Stock was determined by examining the historical volatility and trading history for its Common Stock over a term consistent with the expected term of its options.

Expected Term

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. It is calculated based on the Company’s historical experience with its stock option grants.

Expected Dividend Yield	The expected dividend yield of 0% is based on the Company’s history and expectation of dividend payouts. The Company has not paid and does not anticipate paying any dividends in the near future.
Forfeitures

Stock compensation expense recognized in the statements of operations for the nine months ended September 30, 2021 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

1999 Amended Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “1999 Plan”). Under the 1999 Plan, with the approval of the Board’s Compensation Committee, the Company could grant stock options, restricted stock, stock appreciation rights and new shares of Common Stock upon exercise of stock options. On March 13, 2014, the Company’s stockholders approved an amendment to the 1999 Plan which increased the number of shares of Common Stock authorized for issuance under the 1999 Plan to a total of 200,000 shares, up from 15,000 previously authorized. On September 15, 2015, the Company’s stockholders approved an additional amendment to the 1999 Plan which increased the number of shares of Common Stock authorized for issuance under the 1999 Plan to a total of 250,000 shares, up from 200,000 previously authorized. The 1999 Plan expired on June 17, 2018 and no new grants may be made under that plan after that date. However, unexpired awards granted under the 1999 Plan remain outstanding and subject to the terms of the 1999 Plan.

1999 Plan Stock Options

Stock options granted under the 1999 Plan may be either ISOs or NSOs. ISOs can be granted only to employees. NSOs can be granted to employees, consultants and directors. Stock options under the 1999 Plan could be granted with a term of up to ten years and at prices no less than fair market value for ISOs and no less than 85% of the fair market value for NSOs. Stock options granted under the 1999 Plan generally vest over one to six years.

The following table summarizes the outstanding stock options under the 1999 Plan for the nine months ended September 30, 2021:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2020	57,648	$46.34
Options cancelled	(8,532)	$54.19
Balances at September 30, 2021	49,116	$44.98

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock option grants of $0 and $10,502 for the three months ended September 30, 2021 and 2020, and $1,290 and $33,211 for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, there were no unrecognized compensation costs related to non-vested stock option awards under the 1999 Plan.

In connection with the retirement of the Company’s former Chief Executive Officer (“CEO”), effective July 13, 2021 (the “Modification Date”), the Company modified the terms of the former CEO’s outstanding stock awards to: (1) accelerate the 152,500 unvested shares underlying his outstanding stock awards immediately as of the Modification Date and (2) extend the period during which his outstanding stock awards for an aggregate of 218,706 shares may be exercised through the earlier of the stock award’s original termination date or the five-year anniversary of the Modification Date.

The Company determined that the extension of the period during which the vested shares may be exercised was a Type 1 modification pursuant to ASC 718, Compensation-Stock Compensation. However, acceleration of vesting and extension of the exercise period for the remaining Stock Awards was a Type 3 modification pursuant to ASC 718 because absent the modification terms, those Stock Awards would have been forfeited as of the former CEO’s retirement date.

On the Modification Date, the Company recognized approximately $187,000 of compensation expense, which is included in General and administrative expense for the three and nine months ended September 30, 2021, with respect to these modifications.

Inducement Stock Options

The Company granted two employment inducement stock option awards, one for 100,000 shares of Common Stock and the other for 250,000 shares of Common Stock, to its new CEO on July 6, 2021.

The employment inducement stock option for 100,000 shares of Common Stock was awarded in accordance with the employment inducement award exemption provided by NASDAQ Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 50% upon initiation of a Phase 3 trial for levosimendan by June 30, 2022; and 50% upon initiation of a Phase 3 trial for imatinib by June 30, 2022. The options have a 10-year term and an exercise price of $1.97 per share, the July 6, 2021 closing price of our Common Stock. As of September 30, 2021, none of the vesting milestones have been achieved. The estimated fair value of this inducement stock option award was $178,291 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.37%, dividend yield of 0%, volatility factor for our Common Stock of 103.50% and an expected life of 10 years.

The employment inducement stock option award for 250,000 shares of Common Stock also was awarded in accordance with the employment inducement award exemption provided by NASDAQ Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% on the one-year anniversary of the CEO’s employment start date and an additional 25% on each of the following three anniversaries of the CEO’s employment start date, subject to continued employment. The options have a 10-year term and an exercise price of $1.97 per share, the July 6, 2021 closing price of our Common Stock.

The estimated fair value of this inducement stock option award was $403,180 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.13%, dividend yield of 0%, volatility factor for our Common Stock of 99.36% and an expected life of 7 years.

The Company granted an employment inducement stock option award for 250,000 shares of Common Stock to our chief medical officer on January 15, 2021. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by NASDAQ Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan.The option award will vest as follows: 25% upon initiation of a Phase 3 trial; 25% upon database lock; 25% upon acceptance for review of an NDA; and 25% upon approval. The options have a 10-year term and an exercise price of $1.78 per share, the January 15, 2021 closing price of our Common Stock. As of September 30, 2021, none of the vesting milestones have been achieved. The estimated fair value of the inducement stock option award granted was $402,789 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.11%, dividend yield of 0%, volatility factor for our Common Stock of 103.94% and an expected life of 10 years.

Inducement stock option compensation expense totaled $46,723for the three and nine months ended September 30, 2021. As of September 30, 2021, there was $937,537 of remaining unrecognized compensation expense related to these inducement stock options.

NOTE 10. SUBSEQUENT EVENTS

On October 8, 2021, the Company and Michael B. Jebsen, the Company’s President and Chief Financial Officer, agreed that Mr. Jebsen would separate from the Company effective October 29, 2021 (the “Separation Date”).

In connection with Mr. Jebsen’s separation from the Company, the Company and Mr. Jebsen entered into a separation and release agreement dated October 14, 2021 (the “Jebsen Separation Agreement”). Subject to Mr. Jebsen’s execution of a general release of claims, Mr. Jebsen will receive severance in an amount equal to one year of his current base annual salary and a pro-rated amount of his target annual bonus that would have been received had 100% of his annual goals been achieved, aggregating to approximately $513,000 (less applicable taxes and withholdings)and payable in a lump sum on the 30th day following the Separation Date. The Company also will reimburse COBRA premiums for coverage of Mr. Jebsen and his eligible dependents for up to 12 months if Mr. Jebsen timely and properly elects continuation coverage.

The Company and Mr. Jebsen also entered into a consulting agreement dated October 14, 2021 (the “Jebsen Consulting Agreement”) pursuant to which, for a period of six months following the Separation Date (the “Transition Period”), Mr. Jebsen will remain at the Company in an advisory role. The Transition Period can be terminated upon 30 days’ notice by either party or immediately by the Company for cause (as defined in the Jebsen Consulting Agreement). During the Transition Period, the Company will pay Mr. Jebsen for his advisory services at a rate of $275 per hour.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited condensed consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2020, as amended. All references in this Quarterly Report to “Tenax Therapeutics,” “we,” “our” and “us” means Tenax Therapeutics, Inc. The description or discussion in this Quarterly Report on Form 10-Q of any contract or agreement is a summary only and is qualified in all respects by reference to the full text of the applicable contract or agreement.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “might,” “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in our most recent Annual report on Form 10-K filed with the SEC. Furthermore, such forward-looking statements speak only as of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

On January 15, 2021, through our wholly owned subsidiary, Life Newco II, Inc., or Life Newco II, we acquired all of the equity of PHPrecisionMed Inc., a Delaware corporation, or PHPM, a company developing pharmaceutical products containing imatinib for the treatment of pulmonary arterial hypertension (“PAH”) in the United States and the rest of the world. In accordance with the terms of the merger agreement between Life Newco II and PHPM, Life Newco II merged with and into PHPM, with PHPM surviving as our wholly owned subsidiary.

Our Current Programs

Levosimendan Background

Levosimendan was discovered and developed by Orion Corporation, a Finnish company, or Orion. Levosimendan is a calcium sensitizer/K-ATP activator developed for intravenous use in hospitalized patients with acutely decompensated heart failure. It is currently approved in over sixty countries for this indication and not available in the United States or Canada. It is estimated that to date over 1.5 million patients have been treated worldwide with levosimendan.

Levosimendan is a novel, first in class calcium sensitizer/K-ATP activator. The therapeutic effects of levosimendan are mediated through:

-	Increased cardiac contractility by calcium sensitization of troponin C, resulting in a positive inotropic effect which is not associated with substantial increases in oxygen demand;
-	Opening of potassium channels in the vasculature smooth muscle, resulting in a vasodilatory effect on all vascular beds; and
-	Opening of mitochondrial potassium channels in cardiomyocytes, resulting in a cardioprotective effect.

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

We initiated the first of our expected 10 to 12 HELP Study clinical sites in November 2018 and the first of thirty-seven patients were enrolled in the HELP Study in March 2019. Enrollment in the HELP Study was completed in March 2020. The primary endpoint of the HELP Study was based on the change in PCWP during exercise versus baseline compared to placebo. The HELP Study utilized a double-blind randomized design following five weekly outpatient infusions of levosimendan.

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

The detailed results from the Phase 2 HELP Study of levosimendan in PH-HFpEF were presented at the Heart Failure Society of America Virtual Annual Scientific Meeting on October 3, 2020 and at the American Heart Association Scientific Sessions 2020 on November 13, 2020. Additionally, in May 2021, the manuscript was published in the peer-reviewed journal JACC: Heart Failure.

Next Steps

On October 9, 2020, we entered into an amendment to the License between the Company and Orion to include two new product formulations containing levosimendan, in a capsule solid oral dosage form, and a subcutaneously administered dosage form containing levosimendan, to the scope of the License, subject to specified limitations.

We have studied the utility of the levosimendan oral capsule dosage form in patients who have participated in the open-label extension of the HELP Study and who continue to receive weekly infusions of intravenous levosimendan. The patients were successfully transitioned from the intravenous to an oral formulation. The investigators at the centers that participated in the HELP Study were the ones who participated and enrolled their patients into this study. The data from that open-label extension will inform as to the oral dosage of levosimendan for the Phase 3 trial.

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

We believe that the combination of the HELP Study patient population, weekly 24-hour dosing, home-based site of administration, and findings of efficacy and safety in PH-HFpEF patients represent significant discoveries and intellectual property. These discoveries, among others from the HELP Study, form the basis for a U.S. patent application that we have filed.

Imatinib Background

Imatinib (also known as “Gleevec”) is a tyrosine kinase inhibitor, which revolutionized the treatment of chronic myeloid leukemia, or CML, in 2001. The first clinical trial of imatinib took place in 1998 and the drug received FDA approval in May 2001. Encouraged by the success of imatinib in treating CML patients, scientists explored its effect in other cancers, and it was found to produce a similar positive effect in other cancers where tyrosine kinases were overexpressed.

Tyrosine kinases are important mediators of the signaling cascade, determining key roles in diverse biological processes like growth, differentiation, metabolism, and apoptosis in response to external and internal stimuli. Deregulation of protein kinase activity has been shown to play a central role in the pathogenesis of human cancers. Imatinib, a 2-phenyl amino pyrimidine derivative, is a tyrosine kinase inhibitor with activity against ABL, BCR-ABL, PDGFRA, and c-KIT. Imatinib works by binding close to the ATP binding site therefore inhibiting the enzyme activity of the protein. Imatinib also inhibits the ABL protein of noncancer cells. Imatinib is well absorbed after oral administration with a bioavailability exceeding 90%. It is extensively metabolized, principally by cytochrome P450 (CYP)3A4 and CYP3A5 and can competitively inhibit the metabolism of drugs that are CYP3A4 or CYP3A5 substrates. Imatinib is generally well tolerated in cancer patients. Common side effects include fluid retention, headache, diarrhea, loss of appetite, weakness, nausea and vomiting, abdominal distention, edema, rash, dizziness, and muscle cramps. Serious side effects may include myelosuppression, heart failure, and liver function abnormalities. Novartis manufactures Gleevec.

Previous Imatinib Development for Pulmonary Arterial Hypertension Patients

In PAH, a rare disease, subjects who remain symptomatic despite available therapies have a high morbidity and mortality. Though several therapies are now available, there is no cure for the disease, and there is no data supporting that the existing therapies, all of which are pulmonary vasodilators, halt progression or induce regression of the disease. Imatinib is a tyrosine kinase inhibitor that has been shown in animal models of pulmonary hypertension to induce disease reversal by an effect on platelet derived growth factor, or PDGF, which appears to be causal in the disease. After that discovery was made, several case reports and small case series of patients with advanced PAH failing combination pulmonary vasodilator therapy were published showing a dramatic effect of imatinib on stabilizing and improving these patients. This led Novartis to develop imatinib as a treatment of PAH.

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

Current Imatinib Development for Pulmonary Arterial Hypertension Patients

On May 30, 2019, PHPM met with the FDA to discuss a proposal for a Phase 3 trial of imatinib for PAH. At that meeting, PHPM received agreement from the FDA for a single Phase 3 trial using change in 6-minute walk distance as the primary endpoint (p<0.05). PHPM also received agreement for submission under the 505(b)(2) regulatory pathway, and thereafter imatinib received orphan designation. In August of 2019, PHPM was given preliminary advice on its plans to submit an application for Breakthrough Therapy Designation. In July 2020, PHPM received agreement from the FDA for the development of a modified release formulation that would require only a small comparative PK/bioavailability study in twelve volunteers receiving a single dose of the modified release formulation to be compared to a single dose of the existing immediate release formulation. The Company is planning a Phase 3 study with the modified release formulation of imatinib.

Third Quarter 2021 Highlights

The following summarizes certain key financial measures for the three months ended September 30, 2021:

•	Cash and cash equivalents were $8.4 million on September 30, 2021;
•	Our net loss from operations was $3.9 million for the third quarter of fiscal 2021 compared to $2.2 million for the three months ended September 30, 2020; and
•	Net cash used in operating activities was $3.0 million and $2.4 million for the three months ended September 30, 2021 and 2020, respectively.

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

For the remainder of 2021, we are focused on the following initiatives:

-	Working with collaborators and partners to accelerate product development, reduce our development costs, and broaden our developmental capabilities; and
-	Identifying strategic alternatives, including, but not limited to, the potential acquisition of additional products or product candidates.

Financial Overview

Results of Operations- Comparison of the Three Months Ended September 30, 2021 and 2020

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the three months ended September 30, 2021 and 2020, respectively, are as follows:

	Three months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2021	2020
Personnel costs	$1,898,685	$682,907	$1,215,778	178%
Legal and professional fees	527,603	292,625	234,978	80%
Other costs	174,229	159,327	14,902	9%
Facilities	39,403	37,866	1,537	4%

Personnel costs:

Personnel costs increased approximately $1.2 million in the current period, compared to the same period in the prior year, primarily due to approximately $930,000 in severance costs associated with the retirement of our former CEO and other employees, as well as approximately $266,000 in noncash compensation expense resulting from the modification of the former CEO’s outstanding options and the grant of an additional option on his separation date.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to members of our Board of Directors (the “Board”). Legal and professional fees increased approximately $235,000 for the three months ended September 30, 2021 compared to the same period in the prior year. This increase was primarily due to an increase of approximately $208,000 in legal fees associated with the filing of registration statements, and the CEO transition in the current period. Additionally, Board fees increased to approximately $14,000 in the current period due primarily to fees paid to new directors that were not incurred during the same period in the prior year.

Other costs:

Other costs include costs incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. Other costs increased approximately $15,000 in the current period primarily due to an increase of approximately $25,000 in insurance premiums paid, partially offset by a decrease of approximately $12,000 in franchise taxes paid in the current period as compared to the same period of the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in Morrisville, North Carolina. Facilities costs remained relatively consistent for the three months ended September 30, 2021 and 2020.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with clinical research organizations, or CROs, and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended September 30, 2021 and 2020, respectively, are as follows:

	Three months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2021	2020
Clinical and preclinical development	$1,014,124	$989,159	$24,965	3%
Personnel costs	138,355	58,402	79,953	137%
Other costs	9,891	4,837	5,054	104%

Clinical and preclinical development:

Clinical and preclinical development costs include the costs associated with our Phase 2 HELP Study for levosimendan, which was completed during fiscal year 2020, the costs associated with our IV to oral levosimendan transition study and development costs associated with the formulation for imatinib. The increase of approximately $25,000 in clinical and preclinical development costs for the three months ended September 30, 2021 compared to the same period in the prior year was primarily due to an increase of approximately $630,000 in costs associated with formulation development of imatinib in the current period that were not incurred in the same period in the prior year, partially offset by a decrease of approximately $605,000 in expenditures for CRO costs and other direct costs associated with the Phase 2 and IV to oral transition studies in the current period as compared to the same period in the prior year.

Personnel costs:

Personnel costs increased approximately $80,000 for the three months ended September 30, 2021 primarily due to the addition of our Chief Medical Officer in the current year.

Other costs:

Other costs remained relatively consistent for the three months ended September 30, 2021 and 2020.

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

Results of Operations- Comparison of the Nine Months Ended September 30, 2021 and 2020

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the nine months ended September 30, 2021 and 2020, respectively, are as follows:

	Nine months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2021	2020
Personnel costs	$3,405,369	$2,120,914	$1,284,455	61%
Legal and professional fees	1,253,273	617,576	635,697	103%
Other costs	505,097	509,329	(4,232)	(1)%
Facilities	120,919	117,071	3,848	3%

Personnel costs:

Personnel costs increased approximately $1.3 million for the nine months ended September 30, 2021 compared to the same period in the prior year. This increase was primarily due to approximately $930,000 in severance costs associated with the retirement of the former CEO and other employees, as well as approximately $266,000 in noncash compensation expense resulting from the modification of the former CEO’s outstanding options and the grant of an additional option on his separation date in the current period.

Legal and professional fees:

Legal and professional fees consist of the costs incurred for legal fees, accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to our Board members. Legal and professional fees increased approximately $636,000 for the nine months ended September 30, 2021 compared to the same period in the prior year.

-	Legal fees increased approximately $519,000 in the current period. This increase was primarily due to the reimbursement of approximately $358,000 in legal fees associated with arbitration proceedings in the prior year, as well as an increase in fees paid associated with the PHPM acquisition and costs associated with the CEO transition that were not incurred during the same period in the prior year.

-	Accounting fees increased approximately $39,000 in the current period primarily due to fees associated with the PHPM transaction that were not incurred during the same period in the prior year.

-	Board fees increased approximately $65,000 in the current period primarily due to fees paid to new directors that were not incurred during the same period in the prior year and an increase in the vested value of outstanding stock options as compared to the same period in the prior year.

-

Capital market fees increased by approximately $25,000 in the current period. This increase was primarily due to an increase in proxy related costs incurred in the current period as compared to the same period in the prior year.

-	Investor relations costs decreased approximately $30,000 in the current period. This decrease was primarily due to fees paid to third-party investor relations firms for direct outreach and communications in the prior year that were not incurred in the current period.

Other costs:

Other costs include costs incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. Other costs decreased approximately $4,000 in the current period due primarily to a decrease in franchise taxes paid, partially offset by an increase of approximately $76,000 in insurance premiums paid in the current period as compared to the same period of the prior year.

Facilities:

Facilities expenses include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively consistent for the nine months ended September 30, 2021 and 2020.

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the nine months ended September 30, 2021 and 2020, respectively, are as follows:

	Nine months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2021	2020
Clinical and preclinical development	$2,063,211	$3,489,977	$(1,426,766)	(41)%
Personnel costs	417,304	167,738	249,566	149%
Other costs	21,751,279	12,046	21,739,233	180,468%

Clinical and preclinical development:

Clinical and preclinical development costs include costs associated with our Phase 2 HELP Study for levosimendan, which was completed during fiscal year 2020, costs associated with our IV to oral levosimendan transition study and development costs associated with the formulation for imatinib. The decrease of approximately $1.4 million in clinical and preclinical development costs for the nine months ended September 30, 2021 compared to the same period in the prior year was primarily due to a decrease of approximately $1.5 million in expenditures for CRO costs, a reduction of approximately $748,000 in enrolled patient and direct site costs and a decrease of approximately $122,000 in fees paid for clinical research associates and other direct costs to manage the Phase 2 HELP Study in the current period as compared to the same period in the prior year. These cost reductions were partially offset by an increase of approximately $891,000 in costs associated with formulation development of imatinib in the current period that were not incurred in the same period in the prior year.

Personnel costs:

Personnel costs increased approximately $250,000 for the nine months ended September 30, 2021 due primarily to the addition of our Chief Medical Officer in the current year.

Other costs:

Other costs increased approximately $21.7 million for the nine months ended September 30, 2021 primarily due to the recognition of in-process research and development acquired as part of the merger with PHPM in the current period that was not incurred in the same period in the prior year.

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

Other income, net

Other income and expense include non-operating income and expense items not otherwise recorded in our condensed consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income for the nine months ended September 30, 2021 and 2020, respectively, are as follows:

	Nine months ended September 30,		(Increase)/ Decrease	% Increase/ (Decrease)
	2021	2020
Other income, net	$(253,597)	$(14,038)	$(239,559)	1707%

Other income increased approximately $240,000 for the nine months ended September 30, 2021 compared to the same period in the prior year. This increase is due primarily to the forgiveness of our PPP Loan in the current period.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception, and as of September 30, 2021 we had an accumulated deficit of approximately $275 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur increased expenses related to our development and potential commercialization of levosimendan for pulmonary hypertension and imatinib for PAH, as well as identifying and developing other potential product candidates and, as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $8,583,227 and $6,795,506 and working capital of $7,121,866 and $4,676,543 as of September 30, 2021 and December 31, 2020, respectively. Based on our working capital and the value of our investments in marketable securities on September 30, 2021, we believe we have sufficient capital to fund our operations only through the second quarter of calendar year 2022.

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020
Net cash used in operating activities	$(8,087,748)	$(7,285,410)
Net cash provided by investing activities	454,307	16,603
Net cash provided by financing activities	9,737,275	10,598,346

Net cash used in operating activities.

Net cash used in operating activities was approximately $8.1 million for the nine months ended September 30, 2021 compared to net cash used in operating activities of approximately $7.3 million for the nine months ended September 30, 2020. The increase in cash used for operating activities was primarily due to an increase in our annual insurance premiums, employee severance and accrued bonuses paid in the current period as compared to the prior year.

Net cash provided by investing activities.

Net cash provided by investing activities was approximately $454,000 for the nine months ended September 30, 2021 compared to approximately $16,000 provided by investing activities for the nine months ended September 30, 2020. The increase in cash provided by investing activities was primarily due to the sale of marketable securities in the current period.

Net cash provided by financing activities.

Net cash provided by financing activities for the nine months ended September 30, 2021 totaled $9.7 million, which was attributable to net proceeds from the sale of units in our July 2021 private placement of $9.2 million and the exercise of stock warrants of $0.5 million.

Net cash provided by financing activities for the nine months ended September 30, 2020 totaled $10.6 million, which was attributable to aggregate net proceeds from the sale of common stock, warrants and pre-funded warrants in our July 2020 registered direct offering and concurrent private placement of $6.5 million, aggregate net proceeds from the sale of common stock and pre-funded warrants in our March 2020 registered direct offering and concurrent private placement of $2.1 million, $0.2 million in proceeds from a loan in connection with the Paycheck Protection Program under the Cares Act and $1.7 million of proceeds from the exercise of stock warrants.

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

The circumstances above raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. In fact, we believe that our existing cash and cash equivalents, along with our investment in marketable securities, will be sufficient to fund our projected operating requirements only through the second quarter of calendar year 2022. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Further, we will need substantial additional capital in the future in order to complete the development and commercialization of levosimendan and imatinib, and to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding may not be available on reasonable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended and Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on their evaluation, our President and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We routinely review our internal controls over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take action as appropriate.

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

ITEM 1A. RISK FACTORS

The risks we face have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit Number	Description

4.1	Form of Unregistered Pre-Funded Warrant (July 2021) (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on July 8, 2021).

4.2	Form of Unregistered Warrant (July 2021) (incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on July 8, 2021).

4.3	Form of HCW Warrant (July 2021) (incorporated herein by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on July 8, 2021).

10.1

Securities Purchase Agreement for Unregistered Pre-Funded Warrant dated as of July 6, 2021, by and between Tenax Therapeutics, Inc. and the Investor (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 8, 2021).

10.2

Registration Rights Agreement dated July 6, 2021, by and between Tenax Therapeutics, Inc. and the Investor (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 8, 2021).

10.3+

Separation and General Release Agreement dated July 6, 2021, by and between Tenax Therapeutics, Inc. and Anthony A. DiTonno (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on July 8, 2021).

10.4+

Executive Employment Agreement dated July 6, 2021, by and between Tenax Therapeutics, Inc. and Christopher T. Giordano (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on July 8, 2021).

10.5+

Plan for Employee Inducement Stock Options adopted July 6, 2021 with Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on July 8, 2021).

10.6*+#	Consulting Agreement dated October 14, 2021, by and between Tenax Therapeutics, Inc. and Danforth Advisors, LLC.

10.7*+	Separation and Release Agreement dated October 14, 2021, by and between Tenax Therapeutics, Inc. and Michael B. Jebsen.

10.8*+	Consulting Agreement dated October 14, 2021, by and between Tenax Therapeutics, Inc. and Michael B. Jebsen.

31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith

+Management contract or compensatory plan or arrangement

#Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2021

TENAX THERAPEUTICS, INC.

By:	/s/ Eliot M. Lurier
Eliot M. Lurier Interim Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

