Form 10-Q
period 2022-03-31
TENAX THERAPEUTICS, INC.
filed 2022-05-16
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

As of May 12, 2022 the registrant had outstanding 25,206,914 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,868,684	$5,583,922
Prepaid expenses	586,987	105,078
Total current assets	3,455,671	5,689,000
Right of use asset	261,435	287,692
Property and equipment, net	12,078	7,108
Other assets	8,435	8,435
Total assets	$3,737,619	$5,992,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,287,126	$859,638
Accrued liabilities	460,506	704,340
Note payable	228,762	-
Total current liabilities	1,976,394	1,563,978
Long term liabilities
Lease liability	155,024	183,589
Total long term liabilities	155,024	183,589
Total liabilities	2,131,418	1,747,567

Commitments and contingencies; see Note 8
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares; See Note 9
Series A Preferred stock, par value $0.0001, issued 5,181,346 shares; outstanding 210 as of March 31, 2022 and December 31, 2021 respectively	-	-
Common stock, par value $0.0001 per share; authorized 400,000,000 shares; issued and outstanding 25,206,914 as of March 31, 2022 and December 31, 2021 respectively	2,521	2,521
Additional paid-in capital	282,819,401	282,736,332
Accumulated deficit	(281,215,721)	(278,494,185)
Total stockholders’ equity	1,606,201	4,244,668
Total liabilities and stockholders' equity	$3,737,619	$5,992,235

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$1,540,744	$1,373,460
Research and development	1,177,895	22,376,202
Total operating expenses	2,718,639	23,749,662

Net operating loss	2,718,639	23,749,662

Interest expense	2,587	613
Other expense (income), net	310	(2,135)
Net loss	$2,721,536	$23,748,140

Unrealized loss on marketable securities	-	332
Total comprehensive loss	$2,721,536	$23,748,472

Net loss per share, basic and diluted	$(0.11)	$(1.64)
Weighted average number of common shares outstanding, basic and diluted	25,206,914	14,515,088

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
	Preferred Stock		Common Stock		Additional	other		Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	comprehensive gain (loss)	Accumulated deficit	stockholders' equity

Balance at December 31, 2020	210	$-	12,619,369	$1,262	$250,644,197	$(70)	$(246,019,827)	$4,625,562
Common stock and preferred stock issued for asset acquisition	10,232	1	1,892,905	189	21,582,141			21,582,331
Compensation on options issued					91,609			91,609
Exercise of warrants			457,038	46	544,605			544,651
Unrealized loss on marketable securities						(332)		(332)
Net loss							(23,748,140)	(23,748,140)
Balance at March 31, 2021	10,442	$1	14,969,312	$1,497	$272,862,552	$(402)	$(269,767,967)	$3,095,681

Balance at December 31, 2021	210	$-	25,206,914	$2,521	$282,736,332	$-	$(278,494,185)	$4,244,668
Compensation on options issued					83,069			83,069
Net loss							(2,721,536)	(2,721,536)
Balance at March 31, 2022	210	$-	25,206,914	$2,521	$282,819,401	$-	$(281,215,721)	$1,606,201

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,721,536)	$(23,748,140)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,353	1,135
Interest on debt instrument	2,587	613
Amortization of right of use asset	26,257	29,088
Issuance and vesting of compensatory stock options and warrants	83,069	91,609
Issuance of common stock and preferred stock for asset acquisition	-	21,582,331
Amortization of premium on marketable securities	-	4,442
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(484,496)	(403,357)
Accounts payable and accrued liabilities	183,654	(778,862)
Long term portion of lease liability	(28,565)	-
Net cash used in operating activities	(2,937,677)	(3,221,141)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities	-	190,184
Purchase of marketable securities	-	(227,148)
Purchase of property and equipment	(6,323)	-
Net cash provided by investing activities	(6,323)	(36,964)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of warrants	-	544,651
Proceeds from the issuance of note payable	364,546	-
Payments on short-term note	(135,784)	-
Net cash provided by financing activities	228,762	544,651

Net change in cash and cash equivalents	(2,715,238)	(2,713,454)
Cash and cash equivalents, beginning of period	5,583,922	6,250,241
Cash and cash equivalents, end of period	$2,868,684	$3,536,787

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

On November 13, 2013, the Company acquired, through its wholly-owned subsidiary, Life Newco, Inc., a Delaware corporation (“Life Newco”), certain assets of Phyxius Pharma, Inc., a Delaware corporation (“Phyxius”) pursuant to an Asset Purchase Agreement dated October 21, 2013 (the “Asset Purchase Agreement”), by and among the Company, Life Newco, Phyxius and the stockholders of Phyxius. Among these assets was a license between Phyxius and Orion Corporation, a global healthcare company incorporated under the laws of Finland (“Orion”), dated September 20, 2013, and that certain Side Letter, dated October 15, 2013, for the exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada (the “Territory”). On October 9, 2020 and January 25, 2022, the Company amended the license (as amended, the “License”), to include two product dose forms containing levosimendan, in capsule and solid dosage form, and a subcutaneously administered product containing levosimendan, subject to specified limitations in the License (together, the “Product”). Pursuant to the License, the Company and Orion will agree to a new trademark when commercializing levosimendan in either of these forms. The term of the License extends until 10 years after the launch of the Product in the Territory, provided that the License will continue after the end of the term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country. In the event that no regulatory approval for the Product has been granted in the United States on or before September 20, 2030, however, either party will have the right to terminate the License with immediate effect. The Company intends to conduct an upcoming Phase 3 study in pulmonary hypertension patients utilizing one of these formulations. See “Note 8 - Commitments and Contingencies” below for a further discussion of the License.

On January 15, 2021, the Company, Life Newco II, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Life Newco II”), PHPrecisionMed Inc., a Delaware corporation (“PHPM”) and Dr. Stuart Rich, solely in his capacity as holders’ representative ( the “Representative”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company acquired all of the equity of PHPM, a company developing pharmaceutical products containing imatinib for the treatment of pulmonary arterial hypertension (“PAH”) in the United States and the rest of the world. Under the terms of the Merger Agreement, Life Newco II merged with and into PHPM, with PHPM surviving as a wholly-owned subsidiary of the Company (the “Merger”). See “Note 7 - Merger” below for a further discussion of the Merger.

Going Concern

Management believes the accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $281 million on March 31, 2022 and $278 million on December 31, 2021 and used cash in operations of $2.9 million and $3.2 million during the three months ended March 31, 2022 and 2021, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying March 31, 2022 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 29, 2022, from which the Company derived the balance sheet data at December 31, 2021

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of Tenax Therapeutics, Inc., Life Newco, Inc. and PHPrecisionMed Inc. All material intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity date of three months or less, when acquired, to be cash equivalents.

Liquidity and Capital Resources

On March 31, 2022, the Company had cash and cash equivalents of approximately $2.9 million. The Company used $2.9 million of cash for operating activities during the three months ended March 31, 2022 and had stockholders’ equity of $1.6 million, versus $4.2 million on December 31, 2021.

The Company expects to continue to incur expenses related to development of imatinib for PAH, levosimendan for pulmonary hypertension, and other potential indications, as well as identifying and developing other potential product candidates. Based on its resources on March 31, 2022, the Company believes that it has sufficient capital to fund its planned operations through the second quarter of calendar year 2022. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or licensing its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot provide assurance that it will be able to secure such additional financing on reasonable terms, or if available, that it will be sufficient to meet its needs.

To the extent that the Company raises additional funds by issuing shares of its common stock or other securities convertible or exchangeable for shares of common stock, stockholders will experience dilution, which may be significant. In the event the Company raises additional capital through debt financings, the Company may incur significant interest expense and become subject to restrictive covenants in the related transaction documentation that may affect the manner in which the Company conducts its business. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to its technologies or product candidates or grant licenses on terms that may not be favorable to the Company.

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

	Three months ended March 31,
	2022	2021

Warrants to purchase common stock	20,928,767	15,797,503
Pre-funded warrants to purchase common stock	10,033,274	5,260,005
Options to purchase common stock	1,299,567	751,137
Convertible preferred shares outstanding	210	10,442

Operating Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in operating lease right-of-use assets, other current liabilities, and long-term lease liabilities in the Company’s condensed consolidated balance sheet as of March 31, 2022. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses the incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. The Company’s leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that the Company will exercise any such option. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected to account for leases with an initial term of 12 months or less similar to previous guidance for operating leases, under which the Company will recognize those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption will be permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In December 2019, FASB issued ASU-2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740, Income Taxes and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard on January 1, 2021. The Company’s adoption of the new guidance did not have a material impact on its condensed consolidated financial statements

In June 2016, the FASB issued an accounting standard, ASU-2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that amends how credit losses are measured and reported for certain financial instruments that are not accounted for at fair value through net income. This standard requires that credit losses be presented as an allowance rather than as a write-down for available-for-sale debt securities and will be effective for interim and annual reporting periods beginning January 1, 2023, with early adoption permitted. A modified retrospective approach is to be used for certain parts of this guidance, while other parts of the guidance are to be applied using a prospective approach. The Company does not believe the adoption of this standard will have a material impact on its condensed consolidated financial statements and related disclosures.

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

Investments in Marketable Securities

The Company classifies all of its investments as available-for-sale. Unrealized gains and losses on investments are recognized in comprehensive income/(loss), unless an unrealized loss is considered to be other than temporary, in which case the unrealized loss is charged to operations. The Company periodically reviews its investments for other than temporary declines in fair value below cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes the individual unrealized losses represent temporary declines primarily resulting from interest rate changes. Realized gains and losses are reflected in other income in the condensed consolidated statements of comprehensive loss and are determined using the specific identification method with transactions recorded on a settlement date basis. Investments with original maturities at date of purchase beyond three months and which mature at or less than 12 months from the balance sheet date are classified as current. Investments with a maturity beyond 12 months from the balance sheet date are classified as long-term. As of March 31, 2022, the Company held no investments in marketable securities.

NOTE 4. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment primarily consist of office furniture and fixtures.

Depreciation expense was $1,400 and $1,100 for the three months ended March 31, 2022 and 2021, respectively.

Accrued liabilities

Accrued liabilities consist of the following:

	March 31, 2022	December 31, 2021
Operating costs	$261,384	$-
Lease liability	110,144	107,192
Employee related	88,978	597,148
	$460,506	$704,340

NOTE 5. NOTE PAYABLE

Financed Insurance Premium

The Company entered into a Premium Finance Agreement with Premium Funding Associates, Inc. in connection with certain of the Company’s insurance policies and, pursuant thereto, issued a note payable to Premium Funding, Inc. for $364,546 (the “Note”). The Note has an eight-month term, bears interest at a rate of 3.24% per annum, and is secured by the policies. Under the terms of the Note, the Company is required to make monthly installments of principal and interest totaling $46,124 through August 31, 2022. The Company recorded interest expense of $2,587 for the three months ended March 31, 2022. The balance on the Note as of March 31, 2022 was $228,762.

NOTE 6. LEASE

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

The balance sheet classification of our lease liabilities was as follows:

	March 31, 2022	December 31, 2021
Current portion included in accrued liabilities	$110,144	$107,192
Long term lease liability	155,024	183,589
	$265,168	$290,781

As of March 31, 2022, the maturities of our operating lease liabilities were as follows:

Year ending December 31,
2022	$95,353
2023	129,797
2024	65,702

Total lease payments	$290,852
Less: Imputed interest	(25,684)
Operating lease liability	$265,168

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at its Lease’s Commencement Date. As of March 31, 2022, the remaining Lease term is twenty-seven months and the discount rate used to determine the operating lease liability was 8.0%. For the three months ending March 31, 2022, the Company paid $32,809 in total lease expenses, including $1,551 for common area maintenance charges.

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

NOTE 8. COMMITMENTS AND CONTINGENCIES

Simdax license agreement

On November 13, 2013, the Company acquired, through its wholly-owned subsidiary, Life Newco, that certain License, dated September 20, 2013, as amended on October 9, 2020 and January 25, 2022, by and between Phyxius and Orion, and that certain Side Letter, dated October 15, 2013 by and between Phyxius and Orion. The License grants the Company an exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan in the Territory and, pursuant to the October 9, 2020 and January 25, 2022 amendments, also includes two product dose forms containing levosimendan, in capsule and solid dosage form, and a subcutaneously administered product containing levosimendan, subject to specified limitations in the License. Pursuant to the License, the Company and Orion will agree to a new trademark when commercializing levosimendan in either of these forms.

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

As of March 31, 2022, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

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

As of March 31, 2022, there were no shares of Series B Stock outstanding.

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

As of March 31, 2022, there were 210 shares of Series A Stock outstanding.

Common Stock and Pre-Funded Warrants

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of March 31, 2022, and December 31, 2021, there were 25,206,914 shares of common stock issued and outstanding. As of March 31, 2022, there were 10,033,274 pre-funded warrants outstanding.

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

March 2020 Registered Direct Offering and Private Placement (the “March 2020 Offering”)

On March 13, 2020, the Company completed a registered direct offering with an investor for the issuance and sale of 750,000 shares of its common stock at a purchase price of $1.1651 per share and pre-funded warrants to purchase up to 1,610,313 shares of its common stock, at a purchase price of $1.1650 per pre-funded warrant (which represents the per share offering price for the common stock less $0.0001, the exercise price of each pre-funded warrant), for gross proceeds of approximately $2.75 million, priced at-the-market under Nasdaq rules. Additionally, in a concurrent private placement, the Company issued to the investor unregistered warrants to purchase up to 2,360,313 shares of its common stock. The unregistered warrants have an exercise price of $1.04 per share and exercise period commencing immediately upon the issuance date and a term of five and one-half years. The net proceeds from the offerings, after deducting placement agent fees and other direct offering expenses were approximately $2.1 million. The fair value allocated to the common stock, pre-funded warrants and warrants was $0.5 million, $1.1 million and $1.1 million, respectively.

Warrants

As of March 31, 2022, the Company has 20,928,767 warrants outstanding. There was no warrant activity for the three months ended March 31, 2022.

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

March 2020 Warrants

As described above, as part of the March 2020 Offering, the Company issued unregistered warrants to purchase 2,360,313 shares of its common stock at an exercise price of $1.04 per share and contractual term of five and one-half years. The unregistered warrants were offered in a private placement under Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder. In accordance with ASC 815, these warrants are classified as equity and their relative fair value of approximately $1.1 million was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

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

2016 Stock Incentive Plan, as Amended

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

As of March 31, 2022, the Company has 819,750 shares available for under the 2016 Plan. There was no stock activity for the three months ended March 31, 2022.

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

As of March 31, 2022, the Company has 663,250 options outstanding. There was no option activity for the three months ended March 31, 2022.

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for stock option grants of $36,346 and $90,319 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, there were unrecognized compensation costs of approximately $126,000 related to non-vested stock option awards under the 2016 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.02 years.

1999 Stock Plan, as Amended and Restated

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

As of March 31, 2022, the Company has 36,317 options outstanding. There was no option activity for the three months ended March 31, 2022.

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for stock option grants of $0 and $1,290 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2021, there were no unrecognized compensation costs related to non-vested stock option awards under the 1999 Plan.

Inducement Stock Options

The Company granted two employment inducement stock option awards, one for 100,000 shares of common stock and the other for 250,000 shares of common stock, to its new CEO on July 6, 2021.

The employment inducement stock option for 100,000 shares of common stock was awarded in accordance with the employment inducement award exemption provided by Nasdaq listing rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 50% upon initiation of a Phase 3 trial for levosimendan by June 30, 2022; and 50% upon initiation of a Phase 3 trial for imatinib by June 30, 2022. The options have a 10-year term and an exercise price of $1.97 per share, the July 6, 2021 closing price of our common stock. As of March 31, 2022, none of the vesting milestones have been achieved. The estimated fair value of this inducement stock option award was $178,291 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.37%, dividend yield of 0%, volatility factor for our common stock of 103.50% and an expected life of 10 years.

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

The Company granted an employment inducement stock option award for 250,000 shares of common stock to our chief medical officer on January 15, 2021. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by Nasdaq listing rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% upon initiation of a Phase 3 trial; 25% upon database lock; 25% upon acceptance for review of an investigational NDA; and 25% upon approval. The options have a 10-year term and an exercise price of $1.78 per share, the January 15, 2021 closing price of our common stock. As of March 31, 2022, none of the remaining vesting milestones have been achieved. The estimated fair value of the inducement stock option award granted was $402,789 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.11%, dividend yield of 0%, volatility factor for our common stock of 103.94% and an expected life of 10 years.

Inducement stock option compensation expense totaled $46,723 for the three months ended March 31, 2022. As of March 31, 2022, there was approximately $726,000 of remaining unrecognized compensation expense related to these inducement stock options.

NOTE 10. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited condensed consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2021. All references in this Quarterly Report to “Tenax Therapeutics,” “we,” “our” and “us” means Tenax Therapeutics, Inc.

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

COVID-19

The continued spread of COVID-19, including variant strains, globally, may affect our operations, including the potential interruption of our clinical trial activities and our supply chain. The continued spread of COVID-19 may result in a period of continued or recurring business disruption in these and other areas impacting our business, including the establishment of contractual relationships with investigators enrolling subjects in our clinical trials, the continuity of care provided by these institutions to the patients we seek to enroll and their ability to support industry-funded research as a means of caring for their patients, supply of these sites with study materials, and the enrollment of subjects and their adherence with study requirements. In addition, there could be a potential effect of COVID-19 to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates.

Financial Overview

General and Administrative Expenses

General and administrative expenses were $1.5 million for the three months ended March 31, 2022, compared to $1.4 million for the same period in 2021. General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the three months ended March 31, 2022 and 2021, respectively, are as follows:

	Three months ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2022	2021
Personnel costs	$582,707	$795,510	$(212,803)	(27)%
Legal and professional fees	721,548	382,548	339,000	89%
Other costs	197,847	154,645	43,202	28%
Facilities	38,642	40,757	(2,115)	(5)%

Personnel costs decreased approximately $213,000 for the three months ended March 31, 2022, compared to the same period in the prior year. The decrease was primarily due to headcount reductions in the current period as compared to the same period in the prior year.

Legal and professional fees increased approximately $339,000 for the three months ended March 31, 2022, compared to the same period in the prior year. Professional fees consist of the costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors.

Legal fees increased approximately $237,000 for the three months ended March 31, 2022, as compared to the same period in the prior year. The increase was primarily due to the legal fees associated with outsourcing the in-house legal function and IP costs that were not incurred during the same period in the prior year.

Professional fees increased approximately $102,000 for the three months ended March 31, 2022, compared to the same period in the prior year. The increase was primarily attributable to increased investor relations, director, consulting and capital market fees offset by a decrease in accounting costs.

Other costs increased approximately $43,000 for the three months ended March 31, 2022, compared to the same period in the prior year. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. The increase was primarily attributable to increased costs for insurance, dues and administrative expenses offset by decreases in franchise and other taxes.

Facilities costs include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively unchanged for the three months ended March 31, 2022 and 2021.

Research and Development Expenses

Research and development expenses were $1.2 million for the three months ended March 31, 2022 as compared to $22.4 million for the same period in the prior year. Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with contract research organizations and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended March 31, 2022 and 2021, respectively, are as follows:

	Three months ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2022	2021
Clinical and preclinical development	$997,499	$500,178	$497,321	99%
Personnel costs	179,308	136,242	43,066	32%
Other costs	1,088	21,739,782	(21,738,694)	(100)%

Clinical and preclinical development costs increased approximately $497,000 for the three months ended March 31, 2022 as compared to the same period in the prior year. Clinical and preclinical development costs consist of expenses associated with our ongoing Phase 2 HELP Open Label Extension Study for levosimendan, costs associated with our imatinib Phase 1 Pharmacokinetics Study, imatinib Phase 3 IMPROVE Study, and development costs associated with the formulation for imatinib. The increase is primarily attributable to costs associated with formulation development, Phase 1 and Phase 3 costs associated with imatinib in the current period that were not incurred in the same period in the prior year.

Personnel costs increased approximately $43,000 for the three months ended March 31, 2022, as compared to the same period in the prior year, primarily attributable to the addition of our Chief Medical Officer.

Other costs decreased approximately $21.7 million for the three months ended March 31, 2022, as compared to the same period in the prior year, primarily attributable to the recognition of in-process research and development acquired as part of the merger with PHPM in the prior period. There were no such expenses incurred in the same period in the current year.

Other Income and Expense

Other income and expense include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other expense increased approximately $1,642 for the three months ended March 31, 2022, compared to the same period in the prior year. This increase is due primarily to interest expense in the current period.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and, as of March 31, 2022, we had an accumulated deficit of approximately $281 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan and imatinib for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $3,455,671 and $5,689,000 and working capital of $1,479,277 and $4,125,022 as of March 31, 2022 and December 31, 2021, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

 Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2022	2021
Net cash used in operating activities	$(2,937,677)	$(3,221,141)
Net cash used in investing activities	(6,323)	(36,964)
Net cash provided by financing activities	228,762	544,651

Net cash used in operating activities. Net cash used in operating activities was approximately $2.9 million for the three months ended March 31, 2022 compared to approximately $3.2 million for the three months ended March 31, 2021. The decrease in cash used for operating activities was primarily due to prepaid expense and accounts payable activity in the current period as compared to the prior year.

Net cash used in investing activities. Net cash used in investing activities was approximately $6,000 for the three months ended March 31, 2022, compared to approximately $37,000 in the three months ended March 31, 2021. The decrease in cash provided by investing activities was primarily due to the purchase of marketable securities in the prior period where no such purchases were made in the current period.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $229,000 for the three months ended March 31, 2022, compared to approximately $545,000 in the three months ended March 31, 2021. The decrease in cash provided by financing activities was primarily due to the proceeds from the exercise of warrants in the prior period.

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

Based on our working capital on March 31, 2022, we believe we have sufficient capital on hand to continue to fund operations through the second quarter of calendar year 2022.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Based on their evaluation, our President and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

The risks we face have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit Number	Description
10.1#

Amendment to the License Agreement of September 20, 2013 by and between Tenax Therapeutics, Inc. and Orion Corporation, dated as of January 25, 2022. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2022).

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

* Filed herewith

#Portions of this Exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of this Exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2022
TENAX THERAPEUTICS, INC.

	By:	/s/ Eliot M. Lurier
Eliot M. Lurier Interim Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

