Form 10-Q
period 2022-06-30
TENAX THERAPEUTICS, INC.
filed 2022-08-11
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

As of August 8, 2022 the registrant had outstanding 25,206,914 shares of Common Stock.

PART I - FINANCIAL INFORMATION

Item 1. CONDENSED Consolidated Financial Statements

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,229,179	$5,583,922
Prepaid expenses	872,363	105,078
Total current assets	8,101,542	5,689,000
Right of use asset	234,662	287,692
Property and equipment, net	10,844	7,108
Other assets	8,435	8,435
Total assets	$8,355,483	$5,992,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$919,384	$859,638
Accrued liabilities	434,539	704,340
Note payable	91,875	-
Total current liabilities	1,445,798	1,563,978
Long term liabilities
Lease liability	125,883	183,589
Total long term liabilities	125,883	183,589
Total liabilities	1,571,681	1,747,567

Commitments and contingencies; see Note 7
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares; See Note 8
Series A Preferred stock, par value $0.0001, issued 5,181,346 shares; outstanding 210, as of June 30, 2022 and December 31, 2021, respectively	-	-
Common stock, par value $0.0001 per share; authorized 400,000,000 shares; issued and outstanding 25,206,914, as of June 30, 2022 and December 31, 2021, respectively	2,521	2,521
Additional paid-in capital	290,858,023	282,736,332
Accumulated deficit	(284,076,742)	(278,494,185)
Total stockholders’ equity	6,783,802	4,244,668
Total liabilities and stockholders' equity	$8,355,483	$5,992,235

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$1,337,427	$1,271,278	$2,878,171	$2,644,738
Research and development	1,524,465	693,222	2,702,360	23,069,424
Total operating expenses	2,861,892	1,964,500	5,580,531	25,714,162

Net operating loss	2,861,892	1,964,500	5,580,531	25,714,162

Interest expense	1,484	336	4,071	949
Other (income) expense, net	(2,355)	(247,820)	(2,045)	(249,955)
Net loss	$2,861,021	$1,717,016	$5,582,557	$25,465,156

Unrealized (gain) loss on marketable securities	-	(128)	-	204
Total comprehensive loss	$2,861,021	$1,716,888	$5,582,557	$25,465,360

Net loss per share, basic and diluted	$(0.11)	$(0.10)	$(0.22)	$(1.60)
Weighted average number of common shares outstanding, basic and diluted	25,206,914	17,218,103	25,206,914	15,874,062

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

						Accumulated
	Preferred Stock		Common Stock			other		Total
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	comprehensive gain (loss)	Accumulated deficit	stockholders' equity

Balance at December 31, 2020	210	$-	12,619,369	$1,262	$250,644,197	$(70)	$(246,019,827)	$4,625,562
Common stock and preferred stock issued for asset acquisition	10,232	1	1,892,905	189	21,582,141			21,582,331
Compensation on options issued					91,609			91,609
Exercise of warrants			457,038	46	544,605			544,651
Unrealized loss on marketable securities						(332)		(332)
Net loss							(23,748,140)	(23,748,140)
Balance at March 31, 2021	10,442	$1	14,969,312	$1,497	$272,862,552	$(402)	$(269,767,967)	$3,095,681
Common stock issued for convertible preferred stock	(10,232)	(1)	10,232,000	1,023	(1,022)			-
Compensation on options issued					92,339			92,339
Unrealized loss on marketable securities						128		128
Net loss							(1,717,016)	(1,717,016)
Balance at June 30, 2021	210	$-	25,201,312	$2,520	$272,953,869	$(274)	$(271,484,983)	$1,471,132

Balance at December 31, 2021	210	$-	25,206,914	$2,521	$282,736,332	$-	$(278,494,185)	$4,244,668
Compensation on options issued					83,069			83,069
Net loss							(2,721,536)	(2,721,536)
Balance at March 31, 2022	210	$-	25,206,914	$2,521	$282,819,401	$-	$(281,215,721)	$1,606,201
Pre-fiunded warrants and warrants sold, net of offering costs					7,928,591			7,928,591
Compensation on options issued					110,031			110,031
Net loss							(2,861,021)	(2,861,021)
Balance at June 30, 2022	210	$-	25,206,914	$2,521	$290,858,023	$-	$(284,076,742)	$6,783,802

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,582,557)	$(25,465,156)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,588	2,026
Interest on debt instrument	4,071	949
Amortization of right of use asset	53,029	53,859
Gain on debt settlement and extinguishment		(247,233)
Issuance and vesting of compensatory stock options and warrants	193,100	183,948
Issuance of common stock and preferred stock for asset acquisition	-	21,582,331
Amortization of premium on marketable securities	-	6,896
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(771,355)	(267,284)
Accounts payable and accrued liabilities	(210,056)	(923,295)
Long term portion of lease liability	(57,706)	6,720
Net cash used in operating activities	(6,368,886)	(5,066,239)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities	-	290,184
Purchase of marketable securities	-	(345,540)
Purchase of property and equipment	(6,323)	(1,875)
Net cash provided by investing activities	(6,323)	(57,231)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of warrants and pre-funded warrants, net of issuance costs	7,928,591	-
Proceeds from the issuance of note payable	364,546	-
Payments on short-term note	(272,671)	-
Proceeds from the exercise of warrants	-	544,651
Net cash provided by financing activities	8,020,466	544,651

Net change in cash and cash equivalents	1,645,257	(4,578,819)
Cash and cash equivalents, beginning of period	5,583,922	6,250,241
Cash and cash equivalents, end of period	$7,229,179	$1,671,422

Non-cash investing activity
Addition to right of use asset obtained from new operating lease liability	$-	$333,779

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

On November 13, 2013, the Company acquired, through its wholly-owned subsidiary, Life Newco, Inc., a Delaware corporation (“Life Newco”), certain assets of Phyxius Pharma, Inc., a Delaware corporation (“Phyxius”) pursuant to an Asset Purchase Agreement dated October 21, 2013 (the “Asset Purchase Agreement”), by and among the Company, Life Newco, Phyxius and the stockholders of Phyxius. Among these assets was a license between Phyxius and Orion Corporation, a global healthcare company incorporated under the laws of Finland (“Orion”), dated September 20, 2013, and that certain Side Letter, dated October 15, 2013, for the exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada (the “Territory”). On October 9, 2020 and January 25, 2022, the Company amended the license (as amended, the “License”), to include two product dose forms containing levosimendan, in capsule and solid dosage form, and a subcutaneously administered product containing levosimendan, subject to specified limitations in the License (together, the “Product”). Pursuant to the License, the Company and Orion will agree to a new trademark when commercializing levosimendan in either of these forms. The term of the License extends until 10 years after the launch of the Product in the Territory, provided that the License will continue after the end of the term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country. In the event that no regulatory approval for the Product has been granted in the United States on or before September 20, 2030, however, either party will have the right to terminate the License with immediate effect. The Company intends to conduct an upcoming Phase 3 study in pulmonary hypertension patients utilizing one of these formulations. See “Note 7 - Commitments and Contingencies” below for a further discussion of the License.

On January 15, 2021, the Company, Life Newco II, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Life Newco II”), PHPrecisionMed Inc., a Delaware corporation (“PHPM”) and Dr. Stuart Rich, solely in his capacity as holders’ representative ( the “Representative”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company acquired all of the equity of PHPM, a company developing pharmaceutical products containing imatinib for the treatment of pulmonary arterial hypertension (“PAH”) in the United States and the rest of the world. Under the terms of the Merger Agreement, Life Newco II merged with and into PHPM, with PHPM surviving as a wholly-owned subsidiary of the Company (the “Merger”). See “Note 6 - Merger” below for a further discussion of the Merger.

Going Concern

Management believes the accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $284.1 million on June 30, 2022 and $278.5 million on December 31, 2021 and used cash in operations of $6.4 million and $5.1 million during the six months ended June 30, 2022 and 2021, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying June 30, 2022 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 29, 2022, from which the Company derived the balance sheet data at December 31, 2021.

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

Liquidity and Capital Resources

On June 30, 2022, the Company had cash and cash equivalents of approximately $7.2 million. The Company used $6.4 million of cash for operating activities during the six months ended June 30, 2022 and had stockholders’ equity of $6.8 million, versus $4.2 million on December 31, 2021.

The Company expects to continue to incur expenses related to development of imatinib for PAH, levosimendan for pulmonary hypertension, and other potential indications, as well as identifying and developing other potential product candidates. Based on its resources on June 30, 2022, the Company believes that it has sufficient capital to fund its planned operations through the fourth quarter of calendar year 2022. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or licensing its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot provide assurance that it will be able to secure such additional financing on reasonable terms, or if available, that it will be sufficient to meet its needs.

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

	Six months ended June 30,
	2022	2021

Warrants to purchase common stock	31,524,794	15,797,503
Pre-funded warrants to purchase common stock	20,629,301	5,260,005
Options to purchase common stock	1,770,720	779,885
Convertible preferred shares outstanding	210	210

Operating Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in operating lease right-of-use assets, other current liabilities, and long-term lease liabilities in the Company’s condensed consolidated balance sheet as of June 30, 2022. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses the incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. The Company’s leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that the Company will exercise any such option. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected to account for leases with an initial term of 12 months or less similar to previous guidance for operating leases, under which the Company will recognize those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.

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

In June 2016, the FASB issued ASU-2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends how credit losses are measured and reported for certain financial instruments that are not accounted for at fair value through net income. This standard requires that credit losses be presented as an allowance rather than as a write-down for available-for-sale debt securities and will be effective for interim and annual reporting periods beginning January 1, 2023, with early adoption permitted. A modified retrospective approach is to be used for certain parts of this guidance, while other parts of the guidance are to be applied using a prospective approach. The Company does not believe the adoption of this standard will have a material impact on its condensed consolidated financial statements and related disclosures.

NOTE 3. BALANCE SHEET COMPONENTS

Prepaid expenses

Prepaid expenses primarily consist of clinical trial costs, rent and insurance.

Property and equipment, net

Property and equipment primarily consist of office furniture and fixtures.

Depreciation expense was approximately $1,200 and $1,000 for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was approximately $2,600 and $2,000 for the six months ended June 30, 2022 and 2021, respectively.

Accrued liabilities

Accrued liabilities consist of the following:

	June 30, 2022	December 31, 2021
Operating costs	$239,534	$-
Lease liability	113,156	107,192
Employee related	81,849	597,148
	$434,539	$704,340

NOTE 4. NOTE PAYABLE

Financed Insurance Premium

The Company entered into a Premium Finance Agreement with Premium Funding Associates, Inc. in connection with certain of the Company’s insurance policies and, pursuant thereto, issued a note payable to Premium Funding, Inc. for $364,546 (the “Note”). The Note has an eight-month term, bears interest at a rate of 3.24% per annum, and is secured by the policies. Under the terms of the Note, the Company is required to make monthly installments of principal and interest totaling $46,124 through August 31, 2022. The Company recorded interest expense of $1,484 and $4,070 for the three and six months ended June 30, 2022, respectively. The balance on the Note as of June 30, 2022 was $91,875.

NOTE 5. LEASE

In January 2011, the Company entered into a lease with Concourse Associates, LLC for its headquarters in Morrisville, North Carolina (the “Lease”). The Lease was amended in August 2015 to extend the term for the 5,954 square foot rental. The subsequent term began on March 1, 2016 and continued for 64 months to June 30, 2021. Rent payments began on July 1, 2016, following the conclusion of a four-month rent abatement period. The Company has two five-year options to extend the Lease and a one-time option to terminate the Lease 36 months after the commencement of the initial term if no additional space became available. On April 2, 2021, the Company negotiated a three-year extension to the existing lease term, commencing July 1, 2021 (the “Commencement Date”). Beginning on the Commencement Date, the annual base rent was increased to $125,034 and will increase 2.5% annually for lease years two and three.

The Company performed an evaluation of its other contracts with customers and suppliers in accordance with Accounting Standards Codification ("ASC") 842, Leases, and determined that, except for the Lease described above, none of the Company’s contracts contain a lease.

The balance sheet classification of our lease liabilities was as follows:

	June 30, 2022	December 31, 2021
Current portion included in accrued liabilities	$113,156	$107,192
Long term lease liability	125,883	183,589
	$239,039	$290,781

As of June 30, 2022, the maturities of our operating lease liabilities were as follows:

Year ending December 31,
2022	$64,095
2023	129,797
2024	65,702

Total lease payments	$259,594
Less: Imputed interest	(20,555)
Operating lease liability	$239,039

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at its Lease’s Commencement Date. As of June 30, 2022, the remaining Lease term is 21 months and the discount rate used to determine the operating lease liability was 8.0%. For the six months ending June 30, 2022, the Company paid $62,121 in total lease expenses, including a net maintenance credit of $396 for common area maintenance charges.

NOTE 6. MERGER

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

Pursuant to the terms of the Merger Agreement, on February 25, 2021, the Board appointed three directors designated by the PHPM representative to serve on the Board: Dr. Rich, the co-founder and Chief Executive Officer and a stockholder of PHPM, and Drs. Michael Davidson and Declan Doogan. In connection with the closing of the Merger, Dr. Rich also was appointed Chief Medical Officer of the Company.

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

The Company is furthering the clinical development of the acquired asset in an upcoming Phase 3 clinical trial for the treatment of patients with PAH. Although the acquired asset may have utility in other patient populations, future development decisions for the acquired asset will be contingent upon the results of the contemplated Phase 3 program for PAH. As such, the acquired asset does not have an alternative future use at the acquisition date. In accordance with ASC 730, Research and Development, the Company concluded the entire Purchase Price for the asset acquisition was an expense on the acquisition date.

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

As of June 30, 2022 and June 30, 2021, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

NOTE 8. STOCKHOLDERS’ EQUITY

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

Series B Stock

As further discussed in “Note 6—Merger” above, on January 15, 2021, the Company issued 10,232 shares of its Series B Stock, which were convertible into an aggregate of 10,232,000 shares of common stock, to the stockholders of PHPM as partial consideration for the Merger with PHPM pursuant to the Merger Agreement.

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

As of June 30, 2022, there were no shares of Series B Stock outstanding.

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

As of June 30, 2022, there were 210 shares of Series A Stock outstanding.

Common Stock and Pre-Funded Warrants

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of June 30, 2022, and December 31, 2021, there were 25,206,914 shares of common stock issued and outstanding. As of June 30, 2022, there were 20,629,301 pre-funded warrants outstanding.

May 2022 Private Placement (the “May 2022 Offering”)

On May 17, 2022, the Company entered into a securities purchase agreement with an institutional investor, a related party, pursuant to which the Company agreed to sell and issue to the investor 10,596,027 units in a private placement at a purchase price of $0.775 per unit. Each unit consisted of (i) one unregistered pre-funded warrant to purchase one share of common stock and (ii) one unregistered warrant to purchase one share of common stock (together with the pre-funded warrants, the “2022 Warrants”). In the aggregate, 21,192,054 shares of the Company’s common stock are underlying the 2022 Warrants. The net proceeds from the private placement, after direct offering expenses, were approximately $7.9 million. The fair value allocated to the pre-funded warrants and warrants was $4.2 million and $3.8 million, respectively.

Also, on May 17, 2022 and in connection with the May 2022 Offering, the Company entered into a registration rights agreement (the “May 2022 Registration Rights Agreement”) with the investor, pursuant to which the Company agreed to register for resale the shares of common stock issuable upon exercise of the 2022 Warrants within 120 days following the effective date of the May 2022 Registration Rights Agreement. Pursuant to the May 2022 Registration Rights Agreement, on May 25, 2022, the Company filed a resale registration statement on Form S-3 with the SEC, which went effective on June 3, 2022.

Additionally, in connection with the May 2022 Offering, the Company entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) with the institutional investor, in consideration for the investor’s purchase of units in the May 2022 Offering, pursuant to which the Company agreed to amend certain previously issued warrants held by the institutional investor. The terms of the amended and restated warrants are described further below under “Note 8—Stockholders Equity—Warrants”.

July 2021 Private Placement (the “July 2021 Offering”)

On July 6, 2021, the Company entered into a securities purchase agreement with an institutional investor, a related party, pursuant to which the Company agreed to sell and issue to the investor 4,773,269 units in a private placement at a purchase price of $2.095 per unit. Each unit consisted of (i) one unregistered pre-funded warrant to purchase one share of common stock and (ii) one unregistered warrant to purchase one share of common stock (together with the pre-funded warrants, the “2021 Warrants”). In the aggregate, 9,546,538 shares of the Company’s common stock are underlying the 2021 Warrants. The net proceeds from the private placement, after deducting placement agent fees and other direct offering expenses, were approximately $9.2 million. The fair value allocated to the pre-funded warrants and warrants was $5.5 million and $4.5 million, respectively.

Also, on July 6, 2021 and in connection with the July 2021 Offering, the Company entered into a registration rights agreement (the “July 2021 Registration Rights Agreement”) with the investor, pursuant to which the Company agreed to register for resale the shares of common stock issuable upon exercise of the 2021 Warrants within 120 days following the effective date of the July 2021 Registration Rights Agreement. Pursuant to the July 2021 Registration Rights Agreement, on August 20, 2021, the Company filed a resale registration statement on Form S-3 with the SEC, which went effective on September 1, 2021.

Warrants

As of June 30, 2022, the Company has 31,524,794 warrants outstanding. The following table summarizes the Company’s warrant activity for the six months ended June 30, 2022:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	20,928,767	$1.45
Issued	10,596,027	0.63
Amended and restated	(9,206,120)	1.72	(1)
Amended and restated	9,206,120	0.63	(1)
Outstanding at June 30, 2022	31,524,794	$0.86

(1)

This reflects the portion of the warrants that were amended and restated to lower the exercise price to $0.63 in connection with the May 2022 Warrant Amendment Agreement, which is described further below.

May 2022 Warrants

As described above, as a part of the May 2022 Offering, the Company issued unregistered warrants to purchase 10,596,027 shares of its common stock at an exercise price of $0.63 per share and contractual term of five and one-half years. The unregistered warrants were offered in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder. In accordance with ASC 815, Derivatives and Hedging, these warrants are classified as equity and their relative fair value of approximately $3.8 million was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

July 2021 Warrants

As described above, as a part of the July 2021 Offering, the Company issued unregistered warrants to purchase 4,773,269 shares of its common stock at an exercise price of $1.97 per share and contractual term of five and one-half years. In connection with the May 2022 Offering, the unregistered warrants were subsequently amended by reducing the exercise price to $0.63 and extending the termination date of the warrants to January 8, 2029. The unregistered warrants were offered in a private placement under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. In accordance with ASC 815, these warrants are classified as equity and their relative fair value of approximately $4.5 million was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock

Warrants Issued for Services

In connection with the July 2021 Offering described above, the Company issued designees of the placement agent warrants to purchase 357,995 shares of common stock at an exercise price of $2.46 and a contractual term of five years. In accordance with ASC 815, these warrants are classified as equity and its estimated fair value of 558,472 was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

July 2020 Warrants

On July 6, 2020, the Company issued unregistered warrants to purchase 7,783,616 shares of its common stock at an exercise price of $0.903 per share and contractual term of five and one-half years. In connection with the May 2022 Offering, the unregistered warrants were subsequently amended by extending the termination date of the warrants to January 8, 2028.

March 2020 Warrants

On March 13, 2020, the Company issued unregistered warrants to purchase 2,360,313 shares of its common stock at an exercise price of $1.04 per share and contractual term of five and one-half years. In connection with the May 2022 Offering, the unregistered warrants were subsequently amended by reducing the exercise price to $0.63 and extending the termination date of the warrants to September 15, 2027.

December 2018 Warrants

On December 11, 2018, the Company issued warrants to purchase 5,181,346 shares of its common stock at an exercise price of $1.93 per share and contractual term of five years. In connection with the May 2022 Offering, 2,072,538 of these warrants were subsequently amended by reducing the exercise price to $0.63 and extending the termination date of the warrants to December 11, 2025.

Stock Options

2022 Stock Incentive Plan

In June 2022, the Company adopted the 2022 Stock Incentive Plan (the “2022 Plan”). Under the 2022 Plan, with the approval of the Board’s Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. On June 9, 2022, the Company’s stockholders approved the 2022 Plan, which authorizes for issuance under the 2022 Plan a total of 1,100,000 shares of common stock. Upon approval by the stockholders, the 2022 Plan superseded and replaced the Tenax Therapeutics, Inc. 2016 Stock Incentive Plan, as amended (the “2016 Plan”) and all shares of common stock remaining authorized and available for issuance under the 2016 Plan and any shares subject to outstanding awards under the 2016 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares automatically become available for issuance under our 2022 Plan.

The following table summarizes the shares available for grant under the 2022 Plan for the six months ended June 30, 2022:

Shares Available for Grant
Balances, at December 31, 2021	-
Shares reserved under 2022 Plan	1,100,000
Shares rolled over from 2016 Plan	819,750
Options granted	(571,250)
Balances, at June 30, 2022	1,348,500

2022 Plan Stock Options

Stock options granted under the 2022 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the 2022 Plan may be granted with a term of up to ten years and at prices no less than fair market value at the time of grant. Stock options granted generally vest over one to four years.

The following table summarizes the outstanding stock options under the 2022 Plan for the six months ended June 30, 2022.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2021	-	$-
Options granted	571,250	$0.62
Balances at June 30, 2022	571,250	$0.62

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for stock option grants of $33,950 for the three months ended June 30, 2022.

As of June 30, 2022, there were unrecognized compensation costs of approximately $259,744 related to non-vested stock option awards under the 2022 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.37 years.

The Company used the following assumptions to estimate the fair value of options granted under the 2022 Plan for the six months ended June 30, 2022:

For the six months ended June 30, 2022

Risk-free interest rate (weighted average)	3.08%
Expected volatility (weighted average)	102.01%
Expected term (in years)	7
Expected dividend yield	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.
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
Forfeitures

Stock compensation expense recognized in the statements of operations for the six months ended June 30, 2022 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

2016 Stock Incentive Plan, as Amended

In June 2016, the Company adopted the 2016 Plan. Under the 2016 Plan, with the approval of the Board’s Compensation Committee, the Company could grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. On June 13, 2019, the Company’s stockholders approved an amendment to the 2016 Plan which increased the number of shares of common stock authorized for issuance under the 2016 Plan to a total of 750,000 shares, up from 150,000 previously authorized. On June 10, 2021, the Company’s stockholders approved an additional amendment to the 2016 Plan which increased the number of shares of common stock authorized for issuance under the 2016 Plan to a total of 1.5 million shares, up from 750,000 previously authorized. In June 2022, the 2016 Plan was superseded and replaced by the 2022 Plan and no new awards will be granted under the 2016 Plan going forward. Any awards outstanding under the 2016 Plan on the date of approval of the 2022 Plan remain subject to the 2016 Plan. Upon approval of the 2022 Plan, all shares of common stock remaining authorized and available for issuance under the 2016 Plan and any shares subject to outstanding awards under the 2016 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares automatically become available for issuance under our 2022 Plan.

There was no stock activity under the 2016 Plan for the three and six months ended June 30, 2022.

2016 Plan Stock Options

Stock options granted under the 2016 Plan could be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs could be granted only to employees. NSOs could be granted to employees, consultants and directors. Stock options under the 2016 Plan could be granted with a term of up to ten years and at prices no less than fair market value at the time of grant. Stock options granted under the 2016 Plan generally vest over three to four years.

As of June 30, 2022, the Company has 663,250 options outstanding. There was no option activity under the 2016 Plan for the three and six months ended June 30, 2022.

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option granted under the 2016 Plan over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock option grants under the 2016 Plan of $29,359 and $92,339 for the three months ended June 30, 2022 and 2021, and $65,705 and $182,658 for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, there were unrecognized compensation costs of approximately $93,332 related to non-vested stock option awards under the 2016 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.88 years.

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

The following table summarizes the outstanding stock options under the 1999 Plan for the six months ended June 30, 2022:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2021	36,317	$42.26
Options cancelled	(97)	$724.25
Balances at June 30, 2022	36,220	$40.43

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for stock option grants of $0 and $1,290 six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2021, there were no unrecognized compensation costs related to non-vested stock option awards under the 1999 Plan.

Inducement Stock Options

The Company granted two employment inducement stock option awards, one for 100,000 shares of common stock and the other for 250,000 shares of common stock, to its new CEO on July 6, 2021.

The employment inducement stock option for 100,000 shares of common stock was awarded in accordance with the employment inducement award exemption provided by Nasdaq listing rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award was to vest as follows: 50% upon initiation of a Phase 3 trial for levosimendan by June 30, 2022; and 50% upon initiation of a Phase 3 trial for imatinib by June 30, 2022. The options had a 10-year term and an exercise price of $1.97 per share, the July 6, 2021 closing price of our common stock. As of June 30, 2022, none of the vesting milestones had been achieved and the options were subsequently cancelled. The estimated fair value of this inducement stock option award was $178,291 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.37%, dividend yield of 0%, volatility factor for our common stock of 103.50% and an expected life of 10 years.

The employment inducement stock option award for 250,000 shares of common stock also was awarded in accordance with the employment inducement award exemption provided by Nasdaq listing rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% on the one-year anniversary of the CEO’s employment start date and an additional 25% on each of the following three anniversaries of the CEO’s employment start date, subject to continued employment. The options have a 10-year term and an exercise price of $1.97 per share, the July 6, 2021 closing price of our common stock. As of June 30, 2022, none of the vesting milestones have been achieved. The estimated fair value of this inducement stock option award was $403,180 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.13%, dividend yield of 0%, volatility factor for our common stock of 99.36% and an expected life of 7 years.

The Company granted an employment inducement stock option award for 250,000 shares of common stock to our chief medical officer on January 15, 2021. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by Nasdaq listing rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% upon initiation of a Phase 3 trial; 25% upon database lock; 25% upon acceptance for review of an investigational NDA; and 25% upon approval. The options have a 10-year term and an exercise price of $1.78 per share, the January 15, 2021 closing price of our common stock. As of June 30, 2022, none of the remaining vesting milestones have been achieved. The estimated fair value of the inducement stock option award granted was 402,789 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.11%, dividend yield of 0%, volatility factor for our common stock of 103.94% and an expected life of 10 years.

Inducement stock option compensation expense totaled $46,722 and $93,446 for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, there was approximately $495,000 of remaining unrecognized compensation expense related to these inducement stock options.

NOTE 9. SUBSEQUENT EVENTS

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

Financial Overview

Results of Operations - Comparison of the Three Months Ended June 30, 2022 and 2021

General and Administrative Expenses

General and administrative expenses were $1.4 million for the three months ended June 30, 2022, compared to $1.3 million for the same period in 2021. General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the three months ended June 30, 2022 and 2021, respectively, are as follows:

	Three months ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2022	2021
Personnel costs	$545,208	$711,174	$(165,966)	(23)%
Legal and professional fees	528,684	343,122	185,562	54%
Other costs	228,300	176,223	52,077	30%
Facilities	35,235	40,759	(5,524)	(14)%

Personnel costs decreased approximately $166,000 for the three months ended June 30, 2022, compared to the same period in the prior year. The decrease was primarily due to headcount reductions in the current period, compared to the same period in the prior year.

Legal and professional fees increased approximately $186,000 for the three months ended June 30, 2022, compared to the same period in the prior year. Professional fees consist of costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors.

Legal fees increased approximately $193,000 for the three months ended June 30, 2022, compared to the same period in the prior year. The increase was primarily due to the legal fees associated with securities filings, outsourcing the in-house legal function and IP costs that were not incurred during the same period in the prior year.

Professional fees decreased approximately $7,000 for the three months ended June 30, 2022, compared to the same period in the prior year. The decrease was primarily attributable to a reduction in director fees and capital market fees, offset by an increase consulting expenses that were not incurred in the prior period.

Other costs increased approximately $52,000 for the three months ended June 30, 2022, compared to the same period in the prior year. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. The increase was primarily attributable to increased costs for insurance and travel expenses, offset by decreases in franchise and other taxes.

Facilities costs include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively unchanged for the three months ended June 30, 2022 and 2021. The decrease of approximately $6,000 was due to a maintenance credit applied in the current period.

Research and Development Expenses

Research and development expenses were $1.5 million for the three months ended June 30, 2022, compared to $693,000 for the same period in the prior year. Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with contract research organizations, or CROs, and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended June 30, 2022 and 2021, respectively, are as follows:

	Three months ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2022	2021
Clinical and preclinical development	$1,377,402	$548,909	$828,493	151%
Personnel costs	140,230	142,707	(2,477)	(2)%
Other costs	6,833	1,606	5,227	325%

Clinical and preclinical development costs increased approximately $828,000 for the three months ended June 30, 2022,compared to the same period in the prior year. Clinical and preclinical development costs consist of expenses associated with our ongoing Phase 2 HELP Open Label Extension Study for levosimendan, costs associated with our imatinib Phase 1 Pharmacokinetics Study, imatinib Phase 3 IMPROVE Study, and development costs associated with the formulation for imatinib. The increase is primarily attributable to costs associated with formulation development and Phase 3 costs associated with imatinib in the current period that were not incurred in the same period in the prior year.

Personnel costs remained relatively unchanged for the three months ended June 30, 2022 and 2021.

Other costs increased approximately $5,000 for the three months ended June 30, 2022, compared to the same period in the prior year, primarily due to travel and conference expenses incurred in the current period.

Other Income and Expense

Other income and expense include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income decreased approximately $245,000 for the three months ended June 30, 2022, compared to the same period in the prior year. This decrease is due primarily to the forgiveness of our PPP Loan in the prior period.

Results of Operations - Comparison of the Six Months Ended June 30, 2022 and 2021

General and Administrative Expenses

General and administrative expenses were $2.9 million for the six months ended June 30, 2022, compared to $2.6 million for the same period in 2021.General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the six months ended June 30, 2022 and 2021, respectively, are as follows:

	Six months ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2022	2021
Personnel costs	$1,127,915	$1,506,684	$(378,769)	(25)%
Legal and professional fees	1,250,232	725,670	524,562	72%
Other costs	426,147	330,868	95,279	29%
Facilities	73,877	81,516	(7,639)	(9)%

Personnel costs decreased approximately $379,000 for the six months ended June 30, 2022, compared to the same period in the prior year. The decrease was primarily due to headcount reductions in the current period, compared to the same period in the prior year.

Legal and professional fees increased approximately $525,000 for the six months ended June 30, 2022, compared to the same period in the prior year. Professional fees consist of costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors.

Legal fees increased approximately $430,000 for the six months ended June 30, 2022, compared to the same period in the prior year. The increase was primarily due to the legal fees associated with securities filings, outsourcing the in-house legal function and IP costs that were not incurred during the same period in the prior year.

Professional fees increased approximately $95,000 for the six months ended June 30, 2022, compared to the same period in the prior year. The increase was primarily attributable to increased consulting and capital market fees offset by a decrease in accounting costs and director fees.

Other costs increased approximately $95,000 for the six months ended June 30, 2022, compared to the same period in the prior year. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. The increase was primarily attributable to increased costs for insurance, dues and travel expenses offset by decreases in franchise and other taxes.

Facilities costs include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively unchanged for the six months ended June 30, 2022 and 2021.

Research and Development Expenses

Research and development expenses were $2.7 million for the six months ended June 30, 2022, compared to $23.0 million for the same period in the prior year. Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the six months ended June 30, 2022 and 2021, respectively, are as follows:

	Six months ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2022	2021
Clinical and preclinical development	$2,374,901	$1,049,087	$1,325,814	126%
Personnel costs	319,537	278,949	40,588	15%
Other costs	7,922	21,741,388	(21,733,466)	(100)%

Clinical and preclinical development costs increased approximately $1.3 million for the six months ended June 30, 2022, compared to the same period in the prior year. Clinical and preclinical development costs consist of expenses associated with our ongoing Phase 2 HELP Open Label Extension Study for levosimendan, costs associated with our imatinib Phase 1 Pharmacokinetics Study, imatinib Phase 3 IMPROVE Study, and development costs associated with the formulation for imatinib. The increase is primarily attributable to an approximately $220,000 increase in costs associated with formulation development, approximately $267,000 increase in our Phase 1 trial and approximately $1.13 million of Phase 3 costs associated with imatinib in the current period that were not incurred in the same period in the prior year. These expenses were offset by a decrease of approximately $300,000 of costs associated with our levosimendan ongoing trials.

Personnel costs increased approximately $41,000 for the six months ended June 30, 2022, compared to the same period in the prior year.

Other costs decreased approximately $21.7 million for the six months ended June 30, 2022, compared to the same period in the prior year, primarily attributable to the recognition of in-process research and development acquired as part of the merger with PHPM in the prior period. There were no such expenses incurred in the same period in the current year.

Other Income and Expense

Other income and expense include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income decreased approximately $248,000 for the six months ended June 30, 2022, compared to the same period in the prior year. This decrease is due primarily to the forgiveness of our PPP Loan in the prior period .

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and, as of June 30, 2022, we had an accumulated deficit of approximately $284.1 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan and imatinib for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $8.1 million and $5.7 million and working capital of $6.7 million and $4.1 million as of June 30, 2022 and December 31, 2021, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

 Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2022	2021
Net cash used in operating activities	$(6,368,886)	$(5,066,239)
Net cash used in investing activities	(6,323)	(57,231)
Net cash provided by financing activities	8,020,466	544,651

Net cash used in operating activities. Net cash used in operating activities was approximately $6.4 million for the six months ended June 30, 2022 compared to approximately $5.1 million for the six months ended June 30, 2021. The increase in cash used for operating activities was primarily due to an increase in prepaid expenses, offset by a decrease in our accounts payable in the current period, compared to the prior year.

Net cash used in investing activities. Net cash used in investing activities was $6,323 for the six months ended June 30, 2022, compared to $57,231 in the six months ended June 30, 2021. The decrease in cash used in investing activities was primarily due to the purchase of marketable securities in the prior period where no such purchases were made in the current period.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $8.1 million for the six months ended June 30, 2022, compared to $544,651 in the six months ended June 30, 2021. The increase in cash provided by financing activities was primarily due to the net proceeds of approximately $7.9 million from the May 2022 offering.

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

Based on our working capital on June 30, 2022, we believe we have sufficient capital on hand to continue to fund operations through the fourth quarter of calendar year 2022.

We will need substantial additional capital beyond the fourth quarter of calendar year 2022 and in the future in order to complete the regulatory approval and commercialization of imatinib and levosimendan as well as to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses. As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our December 31, 2021 consolidated financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and make it more difficult to obtain financing.

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

Based on their evaluation, our President and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2022, in consideration for their service, we granted stock options to purchase our common stock to certain of our employees and non-employee directors under our 2022 Stock Incentive Plan. The options are exercisable into an aggregate of 571,250 shares of our common stock and have an exercise price of $0.62 per share. The options granted to our employees will vest in equal annual installments on the anniversary of the date of grant over four years. The options granted to our non-employee directors will vest in full on the first anniversary of the date of grant. The offer, sale and issuance of these options was exempt from registration under Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit Number	Description

4.1	Form of Pre-Funded Warrant (2022) (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on May 20, 2022).
4.2	Form of Series E Common Stock Warrant (2022) (incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on May 20, 2022).
4.3

Warrant Amendment Agreement, dated as of May 17, 2022, by and between the Company and the Investor (incorporated herein by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on May 20, 2022).

10.1

Securities Purchase Agreement for Units, dated as of May 17, 2022, by and between the Company and the Investor (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 20, 2022).

10.2

Registration Rights Agreement, dated as of May 17, 2022, by and between the Company and the Investor (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 20, 2022).

10.3+	Tenax Therapeutics, Inc. 2022 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 10, 2022).
10.4+

Form of Tenax Therapeutics, Inc. Notice of Stock Option Grant and Award Agreement (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 10, 2022).

10.5	Waiver, dated June 16, 2022 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 16, 2022).
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith

+ Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2022

TENAX THERAPEUTICS, INC.

By:	/s/ Eliot M. Lurier
Eliot M. Lurier Interim Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

