Form 10-Q
period 2022-09-30
TENAX THERAPEUTICS, INC.
filed 2022-11-10
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                           TO

Commission File Number 001-34600

TENAX THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-2593535
(State of incorporation)	(I.R.S. Employer Identification No.)

101 Glen Lennox Drive, Suite 300, Chapel Hill, North Carolina 27517

(Address of principal executive offices)

(919) 855-2100

(Registrant’s telephone number, including area code)

ONE Copley Parkway, Suite 490, Morrisville, North Carolina 27560

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

As of November 7, 2022 the registrant had outstanding 44,696,215 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,806,399	$5,583,922
Prepaid expenses	707,194	105,078
Total current assets	4,513,593	5,689,000
Right of use asset	207,359	287,692
Property and equipment, net	9,633	7,108
Other assets	8,435	8,435
Total assets	$4,739,020	$5,992,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$265,407	$859,638
Accrued liabilities	424,415	704,340
Total current liabilities	689,822	1,563,978
Long term liabilities
Lease liability	95,347	183,589
Total long term liabilities	95,347	183,589
Total liabilities	785,169	1,747,567

Commitments and contingencies; see Note 7
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares; See Note 8
Series A Preferred stock, par value $0.0001, issued 5,181,346 shares; outstanding 210, as of September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, par value $0.0001 per share; authorized 400,000,000 shares; issued and outstanding 29,980,183 as of September 30, 2022 and 25,206,914 as of December 31, 2021, respectively	2,998	2,521
Additional paid-in capital	290,944,132	282,736,332
Accumulated deficit	(286,993,279)	(278,494,185)
Total stockholders’ equity	3,953,851	4,244,668
Total liabilities and stockholders' equity	$4,739,020	$5,992,235

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$1,377,283	$2,639,920	$4,255,454	$5,284,658
Research and development	1,540,205	1,162,370	4,242,565	24,231,794
Total operating expenses	2,917,488	3,802,290	8,498,019	29,516,452

Net operating loss	2,917,488	3,802,290	8,498,019	29,516,452

Interest expense	372	-	4,443	949
Other income, net	(1,323)	(3,642)	(3,368)	(253,597)
Net loss	$2,916,537	$3,798,648	$8,499,094	$29,263,804

Unrealized gain on marketable securities	-	(276)	-	(72)
Total comprehensive loss	$2,916,537	$3,798,372	$8,499,094	$29,263,732

Net loss per share, basic and diluted	$(0.11)	$(0.15)	$(0.33)	$(1.54)
Weighted average number of common shares outstanding, basic and diluted	26,330,085	25,201,312	25,585,418	19,017,311

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated other		Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	comprehensive gain (loss)	Accumulated deficit	stockholders' equity

Balance at December 31, 2020	210	$-	12,619,369	$1,262	$250,644,197	$(70)	$(246,019,827)	$4,625,562
Common stock and preferred stock issued for asset acquisition	10,232	1	1,892,905	189	21,582,141			21,582,331
Compensation on options issued					91,609			91,609
Exercise of warrants			457,038	46	544,605			544,651
Unrealized loss on marketable securities						(332)		(332)
Net loss							(23,748,140)	(23,748,140)
Balance at March 31, 2021	10,442	$1	14,969,312	$1,497	$272,862,552	$(402)	$(269,767,967)	$3,095,681
Common stock issued for convertible preferred stock	(10,232)	(1)	10,232,000	1,023	(1,022)			-
Compensation on options issued					92,339			92,339
Unrealized loss on marketable securities						128		128
Net loss							(1,717,016)	(1,717,016)
Balance at June 30, 2021	210	$-	25,201,312	$2,520	$272,953,869	$(274)	$(271,484,983)	$1,471,132
Pre-funded warrants and warrants sold, net of offering costs					9,192,624			9,192,624
Compensation on options issued					373,259			373,259
Unrealized loss on marketable securities						276		276
Net loss							(3,798,648)	(3,798,648)
Balance at September 30, 2021	210	$-	25,201,312	$2,520	$282,519,752	$2	$(275,283,631)	$7,238,643

Balance at December 31, 2021	210	$-	25,206,914	$2,521	$282,736,332	$-	$(278,494,185)	$4,244,668
Compensation on options issued					83,069			83,069
Net loss							(2,721,536)	(2,721,536)
Balance at March 31, 2022	210	$-	25,206,914	$2,521	$282,819,401	$-	$(281,215,721)	$1,606,201
Pre-funded warrants and warrants sold, net of offering costs					7,928,591			7,928,591
Compensation on options issued					110,031			110,031
Net loss							(2,861,021)	(2,861,021)
Balance at June 30, 2022	210	$-	25,206,914	$2,521	$290,858,023	$-	$(284,076,742)	$6,783,802
Exercise of pre-funded warrants			4,773,269	477				477
Compensation on options issued					86,109			86,109
Net loss							(2,916,537)	(2,916,537)
Balance at September 30, 2022	210	$-	29,980,183	$2,998	$290,944,132	$-	$(286,993,279)	$3,953,851

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,499,094)	$(29,263,804)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,798	3,037
Interest on debt instrument	4,443	949
Amortization of right of use asset	80,332	79,115
Gain on debt settlement and extinguishment		(247,233)
Issuance and vesting of compensatory stock options and warrants	279,686	557,207
Issuance of common stock and preferred stock for asset acquisition	-	21,582,331
Amortization of premium on marketable securities	-	9,427
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(606,559)	(146,574)
Accounts payable and accrued liabilities	(874,156)	(644,311)
Long term portion of lease liability	(88,241)	(17,892)
Net cash used in operating activities	(9,699,791)	(8,087,748)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities	-	803,401
Purchase of marketable securities	-	(345,540)
Purchase of property and equipment	(6,323)	(3,554)
Net cash (used in) provided by investing activities	(6,323)	454,307

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of warrants and pre-funded warrants, net of issuance costs	7,928,591	9,192,624
Proceeds from the issuance of note payable	364,546	-
Payments on short-term note	(364,546)	-
Proceeds from the exercise of warrants	-	544,651
Net cash provided by financing activities	7,928,591	9,737,275

Net change in cash and cash equivalents	(1,777,523)	2,103,834
Cash and cash equivalents, beginning of period	5,583,922	6,250,241
Cash and cash equivalents, end of period	$3,806,399	$8,354,075

Non-cash investing activity
Addition to right of use asset obtained from new operating lease liability	$-	$333,779

 The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Tenax Therapeutics, Inc. (the “Company”) was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David & Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc. On June 17, 2008, the stockholders of Synthetic Blood International approved the Agreement and Plan of Merger dated April 28, 2008, between Synthetic Blood International and Oxygen Biotherapeutics, Inc., a Delaware corporation. Synthetic Blood International formed Oxygen Biotherapeutics on April 17, 2008 to participate in the merger for the purpose of changing the state of domicile of Synthetic Blood International from New Jersey to Delaware. Certificates of Merger were filed with the states of New Jersey and Delaware and the merger was effective June 30, 2008. Under the Plan of Merger, Oxygen Biotherapeutics was the surviving corporation and each share of Synthetic Blood International common stock outstanding on June 30, 2008 was converted into one share of Oxygen Biotherapeutics common stock. On September 19, 2014, the Company changed its name to Tenax Therapeutics, Inc. As announced in September 2022, the Company has turned its primary focus to the careful evaluation of alternative strategic paths focused on maximizing stockholder value.

On November 13, 2013, the Company acquired, through its wholly-owned subsidiary, Life Newco, Inc., a Delaware corporation (“Life Newco”), certain assets of Phyxius Pharma, Inc., a Delaware corporation (“Phyxius”) pursuant to an Asset Purchase Agreement dated October 21, 2013 (the “Asset Purchase Agreement”), by and among the Company, Life Newco, Phyxius and the stockholders of Phyxius. Among these assets was a license between Phyxius and Orion Corporation, a global healthcare company incorporated under the laws of Finland (“Orion”), dated September 20, 2013, and that certain Side Letter, dated October 15, 2013, for the exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada (the “Territory”). On October 9, 2020 and January 25, 2022, the Company amended the license (as amended, the “License”), to include two product dose forms containing levosimendan, in capsule and solid dosage form, and a subcutaneously administered product containing levosimendan, subject to specified limitations in the License (together, the “Product”). Pursuant to the License, the Company and Orion will agree to a new trademark when commercializing levosimendan in either of these forms. The term of the License extends until 10 years after the launch of the Product in the Territory, provided that the License will continue after the end of the term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country. In the event that no regulatory approval for the Product has been granted in the United States on or before September 20, 2030, however, either party will have the right to terminate the License with immediate effect. The Company intends to conduct an upcoming Phase 3 study in pulmonary hypertension patients utilizing one of these formulations, pending the outcome of the strategic process announced in September 2022. See “Note 7 - Commitments and Contingencies” below for a further discussion of the License.

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

Going Concern

Management believes the accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $287.0 million on September 30, 2022 and $278.5 million on December 31, 2021 and used cash in operations of $9.7 million and $8.1 million during the nine months ended September 30, 2022 and 2021, respectively. The Company, pending the outcome of the strategic process announced in September 2022, requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management has implemented certain cost-cutting measures, including administrative expense reductions, delaying clinical trials and relocating its corporate headquarters to a shared office space with the majority of its employees now working remotely. The Company is actively exploring a diverse range of strategic options to help drive stockholder value including, among other things, a sale, merger, or other strategic transaction, and continues to seek additional sources of equity and/or debt financing; however, there is no assurance that these efforts will result in a transaction or other alternative or that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying September 30, 2022 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Liquidity and Capital Resources

On September 30, 2022, the Company had cash and cash equivalents of approximately $3.8 million. The Company used $9.7 million of cash for operating activities during the nine months ended September 30, 2022 and had stockholders’ equity of $4.0 million, versus $4.2 million on December 31, 2021.

Pending the outcome of the strategic process announced in September 2022, the Company expects to continue to incur certain expenses related to the development of imatinib for PAH and levosimendan for pulmonary hypertension. Based on its resources on September 30, 2022, the Company believes that it has sufficient capital to fund its planned operations through the first quarter of calendar year 2023. The Company is evaluating alternative strategic paths focused on maximizing stockholder value including, among other things, a sale, merger, or other strategic transaction. There can be no assurance, however, that this process will result in a transaction or other alternative. Pending the outcome of the strategic process announced in September 2022, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or licensing its product candidates to another pharmaceutical company. The Company intends to continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot provide assurance that it will be able to secure such additional financing on reasonable terms, or if available, that it will be sufficient to meet its needs.

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

	Nine months ended September 30,
	2022	2021

Warrants to purchase common stock	31,524,794	20,928,767
Pre-funded warrants to purchase common stock	15,856,032	10,033,274
Options to purchase common stock	1,558,220	1,330,366
Convertible preferred shares outstanding	210	210

Operating Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in operating lease right-of-use assets, other current liabilities, and long-term lease liabilities in the Company’s condensed consolidated balance sheet as of September 30, 2022. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses the incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. The Company’s leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that the Company will exercise any such option. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected to account for leases with an initial term of 12 months or less similar to previous guidance for operating leases, under which the Company will recognize those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.

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

Depreciation expense was approximately $1,200 and $1,000 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was approximately $3,800 and $3,000 for the nine months ended September 30, 2022 and 2021, respectively.

Accrued liabilities

Accrued liabilities consist of the following:

	September 30, 2022	December 31, 2021
Operating costs	$230,480	$-
Lease liability	116,243	107,192
Employee related	77,692	597,148
	$424,415	$704,340

NOTE 4. NOTE PAYABLE

Financed Insurance Premium

The Company entered into a Premium Finance Agreement with Premium Funding Associates, Inc. in connection with certain of the Company’s insurance policies and, pursuant thereto, issued a note payable to Premium Funding, Inc. for $364,546 (the “Note”). The Note has an eight-month term, bears interest at a rate of 3.24% per annum, and is secured by the policies. Under the terms of the Note, the Company is required to make monthly installments of principal and interest totaling $46,124 through August 31, 2022. The Company recorded interest expense of $372 and $4,443 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022 the Note was paid in full.

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

The Company performed an evaluation of its other contracts with customers and suppliers in accordance with Accounting Standards Codification (“ASC”) 842, Leases, and determined that, except for the Lease described above, none of the Company’s contracts contain a lease.

The balance sheet classification of our lease liabilities was as follows:

	September 30, 2022	December 31, 2021
Current portion included in accrued liabilities	$116,243	$107,192
Long term lease liability	95,347	183,589
	$211,590	$290,781

As of September 30, 2022, the maturities of our operating lease liabilities were as follows:

Year ending December 31,
2022	$32,047
2023	129,797
2024	65,702

Total lease payments	$227,546
Less: Imputed interest	(15,956)
Operating lease liability	$211,590

Operating lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used the incremental borrowing rate based on the information available at its Lease’s Commencement Date. As of September 30, 2022, the remaining Lease term is 18 months and the discount rate used to determine the operating lease liability was 8.0%. For the nine months ending September 30, 2022, the Company paid $95,719 in total lease expenses, including $1,155 for common area maintenance charges.

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

As of September 30, 2022 and September 30, 2021, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

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

As of September 30, 2022, there were no shares of Series B Stock outstanding.

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

As of September 30, 2022, there were 210 shares of Series A Stock outstanding.

Common Stock and Pre-Funded Warrants

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of September 30, 2022, and December 31, 2021, there were 29,980,183 and 25,206,914 shares of common stock issued and outstanding, respectively. As of September 30, 2022 and December 31, 2021, there were 15,856,032 and 10,033,274 pre-funded warrants outstanding, respectively.

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

Additionally, in connection with the May 2022 Offering, the Company entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) with the investor, in consideration for the investor’s purchase of units in the May 2022 Offering, pursuant to which the Company agreed to amend certain previously issued warrants held by the investor.  The terms of the amended and restated warrants are described further below under “Note 8—Stockholders Equity—Warrants”.

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

Warrants

As of September 30, 2022, the Company has 31,524,794 warrants outstanding. The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2022:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	20,928,767	$1.45
Issued	10,596,027	0.63
Amended and restated	(9,206,120)	1.72	(1)
Amended and restated	9,206,120	0.63	(1)
Outstanding at September 30, 2022	31,524,794	$0.86

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

The following table summarizes the shares available for grant under the 2022 Plan for the nine months ended September 30, 2022:

Shares Available for Grant
Balances, at December 31, 2021	-
Shares reserved under 2022 Plan	1,100,000
Shares rolled over from 2016 Plan	819,750
Options granted	(571,250)
Options cancelled/forfeited	195,000
Balances, at September 30, 2022	1,543,500

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

The following table summarizes the outstanding stock options under the 2022 Plan for the nine months ended September 30, 2022.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2021	-	$-
Options granted	571,250	$0.62
Balances at September 30, 2022	571,250	$0.62

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for stock option grants of $35,982 for the three months ended September 30, 2022, and $69,932 for the nine months ended September 30, 2022.

As of September 30, 2022, there were unrecognized compensation costs of approximately $219,314 related to non-vested stock option awards under the 2022 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.12 years.

The Company used the following assumptions to estimate the fair value of options granted under the 2022 Plan for the nine months ended September 30, 2022:

For the nine months ended September 30, 2022

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
Forfeitures

Stock compensation expense recognized in the statements of operations for the nine months ended September 30, 2022 is based on awards ultimately expected to vest, and it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

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

 The following table summarizes the outstanding stock options under the 2016 Plan for the nine months ended September 30, 2022.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2021	663,250	$1.90
Options cancelled/forfeited	(195,000)	$1.62
Balances at September 30, 2022	468,250	$2.02

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

The Company recorded compensation expense for these stock option grants under the 2016 Plan of $25,831 and $139,983 for the three months ended September 30, 2022 and 2021, and $91,536 and $322,641 for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, there were unrecognized compensation costs of approximately $64,309 related to non-vested stock option awards under the 2016 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.62 years.

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

The following table summarizes the outstanding stock options under the 1999 Plan for the nine months ended September 30, 2022:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2021	36,317	$42.26
Options cancelled/forfeited	(17,597)	$28.00
Balances at September 30, 2022	18,720	$55.66

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for stock option grants of $0 and $1,290 for the three and nine months ended September 30, 2022 and 2021, respectively.

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

The employment inducement stock option award for 250,000 shares of common stock also was awarded in accordance with the employment inducement award exemption provided by Nasdaq listing rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% on the one-year anniversary of the CEO’s employment start date and an additional 25% on each of the following three anniversaries of the CEO’s employment start date, subject to continued employment. The options have a 10-year term and an exercise price of $1.97 per share, the July 6, 2021 closing price of our common stock. As of September 30, 2022, none of the vesting milestones have been achieved. The estimated fair value of this inducement stock option award was $403,180 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.13%, dividend yield of 0%, volatility factor for our common stock of 99.36% and an expected life of 7 years.

The Company granted an employment inducement stock option award for 250,000 shares of common stock to our chief medical officer on January 15, 2021. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by Nasdaq listing rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% upon initiation of a Phase 3 trial; 25% upon database lock; 25% upon acceptance for review of an investigational NDA; and 25% upon approval. The options have a 10-year term and an exercise price of $1.78 per share, the January 15, 2021 closing price of our common stock. As of September 30, 2022, none of the remaining vesting milestones have been achieved. The estimated fair value of the inducement stock option award granted was $402,789 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.11%, dividend yield of 0%, volatility factor for our common stock of 103.94% and an expected life of 10 years.

Inducement stock option compensation expense totaled $24,296 and $117,741 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, there was approximately $468,000 of remaining unrecognized compensation expense related to these inducement stock options.

NOTE 9. SUBSEQUENT EVENTS

Common Shares Issued

Subsequent to September 30, 2022, the Company issued 14,716,032 shares of its common stock upon the exercise of pre-funded warrants at an exercise price of $0.0001.

Cost Reduction Measures

As a part of the Company’s cost-cutting measures, on November 1, 2022, the Company relocated its corporate headquarters to a shared office space for a monthly fee and the majority of its employees now work remotely.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by words such as “might,” “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K filed with the SEC. Furthermore, such forward-looking statements speak only as of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Recent Events

In September 2022, the Company announced that it has turned its primary focus to the careful evaluation of alternative strategic paths focused on maximizing stockholder value including, among other things, a sale, merger, or other strategic transaction. There can be no assurance, however, that this process will result in a transaction or other alternative. To optimize our financial resources through this strategic review process, the Company shifted the anticipated launch of the imatinib Phase 3 trial in PAH, previously anticipated to begin in 2H 2022, into 2023, pending the outcome of the strategic process.

The Company also has taken steps to reduce its monthly operating expenses and conserve cash as it explores strategic alternatives. The Company has cancelled substantially all of its non-essential operating expenses such as consulting, dues and subscriptions and office supplies. The Company has delayed its clinical trial programs. On November 1, 2022, the Company relocated its corporate headquarters to a shared office space and a majority of its employees now work remotely. The Company intends to continue to look for additional opportunities to reduce costs.

Business Overview and Strategy

As announced in September 2022, the Company has turned its primary focus to the careful evaluation of alternative strategic paths focused on maximizing stockholder value. Until now, our principal business objective has been to identify, develop, and commercialize late-stage pharmaceutical therapeutic products for serious cardiovascular and pulmonary diseases with high unmet medical need. The Company has been developing TNX-201 (modified release imatinib) for the treatment of pulmonary arterial hypertension (PAH) and TNX-103 (oral levosimendan) for the treatment of Pulmonary Hypertension with Heart Failure with Preserved Ejection Fraction (PH-HFpEF). Both TNX-201 and TNX-103 are Phase 3-ready assets, each with the potential to meaningfully impact the quality and longevity of patient lives. Pending the outcome of our strategic process, the key elements of our business strategy are outlined below.

•	Efficiently conduct clinical development to establish clinical proof of principle in new indications, refine formulation, and commence Phase 3 testing of our current product candidates.

Levosimendan and imatinib have been approved and prescribed globally for more than 20 years, but we believe their mechanisms of action have not been fully exploited, despite promising evidence they may significantly improve the lives of patients with pulmonary hypertension. We have been conducting clinical development with the intent to establish proof of beneficial activity in cardiopulmonary diseases in which these therapeutics would be expected to have benefit for patients with diseases for which either no pharmaceutical therapies are approved at all, or in the case of PAH, where numerous expensive therapies generally offer a modest reduction of symptoms. Our focus has been primarily on designing and executing formulation improvements, protecting these innovations with patents and other forms of exclusivity, and employing innovative clinical trial science to establish a robust foundation for subsequent development, product approval, and commercialization.

•

Efficiently explore new high-potential therapeutic applications, in particular where expedited regulatory pathways are available, leveraging third-party research collaborations and our results from related areas

Levosimendan has shown promise in multiple disease areas in its two decades of use following its approval. In order to achieve our objectives of developing these medicines for new groups of patients, we have established collaborative research relationships with investigators from leading research and clinical institutions, and our strategic partners. Additionally, we believe we will be able to leverage clinical safety data and preclinical results from some programs to support accelerated clinical development efforts in other areas, saving substantial development time and resources compared to traditional drug development.

•	Continue to expand our intellectual property portfolio.

Our intellectual property, and the confidentiality of all our Company information, is important to our business and we take significant steps to protect its value. We have had ongoing research and development efforts, both through internal activities and through collaborative research activities with others, which aim to develop new intellectual property and enable us to file patent applications that cover new applications of our existing technologies, alone or in combination with existing therapies, as well as other product candidates.

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

As we focus on our strategic process, we also continue to position ourselves to execute upon licensing and other partnering opportunities. To do so, we will need to continue to maintain our strategic direction, manage and deploy our available cash efficiently and strengthen our collaborative research development and partner relationships.

Historically, we have financed our operations principally through equity and debt offerings, including private placements and loans from our stockholders. Based on our current operating plan, there is substantial doubt about our ability to continue as going concern. Management has implemented certain cost-cutting measures as described above and is actively exploring a diverse range of strategic options to help drive stockholder value including, among other things, a sale, merger, or other strategic transaction and continues to seek additional sources of equity and/or debt financing; however, there is no assurance that these efforts will result in a transaction or other alternative or that any additional funding will be available. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities and through collaboration and licensing agreements, to support our future operations. If we are unable to complete a strategic transaction or secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs.

Financial Overview

Results of Operations - Comparison of the Three Months Ended September 30, 2022 and 2021

General and Administrative Expenses

General and administrative expenses were $1.4 million for the three months ended September 30, 2022, compared to $2.6 million for the same period in 2021. General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the three months ended September 30, 2022 and 2021, respectively, are as follows:

	Three months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2022	2021
Personnel costs	$489,369	$1,898,685	$(1,409,316)	(74)%
Legal and professional fees	668,172	527,603	140,569	27%
Other costs	180,390	174,229	6,161	4%
Facilities	39,352	39,403	(51)	(0)%

Personnel costs decreased approximately $1.4 million for the three months ended September 30, 2022, compared to the same period in the prior year. The decrease was primarily due to headcount reductions, and severance paid to officers in the prior year that were not incurred in the current period.

Legal and professional fees increased approximately $141,000 for the three months ended September 30, 2022, compared to the same period in the prior year. Professional fees consist of costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors.

Legal fees decreased approximately $143,000 for the three months ended September 30, 2022, compared to the same period in the prior year. The decrease was primarily due to the legal fees associated with securities filings, equity financing and employment related costs in the prior year that were not incurred in the current period.

Professional fees increased approximately $284,000 for the three months ended September 30, 2022, compared to the same period in the prior year. The increase was primarily attributable to an increase consulting expenses and financial advisory services that were not incurred in the prior period, offset by a reduction in capital market expenses in the current period.

Other costs increased approximately $6,000 for the three months ended September 30, 2022, compared to the same period in the prior year. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. The increase was primarily attributable to increased costs for insurance and travel expenses, offset by decreases in franchise and other taxes.

Facilities costs include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively unchanged for the three months ended September 30, 2022 and 2021.

Research and Development Expenses

Research and development expenses were $1.5 million for the three months ended September 30, 2022, compared to $1.2 million for the same period in the prior year. Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with contract research organizations, or CROs, and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended September 30, 2022 and 2021, respectively, are as follows:

	Three months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2022	2021
Clinical and preclinical development	$1,376,795	$1,014,124	$362,671	36%
Personnel costs	146,685	138,355	8,330	6%
Other costs	16,725	9,891	6,834	69%

Clinical and preclinical development costs increased approximately $363,000 for the three months ended September 30, 2022,compared to the same period in the prior year. Clinical and preclinical development costs consist of expenses associated with our ongoing Phase 2 HELP Open Label Extension Study for levosimendan, costs associated with our imatinib Phase 1 Pharmacokinetics Study, imatinib Phase 3 IMPROVE Study, and development costs associated with the formulation for imatinib. The increase is primarily attributable to costs associated with formulation development and Phase 3 costs associated with imatinib in the current period that were not incurred in the same period in the prior year.

Personnel costs remained relatively unchanged for the three months ended September 30, 2022 and 2021.

Other costs increased approximately $7,000 for the three months ended September 30, 2022, compared to the same period in the prior year, primarily due to consulting expenses incurred in the current period.

Other Income and Expense

Other income and expense include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other expense decreased approximately $3,000 for the three months ended September 30, 2022, compared to the same period in the prior year. This decrease is due primarily to the bond interest income earned in the prior period.

Results of Operations - Comparison of the Nine Months Ended September 30, 2022 and 2021

General and Administrative Expenses

General and administrative expenses were $4.3 million for the nine months ended September 30, 2022, compared to $5.3 million for the same period in 2021.General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, other professional services, and consulting fees. General and administrative expenses and percentage changes for the nine months ended September 30, 2022 and 2021, respectively, are as follows:

	Nine months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2022	2021
Personnel costs	$1,617,284	$3,405,369	$(1,788,085)	(53)%
Legal and professional fees	1,918,403	1,253,273	665,130	53%
Other costs	606,538	505,097	101,441	20%
Facilities	113,229	120,919	(7,690)	(6)%

Personnel costs decreased approximately $1.8 million for the nine months ended September 30, 2022, compared to the same period in the prior year. The decrease was primarily due to headcount reductions in the current period, as well as severance paid to officers in the prior period, compared to the same period in the prior year.

Legal and professional fees increased approximately $665,000 for the nine months ended September 30, 2022, compared to the same period in the prior year. Professional fees consist of costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors.

Legal fees increased approximately $287,000 for the nine months ended September 30, 2022, compared to the same period in the prior year. The increase was primarily due to the legal fees associated with securities filings, outsourcing the in-house legal function and IP costs that were not incurred during the same period in the prior year.

Professional fees increased approximately $378,000 for the nine months ended September 30, 2022, compared to the same period in the prior year. The increase was primarily attributable to an increase consulting expenses and financial advisory services that were not incurred in the prior period, offset by a reduction in capital market expenses in the current period.

Other costs increased approximately $101,000 for the nine months ended September 30, 2022, compared to the same period in the prior year. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. The increase was primarily attributable to increased costs for insurance, dues and travel expenses offset by decreases in franchise and other taxes.

Facilities costs include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs decreased due to a reduction in utilities and common area maintenance expenses in the current year.

Research and Development Expenses

Research and development expenses were $4.2 million for the nine months ended September 30, 2022, compared to $24.2 million for the same period in the prior year. Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of manufacturing and supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, laboratory and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the nine months ended September 30, 2022 and 2021, respectively, are as follows:

	Nine months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2022	2021
Clinical and preclinical development	$3,751,696	$2,063,211	$1,688,485	82%
Personnel costs	466,223	417,304	48,919	12%
Other costs	24,646	21,751,279	(21,726,633)	(100)%

Clinical and preclinical development costs increased approximately $1.7 million for the nine months ended September 30, 2022, compared to the same period in the prior year. Clinical and preclinical development costs consist of expenses associated with our ongoing Phase 2 HELP Open Label Extension Study for levosimendan, costs associated with our imatinib Phase 1 Pharmacokinetics Study, imatinib Phase 3 IMPROVE Study, and development costs associated with the formulation for imatinib. The increase is primarily attributable to an approximately increase in our Phase 1 trial and approximately $2.4 million of Phase 3 costs associated with imatinib in the current period that were not incurred in the same period in the prior year. These expenses were offset by a decrease of approximately $447,000 of costs associated with our levosimendan ongoing trials, and $270,000 decrease in costs associated with formulation development.

Personnel costs increased approximately $48,000 for the nine months ended September 30, 2022, compared to the same period in the prior year, primarily due to an increase in salaries and benefit expenses in the current year.

Other costs decreased approximately $21.7 million for the nine months ended September 30, 2022, compared to the same period in the prior year, primarily attributable to the recognition of in-process research and development acquired as part of the merger with PHPM in the prior period. There were no such expenses incurred in the same period in the current year.

Other Income and Expense

Other income and expense include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income decreased approximately $250,000 for the nine months ended September 30, 2022, compared to the same period in the prior year. This decrease is due primarily to the forgiveness of our PPP Loan in the prior period.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and, as of September 30, 2022, we had an accumulated deficit of approximately $287.0 million. We anticipate that operating losses will continue for the foreseeable future. We continue to assess any potential strategic alternatives, and pending the outcome of that process, we will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years.

We have focused on developing our two product candidates, imatinib and levosimendan; however, pending the outcome of our strategic process, we will need substantial additional capital in the future in order to complete the development and potential commercialization of imatinib and levosimendan, and to continue with the development of other potential product candidates. The process of conducting preclinical studies and clinical trials necessary to obtain approval from the FDA is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among other things, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, including the uncertainty associated with our strategic process and uncertainty associated with clinical trial enrollment and risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $4.5 million and $5.7 million and working capital of $3.8 million and $4.1 million as of September 30, 2022 and December 31, 2021, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

 Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2022	2021
Net cash used in operating activities	$(9,699,791)	$(8,087,748)
Net cash (used in) provided by investing activities	(6,323)	454,307
Net cash provided by financing activities	7,928,591	9,737,275

Net cash used in operating activities. Net cash used in operating activities was approximately $9.7 million for the nine months ended September 30, 2022 compared to approximately $8.1 million for the nine months ended September 30, 2021. The increase in cash used for operating activities was primarily due to an increase in prepaid expenses, offset by a decrease in our accounts payable in the current period, compared to the prior year.

Net cash (used in) provided by investing activities. Net cash used in investing activities was $6,323 for the nine months ended September 30, 2022, compared to net cash provided by investing activities of $454,307 in the nine months ended September 30, 2021. The decrease in investing activities was primarily due to the sale of marketable securities in the prior period where no such sales were made in the current period.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $7.9 million for the nine months ended September 30, 2022, compared to $9.7 million in the nine months ended September 30, 2021. The decrease in cash provided by financing activities was primarily due to the net proceeds of approximately $7.9 million from the May 2022 offering compared to the net proceeds from the sale of units in our July 2021 private placement of $9.2 million and the exercise of stock warrants of $0.5 million in the prior year.

Operating Capital and Capital Expenditure Requirements

Our future success is largely dependent on our ability to identify and ultimately consummate a strategic transaction and secure additional funding. Potential strategic alternatives to be explored and evaluated during the review process might include, among other things, a sale, merger, or other strategic transaction. We are actively working with Roth Capital Partners in this assessment process.

We are subject to a number of risks similar to other clinical companies that have determined to focus primarily on pursuing a strategic transaction, including, but not limited to, those which are described under Part II Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. We will incur substantial expenses if and as we:

•	explore, evaluate and pursue any alternatives in connection with the strategic process we have initiated;

•	reduce any personnel and incur associated costs, if any;

•	terminate any contracts associated with the development of our products and business operations; and

•	seek to maintain and protect our intellectual property portfolio.

Pending the outcome of our strategic process, our future capital requirements will depend on many factors that include, but are not limited to the following:

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

Based on our working capital on September 30, 2022, we believe we have sufficient capital on hand to continue to fund operations through the first quarter of calendar year 2023.

Pending the outcome of our strategic process and until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding may not be available on favorable terms, if at all. If we are unable to raise additional funds when needed or consummate a strategic alternative, we may be required to eliminate one or more of our clinical trials completely, further delaying approval of levosimendan or our commercialization efforts. In addition, our Board of Directors may decide to pursue a dissolution and liquidation of our Company. As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our December 31, 2021 consolidated financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and make it more difficult to obtain financing.

To the extent that we are able to raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we are able raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or grant licenses on terms that may not be favorable to us.

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

Based on their evaluation, our President and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

Other than as set forth below, there were no material changes to the “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021. You should carefully consider the information described therein and in this Quarterly Report on Form 10-Q, which could materially affect our financial condition, results of operations and cash flows.

Our exploration of alternative strategic paths may not result in entering into or completing a transaction, and the process of reviewing alternative strategic paths or its conclusion could adversely affect our stock price.

As previously announced, we are evaluating alternative strategic paths focused on maximizing shareholder value. Potential alternative strategic paths to be explored and evaluated during the review process may include a sale, merger, or other strategic transaction. There can be no assurance, however, that this process will result in a transaction or other alternative. There is no set timetable for the strategic review process and we do not intend to provide updates unless or until the Board of Directors approves a specific action or otherwise determines that disclosure is appropriate or necessary. Also as previously announced, we have made the strategic decision to shift the anticipated launch of the imatinib Phase 3 trial in PAH into 2023. This decision enables us to conserve cash while we continue to assess potential alternative strategic paths.

There can be no assurance any transaction will result from the Company’s evaluation of alternative strategic paths. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. The process of reviewing alternative strategic paths may be time consuming and may involve the dedication of significant resources and may require us to incur significant costs and expenses. It could negatively impact our ability to attract, retain and motivate key employees, and expose us to potential litigation in connection with this process or any resulting transaction. If we are unable to effectively manage the process, our financial condition and results of operations could be adversely affected. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our Company could cause our stock price to fluctuate significantly. Further, any alternative strategic path that may be pursued and completed ultimately may not deliver the anticipated benefits or enhance shareholder value. There can be no guarantee that the process of evaluating alternative strategic paths will result in our Company entering into or completing a potential transaction within the anticipated timing or at all.

If we do not successfully complete a strategic transaction, our Board of Directors may decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no guarantee that the process to identify a strategic transaction will result in a successfully completed transaction. If no transaction is completed, our Board of Directors may decide that it is in the best interest of our stockholders to dissolve our Company and liquidate our assets. In that event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation since the amount of cash available for distribution continues to decrease as we fund our operations and evaluate our strategic alternatives. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution of our Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our Company. If a dissolution and liquidation were pursued, our Board, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a dissolution, liquidation or winding up of our Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, as filed with the SEC on August 11, 2022, on July 9, 2022, in consideration for their service, we granted stock options to purchase our common stock to certain of our employees and non-employee directors under our 2022 Stock Incentive Plan. The options are exercisable into an aggregate of 571,250 shares of our common stock and have an exercise price of $0.62 per share. The options granted to our employees will vest in equal annual installments on the anniversary of the date of grant over four years. The options granted to our non-employee directors will vest in full on the first anniversary of the date of grant. The offer, sale and issuance of these options was exempt from registration under Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

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

Date: November 10, 2022

TENAX THERAPEUTICS, INC.

By:	/s/ Eliot M. Lurier
Eliot M. Lurier Interim Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

