Form 10-K
period 2022-12-31
TENAX THERAPEUTICS, INC.
filed 2023-03-31
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,004,960.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of March 28, 2023 was 22,398,546.

On January 4, 2023, the registrant effected a 1-for-20 reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split did not change the number of authorized shares of the registrant’s capital stock or cause an adjustment to the par value of the registrant’s capital stock. However, all other share amounts and references to stock prices in this Annual Report on Form 10-K have been retrospectively restated to reflect the reverse split. Pursuant to their terms, a proportionate adjustment also was made to the per share exercise price and number of shares issuable under the registrant’s outstanding stock options and warrants and to the number of shares authorized for issuance pursuant to the registrant’s equity incentive plans to reflect the Reverse Stock Split. The Company also has adjusted the financial statements in this Annual Report on Form 10-K to reflect the Reverse Stock Split.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2022.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which represent our expectations or beliefs concerning future events. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, and/or which include words such as “believes,” “plans,” “intends,” “anticipates,” “estimates,” “expects,” “may,” “will” or similar expressions. In addition, any statements concerning future financial performance, ongoing strategies or prospects, and possible future actions, including any potential strategic transaction involving us, which may be provided by our management, are also forward-looking statements. These statements are not guarantees of future performance, and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Forward-looking statements are based on current expectations and projections about future events, actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. You should understand that the following important factors, in addition to those discussed in under the heading “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K and in any of our filings with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Exchange Act, could affect our stock price or future results and could cause those results to differ materially from those expressed in such forward-looking statements:

•	our ability to raise additional money to fund our operations for at least the next 12 months as a going concern;
•	our ongoing evaluation of strategic alternatives;
•	our ability to develop our current product candidates, and any product candidate which we may develop or in-license in the future;
•	our ability, our partners’ abilities, and third parties’ abilities to protect and assert intellectual property rights;
•	delays in the commencement, enrollment and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;
•	the success of clinical trials of our product candidates;
•	the need to obtain regulatory approval of our product candidates;
•	potential risks related to any collaborations we may enter into for our product candidates;
•	any delays in regulatory review and approval of product candidates in development;
•	our ability to establish an effective sales and marketing infrastructure;
•	our estimates regarding the potential market opportunity for our product candidates;
•	competition from existing products or new products that may emerge;
•	the ability to receive regulatory approval or commercialize our products;
•	potential side effects of our product candidates that could delay or prevent commercialization;
•	potential product liability claims and adverse events;
•	potential liabilities associated with hazardous materials;
•	our ability to maintain adequate insurance policies;
•	our dependence on third-party manufacturers and clinical research organizations (“CROs”);
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	costs related to and outcomes of potential litigation;
•	compliance with obligations under intellectual property licenses with third parties;
•	our ability to adequately support future growth;
•	our ability to attract and retain personnel, including our executive team, advisors and members of our Board of Directors; and
•

volatility and uncertainty in the global economy and financial markets in light of the evolving COVID-19 pandemic, any future epidemic, and geopolitical uncertainties, including the Russian invasion of and war against the country of Ukraine.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date such statements are made. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date such statements are made.

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

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors, but these are not the only risks we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Our Financial Position and Need for Additional Capital

•	Our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.
•	We will require substantial additional funding to further develop our product candidates, including to complete any Phase 3 trials. Failure to obtain this necessary capital when needed on acceptable terms, or at all, or execute on alternative strategic paths, could force us to delay, limit, reduce or terminate our clinical trials, product development efforts and business operations.
•

Our ongoing exploration of alternative strategic paths may not result in entering into or completing transactions, and the process of reviewing alternative strategic paths or their conclusion could adversely affect our stock price.

•	In the event we do not successfully complete a strategic transaction, should this be deemed necessary, our Board of Directors may decide to pursue a dissolution and liquidation of our Company.
•	Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our Common Stock.
•	We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
•	We have incurred losses since our inception, expect to continue to incur losses in the foreseeable future, and may never become profitable.

Risks Related to Our Business Strategy and Operations

•	We are limited in the number of products we can simultaneously pursue and therefore our survival depends on our success with a small number of product opportunities.
•	A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, or another coronavirus or similar disrupting illness, may materially and adversely affect our business and our financial results.
•	If we fail to attract and retain personnel, we may be unable to successfully develop and commercialize our product candidates.

Risks Related to Drug Development and Commercialization

•	We currently do not have, and may never have, an approved drug products for sale.
•	We are required to conduct additional clinical trials in the future, which are expensive and time consuming, and the outcome of the trials is uncertain.
•	The market may not accept our products.
•	Nonfinal results from our clinical trials announced or published from time to time on an interim, preliminary, or “top-line” basis, and conclusions drawn from these nonfinal results, may change as more patient data become available, and these results are subject to audit and verification procedures that could result in material changes in the final data.
•	Any collaboration we enter with third parties to develop and commercialize any future product candidates may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.
•	Pending the outcome of our strategic process, delays in the enrollment and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval.

Risks Relating to Our Industry

•	Intense competition might render our product candidates noncompetitive or obsolete.
•	Our activities are and will continue to be subject to extensive government regulation, which is expensive and time consuming, and we will not be able to sell our products without regulatory approval.

•	Pending the outcome of our strategic process, we may not receive all of the anticipated market exclusivity benefits of imatinib’s orphan drug designation.
•	Pending the outcome of our strategic process, even after products are commercialized, we would expect to spend considerable time and money complying with federal and state laws and regulations governing their sale, and, if we are unable to fully comply with such laws and regulations, we could face substantial penalties.
•	We are subject to uncertainty relating to healthcare reform measures and reimbursement policies that, if not favorable to our products, could hinder or prevent our products’ commercial success, if any of our product candidates are approved.
•	Governments outside the United States tend to impose strict price controls and reimbursement approval policies, which may adversely affect our prospects for generating revenue outside the United States.
•	Product liability lawsuits against us could cause us to incur substantial liabilities, limit sales of our existing products and limit commercialization of any products that we may develop.
•	Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.

Risks Related to Our Dependence on Third Parties

•	We have historically, and pending the outcome of our strategic process, we will continue to rely significantly on third parties to conduct our nonclinical testing and clinical studies and other aspects of our development programs.
•	We depend on third parties to formulate and manufacture our products.
•	We currently have no marketing capabilities and no sales organization.

Risks Related to Intellectual Property

•	Our success will depend in part on obtaining and maintaining effective patent and other intellectual property protection for our product candidates and proprietary technology.
•	We rely on confidentiality agreements that, if breached, may be difficult to enforce and could have a material adverse effect on our business and competitive position.
•	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or use, our technology.
•	Under current law, we may not be able to enforce all employees’ covenants not to compete.
•	We may infringe or be alleged to infringe intellectual property rights of third parties.

Risks Related to Owning Our Common Stock

•	Anti-takeover provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult.
•	Our bylaws contain an exclusive forum provision for certain disputes, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.
•	We have not paid cash dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.
•	Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.

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

Business Strategy

Having carefully considered alternatives within the ongoing strategic process announced in September 2022, and having raised capital to fund the Company through to the first quarter of 2024, the Company has recently elected to prioritize the Phase 3 testing of levosimendan, ahead of imatinib, with plans to commence a levosimendan Phase 3 study in 2023. Supporting this strategic decision is a U.S. Patent issued in March 2023, covering the use of IV levosimendan in patients with PH-HFpEF. This patent is the second levosimendan patent granted to Tenax since the start of 2022, and Tenax believes it provides strong precedent for the ongoing review of a third patent which might be granted in 2023 or 2024. This prioritization of the Phase 3 testing of levosimendan places the start of a Phase 3 imatinib trial likely outside the 2023 timeframe, pending fundraising to support that trial, as well as other strategic considerations.

The Company took steps to reduce its monthly operating expenses and conserve cash, as it commenced exploring strategic alternatives. The Company has cancelled substantially all of its non-essential operating expenses such as consulting, its office lease, and dues and subscriptions and office supplies associated with that leased office.

Prior to announcing the strategic process, our principal business objective has been to identify, develop, and commercialize late-stage pharmaceutical therapeutic products for serious cardiovascular and pulmonary diseases with high unmet medical need. The Company has been developing TNX-103 (oral levosimendan) for the treatment of Pulmonary Hypertension with Heart Failure with Preserved Ejection Fraction (PH-HFpEF) and TNX-201 (modified release imatinib) for the treatment of pulmonary arterial hypertension (PAH). Both TNX-103 and TNX-201 are Phase 3-ready assets, each with the potential to meaningfully impact the quality and longevity of patient lives.

Pending the outcome of our strategic process, the key elements of our long-term business strategy are outlined below.

Efficiently conduct clinical development to establish clinical proof of principle in new indications, refine formulation, and commence Phase 3 testing of our current product candidates.

Levosimendan and imatinib have been approved and prescribed around the world for more than 20 years, but we believe their mechanisms of action have not been fully exploited, despite promising evidence they may significantly improve the lives of patients with pulmonary hypertension. We are conducting clinical development with the intent to establish proof of beneficial activity in cardiopulmonary diseases in which these therapeutics would be expected to have benefit for patients with diseases for which either no pharmaceutical therapies are approved at all, or in the case of PAH, where numerous expensive therapies generally offer a modest reduction of symptoms. Our focus is primarily on designing and executing formulation improvements, protecting these innovations with patents and other forms of exclusivity, and employing innovative clinical trial science to establish a robust foundation for subsequent development, product approval, and commercialization. We intend to submit marketing authorization applications following either one or two Phase 3 trials of levosimendan and, when appropriate,  a single Phase 3 trial of imatinib. Our trials are designed to incorporate and reflect advanced clinical trial design science and the regulatory and advisory experience of our team. We intend to continue partnering with innovative companies, renowned biostatisticians and trialists, medical leaders, formulation and regulatory experts, and premier clinical testing organizations to help expedite development, and continue expanding into complementary areas when opportunities arise through our development, research, and discoveries. We also intend to continue outsourcing when designing and executing our research.

Efficiently explore new high-potential therapeutic applications, in particular where expedited regulatory pathways are available, leveraging third-party research collaborations and our results from related areas.

Levosimendan has shown promise in multiple disease areas in the two decades following its approval. Our own Phase 2 study and open-label extension has demonstrated that a formerly under-appreciated mechanism of action of levosimendan, its property of relaxing the venous circulation, brings about durable improvements in exercise capacity and quality of life, as well as other clinical assessments, in patients with heart failure with preserved ejection fraction and associated pulmonary hypertension (PH-HFpEF). We believe this patient population today has no pharmaceutical therapies available and we are committed to exploring potential clinical indications where our therapies may achieve best-in-class profile, and where we can address significant unmet medical needs.

We believe these factors will support approval by the United States Food and Drug Administration (the “FDA”) of these product candidates based on positive Phase 3 data. Through our agreement with our licensor, Orion Corporation (“Orion”), the originator of levosimendan for acute decompensated heart failure, we have access to a library of ongoing and completed trials and research projects, including certain documentation, which we believe, in combination with positive Phase 3 data we hope to generate in at least one indication, will support FDA approval of levosimendan. Likewise, the regulatory pathway for approval of imatinib for the treatment of PAH, as formulated by Tenax Therapeutics at the dose shown to be effective in a prior Phase 3 trial conducted by Novartis, allows Tenax to build on the dossier of research results already reviewed by the FDA. In order to achieve our objectives of developing these medicines for new groups of patients, we have established collaborative research relationships with investigators from leading research and clinical institutions, and our strategic partners. These collaborative relationships have enabled us to explore where our product candidates may have therapeutic relevance, gain the advice and support of key opinion leaders in medicine and clinical trial science, and invest in development efforts to exploit opportunities to advance beyond current clinical care. Additionally, we believe we will be able to leverage clinical safety data and preclinical results from some programs to support accelerated clinical development efforts in other areas, saving substantial development time and resources compared to traditional drug development.

Continue to expand our intellectual property portfolio.

Our intellectual property, and the confidentiality of all our Company information, is important to our business and we take significant steps to help protect its value. Our research and development efforts, both through internal activities and through collaborative research activities with others, aim to develop new intellectual property and enable us to file patent applications that cover new applications of our existing technologies, alone or in combination with existing therapies, as well as other product candidates. We received in 2022 a patent covering the subcutaneous administration of levosimendan (TNX-102) in humans for any medical condition, through 2039. On March 21, 2023, we received our second patent for this product, covering the IV formulation of levosimendan (TENX-101) tested in the Phase II HELP trial in patients with PH-HFpEF. At present, we have two patents pending, with additional decisions expected in 2023.

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

Our Current Programs

TNX-101 (IV), TNX-102 (subcutaneous) and TNX-103 (oral) ( (levosimendan) Background

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

In 2013, we acquired certain assets of Phyxius Pharma, Inc. (“Phyxius”), including its North American rights to develop and commercialize intravenous levosimendan for any indication in the United States and Canada. The license was subsequently amended in 2020 to include the rights to develop and commercialize oral and subcutaneous formulations of levosimendan. In the countries where it is marketed, intravenous levosimendan is indicated for the short-term treatment of acutely decompensated heart failure in situations where conventional therapy is not sufficient, and in cases where inotropic support is considered appropriate. In acute decompensated heart failure patients, levosimendan has been shown to significantly improve patients’ symptoms as well as acute hemodynamic measurements such as increased cardiac output, reduced preload and reduced afterload.

TNX-101 (IV), TNX-102 (subcutaneous) and TNX-103 (oral) (levosimendan) Development for Pulmonary Hypertension Patients

In 2020, we completed a Phase 2 clinical trial of intravenous levosimendan in North America for the treatment of patients with pulmonary hypertension associated with heart failure with PH-HFpEF, a disease defined hemodynamically by a mean pulmonary artery pressure (“mPAP”) of ≥25 mmHg, and a pulmonary capillary wedge pressure “(PCWP”) of >15 mmHg. Pulmonary hypertension in these patients is believed to arise from a passive backward transmission of elevated filling pressures from left-sided heart failure. These mechanical components of pulmonary venous congestion can trigger pulmonary vasoconstriction, decreased nitric oxide availability, increased endothelin expression, desensitization to natriuretic peptide induced vasodilation, and vascular remodeling. Over time, these changes often lead to advanced pulmonary arterial and venous disease, increased right ventricle afterload, and right ventricle failure.

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

In March 2018, we met with the FDA to discuss development of levosimendan in these patients. The FDA agreed with our planned Phase 2 design, patient entry criteria, and endpoints. It was agreed the study could be conducted under the existing investigational new drug application with no additional nonclinical studies required to support full development. The FDA recognized there were no approved drug therapies to treat PH-HFpEF patients and acknowledged this provided an opportunity for a limited Phase 3 clinical program. This topic was discussed further at the End-of-Phase 2 Meeting following completion of the Phase 2 study in PH-HFpEF patients, which is known as the HELP Study - Hemodynamic Evaluation of Levosimendan in PH-HFpEF.

We initiated the first of our HELP Study clinical sites in November 2018 and the first of 37 patients was enrolled in the HELP Study in March 2019. Enrollment in the HELP Study was completed about one year later, in March 2020. The primary endpoint of the HELP Study was based on the change in pulmonary capillary wedge pressure (“PCWP”) during exercise versus baseline compared to placebo. The HELP Study utilized a double-blind randomized design following five weekly outpatient infusions of levosimendan.

On June 2, 2020, we announced preliminary, top-line data from the study. The primary efficacy analysis, PCWP during exercise did not demonstrate a statistically significant reduction from baseline. Levosimendan did demonstrate a statistically significant reduction in PCWP compared to baseline (p=<0.0017) and placebo (p=<0.0475) when the measurements at rest, with legs up, and on exercise were combined. Levosimendan also demonstrated a statistically significant improvement in 6-minute walk distance as compared to placebo (p=0.0329). These findings from the HELP Study represent important discoveries related to the use of levosimendan in PH-HFpEF patients since this is the first study to evaluate levosimendan in PH-HFpEF patients and this is the first study ever conducted of any therapy in PH-HFpEF patients to show such positive improvements in hemodynamics and 6-minute walk distance.

Hemodynamic Results

Hemodynamic measurements were made at rest (supine), after leg raise on a supine bicycle (a test of rapid increase in ventricular filling) and during exercise (25 watts for three minutes or until the patient tired). In the initial open-label phase, 84% of the patients had a significant reduction in right atrial pressure (“RAP”), pulmonary artery pressure, (“PAP”), and PCWP at rest and during exercise. In the randomized double-blinded 6-week trial, levosimendan demonstrated a statistically significant reduction in PCWP compared to baseline (p=<0.0017) and placebo (p=<0.0475) when these three measurements were combined: at rest, with legs up, and on exercise. While there was no significant change in PCWP during exercise, patients receiving levosimendan had reductions from baseline at Week 6 in PCWP and PAP that were statistically significant when patients were “at rest” and/or with their “legs raised” (p<0.05).

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

The detailed results from the Phase 2 HELP Study of levosimendan in PH-HFpEF were presented at the Heart Failure Society of America Virtual Annual Scientific Meeting on October 3, 2020 and at the American Heart Association Scientific Sessions 2020 on November 13, 2020. Additionally, the full manuscript was published in the peer-reviewed journal JACC: Heart Failure. Burkhoff D, Borlaug BA, Shah SJ, …Rich S. Levosimendan Improves Hemodynamics and Exercise Tolerance in PH-HFpEF: Results of the Randomized Placebo-Controlled HELP Trial. JACC Heart Fail. 2021 May;9(5):360-370.

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

Following their completion of the randomized treatment phase of the HELP trial, patients were able to enter a study extension. For over two years, Tenax and our HELP investigators continued studying the safety and efficacy of TNX-103 in all patients participating in the open-label extension of the HELP Study, all of whom previously received weekly infusions of intravenous levosimendan. These patients were safely transitioned from the intravenous to the oral formulation in late 2021, with positive signs of efficacy observed across all measured parameters during the transition study phase of the open-label extension study (“OLE”). We expect the OLE to come to a conclusion in the first half of 2023.

In October 2020, we met with the FDA for an End-of-Phase 2 Meeting to discuss the Phase 2 clinical data and further development of levosimendan in PH-HFpEF patients. The FDA agreed that one or two Phase 3 clinical studies (depending on the size) with a primary endpoint of change in 6-minute walk distance over 12 weeks or a single Phase 3 trial with clinical worsening (e.g., death, hospitalization for heart failure, or decline in exercise capacity) over 24 weeks would be sufficient to demonstrate the effectiveness of levosimendan in PH-HFpEF. The FDA also agreed to a plan to replace weekly intravenous levosimendan dosing with daily TNX-103 doses in a Phase 3 clinical study. The FDA expressed that a safety database could be necessary and indicated that the need for a larger safety database could be dependent on the final design of the Phase 3 study. A proposed Phase 3 study design was provided in late 2021 for FDA review and comment on the safety database requirements at filing. In February 2022, the FDA advised in a written response that the safety database at NDA filing only need meet the minimum International Clinical Harmonization (ICH) standards for a chronic medication.

The HELP Study design was novel in several respects. To date, no other multi-center study has evaluated levosimendan in heart failure patients with preserved ejection fraction (“HFpEF”) patients or PH-HFpEF patients. Instead, all previous levosimendan heart failure studies have enrolled heart failure patients with reduced ejection fraction (“HFrEF”), therefore specifically excluding HFpEF patients. Also, the HELP Study utilized a unique 24-hour weekly infusion regimen of 0.075- 0.1µm/kg/min. Finally, the HELP Study employed a unique home-based intravenous infusion administration via an ambulatory infusion pump. This home-based weekly intravenous administration is unlike all other chronic dosing studies of levosimendan that have typically employed a shorter duration and less frequent infusion regimen administered in a hospital setting. The transition of patients in the OLE from intravenous to oral therapy was encouraging. PH-HFpEF has an approximate 50% rate of survival of five years. The patients who enrolled in the HELP study had very advanced disease, with 87% Functional Class III at enrollment. At the time of the transition these patients had already been on levosimendan for two years or longer. The fact that there was an improvement in all measures of efficacy on oral therapy beyond what had been achieved on intravenous therapy speaks to the remarkable durability of the treatment effect.

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

TNX-201 (imatinib) Background

Imatinib (marketed in the U.S. as Gleevec®) is a tyrosine kinase inhibitor, which changed the treatment of chronic myeloid leukemia (“CML”) following its approval over 20 years ago, as the first curative treatment of chronic leukemia. The first clinical trial of imatinib took place in 1998 and the drug received FDA approval in May 2001. Encouraged by the success of imatinib in treating CML patients, scientists explored its effect in other cancers, and it was found to produce a similar positive effect in malignancies where tyrosine kinases were overexpressed.

Tyrosine kinases are important mediators of the signaling cascade, determining key roles in diverse biological processes like growth, differentiation, metabolism, and apoptosis in response to external and internal stimuli. Deregulation of protein kinase activity has been shown to play a central role in the pathogenesis of human cancers. Imatinib, a 2-phenyl amino pyrimidine derivative, is a tyrosine kinase inhibitor with activity against ABL, BCR-ABL, PDGFRA and PDGFRB, and c-KIT. Imatinib works by binding close to the ATP binding site, therefore inhibiting the enzyme activity of the protein. Imatinib also inhibits the ABL protein of noncancer cells. Imatinib is well absorbed after oral administration with a bioavailability exceeding 90%. It is extensively metabolized, principally by cytochrome P450 (CYP)3A4 and CYP3A5 and can competitively inhibit the metabolism of drugs that are CYP3A4 or CYP3A5 substrates. Imatinib is generally well tolerated in cancer patients. Common side effects include fluid retention, headache, diarrhea, loss of appetite, weakness, nausea and vomiting, abdominal distention, edema, rash, dizziness, and muscle cramps. Serious side effects may include myelosuppression, heart failure, and liver function abnormalities. Novartis manufactures Gleevec.

Previous Imatinib Development for Pulmonary Arterial Hypertension Patients

In PAH, a rare disease, patients who remain symptomatic despite available therapies have a high morbidity and mortality. Though several therapies are now available, there is no cure for the disease, and there is no data supporting that the existing approved therapies, all of which are pulmonary vasodilators, halt progression or induce regression of the disease. Imatinib has been shown in animal models of pulmonary hypertension to induce disease reversal by an effect on platelet derived growth factor (“PDGF”), which appears to be causal in the disease. After that discovery was made, several case reports and small case series of patients with advanced PAH failing combination pulmonary vasodilator therapy were published showing a dramatic effect of imatinib on stabilizing and improving these patients. This led Novartis to develop imatinib as a treatment of PAH.

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

Current TNX-201 Development for Pulmonary Arterial Hypertension Patients

On May 30, 2019, PHPrecisionMed Inc., a Delaware corporation (“PHPM”), which was to be acquired by Tenax Therapeutics in January 2021, met with the FDA to discuss a proposal for a Phase 3 trial of imatinib for PAH. At that meeting, PHPM discussed a single Phase 3 trial using change in 6-minute walk distance as the primary endpoint (p<0.05). PHPM received agreement for submission under the 505(b)(2) regulatory pathway, and thereafter received orphan designation. In July 2020, PHPM received agreement from the FDA for the development of a modified release formulation that would require only a small comparative PK/bioavailability study. We recruited 16 volunteers, who received a single dose of the modified release formulation and a single dose of the existing immediate release formulation. This formulation was later optimized in preparation for a second Phase 1 study, completed in the second quarter of 2022. A Phase 3 study of TNX-201, this optimized modified release formulation of imatinib, would be the next clinical trial to commence in Tenax’ development planning, pending the outcome of our strategic process and funding of the trial costs.

Manufacturing and Supply

We contract with third parties for the manufacturing of all of our product candidates, and for pre-clinical and clinical studies, and intend to continue to do so in the future. We do not own or operate any manufacturing facilities and we have no plans to build any owned clinical or commercial scale manufacturing capabilities. We believe that the use of third-party manufacturers and contract manufacturing organizations (“CMOs”) eliminates the need to directly invest in manufacturing facilities, equipment and additional staff.

Pursuant to the terms of our license for levosimendan, Orion is contractually our sole manufacturing source for TNX-103. We may engage other third-party suppliers and CMOs for the supply and manufacture of TNX-102, or other formulations we may develop.

We have engaged various third-party suppliers and CMOs for the supply and manufacture of imatinib for potential future clinical trials, and relied on such contractors for material contributing to TNX-201, for testing in our two completed Phase 1 trials.

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

We believe alternate sources of manufacturing will be available to satisfy our clinical and future commercial requirements; however, we cannot guarantee that identifying and establishing alternative relationships with such sources will be successful, cost effective, or completed on a timely basis without significant delay in the development or commercialization of our product candidates. All of the vendors we use are required to conduct their operations under current Good Manufacturing Practices (“cGMP”), a regulatory standard for the manufacture of pharmaceuticals.

Intellectual Property

We rely on a combination of patent applications, patents, trade secrets, proprietary know-how, trademarks, and contractual provisions to protect our proprietary rights. We believe that to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. Currently, we require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers, and other advisors to execute confidentiality agreements in connection with their employment, consulting, or advisory relationships with us, where appropriate. We also require employees, consultants, and advisors whom we expect to work on our products to agree to disclose and assign to us all inventions conceived during the workday, developed using our property, or which relate to our business.

We have two granted patents, and two U.S. patent applications pending, related to product candidates and proprietary process, method and technology. Our issued levosimendan patents expire in 2039 and late 2040.

On January 4, 2022, we received a patent for the subcutaneous administration of levosimendan, whether through the formulation we have developed in collaboration with a formulation development partner, or other subcutaneous formulations meeting certain broad characteristics defined in the patent. In addition, we received on March 21, 2023 a patent for the use of IV levosimendan in the treatment of PH-HFpEF patients, based on several discoveries that have emerged from the HELP Study and the OLE.

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

We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may own or license in the future, nor can we be sure that any of our existing patents or any patents we may own or license in the future will be useful in protecting our technology and products. Comprehensive risks related to our intellectual property are described under the heading “Risk Factors - Risks Related to Our Intellectual Property” included elsewhere in this Annual Report on Form 10-K.

Simdax License Agreement

On November 13, 2013, we acquired, through our wholly-owned subsidiary, a license agreement between Phyxius and Orion, which was later amended on October 9, 2020 and January 25, 2022 (as amended, the “License”). The License grants us an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimendan in the United States and Canada (the “Territory”) and, pursuant to the October 9, 2020 amendment to the License, also includes two product dose forms containing levosimendan, in capsule and solid dosage form, and a subcutaneously administered product containing levosimendan, subject to specified limitations (together, the “Product”). Pursuant to the License, Tenax and Orion will agree to a new trademark when commercializing levosimendan in either of these forms.

Pursuant to the License, we have a right of first refusal to commercialize new developments of levosimendan, including developments as to the formulation, presentation, means of delivery, route of administration, dosage or indication (i.e., line extension products).

Orion’s ongoing role under the License includes sublicense approval, serving as the sole source of manufacture of oral formulations of levosimendan, holding a first right to enforce intellectual property rights in the United States and Canada, and certain regulatory participation rights. Orion must notify the Company before the end of 2024 if it chooses not to exercise its right to supply oral formulations of levosimendan to the Company for commercialization in the Territory. Additionally, the Company must grant back to Orion a broad non- exclusive license to any patents or clinical trial data related to levosimendan developed by the Company under the License. The term of the License extends until 10 years after the launch of a levosimendan product in the United States and Canada, provided that the License will continue after the end of the term in each country in the Territory until the expiration of Orion’s patent rights in levosimendan in such country. In the event that no regulatory approval for levosimendan has been granted in the United States on or before September 20, 2030, however, either party will have the right to terminate the License with immediate effect.

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

Competition

The pharmaceutical and biotechnology industries are intensely competitive. Many companies, including biotechnology, chemical, and pharmaceutical companies, are actively engaged in activities similar to ours, including research and development of drugs for the treatment of cardiovascular, pulmonary, and related medical conditions, both rare and common. Many of these companies have substantially greater financial and other resources, larger research and development staffs, and more extensive marketing and manufacturing organizations than we do. In addition, some of them have considerable experience in preclinical testing, clinical trials and other regulatory approval procedures. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working. Our success will be based in part on our ability to identify, develop and manage a portfolio of product candidates that are safer and more effective than any competing products.

We believe the concept of using TNX-101/102/103 (levosimendan) to treat patients with PH-HFpEF is novel, and the patent granted for this use in March 2023 demonstrates USPTO’s concurrence. Because no therapies are approved to treat PH-HFpEF, we believe our ability to succeed in the market is primarily dependent on our ability to change the established practice paradigm, which could be difficult. Key factors on which we will compete with regards to the development and marketing of levosimendan for the treatment of pulmonary hypertension in these patients include, among others, the ability to obtain adequate efficacy data, safety data, cost effectiveness data and hospital formulary approval, marketing exclusivity, as well as sufficient distribution and handling. Furthermore, while we believe the mechanism of action of levosimendan is novel, other low-priced, generically available products possess some similar qualities, which could present competition in the form of therapeutic substitution.

TNX-201 (imatinib) has the potential to be the first disease-modifying treatment of PAH, a fatal orphan disease. Pulmonary vasodilators, the only approved medications for PAH, do not have disease modifying properties. We do not expect these products, other than one which is not widely used today, to be contraindicated in patients taking TNX-201, and our intended protocol design tests TNX-201 as an additional therapy to one or more of these vasodilators.

Several other companies are developing new therapies to treat PAH, including some that may also be disease-modifying. Novartis developed imatinib for PAH and conducted a Phase 3 trial that in 2013 succeeded in meeting its primary endpoint. However, the high number of dropouts of patients randomized to imatinib led the FDA and EMA to request another trial before they would approve the product in PAH. To address this, we are developing a modified-release oral formulation designed to reduce the stomach’s exposure to imatinib, and the nausea and vomiting commonly observed in patients receiving imatinib. Other companies are developing an inhaled route of administration as their strategy to mitigate gastric intolerance. We believe that our development plan has advantages in that we already know the effective dose of imatinib administered orally, and the systemic exposure from an inhaled route remains uncertain, and costly to determine. Since only the first FDA approved formulation of imatinib to treat PAH will qualify for the seven years of Orphan Drug exclusivity in the U.S., these alternative formulations of imatinib represent potential competitive threats.

In order to compete successfully, we must develop proprietary positions in patented drugs for therapeutic markets that have not been satisfactorily addressed by conventional research strategies. Our product candidates, even if successfully tested and developed, may not be adopted by physicians over other products and may not offer economically feasible alternatives to other therapies.

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

The effects of government regulations on our business are discussed under the heading “Risk Factors - Risks Relating to Regulatory Matters” included elsewhere in this Annual Report on Form 10-K.

Employees and Human Capital

We have assembled a high-quality team of clinical development managers and executives with significant experience in the biotechnology and pharmaceutical industries.

As of December 31, 2022, we had seven full-time employees and one part-time employee. In addition to our employees, we also rely on the service and support of outside consultants and advisors. None of our employees are represented by a union, and we believe relationships with our employees are good.

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

Risks Related to Our Financial Position and Need for Additional Capital

Our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our consolidated financial statements included elsewhere in this Annual Report on Form 10-K includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and make it more difficult to obtain financing. Our consolidated financial statements for the fiscal year ended December 31, 2022 have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern.

We will require substantial additional funding to further develop our product candidates, including to complete Phase 3 testing of levosimendan in PH-HFpEF or to initiate or complete the imatinib Phase 3 trial. Failure to obtain this necessary capital when needed on acceptable terms, or at all, or execute on alternative strategic paths, could force us to delay, limit, reduce or terminate our clinical trials, product development efforts and business operations.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing and sales and marketing capabilities, is expensive. We expect our research and development expenses to increase in connection with our ongoing activities. In addition, our expenses could increase beyond expectations if applicable regulatory authorities, including the FDA, require that we perform studies additional to those we currently anticipate, in which case the timing of any potential product approval may be delayed.

As of December 31, 2022, we had $2.1 million of cash and cash equivalents on hand. We will need substantial additional capital in order to develop our product candidates, including to complete a Phase 3 trial, and to complete the regulatory approval process and commercialization of levosimendan, imatinib, or any future product candidates. As a result, we continue to evaluate strategic alternatives, including pursuing additional public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding may not be available on favorable terms, if at all.

In addition, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution; debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our product candidates or to grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress and cost of our clinical trials and other research and development activities;
•

the number of investigator sites and patients who participate and the impact that factors such as the rate of patient recruitment, the standard deviation of treatment effect, and the number of patients who have events or withdraw from therapy have on the expected timelines and the eventual required number of patients enrolled for each of our clinical programs;

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

We also expect to continue our evaluation of additional strategic alternatives, including a sale of our Company, merger, other business combination or recapitalization. In the event we are unable to obtain additional capital as needed or execute on other strategic alternatives, we may further delay, limit, reduce or terminate our current development efforts and business operations.

Our ongoing exploration of alternative strategic paths may not result in entering into or completing transactions, when necessary, and the process of reviewing alternative strategic paths or their conclusion could adversely affect our stock price.

We continue to evaluate strategic paths to provide the resources necessary to complete our product development and maximize stockholder value. Potential strategic paths may include multiple capital raises, a sale of our Company, merger, one or more license agreements, a co-development agreement, a combination of these, or other strategic transactions. There can be no assurance, however, that our evaluation will result in transactions or other alternatives, even when deemed necessary. There is no set timetable for our strategic process and we do not intend to provide updates unless or until the Board of Directors approves a specific action or otherwise determines that disclosure is appropriate or necessary. We have shifted the anticipated launch of the imatinib Phase 3 trial in PAH beyond 2023, and the initiation of that trial and continued development of our product candidates, including completion of a Phase 3 trial of levosimendan in PH-HFpEF, depend on the outcome of our ongoing strategic process.

There can be no assurance any transaction will result from the Company’s ongoing evaluation of strategic paths. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. The process of reviewing alternative strategic paths may be time consuming and may involve the dedication of significant resources and may require us to incur significant costs and expenses. It could negatively impact our ability to attract, retain and motivate employees, and expose us to potential litigation in connection with this process or any resulting transaction. If we are unable to effectively manage the process, our financial condition and results of operations could be adversely affected. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our Company could cause our stock price to fluctuate significantly. Further, any alternative strategic paths that may be pursued and completed ultimately may not deliver the anticipated benefits or enhance stockholder value. There can be no guarantee that the process of evaluating alternative strategic paths will result in our Company entering into or completing potential transactions within the anticipated timing or at all.

In the event we do not successfully complete a strategic transaction, should this be deemed necessary, our Board of Directors may decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no guarantee that the process to identify strategic transactions will result in successfully completed transactions when necessary. If additional transactions are not completed that enable us to continue the development of our product candidates and sustain our business operations, our Board of Directors may decide that it is in the best interest of our stockholders to dissolve our Company and liquidate our assets. In that event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation since the amount of cash available for distribution continues to decrease as we fund our operations and evaluate our strategic alternatives. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution of our Company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our Company. If a dissolution and liquidation were pursued, our Board, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a dissolution, liquidation or winding up of our Company.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On March 29, 2023,  we received a notification letter from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the minimum bid price of our common stock on the Nasdaq Capital Market closed below $1.00 per share for 30 consecutive business days.  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days, or until September 25, 2023, to regain compliance with the Bid Price Rule. If at any time before September 25, 2023, the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with a written confirmation of compliance with the Bid Price Rule.

While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be successful or continue to meet all applicable Nasdaq Capital Market requirements in the future. If our common stock were to be removed from listing with the Nasdaq Capital Market, it may be subject to the so-called “penny stock” rules. The SEC has adopted regulations that define a “penny stock” to be any equity security that has a market price per share of less than $5.00, subject to certain exceptions, such as any securities listed on a national securities exchange, which is the exception on which we currently rely. For any transaction involving a “penny stock,” unless exempt, the rules impose additional sales practice requirements on broker-dealers, subject to certain exceptions. If our common stock were delisted and determined to be a “penny stock,” a broker-dealer may find it more difficult to trade our common stock and an investor may find it more difficult to acquire or dispose of our common stock on the secondary market.

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

A delisting would also reduce the value of our equity compensation plans, which could negatively impact our ability to retain employees.

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

Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, among others:

•	our ability to raise additional money to fund our operations for at least the next 12 months as a going concern;
•	our ongoing evaluation of strategic alternatives;
•	our ability to develop our current product candidates, and any product candidate which we may develop or in-license in the future;
•

delays in the commencement, recruitment and initiation of sites, enrollment of patients, and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;

•	the success of clinical trials of our product candidates;
•	the need to obtain regulatory approval of our product candidates;
•	potential risks related to any collaborations we may enter into for our product candidates;
•	any delays in regulatory review and approval of product candidates in development;
•	our ability to establish an effective sales and marketing infrastructure;
•	competition from existing products or new products that may emerge;
•	the ability to receive regulatory approval or commercialize our products;
•	potential side effects of our product candidates that could delay or prevent commercialization;
•	potential product liability claims and adverse events;
•	potential liabilities associated with hazardous materials;
•	our ability to maintain adequate insurance policies;
•	our dependency on third-party manufacturers and CROs;
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	our ability, our partners’ abilities, and third parties’ abilities to protect and assert intellectual property rights;
•	costs related to and outcomes of potential litigation;
•	compliance with obligations under intellectual property licenses with third parties;
•	our ability to adequately support future growth;
•	our ability to attract and retain personnel, including our executive team, advisors and members of our Board of Directors; and
•

volatility and uncertainty in the global economy and financial markets in light of the possibility of pandemics, global financial and geopolitical uncertainties, including the Russian invasion of and war against the country of Ukraine.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We have incurred losses since our inception, expect to continue to incur losses in the foreseeable future, and may never become profitable.

We have incurred losses since inception. For the years ended December 31, 2022 and 2021, we incurred net operating losses of $11.0 million and $32.7 million, respectively. We have funded our operations since September 1990 principally through the issuance of debt and equity securities and loans from stockholders. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan for pulmonary hypertension and other potential indications,, imatinib for PAH, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

Risks Related to Our Business Strategy and Operations

We are limited in the number of products we can simultaneously pursue and therefore our survival depends on our success with a small number of product opportunities.

We have limited financial resources, so at present we are primarily focusing our resources on developing levosimendan for the treatment of PH-HFpEF, while imatinib for the treatment of PAH remains part of our portfolio. We intend to commit most of our resources to advancing levosimendan to the point it receives regulatory approval for the treatment of pulmonary hypertension in patients with associated HFpEF. Depending on the funds raised and timing of the funding, as well as on decisions made by USPTO, clinical trial results and other information revealed by competitors, and other factors, we will prioritize our funding and other resources. Pending the outcome of our strategic process, if as a consequence of the results of our planned Phase 3 trials, or the results of prior clinical trials performed using levosimendan or imatinib, we are unable to receive regulatory approval of one or both of our existing product candidates, then we may not have resources to pursue development of any other products and our business could terminate.

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, or another coronavirus or similar disrupting illness, may materially and adversely affect our business and our financial results.

The spread of COVID-19, including variant strains, has affected segments of the global economy and healthcare systems and has previously had an adverse impact on our business operations. COVID-19 or a similar global pandemic could in the future, directly or indirectly, materially and adversely affect our operations, including the potential interruption of our clinical trial activities and our supply chain. There could be continuing or new effects of COVID-19 or similar disrupting illnesses to the processes, timelines, resourcing, and other aspects of operations at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates.

Additionally, the continued spread of COVID-19 or similar disrupting illnesses could adversely affect our future clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to respiratory illnesses if an outbreak occurs in their geography. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates.

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

We have historically operated with a limited number of employees. As of the date of this report, we have five full-time employees and one part-time employee. Therefore, institutional knowledge is concentrated within a small number of employees. Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel to continue the development, regulatory approval and commercialization of our product candidates. We will need to hire or contract with additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing, and sales and marketing. Additionally, our future success is highly dependent upon the contributions of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

We face competition from other companies and organizations for qualified personnel. Other companies and organizations with which we compete for personnel may have greater financial and other resources and different risk profiles than we do, and a history of successful development and commercialization of their product candidates. Replacing employees and attracting sufficiently skilled new employees may be difficult and costly, and we may not have other personnel with the capacity to assume all the responsibilities of an existing employee upon his or her departure or to take on the duties necessary to continue growing our company and pursuing our business strategy. If we cannot attract and retain skilled personnel, as needed, we may not achieve our development and other goals.

In addition, the success of our business will depend on our ability to develop and maintain relationships with respected service providers and industry-leading consultants and advisors. If we cannot develop and maintain such relationships, as needed, the rate and success at which we can develop and commercialize product candidates may be limited. In addition, our insourcing and outsourcing strategies, which have included engaging consultants to manage core administrative and operational functions, may subject us to scrutiny under labor laws and regulations, which may divert management time and attention and have an adverse effect on our business and financial condition.

Risks Related to Drug Development and Commercialization

We currently have no approved drug products for sale, and we cannot guarantee that we will ever have marketable drug products.

We currently have no approved drug products for sale. The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a New Drug Application (“NDA”) from the FDA for each product candidate. We have not submitted an NDA or received marketing approval for any of our product candidates, and obtaining approval of an NDA is a lengthy, expensive and uncertain process. In addition, markets outside of the United States also have requirements for approval of drug candidates which we must comply with prior to marketing. Accordingly, we cannot guarantee that we will ever have marketable drug products.

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

We are required to conduct additional clinical trials, which are expensive and time consuming, and the outcome of the trials is uncertain.

We expect to commit a substantial portion of our financial and business resources in the short-term to completing a Phase 3 trial of levosimendan and advancing this product to regulatory approval for use in PH-HFpEF, and potentially other indications. We may in future commit resources to clinical trials for our other product candidates, including imatinib. All of these clinical trials and testing will be expensive and time consuming and the timing of the regulatory review process is uncertain. The applicable regulatory agencies may suspend clinical trials at any time if they believe that the subjects participating in such trials are being exposed to unacceptable health risks. We cannot assure you that we will be able to complete our clinical trials successfully or obtain FDA or other governmental or regulatory approval of our product candidates, or that such approval, if obtained, will not include limitations on the indicated uses for which our product candidates may be marketed. Our business, financial condition and results of operations are critically dependent on obtaining capital to advance our testing program and receiving FDA and other governmental and regulatory approvals of our products. A significant delay in or failure of our planned clinical trials or a failure to achieve these approvals would have a material adverse effect on us and could result in major business and financial setbacks.

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

Nonfinal results from our clinical trials announced or published from time to time on an interim, preliminary, or “top-line” basis, and conclusions that may be drawn from such results, may change as more patient data become available, and these results are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment and treatment extends, and more patient experience is observed. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final and complete data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Any collaboration we enter with third parties to develop and commercialize any future product candidates may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

Pending the outcome of our strategic process, we may enter into collaborations with third parties to develop and commercialize future product candidates. Our dependence on future partners for development and commercialization of our product candidates would subject us to a number of risks, including the following:

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

Delays in the enrollment and completion of clinical testing could significantly affect our ability to gain FDA approval of current product candidates and could significantly increase our future product development costs. The completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which may already be engaged in other clinical trial programs for the same indication as our product candidates or may be required to withdraw from our clinical trial as a result of changing standards of care or may become ineligible to participate in clinical studies. The enrollment and completion of clinical trials can be delayed for a variety of other reasons, including delays related to:

•	reaching agreements on acceptable terms with prospective trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among trial sites;
•	obtaining institutional review board (“IRB”) approval to conduct a clinical trial at numerous prospective sites;
•

recruiting and enrolling patients to participate in clinical trials for a variety of reasons, including meeting the enrollment criteria for our study and competition from other clinical trial programs for the same indication as our product candidates;

•	maintaining and supplying clinical trial material on a timely basis;
•	collecting, analyzing and reporting final data from the clinical trials; and
•

an epidemic which might cause site closures because of infected staff or cause patients to avoid or be unable to travel to healthcare facilities and physicians’ offices unless due to a health emergency;

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

Competition in the pharmaceutical industry in general and in our therapeutic areas in particular is intense and characterized by extensive research efforts and rapid technological progress. Technological developments by competitors, regulatory approval for marketing competitive products, including potential generic or over-the-counter products, or superior marketing resources possessed by competitors could adversely affect the commercial potential of our cardiovascular and pulmonary disease product candidates and could have a material adverse effect on our future revenue and results of operations. We believe that there are numerous pharmaceutical and biotechnology companies, as well as academic research groups throughout the world, engaged in research and development efforts with respect to pharmaceutical products targeted at cardiovascular and pulmonary diseases and conditions addressed by our product pipeline. Developments by others might render our product pipeline obsolete or noncompetitive. Competitors might be able to complete the development and regulatory approval process sooner and, therefore, market their cardiovascular and pulmonary disease products earlier than we can.

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

Our development, marketing and distribution of levosimendan and, potentially in the future, imatinib, are, and will continue to be, subject to extensive regulation, monitoring and approval by the FDA and other regulatory agencies. There are significant risks at each stage of the regulatory scheme.

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

We may not receive all of the anticipated market exclusivity benefits of imatinib’s orphan drug designation, if we prioritize imatinib development in the future.

TNX-201, our proprietary formulation of imatinib mesylate, a kinase inhibitor, received Orphan Drug Designation from the FDA in the second quarter of 2020. Orphan Drug Designation may provide market exclusivity in the United States for seven years if (i) imatinib receives market approval before a competitor using a similar mechanism for the same indication, (ii) we are able to produce sufficient supply to meet demand in the marketplace, and (iii) another product with the same active ingredient is not subsequently deemed clinically superior.

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

Pending the outcome of our ongoing strategic process, even after products are commercialized, we would expect to spend considerable time and money complying with federal and state laws and regulations governing their sale, and, if we are unable to fully comply with such laws and regulations, we could face substantial penalties.

Health care providers, physicians and others would play a primary role in the recommendation and prescription of our clinical products. Our arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we will market, sell and distribute our products. Applicable federal and state health care laws and regulations are expected to include, but not be limited to, the following:

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

Pending the outcome of our ongoing strategic process, our ability to successfully commercialize our products will depend in part on the extent to which governmental authorities, such as Medicare, private health insurers and other organizations establish what we believe to be appropriate coverage and reimbursement for our approved products. The unavailability or inadequacy of third-party payer coverage and reimbursement could negatively affect the market acceptance of our product candidates and the future revenues we may expect to receive from any approved products. The commercial success of our product candidates, if approved, will depend in part on the extent to which the costs of such products will be covered by third-party payers, such as government health programs, commercial insurance and other organizations. Third-party payers are increasingly challenging the prices and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payers do not consider our products to be cost-effective compared to other therapies, we may not obtain coverage for our products after approval as a benefit under the third-party payers’ plans or, even if we do, the level of coverage or payment may not be sufficient to allow us to sell our products on a profitable basis.

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

We have distribution rights in the United States and Canada for levosimendan and worldwide distribution rights to our formulation of imatinib, and in some countries, particularly European Union countries and Canada, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. To obtain or maintain reimbursement or pricing approval in some countries with respect to any product candidate that achieves regulatory approval, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products upon approval, if at all, is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our prospects for generating revenue, if any, could be adversely affected, which would have a material adverse effect on our business and results of operations. Further, if we achieve regulatory approval of any product, we must successfully negotiate product pricing for such product in individual countries. As a result, the pricing of our products, if approved, in different countries may vary widely, thus creating the potential for third-party trade in our products in an attempt to exploit price differences between countries. This third-party trade of our products could undermine our sales in markets with higher prices.

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

We currently maintain limited product liability insurance coverage for our clinical trials in the total amount of $5 million. However, our profitability will be adversely affected by a successful product liability claim in excess of our insurance coverage. There can be no assurance that product liability insurance will be available in the future or be available on reasonable terms.

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

Risks Related to Our Dependence on Third Parties

We have historically, and pending the outcome of our ongoing strategic process, we will continue to rely significantly on third parties to conduct our nonclinical testing and clinical studies and other aspects of our development programs. If those third parties do not satisfactorily perform their contractual obligations or meet anticipated deadlines, the development of our product candidates could be adversely affected.

We do not currently employ personnel or possess the facilities necessary to conduct many of the activities associated with our development programs. We have historically, and pending the outcome of our strategic process, we will continue to engage consultants, advisors, CROs and others to assist in the design and conduct of nonclinical and clinical studies of our product candidates, with interpretation of the results of those studies and with regulatory activities and expect to continue to outsource all or a significant amount of such activities. As a result, many important aspects of our development programs are and will continue to be outside our direct control and our third-party service providers may not perform their activities as required or expected, including the maintenance of Good Laboratory Practices (“GLP”) or Good Clinical Practices (“GCP”) compliance, which are ultimately our responsibility to ensure. Further, such third parties may not be as committed to the success of our programs as our own employees and, therefore, may not devote the same time, thoughtfulness, or creativity to completing projects or problem-solving as our own employees would. To the extent we are unable to successfully manage the performance of third-party service providers, our business may be adversely affected.

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

To potentially manufacture imatinib in the future, we have contracted with various third-party suppliers and clinical manufacturing organizations (“CMOs”) making us highly dependent on these CMOs. We do not at present have alternative CMOs planned or contracted to back up our primary vendors of clinical trial material or, if approved, commercial supply material. Identification of and discussions with other CMOs may be protracted and/or unsuccessful, or these new CMOs may be unsuccessful in producing the same results as the current primary CMOs producing the material. Therefore, if our primary CMOs become unable or unwilling to perform their required activities, we could experience protracted delays or interruptions in the supply of clinical trial material and, ultimately, product for commercial sale, which would materially and adversely affect our development programs, commercial activities, operating results and financial condition. In addition, the FDA or regulatory authorities outside of the United States may require us to have an alternate manufacturer of a drug product before approving any product candidate for marketing and sale in the United States or abroad. Securing such alternate manufacturer, if possible, could result in considerable additional time and cost prior to approval.

We currently have no marketing capabilities and no sales organization. Pending the outcome of our ongoing strategic process, if we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our products, if approved, or generate product revenue.

Pending the outcome of our strategic process, to commercialize our products, if approved, in the United States and other jurisdictions in which we may seek approvals, we must build our marketing, sales, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. We have not decided upon a commercialization strategy in these areas. We have no experience in the sale and marketing of approved medical products and marketing the licensing of such products before FDA or other regulatory approval. We do not know of any third party that is prepared to distribute our products should they be approved. If we decide to establish our own commercialization capability, we will need to recruit, train and retain a marketing staff and sales force with sufficient technical expertise. We do not know whether we can establish a commercialization program at a cost that is acceptable in relation to revenue or whether we can be successful in commercializing our product. Factors that may inhibit our efforts to commercialize our products directly and without strategic partners include:

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

We are pursuing a multi-faceted IP strategy for levosimendan that includes filing patent applications in the U.S. and Canada that, if granted, could protect various uses and formulations of levosimendan In January 2022, the USPTO granted Tenax Therapeutics a patent protecting claims for different uses of various cyclodextrin-based subcutaneous formulations of levosimendan, including a claim for its use in the treatment of PH-HFpEF patients. In addition, we received in March 2023 another patent protecting the use of levosimendan in treatment of PH-HFpEF.

Our strategy to maximize market exclusivity for imatinib relies on two forms of exclusivity. First, we have been granted Orphan Drug Designation for the treatment of PAH by the FDA which would provide seven years of regulatory exclusivity in the U.S. if our imatinib formulation is the first to receive FDA approval for PAH. In addition, we expect to file one or more patent applications to cover patentable subject matter that may result from our imatinib development. If granted, a patent would provide protection for 20 years from its filing date.

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

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents by others covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the U.S. Patent and Trademark Office (the “USPTO”) to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions.

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
•

general economic and market conditions, including as a result of epidemics or other disruptive events broadly affecting society, and as a result of geopolitical uncertainties, including the Russian invasion of and war against the country of Ukraine.

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

Certain provisions in our Certificate of Incorporation, as amended (the “Charter”), and our Third Amended and Restated Bylaws (the “Bylaws”) may make it difficult for a third party to acquire, or attempt to acquire, control of the Company, even if a change in control was considered favorable by the stockholders. For example, our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock. The Board can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

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

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, any North Carolina state court that has jurisdiction, or the Delaware Court of Chancery shall, to the fullest extent permitted by law, be the sole and exclusive forum for any internal corporate claims, including without limitation (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of us to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, and (iv) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said court having personal jurisdiction over the indispensable parties named as defendants in such action. This provision would not apply to suits brought to enforce a duty or liability created by the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) or the Securities Act of 1933, as amended (the “Securities Act”), or any other claim for which federal courts have exclusive jurisdiction.

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

We have never declared or paid any cash dividends on shares of our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.

We have U.S. federal net operating loss carryforwards (“NOLs”), which expire in various years if not utilized. In addition, we have federal research and development credit carryforwards. The federal research and development credit carryforwards expire in various years if not utilized. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not performed a formal study to determine whether any of our NOLs are subject to these limitations. We have recorded deferred tax assets for our NOLs and research and development credits and have recorded a full valuation allowance against these deferred tax assets. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results in the event that we attain profitability.

ITEM 1B—UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this Item.

ITEM 2—PROPERTIES

We own no real property. Beginning November 1, 2022, we maintain a membership providing dedicated office space, as well as shared services and shared space for meetings, catering, and other business activities, at our principal executive office relocated to 101 Glen Lennox Drive, Suite 300, Chapel Hill, North Carolina 27517. The current rent is approximately $750 per month.

On February 7, 2023, we entered into a Lease Termination Agreement with CCP Concourse, LLC, a Virginia limited liability company (the “Landlord”) with respect to the Company’s prior principal executive office lease (the “Prior Lease). The Prior Lease, as amended, was originally entered into on January 27, 2011 and would have terminated on June 30, 2024. As consideration for the Landlord’s entry into the Lease Termination Agreement, including a release of any claims the Landlord may have had against the Company under the Prior Lease, the Company has paid the Landlord $169,867.41. Pursuant to the Lease Termination Agreement, effective February 8, 2023, the Company has no remaining rent or further obligations to the Landlord pursuant to the Prior Lease.

ITEM 3—LEGAL PROCEEDINGS

We are subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on our consolidated financial statements.

ITEM 4— MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS

The following table sets forth information concerning our executive officers as of March 28, 2023:

Name	Age	Position
Christopher T. Giordano	48	President and Chief Executive Officer
Eliot M. Lurier, CPA	64	Interim Chief Financial Officer
Stuart Rich, MD	73	Chief Medical Officer

Christopher T. Giordano joined the Company as our Chief Executive Officer and a member of our Board of Directors in July 2021 and became President and Chief Executive Officer in October 2021. From March 2018 to July 2021, he served as President of IQVIA Biotech LLC and IQVIA MedTech Inc., a provider of integrated clinical and commercial solutions to medical device and small biotech companies, where he led an executive team that managed a clinical trial portfolio that grew from 250 to 400 active projects during his three years of leadership. Prior to that role, from August 2008 to March 2018, Mr. Giordano held roles of increasing responsibility at Quintiles Transnational Holdings Inc., a provider of pharmaceutical outsourcing services (acquired by IMS Health Holdings, Inc. in October 2016 to become IQVIA Holdings Inc.), and was most recently Global Vice President of the cardiovascular, renal, and metabolic group. From January 2001 to July 2008, Mr. Giordano served in various sales and operational roles at PPD, Inc., a global clinical research organization. Mr. Giordano holds a B.A. (summa cum laude) in English from the University of San Diego and a M.A. in English from the University of North Carolina at Chapel Hill.

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

Stuart Rich, MD has served as our Chief Medical Officer since January 2021 and a director since February 2021. Dr. Rich joined the Company from PHPM, where he was a co-founder and held the positions of Chief Executive Officer and Director from October 2018 until PHPM’s merger with the Company in January 2021. Beginning July 2015, Dr. Rich has served as Professor of Medicine (and since 2021, Professor Emeritus) at Northwestern University Feinberg School of Medicine. He was co-founder and a Trustee of the Pulmonary Vascular Research Institute from 2006 until 2013, a U.K. based charity. Since July 2015, he has also served as a Director of the Pulmonary Vascular Disease Program at the Bluhm Cardiovascular Institute, a U.K. based charity, and since January 2011, he has served as Director of the Cardiovascular Medical and Research Foundation, a U.S. based charity. He was a standing member of the Cardiovascular and Renal Advisory Committee of the U.S. Food and Drug Administration from 2002 through 2013. Prior to Northwestern University, Dr. Rich was Professor of Medicine at the Section of Cardiology of the University of Chicago Pritzker School of Medicine from September 2004 to July 2015. Dr. Rich also served as the Chief Medical Officer (part-time) of United Therapeutics from October 2003 until December 2004. He was Professor of Medicine at the Rush Heart Institute of the Rush University School of Medicine from July 1996 to September 2004 and Professor of Medicine and Chief of the Section of Cardiology at the University of Illinois College of Medicine in Chicago from July 1980 to July 1996. Dr. Rich received his B.S. in Biology at the University of Illinois and his M.D. at Loyola University Stritch School of Medicine, and he completed his residency in medicine at the Washington University of St. Louis and his fellowship in cardiology at the University of Chicago.

DIRECTORS

Gerald T. Proehl, Director and Chairman

Founder, President, Chief Executive Officer and Chair of the Board of Directors, Dermata Therapeutics, Inc.

June Almenoff, MD, PhD, Director

Chief Medical Officer, RedHill Biopharma Inc.

Michael Davidson, MD, Director

Chief Executive Officer, New Amsterdam Pharma B.V.

Declan Doogan, MD, Director

Co-founder and Chief Medical Officer, Juvenescence Ltd.

Christopher T. Giordano, Chief Executive Officer, President and Director

Tenax Therapeutics, Inc.

Robyn M. Hunter, Director

Global Chief Financial Officer, Sotio Biotech Inc.

Stuart Rich, MD, Chief Medical Officer and Director

Tenax Therapeutics, Inc.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Number of Stockholders

Our common stock is listed on the Nasdaq Capital Market under the symbol “TENX”.

Based upon information furnished by our transfer agent, as of March 28, 2023, there were approximately 1,339 holders of record of our common stock.

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

Repurchases of Common Stock

None.

Unregistered Sales of Equity Securities

During the year ended December 31, 2022, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Business Strategy

Having carefully considered alternatives within the ongoing strategic process announced in September 2022, and having raised capital to fund the Company through to the first quarter of 2024, the Company has recently elected to prioritize the Phase 3 testing of levosimendan, ahead of imatinib, with plans to commence a levosimendan Phase 3 study in 2023. Supporting this strategic decision is a U.S. Patent issued in March 2023, covering the use of IV levosimendan in patients with PH-HFpEF. This patent is the second levosimendan patent granted to Tenax since the start of 2022, and Tenax believes it provides strong precedent for the ongoing review of a third patent which may be granted in 2023 or 2024. This prioritization of the Phase 3 testing of levosimendan places the start of a Phase 3 imatinib trial likely outside the 2023 timeframe, pending fundraising to support that trial, as well as other strategic considerations.

The Company took steps to reduce its monthly operating expenses and conserve cash, as it commenced exploring strategic alternatives in late 2022. The Company has cancelled substantially all of its non-essential operating expenses such as consulting, its office lease, and dues and subscriptions and office supplies associated with that leased office.

Pending the outcome of our ongoing strategic process, the key elements of our business strategy are outlined below.

Efficiently conduct clinical development to establish clinical proof of principle in new indications, refine formulation, and commence Phase 3 testing of our current product candidates.

Levosimendan and imatinib have been approved and prescribed around the world for more than 20 years, but we believe their mechanisms of action have not been fully exploited, despite promising evidence they may significantly improve the lives of patients with pulmonary hypertension. We are conducting clinical development with the intent to establish proof of beneficial activity in cardiopulmonary diseases in which these therapeutics would be expected to have benefit for patients with diseases for which either no pharmaceutical therapies are approved at all, or in the case of PAH, where numerous expensive therapies generally offer a modest reduction of symptoms. Our focus is primarily on designing and executing formulation improvements, protecting these innovations with patents and other forms of exclusivity, and employing innovative clinical trial science to establish a robust foundation for subsequent development, product approval, and commercialization. We intend to submit marketing authorization applications following either one or two Phase 3 trials of levosimendan and, when appropriate, a single Phase 3 trial of imatinib. Our trials are designed to incorporate and reflect advanced clinical trial design science and the regulatory and advisory experience of our team. We intend to continue partnering with innovative companies, renowned biostatisticians and trialists, medical leaders, formulation and regulatory experts, and premier clinical testing organizations to help expedite development, and continue expanding into complementary areas when opportunities arise through our development, research, and discoveries. We also intend to continue outsourcing when designing and executing our research.

Efficiently explore new high-potential therapeutic applications, in particular where expedited regulatory pathways are available, leveraging third-party research collaborations and our results from related areas.

Levosimendan has shown promise in multiple disease areas in the two decades following its approval. Our own Phase 2 study and open-label extension has demonstrated that a formerly under-appreciated mechanism of action of levosimendan, its property of relaxing the venous circulation, brings about durable improvements in exercise capacity and quality of life, as well as other clinical assessments, in patients with heart failure with PH-HFpEF. We believe this patient population today has no pharmaceutical therapies available and we are committed to exploring potential clinical indications where our therapies may achieve best-in-class profile, and where we can address significant unmet medical needs.

We believe these factors will support approval by the FDA of these product candidates based on positive Phase 3 data. Through our agreement with our licensor, Orion, the originator of levosimendan for acute decompensated heart failure, we have access to a library of ongoing and completed trials and research projects, including certain documentation, which we believe, in combination with positive Phase 3 data we hope to generate in at least one indication, will support FDA approval of levosimendan. Likewise, the regulatory pathway for approval of imatinib for the treatment of PAH, as formulated by Tenax Therapeutics at the dose shown to be effective in a prior Phase 3 trial conducted by Novartis, allows Tenax to build on the dossier of research results already reviewed by the FDA. In order to achieve our objectives of developing these medicines for new groups of patients, we have established collaborative research relationships with investigators from leading research and clinical institutions, and our strategic partners. These collaborative relationships have enabled us to explore where our product candidates may have therapeutic relevance, gain the advice and support of key opinion leaders in medicine and clinical trial science, and invest in development efforts to exploit opportunities to advance beyond current clinical care. Additionally, we believe we will be able to leverage clinical safety data and preclinical results from some programs to support accelerated clinical development efforts in other areas, saving substantial development time and resources compared to traditional drug development.

Continue to expand our intellectual property portfolio.

Our intellectual property, and the confidentiality of all our Company information, is important to our business and we take significant steps to help protect its value. Our research and development efforts, both through internal activities and through collaborative research activities with others, aim to develop new intellectual property and enable us to file patent applications that cover new applications of our existing technologies, alone or in combination with existing therapies, as well as other product candidates.

Notice of Allowance and Patent

On February 1, 2023, the Company announced it was granted a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for its patent application with claims covering the use of IV levosimendan (TNX-101) in the treatment of PH-HFpEF. This patent was issued on March 21, 2023. At present, we have two patents pending, with additional decisions expected in 2023.

.

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

Historically, we have financed our operations principally through equity and debt offerings, including private placements and loans from our stockholders. Based on our current operating plan, there is substantial doubt about our ability to continue as a going concern. Management has implemented certain cost-cutting measures as described above and is actively exploring a diverse range of strategic options to help drive stockholder value including, among other things, capital raises, a sale of our Company, merger, one or more license agreements, a co-development agreement, a combination of these, or other strategic transactions; however, there is no assurance that these efforts will result in a transaction or other alternative or that any additional funding will be available. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities and through collaboration and licensing agreements, to support our future operations. If we are unable to complete a strategic transaction or secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs.

COVID-19

The COVID-19 pandemic or similar epidemics could in the future, directly or indirectly, adversely impact our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to such illnesses, which could negatively impact our trials, increase our operating expenses, and have a material adverse effect on our financial results. We will continue to assess the potential impact of the COVID-19 pandemic on our business and operations, including our clinical operations and manufacturing activities.

Comparison of Our Results of Operations for the Years Ended December 31, 2022 and 2021

	The year ended December 31,		Increase/(Decrease)
	2022	2021

Operating expenses
General and administrative	$5,675,231	$7,580,847	(1,905,616)
Research and development	5,377,412	25,147,394	(19,769,982)
Total operating expenses	11,052,643	32,728,241	(21,675,598)

General and Administrative Expenses

General and administrative expenses were $5.7 million for the year ended December 31, 2022, compared to $7.6 million for the same period in 2021. General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the years ended December 31, 2022 and 2021, respectively, are as follows:

	Year ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2022	2021
Personnel costs	$2,370,362	$4,952,334	$(2,581,972)	(52)%
Legal and professional fees	2,369,126	1,770,483	598,643	34%
Other costs	782,023	698,473	83,550	12%
Facilities	153,720	159,557	(5,837)	(4)%

Personnel costs decreased approximately $2.6 million for the year ended December 31, 2022, compared to the same period in the prior year. The decrease was primarily due to approximately $1.2 million in severance costs associated with the departure from the Company of the former CEO and other employees in 2021, as well as approximately $266,000 in noncash compensation expense resulting from the modification of the former CEO’s outstanding stock options and the grant of an additional stock option on his separation date.

Legal and professional fees increased approximately $599,000 for the year ended December 31, 2022, compared to the same period in the prior year. Professional fees consist of the costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors.

Legal fees increased approximately $245,000 for the year ended December 31, 2022, as compared to the same period in the prior year. The increase was primarily due to capital market activities and IP related costs.

Professional fees increased approximately $354,000 for the year ended December 31, 2022, compared to the same period in the prior year. The increase was primarily attributable to increased consulting fees offset by a decrease in accounting, capital markets, and investor relations costs.

Other costs increased approximately $84,000 for the year ended December 31, 2022, compared to the same period in the prior year. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. The increase was primarily attributable to increased costs for insurance offset by decreases in franchise and other taxes.

Facilities costs include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs remained relatively unchanged for the years ended December 31, 2022 and 2021.

Research and Development Expenses

Research and development expenses were $5.4 million for the year ended December 31, 2022 as compared to $25.1 million for the same period in the prior year. Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the years ended December 31, 2022 and 2021, respectively, are as follows:

	Year ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2022	2021
Clinical and preclinical development	$4,657,916	$2,653,571	$2,004,345	76%
Personnel costs	684,451	689,183	(4,732)	(1)%
Other costs	35,046	21,804,640	(21,769,594)	(100)%

Clinical and preclinical development costs increased approximately $2.0 million for the year ended December 31, 2022 as compared to the same period in the prior year. Clinical and preclinical development costs consist of expenses associated with our Phase 2 HELP Study for levosimendan, which was completed during fiscal year 2020, the ongoing open label extension phase of this study, costs associated with our intravenous-to-oral levosimendan transition study, and development costs associated with the formulation for imatinib. The increase is primarily attributable to approximately $2.8 million in expenditures for CRO and development costs associated with imatinib offset by decreased costs of approximately $800,000 related to our modified release imatinib.

Personnel costs decreased $4,732 for the year ended December 31, 2022, as compared to the same period in the prior year. The decrease is primarily attributable to increased compensation costs offset by a decrease in annual bonus expense.

Other costs decreased approximately $21.8 million for the year ended December 31, 2022, as compared to the same period in the prior year. The decrease is primarily attributable to the recognition of in-process research and development acquired as part of the merger with PHPM in the prior period. There were no such expenses incurred in the current year.

Other Income and Expense

Other income and expense include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include, but are not limited to, changes in the fair value of financial assets and derivative liabilities, interest income earned and fixed asset disposals. Other income decreased approximately $246,000 for the year ended December 31, 2022, compared to the same period in the prior year. This increase is due primarily to the forgiveness of our loan pursuant to the Paycheck Protection Program (“PPP Loan”) in the prior period.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and, as of December 31, 2022, we had an accumulated deficit of approximately $290 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan and imatinib for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of approximately $3.2 million and $5.7 million and working capital of approximately $1.4 million and $4.1 million as of December 31, 2022 and December 31, 2021, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

Clinical and Preclinical Product Development

We are currently concluding an open label extension phase of the levosimendan HELP clinical trial, during which patients were transitioned from an intravenous to oral formulation of levosimendan for the treatment of pulmonary hypertension. We are also developing a new formulation of imatinib. Our ability to continue to pursue development of our products beyond the first quarter of calendar year 2024 will depend on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining any necessary resources.

The COVID-19 pandemic or a similar epidemic could in the future, directly or indirectly, adversely affect our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to respiratory illnesses if an outbreak occurs in their geography. Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, or if the patients become infected with COVID-19 themselves, which would delay our ability to complete our clinical trials or release clinical trial results. See “Item 1A – Risk Factors” above for additional discussion.

Financings

On February 3, 2023, we sold in a registered public offering (i) an aggregate of 6,959,444 shares of our common stock and pre-funded warrants to purchase an aggregate of 1,707,222 shares of our common stock and (ii) accompanying warrants to purchase up to an aggregate of 17,333,332 shares of our common stock at a combined offering price of $1.80 per share of common stock and associated warrant, or $1.799 per pre-funded warrant and associated warrant, resulting in gross proceeds to the Company of approximately $15.6 million. Net proceeds of the offering were approximately $14.1 million, after deducting the placement agent fees and estimated offering expenses payable by the Company.

On May 17, 2022, we sold 529,802 units in a private placement at a purchase price of $15.50 per unit for net proceeds of approximately $7.9 million. Each unit consisted of one unregistered pre-funded warrant to purchase one share of our common stock and one unregistered warrant to purchase one share of common stock.

On July 6, 2021, we sold 238,664 units in a private placement at a purchase price of $41.90 per unit for net proceeds of approximately $10 million. Each unit consisted of one unregistered pre-funded warrant to purchase one share of our common stock and one unregistered warrant to purchase one share of common stock.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2022	2021
Net cash (used in) operating activities	$(12,012,873)	$(10,856,203)
Net cash (used in) provided by investing activities	(2,323)	452,609
Net cash provided by financing activities	8,554,956	9,737,275

Net cash (used in) operating activities

Net cash used in operating activities was approximately $12.0 million for the year ended December 31, 2022 compared to approximately $10.9 million for the year ended December 31, 2021. The increase in cash used for operating activities was primarily due to an increase in our annual insurance premiums, trade accounts payable and accrued compensation as compared to the prior year.

Net cash (used in) provided by investing activities

Net cash used in or provided by investing activities was approximately $(2,323) for the year ended December 31, 2022, compared to approximately $454,000 in the year ended December 31, 2021. The decrease in cash provided by investing activities was primarily due to the purchase of fixed assets in the current period offset by sale of marketable securities in the prior period.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $8.6 million for the year ended December 31, 2022 and is primarily attributable to net proceeds from the sale of stock units in our May 2022 private placement of $7.9 million and the exercise of stock warrants of $0.6 million.

 Net cash provided by financing activities was approximately $9.7 million for the year ended December 31, 2021 and is primarily attributable to net proceeds from the sale of stock units in our July 2021 private placement of $9.2 million and the exercise of stock warrants of $0.5 million.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements will depend on many factors that include, but are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

•	the outcome, timing and cost of regulatory approvals and the regulatory approval process;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future collaboration, licensing, consulting or other arrangements that we may enter into;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies;

•	delays that may be caused by the global coronavirus pandemic or similar global societal disruptions; and

•	the possible costs of litigation.

Based on our working capital on December 31, 2022, and the financing completed on February 7, 2023 we believe we have sufficient capital on hand to continue to fund operations through to the first quarter of calendar year 2024.

We will need substantial additional capital beyond the first quarter of calendar year 2024 and in the future in order to complete the regulatory approval and commercialization of levosimendan as well as to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses. As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our December 31, 2022 consolidated financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and make it more difficult to obtain financing.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board, or the FASB, issued an accounting standard intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740, Income Taxes, and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. We adopted this standard on January 1, 2021. Our adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

Based on their evaluation, our President and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2023 Annual Meeting of Stockholders currently scheduled to be held on June 9, 2023, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The information required by this Item concerning our Audit and Compliance Committee is incorporated by reference from the section captioned “Corporate Governance Matters—Standing Committees—Audit and Compliance Committee” contained in our proxy statement related to the 2023 Annual Meeting of Stockholders.

We have adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) applicable to all of our officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. A copy of this Code of Ethics is available free of charge and is posted on our website at http://investors.tenaxthera.com/corporate-governance. In the event the Code of Ethics is revised, or any waiver is granted under the Code of Ethics with respect to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions, notice of such revision or waiver will be posted on our website or disclosed on a current report on Form 8-K as required.

The information required by this Item concerning our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K.

The information required by this Item, if any, concerning compliance with Section 16(a) of the Exchange Act will be incorporated by reference from the section of the proxy statement captioned “Delinquent Section 16(a) Reports”.

ITEM 11— EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation” and “Director Compensation” in our proxy statement.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Plan category
Equity compensation plans approved by security holders:
2022 Stock Incentive Plan	28,163	$12.40	77,616

2016 Stock Incentive Plan, as amended	23,373	$40.13	--

Amended and Restated 1999 Amended Stock Plan, as amended	936	$1,123.00	--

Equity compensation plans not approved by security holders:

Plan for Employee Inducement Stock Option Grants	25,000	$37.50	--

Total	77,472	$42.21	77,616

The other information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in our proxy statement.

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

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

i.	Financial Statements:

The financial statements of the Company and the related reports of the Company’s independent registered public accounting firm thereon have been filed under Item 8 hereof.

ii.	Financial Statement Schedules:

None.

iii.	Exhibit Index

The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger between Synthetic Blood International, Inc. and Oxygen Biotherapeutics, Inc. dated April 28, 2008.	8-K	002-31909	2.01	June 30, 2008

2.2	Asset Purchase Agreement by and between Oxygen Biotherapeutics, Inc., Life Newco, Inc., Phyxius Pharma, Inc., and the stockholders of Phyxius Pharma, Inc. dated October 21, 2013.	8-K	001-34600	2.1	October 25, 2013

2.3	Agreement and Plan of Merger among PHPrecisionMed Inc., Tenax Therapeutics, Inc., Life Newco II, Inc., and Dr. Stuart Rich dated January 15, 2021.	8-K	001-34600	2.1	January 19, 2021

3.1.1	Certificate of Incorporation of Oxygen Biotherapeutics, Inc., dated April 17, 2008.	8-K	002-31909	3.01	June 30, 2008

3.1.2	Certificate of Amendment of the Certificate of Incorporation, effective November 9, 2009.	8-K	002-31909	3.1	November 13, 2009

3.1.3	Certificate of Amendment of the Certificate of Incorporation, effective May 10, 2013.	8-K	001-34600	3.1	May 15, 2013

3.1.4	Certificate of Amendment of the Certificate of Incorporation, effective September 19, 2014.	10-Q	001-34600	3.4	December 15, 2014

3.1.5	Certificate of Amendment of the Certificate of Incorporation, effective February 23, 2018.	8-K	001-34600	3.1	February 23, 2018

3.2	Certificate of Designation of Series A Convertible Preferred Stock, dated December 10, 2018.	8-K	001-34600	4.1	December 11, 2018

3.3	Certificate of Designation of Series B Convertible Preferred Stock, dated January 15, 2021.	8-K	001-34600	4.1	January 19, 2021

3.4	Third Amended and Restated Bylaws.	10-Q	001-34600	3.1	September 9, 2015

4.1	Specimen Stock Certificate.	10-K	001-34600	4.1	July 23, 2010

4.2	Representative’s Warrant to Purchase Shares of Common Stock, dated December 11, 2018.	8-K	001-34600	4.2	December 11, 2018

4.3	Form of Warrant to Purchase Shares of Common Stock, dated December 11, 2018.	8-K	001-34600	4.3	December 11, 2018

4.4	Warrant Agency Agreement, dated December 11, 2018	8-K	001-34600	4.4	December 11, 2018

4.5	Form of Pre-Funded Warrant, dated March 13, 2020.	8-K	001-34600	4.1	March 13, 2020

4.6	Form of Unregistered Warrant, dated March 13, 2020.	8-K	001-34600	4.2	March 13, 2020

4.7	Form of Placement Agent Warrant, dated March 13, 2020.	8-K	001-34600	4.3	March 13, 2020

4.8	Form of Pre-Funded Warrant, dated July 6, 2020.	8-K	001-34600	4.1	July 8, 2020

4.9	Form of Unregistered Warrant, dated July 6, 2020.	8-K	001-34600	4.2	July 8, 2020

4.10	Form of Placement Agent Warrant, dated July 6, 2020.	8-K	001-34600	4.3	July 8, 2020

4.11	Form of Unregistered Pre-Funded Warrant, dated July 6, 2021.	8-K	001-34600	4.1	July 8, 2021

4.12	Form of Unregistered Warrant, dated July 6, 2021.	8-K	001-34600	4.2	July 8, 2021

4.13	Form of HCW Warrant, dated July 6, 2021.	8-K	001-34600	4.3	July 8, 2021

4.14	Form of Pre-Funded Warrant (2022)	8-K	001-34600	4.1	May 20, 2022

4.15	Form of Series E Common Stock Warrant (2022)	8-K	001-34600	4.2	May 20, 2022

4.16	Warrant Amendment Agreement, dated as of May 17, 2022, by and between the Company and the Investor	8-K	001-34600	4.3	May 20, 2022

4.17	Description of Common Stock.	-	-	-	Filed herewith

10.1.1+	1999 Amended Stock Plan, as amended and restated June 17, 2008.	10-K	002-31909	10.15	August 13, 2008

10.1.2+	Amendment No. 1 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan.	10-K	001-34600	10.19	July 29, 2014

10.1.3+	Amendment No. 2 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan.	10-K	001-34600	10.20	July 29, 2014

10.1.4+	Form of Option issued to Executive Officers and Directors.	10-K	002-31909	10.5	August 13, 2004

10.1.5+	Form of Option issued to Employees.	10-K	002-31909	10.6	August 13, 2004

10.1.6+	Form of Option Agreement with Form of Notice of Grant.	10-K	001-34600	10.9	March 16, 2017

10.2.1	Lease Agreement for North Carolina Corporate Office.	10-Q	001-34600	10.6	March 21, 2011

10.2.2	First Amendment to Lease Agreement for North Carolina Corporate Office.	10-K	001-34600	10.74	March 14, 2016

10.3+	Form of Indemnification Agreement.	10-K	001-34600	10.36	July 15, 2011

10.4.1*	License Agreement dated September 20, 2013 by and between Phyxius Pharma, Inc. and Orion Corporation.	10-Q	001-34600	10.3	March 17, 2014

10.4.2*	Amendment to License Agreement, dated as of October 9, 2020, by and between Tenax Therapeutics, Inc. and Orion Corporation.	8-K	001-34600	10.1	October 15, 2020

10.4.3*	Amendment to the License Agreement of September 20, 2013 by and between Tenax Therapeutics, Inc. and Orion Corporation, dated as of January 25, 2022.	8-K	001-34600	10.1	January 28, 2022

10.5+	Description of Non-Employee Director Compensation, effective June 15, 2015.	10-Q	001-34600	10.1	September 9, 2015

10.6.1+	2016 Stock Incentive Plan.	10-Q	001-34600	10.1	August 9, 2016

10.6.2+	Amendment No. 1 to 2016 Stock Incentive Plan.	10-Q	001-34600	10.1	August 14, 2019

10.6.3+	Amendment No. 2 to 2016 Stock Incentive Plan.	10-Q	001-34600	10.1	August 16, 2021

10.6.4+	Form of Option issued to Non-Employee Directors under 2016 Stock Incentive Plan.	10-Q	001-34600	10.2	August 14, 2018

10.6.5+	Form of Option issued to Employees and Contractors under 2016 Stock Incentive Plan.	10-Q	001-34600	10.3	August 14, 2018

10.6.6+	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan.	10-Q	001-34600	10.4	August 14, 2018

10.7	Form of Securities Purchase Agreement, dated as of March 11, 2020, by and between Tenax Therapeutics, Inc. and the investor identified on the signature page thereto.	8-K	001-34600	10.1	March 13, 2020

10.8	Form of Securities Purchase Agreement for Class C Units and Class D Units, dated as of July 6, 2020, by and between Tenax Therapeutics, Inc. and the Investor.	8-K	001-34600	10.1	July 8, 2020

10.9	Form of Securities Purchase Agreement for Class E Units and Class F Units, dated as of July 6, 2020, by and between Tenax Therapeutics, Inc. and the Investor.	8-K	001-34600	10.2	July 8, 2020

10.10	Form of Registration Rights Agreement, dated as of July 6, 2020, by and between Tenax Therapeutics, Inc. and the Investor.	8-K	001-34600	10.3	July 8, 2020

10.11+	Executive Employment Agreement with Dr. Stuart Rich dated January 15, 2021.	8-K	001-34600	10.1	January 19, 2021

10.12	Securities Purchase Agreement for Unregistered Pre-Funded Warrant, dated as of July 6, 2021 by and between Tenax Therapeutics, Inc. and the Investor.	8-K	001-34600	10.1	July 8, 2021

10.13	Registration Rights Agreement, dated July 6, 2021, by and between Tenax Therapeutics, Inc. and the Investor.	8-K	001-34600	10.2	July 8, 2021

10.14+	Executive Employment Agreement dated July 6, 2021, by and between Tenax Therapeutics, Inc. and Christopher T. Giordano.	8-K	001-34600	10.4	July 8, 2021

10.15+	Plan for Employee Inducement Stock Options adopted July 6, 2021 with Form of Stock Option Agreement.	8-K	001-34600	10.5	July 8, 2021

10.16 +*	Consulting Agreement dated October 14, 2021, by and between Tenax Therapeutics, Inc. and Danforth Advisors, LLC.	10-K	001-34600	10.20	March 29, 2022

10.17	Securities Purchase Agreement for Units, dated as of May 17, 2022, by and between the Company and the Investor	8-K	001-34600	10.1	May 20, 2022

10.18	Registration Rights Agreement, dated as of May 17, 2022, by and between the Company and the Investor	8-K	001-34600	10.2	May 20, 2022

10.19+	Tenax Therapeutics, Inc. 2022 Stock Incentive Plan	8-K	001-34600	10.1	June 10, 2022

10.20+	Form of Tenax Therapeutics, Inc. Notice of Stock Option Grant and Award Agreement	8-K	001-34600	10.2	June 10, 2022

10.21	Waiver dated June 13, 2022	8-K	001-34600	10.1	June 16, 2022

21.1	List of Subsidiaries of Registrant.	-	-	-	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	-	-	-	Filed herewith

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	Furnished herewith

32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	Furnished herewith

101.INS	XBRL Instance Document.	-	-	-	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed herewith

__

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

Date: March 30, 2023	TENAX THERAPEUTICS, INC.
	By:	/s/ Eliot M. Lurier
Eliot M. Lurier Interim Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher T. Giordano	President and Chief Executive Officer and Director	March 30, 2023
Christopher T. Giordano	(Principal Executive Officer)

/s/ Eliot M. Lurier	Interim Chief Financial Officer	March 30, 2023
Eliot M. Lurier	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gerald Proehl	Chairman of the Board and Director	March 30, 2023
Gerald Proehl

/s/ June Almenoff, MD	Director	March 30, 2023
June Almenoff, MD

/s/ Michael Davidson, MD	Director	March 30, 2023
Michael Davidson, MD

/s/ Declan Doogan, MD	Director	March 30, 2023
Declan Doogan, MD

/s/ Robyn M. Hunter	Director	March 30, 2023
Robyn M. Hunter

/s/ Stuart Rich, MD	Director	March 30, 2023
Stuart Rich, MD

TENAX THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Tenax Therapeutics, Inc

Chapel Hill, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tenax Therapeutics, Inc and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Capital Raise Transaction Involving Equity Instruments
Description of Matter

As disclosed in Note F to the consolidated financial statements, the Company participated in a significant capital raise transaction during the year which involved the issuance of shares of the Company’s common stock, unregistered pre-funded warrants, and unregistered common stock warrants to purchase shares of the Company’s common stock. The accounting for the transaction was complex and a valuation of the freestanding warrants was required, which involved estimation of the fair value, and evaluation of the appropriate classification of both the pre-funded warrants and common stock warrants in the consolidated financial statements.

How We Addressed the	Our audit procedures included the following:
Matter in Our Audit
	•	We obtained an understanding of the internal controls and processes in place over management’s process for recording transactions involving equity instruments.

	•	We obtained and read the underlying agreements.

	•	We confirmed shares outstanding with the stock transfer agent as of December 31, 2022.

	•	We verified proper approval of equity transactions by the Board of Directors.

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

Raleigh, North Carolina

March 30, 2023

TENAX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$2,123,682	$5,583,922
Prepaid expenses	738,927	105,078
Other current assets	345,856	-
Total current assets	3,208,465	5,689,000
Right of use asset	179,503	287,692
Property and equipment, net	7,189	7,108
Other assets	9,552	8,435
Total assets	$3,404,709	$5,992,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$448,425	$859,638
Accrued liabilities	775,045	704,340
Note Payable	624,302	-
Total current liabilities	1,847,772	1,563,978
Long term liabilities
Lease liability	64,196	183,589
Total long term liabilities	64,196	183,589
Total liabilities	1,911,968	1,747,567

Commitments and contingencies; see Note 7
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares; See Note 8
Series A Preferred stock, par value $.0001, issued 5,181,346 shares; outstanding 210, as of December 31, 2022 and December 31, 2021, respectively	-	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 2,291,809 as of December 31, 2022 and 1,260,346 as of December 31, 2021	4,584	2,521
Additional paid-in capital	291,030,237	282,736,332
Accumulated deficit	(289,542,080)	(278,494,185)
Total stockholders’ equity	1,492,741	4,244,668
Total liabilities and stockholders' equity	$3,404,709	$5,992,235

The accompanying notes are an integral part of these Consolidated Financial Statements

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	The year ended December 31,
	2022	2021

Operating expenses
General and administrative	$5,675,231	$7,580,847
Research and development	5,377,412	25,147,394
Total operating expenses	11,052,643	32,728,241

Net operating loss	11,052,643	32,728,241

Interest expense	4,443	949
Other income, net	(9,191)	(254,832)
Net loss	$11,047,895	$32,474,358

Unrealized gain on marketable securities	-	(70)
Total comprehensive loss	$11,047,895	$32,474,288

Net loss per share, basic and diluted	$(7.51)	$(31.56)
Weighted average number of common shares outstanding, basic and diluted	1,471,303	1,028,862

The accompanying notes are an integral part of these Consolidated Financial Statements

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Accumulated other		Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	comprehensive gain (loss)	Accumulated deficit	stockholders' equity

Balance at December 31, 2020	210	$-	630,968	$1,262	$250,644,197	$(70)	$(246,019,827)	$4,625,562
Common stock and preferred stock issued for asset acquisition	10,232	1	94,645	189	21,582,141			21,582,331
Common stock issued for convertible preferred stock	(10,232)	(1)	511,600	1,023	(1,022)			-
Pre-funded warrants sold, net of offering costs					9,192,624			9,192,624
Compensation on options issued					773,787			773,787
Exercise of warrants			22,852	46	544,605			544,651
Exercise of stock options			280	1				1
Unrealized loss on marketable securities						70		70
Net loss							(32,474,358)	(32,474,358)
Balance at December 31, 2021	210	$-	1,260,346	$2,521	$282,736,332	$-	$(278,494,185)	$4,244,668
Pre-funded warrants and warrants sold, net of offering costs					7,928,591			7,928,591
Exercise of pre-funded warrants			1,031,463	2,063				2,063
Compensation on options issued					365,314			365,314
Net loss							(11,047,895)	(11,047,895)
Balance at December 31, 2022	210	$-	2,291,809	$4,584	$291,030,237	$-	$(289,542,080)	$1,492,741

The accompanying notes are an integral part of these Consolidated Financial Statements

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(11,047,895)	$(32,474,358)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,143	4,116
Interest on debt instrument	4,443	949
Amortization of right of use asset	108,189	104,866
Gain on sale of equipment	(2,901)
Gain on debt settlement and extinguishment	-	(247,233)
Issuance and vesting of compensatory stock options and warrants	365,314	773,787
Issuance of common stock and preferred stock for asset acquisition	-	21,582,331
Amortization of premium on marketable securities	-	9,427
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(980,822)	(22,500)
Accounts payable and accrued liabilities	(344,951)	(544,589)
Long term portion of lease liability	(119,393)	(42,999)
Net cash used in operating activities	(12,012,873)	(10,856,203)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of marketable securities	-	803,401
Purchase of marketable securities	-	(345,540)
Purchase of property and equipment	(2,323)	(5,252)
Net cash (used in) provided by investing activities	(2,323)	452,609

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of warrants and pre-funded warrants, net of issuance costs	7,928,591	9,192,624
Proceeds from the issuance of note payable	624,302	-
Proceeds from the exercise of warrants	2,063	544,651
Net cash provided by financing activities	8,554,956	9,737,275

Net change in cash and cash equivalents	(3,460,240)	(666,319)
Cash and cash equivalents, beginning of period	5,583,922	6,250,241
Cash and cash equivalents, end of period	$2,123,682	$5,583,922

Non-cash investing activity
Addition to right of use asset obtained from new operating lease liability	$-	$333,779

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

On November 13, 2013, the Company, through its wholly-owned subsidiary, Life Newco, Inc., a Delaware corporation, acquired certain assets of Phyxius Pharma, Inc., a Delaware corporation (“Phyxius”) pursuant to an Asset Purchase Agreement dated October 21, 2013 (the “Asset Purchase Agreement”), by and among the Company, Life Newco, Phyxius and the stockholders of Phyxius. Among these assets was a license with Orion Corporation, a global healthcare company incorporated under the laws of Finland (“Orion”) for the exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada (the “Territory”). On October 9, 2020 and January 25, 2022, the Company amended the license (as amended, the “License”), to include two new oral product dose forms containing levosimendan, in capsule and solid dosage form, and a subcutaneously administered product containing levosimendan, subject to certain limitations (together, the “Product”). Pursuant to the License, the Company and Orion will agree to a new trademark when commercializing levosimendan in either of these forms. The term of the License has been extended until 10 years after the launch of the Product in the Territory, provided that the License will continue after the end of the term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country. In the event that no regulatory approval for the Product has been granted in the United States on or before September 20, 2030, however, either party will have the right to terminate the License with immediate effect. The Company intends to conduct one or two upcoming Phase 3 studies in pulmonary hypertension patients utilizing one of these oral formulations. See “Note –G - Commitments and Contingencies” below for a further discussion of the License.

On January 15, 2021, the Company, Life Newco II, Inc., a Delaware corporation and a wholly-owned, subsidiary of the Company (“Life Newco II”), PHPrecisionMed Inc., a Delaware corporation (“PHPM”) and Dr. Stuart Rich, solely in his capacity as holders’ representative ( the “Representative”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company acquired all of the equity of PHPM, a company developing pharmaceutical products containing imatinib for the treatment of PAH (“PAH”) in the United States and the rest of the world. Under the terms of the Merger Agreement, Life Newco II merged with and into PHPM, with PHPM surviving as a wholly-owned subsidiary of the Company (the “Merger”). See “Note –E - Merger” below for a further discussion of the Merger.

Going Concern

Management believes the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $289,542,080 and $278,494,185 on December 31, 2022 and 2021, respectively, and used cash in operations of $12,012,873 and $10,856,203 during the years ended December 31, 2022 and 2021, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying December 31, 2022 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Reverse Stock Split

The Company has adjusted the financial statements to reflect that on January 4, 2023, we effected a 1-for-20 reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split did not change the number of authorized shares of capital stock or cause an adjustment to the par value of our capital stock. Pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under our outstanding stock options and warrants. The number of shares authorized for issuance pursuant to our equity incentive plans have also been adjusted proportionately to reflect the Reverse Stock Split.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity date of three months or less, when acquired, to be cash equivalents.

Cash Concentration Risk

The Federal Deposit Insurance Corporation (the “FDIC”) insurance limits are $250,000 per depositor per insured bank. The Company had cash balances of $1,877,589 and $5,127,956 uninsured by the FDIC as of December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

The Company has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. The Company had total current assets of approximately $3.2 million and $5.7 million and working capital of $1.4 million and $4.1 million as of December 31, 2022 and 2021, respectively.

The Company’s cash resources were approximately $2.1 million as of December 31, 2022, compared to cash resources of approximately $5.6 million as of December 31, 2021.

The Company expects to continue to incur expenses related to development of levosimendan for pulmonary hypertension and other potential indications and imatinib for PAH, as well as identifying and developing other potential product candidates. Based on its resources on December 31, 2022, the Company believes that it has sufficient capital to fund its planned operations through to the first quarter of calendar year 2024. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot provide assurance that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

The COVID-19 pandemic or a similar societal disruption could in the future, directly or indirectly, adversely affect the Company’s clinical trial operations, including its ability to recruit and retain patients, principal investigators and site staff who, as healthcare providers, may have heightened exposure to infectious diseases if an outbreak occurs in their geography. Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, or if the patients become infected with COVID-19 themselves, which would delay the Company’s ability to initiate and/or complete planned clinical and preclinical studies in the future.

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

Preclinical Study and Clinical Accruals

The Company estimates its preclinical study and clinical trial expenses based on the services received pursuant to contracts with several research institutions and contract research organizations (“CROs”) that do or may conduct and manage preclinical and clinical trials on its behalf. The financial terms of the agreements vary from contract to contract, may be estimated by Tenax Therapeutics and outside advisors prior to contracting with a CRO, and may result in uneven expenses and payment flows. Preclinical study and clinical trial expenses include the following:

-	fees paid to CROs in connection with clinical trials,
-	fees paid to research institutions in conjunction with preclinical and clinical research studies, and
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

	Year ended December 31,
	2022	2021

Warrants to purchase common stock	1,576,240	1,046,438
Pre-funded warrants to purchase common stock	-	501,664
Options to purchase common stock	77,472	64,978
Convertible preferred shares outstanding	210	210

Operating Leases

The Company determines if an arrangement includes a lease at inception. Operating leases are included in operating lease right-of-use assets, other current liabilities, and long-term lease liabilities in the Company’s consolidated balance sheet as of December 31, 2022. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses the incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. The Company’s leases may include options to extend or terminate the lease which are included in the lease term when it is reasonably certain that the Company will exercise any such option. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected to account for leases with an initial term of 12 months or less similar to previous guidance for operating leases, under which the Company will recognize those lease payments in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.

Recent Accounting Pronouncements

In December 2019, the FASB issued accounting standards update (“ASU”), ASU-2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740, Income Taxes and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 and early adoption is permitted. The Company adopted this standard on January 1, 2021. The Company’s adoption of the new guidance did not have a material impact on its consolidated financial statements.

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

Depreciation and amortization expense were $5,143 and $4,116 for the years ended December 31, 2022 and 2021, respectively.

Accrued liabilities

Accrued liabilities consist of the following:

	December 31, 2022	December 31, 2021
Operating costs	$245,391	$-
Lease liability	119,393	107,192
Employee related	410,261	597,148
	$775,045	$704,340

NOTE D—NOTE PAYABLE

Premium Finance Agreement

On December 31, 2022, the Company executed a premium finance agreement with Premium Funding Associates, Inc.

The agreement financed the Company’s Directors and Officers Insurance Policy as well as the Errors and Omissions policy. The total amount financed was $693,669. The Company paid a down payment of $69,367 at execution leaving a balance of $624,302 payable in monthly installments of $58,873 through December 1, 2023. The agreement has an interest rate of 7.39%.

Payroll Protection Program Loan

On April 30, 2020, the Company received a loan pursuant to the Paycheck Protection Program (the “PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act, as administered by the U.S. Small Business Administration (“SBA”). The PPP Loan in the principal amount of $244,657 was disbursed by First Horizon Bank (the “Lender”) pursuant to a promissory note issued by the Company.

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

As consideration for the Merger, the stockholders of PHPM received (i) 1,892,905 shares of Company common stock, and (ii) 10,232 shares of the Company’s Series B convertible preferred stock (“Series B Stock”), which were convertible into up to an aggregate of 10,232,000 shares of common stock (collectively, the “Merger Consideration”). To satisfy the Company’s post-closing rights to closing adjustments and indemnification by PHPM and the former stockholders of PHPM pursuant to the Merger Agreement, 1,212,492 shares of common stock issuable upon conversion of the Series B Stock, which represented approximately 10% of the Merger Consideration, were subject to holdback restrictions for 24 months following closing of the transaction (the “Holdback Shares”).

Pursuant to the Merger Agreement, the Company’s Board of Directors, at its annual meeting of stockholders held on June 10, 2021, recommended to the Company’s stockholders, and the stockholders approved, the conversion of the Series B Stock pursuant to the Certificate of Designation. As a result, each share of Series B Stock automatically converted into (i) 881.5 shares of common stock, and (ii) the right to receive up to 118.5 Holdback Shares, which were delivered 24 months after the date of issuance of the Series B Stock, subject to reduction for indemnification claims.

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

The Company is planning to use the acquired asset to further its clinical development in a potential future Phase 3 clinical trial for the treatment of patients with PAH. Although the acquired asset may have utility in other patient populations, future development decisions for the acquired asset will be contingent upon the results of the contemplated Phase 3 program for PAH. As such, the acquired asset does not have an alternative future use at the acquisition date. In accordance with ASC 730, Research and Development, the Company concluded the entire Purchase Price for the asset acquisition was an expense on the acquisition date.

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

The rights, preferences and privileges of the Series B Stock are set forth in the Certificate of Designation. Following receipt of the approval of the stockholders of the Company on June 10, 2021 for the Conversion, each share of Series B Stock automatically converted into (i) 881.5 shares of common stock and (ii) the right to receive up to 118.5 Holdback Shares, where were delivered 24 months after the date of issuance of the Series B Stock and were subject to reduction for indemnification claims.

As of December 31, 2022, there were no shares of Series B Stock outstanding.

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

As of December 31, 2022, there were 210 shares of Series A Stock outstanding.

Common Stock and Pre-Funded Warrants

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of December 31, 2022, and December 31, 2021, there were 2,291,809 and 1,260,346 shares of common stock issued and outstanding, respectively. As of December 31, 2022 and 2021, there were 0 and 501,664 respectively of pre-funded warrants outstanding.

May 2022 Private Placement (the “May 2022 Offering”)

On May 17, 2022, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to sell and issue to the investor 529,802 units in a private placement at a purchase price of $0.155 per unit. Each unit consisted of (i) one unregistered pre-funded warrant to purchase one share of common stock and (ii) one unregistered warrant to purchase one share of common stock (together with the pre-funded warrants, the “2022 Warrants”). In the aggregate, 1,059,603 shares of the Company’s common stock are underlying the 2022 Warrants. The net proceeds from the private placement, after direct offering expenses, were approximately $7.9 million. The fair value allocated to the pre-funded warrants and warrants was $4.2 million and $3.8 million, respectively.

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

July 2021 Private Placement (the “July 2021 Offering”)

On July 6, 2021, the Company entered into a securities purchase agreement with an institutional investor pursuant to which the Company agreed to sell and issue to the investor 238,664 units in a private placement at a purchase price of $41.90 per unit. Each unit consisted of (i) one unregistered pre-funded warrant to purchase one share of common stock and (ii) one unregistered warrant to purchase one share of common stock (together with the pre-funded warrants, the “2021 Warrants”). In the aggregate, 477,327 shares of the Company’s common stock are underlying the 2021 Warrants. The net proceeds from the private placement, after deducting placement agent fees and other direct offering expenses, were approximately $9.2 million. The fair value allocated to the pre-funded warrants and warrants was $5.5 million and $4.5 million, respectively.

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

Warrants

During the year ended December 31, 2022, the Company received approximately $526 and issued 263,000 shares of common stock upon the exercise of previously outstanding pre-funded warrants issued in connection with the Company’s July 2020 offering.

During the year ended December 31, 2022, the Company received approximately $477 and issued 238,664 shares of common stock upon the exercise of previously outstanding pre-funded warrants issued in connection with the Company’s July 2021 Offering.

During the year ended December 31, 2022, the Company received approximately $1,060 and issued 529,802 shares of common stock upon the exercise of previously outstanding pre-funded warrants issued in connection with the Company’s May 2022 Offering.

During the year ended December 31, 2021, the Company received approximately $545,000 and issued 14,110 shares of common stock upon the exercise of previously outstanding warrants issued in connection with the Company’s December 2018 offering.

During the year ended December 31, 2021, the Company issued 25,969 shares of common stock upon the cashless exercise of previously outstanding placement agent warrants issued in connection with the Company’s July 2020 and March 2020 offerings.

As of December 31, 2022, the Company has 1,576,240 warrants outstanding. The following table summarizes the Company’s warrant activity for the year ended December 31, 2021 and 2022:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	1,046,438	$29.04
Issued	529,801	12.60
Amended and restated	(460,306)	34.46
Amended and restated	460,306	12.60
Outstanding at December 31, 2022	1,576,240	$17.13

May 2022 Warrants

As described above, as a part of the May 2022 Offering, the Company issued unregistered warrants to purchase 529,802 shares of its common stock at an exercise price of $12.60 per share and contractual term of five and one-half years. The unregistered warrants were offered in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder. In accordance with ASC 815, Derivatives and Hedging, these warrants are classified as equity and their relative fair value of approximately $3.8 million was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

July 2021 Warrants

As described above, as a part of the July 2021 Offering, the Company issued unregistered warrants to purchase 238,664 shares of its common stock at an exercise price of $39.40 per share and contractual term of five and one-half years. The unregistered warrants were offered in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder. In accordance with ASC 480, these warrants are classified as equity and their relative fair value of approximately $4.5 million was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

July 2020 Warrants

As described above, as a part of the July 2020 offering, the Company issued unregistered warrants to purchase 389,181 shares of its common stock at an exercise price of $18.06 per share and contractual term of five and one-half years. The unregistered warrants were offered in a private placement under Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder. In accordance with ASC 815, Derivatives and Hedging, these warrants are classified as equity and their relative fair value of approximately $3.5 million was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

March 2020 Warrants

As described above, as part of the March 2020 Offering, the Company issued unregistered warrants to purchase 118,016 shares of its common stock at an exercise price of $20.80 per share and contractual term of five and one-half years. The unregistered warrants were offered in a private placement under Section 4(a)(2) of the Securities Act, and Regulation D promulgated thereunder. In accordance with ASC 815, Derivatives and Hedging, these warrants are classified as equity and their relative fair value of approximately $1.1 million was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

Warrants Issued for Services

In connection with the July 2021 Offering described above, the Company issued designees of the placement agent warrants to purchase 17,890 shares of common stock at an exercise price of $49.20 and a contractual term of five years. In accordance with ASC 815, Derivatives and Hedging, these warrants are classified as equity and its estimated fair value of $558,472 was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrant, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

Stock Options

The following table summarizes all options outstanding as of December 31, 2022:

			Options Outstanding at December 31, 2022		Options Exercisable and Vested at December 31, 2022
Exercise Price			Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price
$12.40	to	$37.00	47,847	8.7	11,549	$25.89
$39.40	to	$224.00	3,789	6.4	3,789	$97.49
$828.00	to	$1,264.00	603	3.5	603	$994.17
$1,368.00		$2,260.00	238	1.4	238	$1,825.97
			52,477	8.4	16,179	$105.22

The following table summarizes options outstanding that have vested and are expected to vest based on options outstanding as of December 31, 2022:

	Number of Options	WA Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)

Vested	16,179	$105.22	$-	7.1
Vested & expected to vest	48,486	$46.78	$-	9.0

2022 Stock Incentive Plan

In June 2022, the Company adopted the 2022 Stock Incentive Plan (the “2022 Plan”). Under the 2022 Plan, with the approval of the Board’s Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. On June 9, 2022, the Company’s stockholders approved the 2022 Plan, which authorizes for issuance under the 2022 Plan a total of 55,000 shares of common stock. Upon approval by the stockholders, the 2022 Plan superseded and replaced the Tenax Therapeutics, Inc. 2016 Stock Incentive Plan, as amended (the “2016 Plan”) and all shares of common stock remaining authorized and available for issuance under the 2016 Plan and any shares subject to outstanding awards under the 2016 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares automatically become available for issuance under our 2022 Plan.

Shares Available for Grant
Balances, at December 31, 2021	-
Shares reserved under 2022 Plan	55,000
Shares rolled over from 2016 Plan	40,988
Options granted	(28,563)
Options cancelled/forfeited	10,191
Balances, at December 31, 2022	77,616

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

The following table summarizes the outstanding stock options under the 2022 Plan for the year ended December 31, 2022.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances at December 31, 2021	-	$-
Options granted	28,563	$12.40
Options cancelled/forfeited	(400)	$12.40
Balances at December 31, 2022	28,163	$12.40	$-	(1)

(1)

Amount represents the difference between the exercise price and $2.22, the closing price of Tenax Therapeutics’ stock on December 31, 2022, as reported on the Nasdaq Capital Market, for all in-the-money options outstanding.

2016 Stock Incentive Plan

In June 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”). Under the 2016 Plan, with the approval of the Board’s Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. On June 16, 2016, the Company’s stockholders approved the 2016 Plan and authorized for issuance under the 2016 Plan a total of 7,500 shares of common stock. On June 13, 2019, the Company’s stockholders approved an amendment to the 2016 Plan which increased the number of shares of common stock authorized for issuance under the 2016 Plan to a total of 37,500 shares, up from 7,500 previously authorized.  On June 10, 2021, the Company’s stockholders approved an amendment to the 2016 Plan which increased the number of shares of common stock authorized for issuance under the 2016 Plan to a total of 75,000 shares, up from 37,500 previously authorized. In June 2022, the 2016 Plan was superseded and replaced by the 2022 Plan and no new awards will be granted under the 2016 Plan going forward. Any awards outstanding under the 2016 Plan on the date of approval of the 2022 Plan remain subject to the 2016 Plan. Upon approval of the 2022 Plan, all shares of common stock remaining authorized and available for issuance under the 2016 Plan and any shares subject to outstanding awards under the 2016 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares automatically become available for issuance under our 2022 Plan.

2016 Plan Stock Options

Stock options granted under the 2016 Plan could be either ISOs or NSOs. ISOs could be granted only to employees. NSOs could be granted to employees, consultants and directors. Stock options under the 2016 Plan could be granted with a term of up to ten years and at prices no less than fair market value at the time of grant. Stock options granted generally vest over three to four years.

The following table summarizes the outstanding stock options under the 2016 Plan for the year ended December 31, 2022.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances at December 31, 2020	19,675	$23.60
Options granted	18,939	$37.60
Options exercised	(850)	$23.60
Options cancelled/forfeited	(4,600)	$31.80
Balances at December 31, 2021	33,164	$38.00
Options cancelled/forfeited	(9,791)	$32.42
Balances at December 31, 2022	23,373	$40.13	$-	(1)

(1)

Amount represents the difference between the exercise price and $2.22, the closing price of Tenax Therapeutics’ stock on December 31, 2022, as reported on the Nasdaq Capital Market, for all in-the-money options outstanding.

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company used the following assumptions to estimate the fair value of options granted under the 2016 Plan for the years ended December 31, 2022 and 2021:

	For the year ended December 31,
	2022	2021
Risk-free interest rate (weighted average)	3.08%	0.72%
Expected volatility (weighted average)	102.01%	101.60%
Expected term (in years)	7.0	6.7
Expected dividend yield	0.00%	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.
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
Forfeitures

As stock-based compensation expense recognized in the statement of operations for the years ended December 31, 2022 and 2021 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2022 and 2021 was $12.40 and $30.60, respectively.

The Company recorded compensation expense for these stock options grants of $223,277 and $391,801 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, there were unrecognized compensation costs of approximately $214,175 related to non-vested stock option awards under the 2022 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.82 years.

1999 Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “1999 Plan”). Under the 1999 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company could grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. On March 13, 2014, the Company’s stockholders approved an amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 10,000 shares, up from 750 previously authorized. On September 15, 2015, the Company’s stockholders approved an additional amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 12,500 shares, up from 10,000 previously authorized. The 1999 Plan expired on June 17, 2018 and no new grants may be made under that plan after that date. However, unexpired awards granted under the 1999 Plan remain outstanding and subject to the terms of the 1999 Plan.

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

The following table summarizes the outstanding stock options under the 1999 Plan for the years ended December 31, 2022 and 2021:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances at December 31, 2020	2,883	$926.80
Options cancelled	(1,067)	$1,065.60
Balances at December 31, 2021	1,816	$845.20
Options cancelled	(880)	$558.34
Balances at December 31, 2022	936	$1,122.75	$-	(1)

(1)

Amount represents the difference between the exercise price and $2.22, the closing price of Tenax Therapeutics’ stock on December 31, 2022, as reported on the Nasdaq Capital Market, for all in-the-money options outstanding.

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $0 and $1,290 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, there were no unrecognized compensation costs related to non-vested stock option awards under the 1999 Plan.

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

On the Modification Date, the Company recognized approximately $187,000 of compensation expense, which is included in General and administrative expense for the year ended December 31, 2022, with respect to these modifications.

Inducement Stock Options

The Company granted two employment inducement stock option awards, one for 5,000 shares of common stock and the other for 12,500 shares of common stock, to its new CEO on July 6, 2021.

The employment inducement stock option for 5,000 shares of common stock was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award was to vest as follows: 50% upon initiation of a Phase 3 trial for levosimendan by June 30, 2022; and 50% upon initiation of a Phase 3 trial for imatinib by June 30, 2022. The options had a 10-year term and an exercise price of $39.40 per share, the July 6, 2021 closing price of our common stock. As of December 31, 2022, none of the vesting milestones had been achieved and the options were subsequently cancelled. The estimated fair value of this inducement stock option award was $178,291 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.37%, dividend yield of 0%, volatility factor for our common stock of 103.50% and an expected life of 10 years.

The employment inducement stock option award for 12,500 shares of common stock also was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% on the one-year anniversary of the CEO’s employment start date and an additional 25% on each of the following three anniversaries of the CEO’s employment start date, subject to continued employment. The options have a 10-year term and an exercise price of $39.40 per share, the July 6, 2021 closing price of our common stock. As of December 31, 2022, none of the vesting milestones have been achieved.

The estimated fair value of this inducement stock option award was $403,180 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.13%, dividend yield of 0%, volatility factor for our common stock of 99.36% and an expected life of 7 years.

The Company granted an employment inducement stock option award for 12,500 shares of common stock to our chief medical officer on January 15, 2021. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% upon initiation of a Phase 3 trial; 25% upon database lock; 25% upon acceptance for review of an investigational NDA; and 25% upon approval. The options have a 10-year term and an exercise price of $35.60 per share, the January 15, 2021 closing price of our common stock. As of December 31, 2022, none of the vesting milestones have been achieved. The estimated fair value of the inducement stock option award granted was $402,789 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 11%, dividend yield of 0%, volatility factor for our common stock of 103.94% and an expected life of 10 years.

Inducement stock option compensation expense totaled $142,037 for the year ended December 31, 2022. As of December 31, 2022, there was $440,682 of remaining unrecognized compensation expense related to these inducement stock options.

NOTE G—COMMITMENTS AND CONTINGENCIES

Operating Leases

As described above in “NOTE B”, the Company adopted ASC 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 840.

In January 2011, the Company entered into a lease with Concourse Associates, LLC for its headquarters in Morrisville, North Carolina (the “Prior Lease”). On April 2, 2021, the Company negotiated a 3-year extension to the existing lease term, commencing July 1, 2021 (the “Commencement Date”). Beginning on the Commencement Date, the annual base rent was increased to $125,034 and increased 2.5% annually for lease years 2 and 3.

The Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842, Leases, and determined that, except for the Prior Lease described above, none of the Company’s contracts contain a lease.

The balance sheet classification of our lease liabilities was as follows:

	December 31, 2022	December 31, 2021
Current portion included in accrued liabilities	$119,393	$107,192
Long term lease liability	64,196	183,589
	$183,589	$290,781

As of December 31, 2022, the maturities of our operating lease liabilities were as follows:

Year ending December 31,
2023	129,797
2024	65,702

Total lease payments	$195,499
Less: Imputed interest	(11,910)
Operating lease liability	$183,589

Simdax License Agreement

On November 13, 2013, the Company acquired, through its wholly-owned subsidiary, Life Newco, that certain License Agreement, dated September 20, 2013, as amended on October 9, 2020 and January 25, 2022, by and between Phyxius and Orion (as amended, the “License”), and that certain Side Letter, dated October 15, 2013 by and between Phyxius and Orion. The License grants the Company an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimendan in the Territory and, pursuant to the October 9, 2020 amendment, also includes two product dose forms containing levosimendan, in capsule and solid dosage form, and a subcutaneously administered product containing levosimendan, subject to specified limitations in the License. Pursuant to the License, the Company and Orion will agree to a new trademark when commercializing levosimendan in either of these forms.

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

As of December 31, 2022, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

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

For the years ended December 31, 2022 and 2021, the Company recorded $90,873 and $73,855 for matching contributions expense, respectively.

NOTE H—INCOME TAXES

The Company has not recorded any income tax expense (benefit) for the period ended December 31, 2022 due to its history of net operating losses.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 21% for the periods ended December 31, 2022 and December 31, 2021 is as follows:

	December 31,
	2022	2021
U.S. federal tax benefit at statutory rate	$(2,320,057)	$(6,819,615)
State income tax benefit, net of federal benefit	(218,196)	(641,368)
Stock compensation	79,090	171,269
Other nondeductible, including IPR&D expense	-	5,032,981
Change in state tax rate	116,392	1,768,013
Federal and state net operating loss adjustments	423,066	745,439
Other, including effect of tax rate brackets	8,850	(73)
Change in realizability of IPR&D	-	229,750
Change in valuation allowance	1,910,855	(486,396)
	$-	$-

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31,
Deferred Tax Assets	2022	2021
Net operating loss carryforwards	$36,106,727	$35,291,097
Accruals and other	1,412,267	308,296
Capital loss carryforwards	2,258	11,003
Valuation allowance	(37,521,252)	(35,610,396)
Net deferred tax assets	-	-
Deferred Tax Liabilities
Other liabilities	-	-
Net Deferred Tax Liabilities	$-	$-

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time that it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced. The net increase in the valuation allowance during 2022 was approximately $1.9 million.

As of December 31, 2022, the Company had Federal and State net operating loss carryforwards of approximately $163.2 million and $125.1 million available to offset future federal and state taxable income, respectively. Federal net operating losses of $122.9 million begin to expire in 2023, while the remaining $40.3 million carryforward indefinitely. State net operating losses begin to expire in 2023.

Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of the net operating losses before utilization.

We have U.S. federal net operating loss carryforwards, or NOLs, which expire in various years if not utilized. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not performed a formal study to determine whether any of our NOLs are subject to these limitations. We have recorded deferred tax assets for our NOLs and research and development credits and have recorded a full valuation allowance against these deferred tax assets. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition, and operating results in the event that we attain profitability.

Management has evaluated all other tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain income tax positions at December 31, 2022.

The Company files U.S. and state income tax returns with varying statutes of limitations. The tax years 2002 and forward remain open to examination due to the carryover of unused net operating losses or tax credits.

NOTE I—SUBSEQUENT EVENTS

i.

The Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation, as amended (the “Certificate of Amendment”) with the Secretary of State of Delaware for the purpose of effecting the Reverse Stock Split. The Reverse Stock Split was approved by our stockholders at the annual meeting of stockholders held on June 9, 2022 and the Company’s Board of Directors approved the Certificate of Amendment with a 1-for-20 ratio on December 15, 2022. The Reverse Stock Split was effective at 5:00 p.m. on January 4, 2023. The Reverse Stock Split was effected primarily to enable the Company to regain compliance with Nasdaq Listing Rule 5550(a)(2) regarding the minimum $1.00 per share closing bid price requirement (the “Bid Price Rule”). The Company regained compliance with the Bid Price Rule on January 20, 2023.

ii.

On March 29, 2023, Nasdaq notified the Company that it was no longer in compliance with the Bid Price Rule given that for the prior 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a compliance period of 180 calendar days, or until September 25, 2023, to regain compliance with the Bid Price Rule. If at any time before September 25, 2023, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with a written confirmation of compliance with the Bid Price Rule.

iii.

On February 3, 2023, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with Roth Capital Partners, LLC (the “Placement Agent”) and a securities purchase agreement (the “Purchase Agreement”) with certain purchasers for the purchase and sale, in a registered public offering by the Company (the “February 2023 Public Offering”), of (i) an aggregate of 6,959,444 shares of its common stock, par value $0.0001 per share and pre-funded warrants to purchase an aggregate of 1,707,222 shares of Common Stock and (ii) accompanying warrants to purchase up to an aggregate of 17,333,332 shares of its Common Stock at a combined offering price of $1.80 per share of common stock and associated common warrant, or $1.799 per pre-funded warrant and associated common warrant, resulting in gross proceeds of approximately $15.6 million. Estimated net proceeds of the February 2023 Public Offering were approximately $14.1 million, after deducting the Placement Agent fees and estimated offering expenses payable by the Company. The February 2023 Public Offering closed on February 7, 2023.

The Company’s stockholders’ equity at December 31, 2022 was $1.5 million which is lower than the minimum requirement for continued listing on the Nasdaq Capital Market of $2.5 million. The Company believes that, after taking into account the February 2023 Public Offering for net proceeds of $14.1 million, and based on interim financial data available to the Company, the Company’s stockholders’ equity at March 28, 2023 exceeds $2.5 million, which is the minimum stockholders’ equity requirement under the Nasdaq Listing Rules. In addition, the Company’s cash balance at March 28, 2023 is approximately $14.6 million.

iv.

On February 7, 2023, the Company entered into a Lease Termination Agreement with CCP Concourse, LLC, a Virginia limited liability company (the “Landlord”) with respect to the prior lease of its headquarters formerly located at ONE Copley Parkway, Suite 490, Morrisville, North Carolina (the “Premises”). The prior lease, as amended, was originally entered into on January 27, 2011 and would have terminated on June 30, 2024.

As consideration for the Landlord’s entry into the Lease Termination Agreement, including a release of any claims the Landlord may have had against the Company under the prior lease, the Company has paid the Landlord $169,867.41. Pursuant to the Lease Termination Agreement, effective February 8, 2023, the Company has no remaining rent or further obligations to the Landlord pursuant to the prior lease.

v.	On March 21, 2023, the U.S. Patent and Trademark Office (USPTO) issued to Tenax Therapeutics a patent covering the use of IV levosimendan in patients with PH-HFpEF.

