Form 10-Q
period 2023-03-31
TENAX THERAPEUTICS, INC.
filed 2023-05-15
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

As of May 8, 2023 the registrant had outstanding 21,777,434 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,414,844	$2,123,682
Prepaid expenses	545,398	738,927
Other current assets	304,583	345,856
Total current assets	15,264,825	3,208,465
Right of use asset	-	179,503
Property and equipment, net	5,632	7,189
Other assets	1,117	9,552
Total assets	$15,271,574	$3,404,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$172,034	$448,425
Accrued liabilities	307,921	775,045
Note Payable	513,906	624,302
Total current liabilities	983,861	1,847,772
Long term liabilities
Lease liability	-	64,196
Total long term liabilities	-	64,196
Total liabilities	989,301	1,911,968

Commitments and contingencies; see Note 6
Stockholders’ equity
Preferred stock, undesignated, authorized 4,818,654 shares; See Note 7
Series A Preferred stock, par value $0.0001, issued 5,181,346 shares; outstanding 210, as of March 31, 2023 and December 31, 2022, respectively	-	-
Common stock, par value $0.0001 per share; authorized 400,000,000 shares; issued and outstanding 21,777,434 as of March 31, 2023 and 2,291,809 as of December 31, 2022, respectively	2,178	230
Additional paid-in capital	305,224,375	291,034,591
Accumulated deficit	(290,948,840)	(289,542,080)
Total stockholders’ equity	14,277,713	1,492,741
Total liabilities and stockholders’ equity	$15,271,574	$3,404,709

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2023	2022
	(Unaudited)
Operating expenses
General and administrative	$1,273,730	$1,540,744
Research and development	265,735	1,177,895
Total operating expenses	1,539,465	2,718,639

Net operating loss	1,539,465	2,718,639

Interest expense	7,350	2,587
Other expense (income), net	(140,055)	310
Net loss	$1,406,760	$2,721,536

Net loss per share, basic and diluted	$(0.15)	$(2.16)
Weighted average number of common shares outstanding, basic and diluted	9,300,745	1,260,346

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock				Total
	Number of		Number of		Additional	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	paid-in capital	deficit	equity

Balance at December 31, 2021	210	$-	1,260,346	$126	$282,738,727	$(278,494,185)	$4,244,668
Compensation on options issued	-	-	-	-	83,069		83,069
Net loss	-	-	-	-	-	(2,721,536)	(2,721,536)
Balance at March 31, 2022	210	$-	1,260,346	$126	$282,821,796	$(281,215,721)	$1,606,201

Balance at December 31. 2022	210	$-	2,291,809	$230	$291,034,591	$(289,542,080)	$1,492,741
Public offering sale of common stock and warrants, net of placement fees	-	-	6,959,444	696	13,895,829	-	13,896,525
Offering costs	-	-	-	-	(282,647)	-	(282,647)
Exercise of pre-funded warrants for cash	-	-	1,446,110	145	511,166	-	511,311
Exercise of pre-funded warrants, cashless	-	-	260,722	26	(26)	-	-
Exercise of warrants, cashless	-	-	10,805,503	1,081	(1,081)	-	-
Stock split and fractional shares issued	-	-	13,846	-	-	-	-
Compensation on options issued	-	-	-	-	66,543	-	66,543
Net loss	-	-	-	-	-	(1,406,760)	(1,406,760)
Balance at March 31, 2023	210	$-	21,777,434	$2,178	$305,224,375	$(290,948,840)	$14,277,713

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,406,760)	$(2,721,536)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	895	1,353
Interest on debt instrument	4,443	2,587
Amortization of right of use asset	-	26,257
Gain on sale of equipment	3,771	-
Issuance and vesting of compensatory stock options and warrants	66,543	83,069
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	234,802	(484,496)
Accounts payable and accrued liabilities	(628,566)	183,654
Long term portion of lease liability	-	(28,565)
Net cash used in operating activities	(1,724,872)	(2,937,677)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) proceeds from sale of property and equipment	1,241	(6,323)
Net cash (used in) provided by investing activities	1,241	(6,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, warrants and pre-funded warrants, net of placement fees	13,896,525	-
Offering costs	(282,647)	-
Proceeds from the issuance of note payable	-	364,546
Proceeds from the exercise of warrants	511,311	-
Payments on short-term note	(110,396)	(135,784)
Net cash provided by financing activities	14,014,793	228,762

Net change in cash and cash equivalents	12,291,162	(2,715,238)
Cash and cash equivalents, beginning of period	2,123,682	5,583,922
Cash and cash equivalents, end of period	$14,414,844	$2,868,684

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

On November 13, 2013, the Company, through its wholly-owned subsidiary, Life Newco, Inc., a Delaware corporation (“Life NewCo”), acquired certain assets of Phyxius Pharma, Inc., a Delaware corporation (“Phyxius”) pursuant to an Asset Purchase Agreement dated October 21, 2013 (the “Asset Purchase Agreement”), by and among the Company, Life Newco, Phyxius and the stockholders of Phyxius. Among these assets was a license with Orion Corporation, a global healthcare company incorporated under the laws of Finland (“Orion”) for the exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada (the “Territory”). On October 9, 2020 and January 25, 2022, the Company amended the license (as amended, the “License”), to include two new oral product dose forms containing levosimendan in capsule and solid dosage form, and a subcutaneously administered product containing levosimendan, subject to certain limitations (together, the “Product”). Pursuant to the License, the Company and Orion will agree to a new trademark when commercializing levosimendan in either of these forms. The term of the License has been extended until 10 years after the launch of the Product in the Territory, provided that the License will continue after the end of the term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country. In the event that no regulatory approval for the Product has been granted in the United States on or before September 20, 2030, however, either party will have the right to terminate the License with immediate effect. The Company intends to conduct one or two upcoming Phase 3 studies in pulmonary hypertension patients utilizing one of these oral formulations. See “Note 6 - Commitments and Contingencies” below for a further discussion of the License.

On January 15, 2021, the Company, Life Newco II, Inc., a Delaware corporation and a wholly-owned, subsidiary of the Company (“Life Newco II”), PHPrecisionMed Inc., a Delaware corporation (“PHPM”) and Dr. Stuart Rich, solely in his capacity as holders’ representative, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company acquired all of the equity of PHPM, a company developing pharmaceutical products containing imatinib for the treatment of pulmonary arterial hypertension (“PAH”) in the United States and the rest of the world. Under the terms of the Merger Agreement, Life Newco II merged with and into PHPM, with PHPM surviving as a wholly-owned subsidiary of the Company.

Going Concern

Management believes the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of approximately $291.0 million and $281.2 million on March 31, 2023 and 2022, respectively, and used cash in operations of approximately $1.9 million and $2.9 million during the three months ended March 31, 2023 and 2022, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying March 31, 2023 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2023, from which the Company derived the balance sheet data at December 31, 2022.

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

Reverse Stock Split

The Company has adjusted the financial statements to reflect that on January 4, 2023, the Company effected a 1-for-20 reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split did not change the number of authorized shares of capital stock or cause an adjustment to the par value of its capital stock. Pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under the Company’s outstanding stock options and warrants. The number of shares authorized for issuance pursuant to the Company’s equity incentive plans have also been adjusted proportionately to reflect the Reverse Stock Split.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity date of three months or less, when acquired, to be cash equivalents.

Cash Concentration Risk

The Federal Deposit Insurance Corporation (the “FDIC”) insurance limits are $250,000 per depositor per insured bank. The Company had cash balances of $14.2 million and $1.9 million uninsured by the FDIC as of March 31, 2023 and December 31, 2022, respectively.

Liquidity and Capital Resources

The Company has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. The Company had total current assets of approximately $15.3 million and $3.2 million and working capital of $14.3 million and $1.4 million as of March 31, 2023 and December 31, 2022, respectively.

The Company’s cash resources were approximately $14.4 million as of March 31, 2023, compared to cash resources of approximately $2.1 million as of December 31, 2022.

The Company expects to continue to incur expenses related to the development of levosimendan for pulmonary hypertension and other potential indications and imatinib for PAH, as well as identifying and developing other potential product candidates. Based on its resources on March 31, 2023, the Company believes that it has sufficient capital to fund its planned operations through to the first quarter of calendar year 2024. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company intends to continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot provide assurance that it will be able to secure such additional financing on reasonable terms, or if available, that it will be sufficient to meet its needs.

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

The COVID-19 pandemic or a similar societal disruption could in the future, directly or indirectly, adversely affect the Company’s clinical trial operations, including its ability to recruit and retain patients, principal investigators and site staff who, as healthcare providers, may have heightened exposure to infectious diseases if an outbreak occurs in their geography. Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, or if the patients become infected with COVID-19 themselves, which would delay the Company’s ability to initiate and/or complete planned clinical and preclinical studies in the future. In May 2023, the World Health Organization declared that COVID-19 was no longer a global health emergency, however, any lingering impact from COVID-19 is not fully known and cannot be estimated.

Any or all of the foregoing may have a material adverse effect on the Company’s business and financial performance.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Standards Codification (“ASC”) 718, Compensation — Stock Compensation, which provides for the use of the fair value-based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of equity securities are determined by management based predominantly on the trading price of the Company’s common stock. The values of these awards are based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the reward.

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

Warrants for Common Shares and Derivative Financial Instruments

Warrants for our shares of common stock and other derivative financial instruments are classified as equity if the contracts (1) require physical settlement or net-share settlement or (2) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts which (1) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (3) that contain reset provisions that do not qualify for the scope exception are classified as equity or liabilities. The Company assesses classification of its warrants for shares of common stock and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

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

	Three months ended March 31,
	2023	2022

Warrants to purchase common stock	4,502,240	1,046,438
Pre-funded warrants to purchase common stock	-	501,664
Options to purchase common stock	75,707	64,978
Convertible preferred shares outstanding	210	210

Recent Accounting Pronouncements

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

Depreciation expense was $895 and $1,353 for the three months ended March 31, 2023 and 2022, respectively.

Accrued liabilities

Accrued liabilities consist of the following:

	March 31, 2023	December 31, 2022
Operating costs	$246,766	$245,391
Lease liability	-	119,393
Employee related	61,156	410,261
	$307,922	$775,045

NOTE 4. NOTE PAYABLE

Premium Finance Agreement

On December 31, 2022, the Company executed a premium finance note agreement (the “Note”) with Premium Funding Associates, Inc.

The Note financed the Company’s Directors and Officers Insurance Policy as well as the Errors and Omissions policy. The total amount financed was $693,669. The Company paid a down payment of $69,367 at execution leaving a balance of $624,302 payable in monthly installments of $58,873 through December 1, 2023. The Note has an interest rate of 7.39%. The Company recorded interest expense of $3,845 for the three months ended March 31, 2023. The balance on the Note as of March 31, 2023 was $513,906.

NOTE 5. LEASE

In January 2011, the Company entered into a lease (the “Lease”) with Concourse Associates, LLC (the “Landlord”) for its headquarters located at ONE Copley Parkway, Suite 490 Morrisville, North Carolina (the “Premises”). The Lease was amended in August 2015 to extend the term for the 5,954 square foot rental. The subsequent term began on March 1, 2016 and continued for 64 months to June 30, 2021. Rent payments began on July 1, 2016, following the conclusion of a four-month rent abatement period. The Company had two five-year options to extend the Lease and a one-time option to terminate the Lease 36 months after the commencement of the initial term if no additional space became available. On April 2, 2021, the Company negotiated a three year extension to the existing lease term, commencing July 1, 2021 (the “Commencement Date”) and terminating on June 30, 2024. Beginning on the Commencement Date, the annual base rent was increased to $125,034 and would increase 2.5% annually for lease years two and three. On February 7, 2023, the Company entered into a Lease Termination Agreement with the Landlord, with respect to the Premises. As consideration for the Landlord’s entry into the Lease Termination Agreement, including a release of any claims the Landlord may have had against the Company under the Lease, the Company paid the Landlord $169,867. Pursuant to the Lease Termination Agreement, effective February 8, 2023, the Company has no remaining rent or further obligations to the Landlord pursuant to the Lease.

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

As of March 31, 2023, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

Litigation

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s consolidated financial statements.

NOTE 7. STOCKHOLDERS’ EQUITY

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

As of March 31, 2023, there were 210 shares of Series A Stock outstanding.

Common Stock and Pre-Funded Warrants

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of March 31, 2023, and December 31, 2022, there were 21,777,434 and 2,291,809 shares of common stock issued and outstanding, respectively. As of March 31, 2023 and December 31, 2022, there were no pre-funded warrants outstanding.

The Company has adjusted the financial statements to reflect the January 4, 2023, 1-for-20 Reverse Stock Split. The Reverse Stock Split did not change the number of authorized shares of capital stock or cause an adjustment to the par value of our capital stock. Pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under our outstanding stock options and warrants. The number of shares authorized for issuance pursuant to our equity incentive plans have also been adjusted proportionately to reflect the Reverse Stock Split.

February 2023 Registered Public Offering (the “February 2023 Offering”)

On February 3, 2023, the Company entered into a securities purchase agreement with certain purchasers for the purchase and sale, in a registered public offering by the Company of (i) an aggregate of 6,959,444 shares of its common stock, and pre-funded warrants to purchase an aggregate of 1,707,222 shares of common stock and (ii) accompanying warrants to purchase up to an aggregate of 17,333,332 shares of its common stock at a combined offering price of $1.80 per share of common stock and associated common warrant, or $1.799 per pre-funded warrant and associated common warrant, resulting in gross proceeds of approximately $15.6 million. The net proceeds of the February 2023 Offering after deducting placement agent fees and direct offering expenses were approximately $13.7 million. The fair value allocated to the common stock, pre-funded warrants and warrants was $5.0 million, $1.2 million and $9.4 million, respectively.

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

Warrants

As of March 31, 2023, the Company has 4,502,240 warrants outstanding. The following table summarizes the Company’s warrant activity for the three months ended March 31, 2023:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	1,576,240	$17.13
Issued	17,333,332	2.25
Exercised	(14,407,332)	2.25
Outstanding at March 31, 2023	4,502,240	$8.06

February 2023 Warrants

As described above, as a part of the February 2023 Offering, the Company issued unregistered warrants to purchase 17,333,332 shares of its common stock at an exercise price of $1.80 per share and contractual term of five years. The unregistered warrants were offered in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder. In accordance with ASC 815, Derivatives and Hedging, these warrants are classified as equity and their relative fair value of approximately $10.6 million was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. The assumptions used in the Black-Scholes Option Pricing model were as follows:

Remaining contractual term	5 Years
Risk free interest rate	2.23%
Expected dividends	-
Expected Volatility	105.69%

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

Stock Options

2022 Stock Incentive Plan

On June 9, 2022, the Company’s stockholders approved the Tenax Therapeutics. Inc. 2022 Stock Incentive Plan (the “2022 Plan”), which authorizes for issuance a total of 55,000 shares of common stock. Under the 2022 Plan, with the approval of the Board’s Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. The 2022 Plan superseded and replaced the Tenax Therapeutics, Inc. 2016 Stock Incentive Plan, as amended (the “2016 Plan”) and all shares of common stock remaining authorized and available for issuance under the 2016 Plan and any shares subject to outstanding awards under the 2016 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares automatically become available for issuance under the 2022 Plan. At March 31, 2023 there were 50,862 shares that rolled over from the 2016 Plan and 28,488 shares remaining under the 2022 Plan resulting in an aggregate of 79,350 shares available for issuance under the 2022 Plan.

The following table summarizes the shares available for grant under the 2022 Plan for the three months ended March 31, 2023.

Shares Available for Grant
Balances, at December 31, 2022	77,616
Options granted	-
Options cancelled/forfeited	1,734
Balances, at March 31, 2023	79,350

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

The following table summarizes the outstanding stock options under the 2022 Plan for the three months ended March 31, 2023.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2022	28,163	$12.40
Options cancelled/forfeited	(1,650)	$12.40
Balances at March 31, 2023	26,513	$12.40

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for stock option grants of $34,380 for the three months ended March 31, 2023. No compensation expense was recorded for the three months ended March 31, 2022.

As of March 31, 2023, there were unrecognized compensation costs of approximately $130,213 related to non-vested stock option awards under the 2022 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.62 years.

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

The following table summarizes the outstanding stock options under the 2016 Plan for the three months ended March 31, 2023.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2022	23,373	$40.13
Options cancelled/forfeited	(84)	$23.60
Balances at March 31, 2023	23,289	$40.19

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $7,867 and $36,346 for the three months ended March 31 31, 2023 and 2022, respectively.

As of March 31, 2023, there were unrecognized compensation costs of approximately $26,452 related to non-vested stock option awards under the 2016 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.76 years.

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

The following table summarizes the outstanding stock options under the 1999 Plan for the three months ended March 31, 2023:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2022	936	$1,122.75
Options cancelled/forfeited	(31)	$1,168.63
Balances at March 31, 2023	905	$1,119.89

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded no compensation expense for these stock option grants for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, there were no unrecognized compensation costs related to non-vested stock option awards under the 1999 Plan.

Inducement Stock Options

The Company granted two employment inducement stock option awards, one for 5,000 shares of common stock and the other for 12,500 shares of common stock, to its new CEO on July 6, 2021.

The employment inducement stock option for 5,000 shares of common stock was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award was to vest as follows: 50% upon initiation of a Phase 3 trial for levosimendan by June 30, 2022; and 50% upon initiation of a Phase 3 trial for imatinib by June 30, 2022. The options had a 10-year term and an exercise price of $39.40 per share, the July 6, 2021 closing price of our common stock. None of the vesting milestones were achieved and the options were subsequently cancelled. The estimated fair value of this inducement stock option award was $178,291 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.37%, dividend yield of 0%, volatility factor for our common stock of 103.50% and an expected life of 10 years.

An additional employment inducement stock option award for 12,500 shares of common stock also was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% on the one-year anniversary of the CEO’s employment start date and an additional 25% on each of the following three anniversaries of the CEO’s employment start date, subject to continued employment. The options have a 10-year term and an exercise price of $39.40 per share, the July 6, 2021 closing price of our common stock.

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

Inducement stock option compensation expense totaled $24,296 for the three months ended March 31, 2023. As of March 31, 2023, there was $413,386 of remaining unrecognized compensation expense related to these inducement stock options.

NOTE 8. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited condensed consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2022. All references in this Quarterly Report to “Tenax Therapeutics,” “we,” “our” and “us” means Tenax Therapeutics, Inc.

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

COVID-19

The COVID-19 pandemic or similar epidemics could in the future, directly or indirectly, adversely impact our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to such illnesses, which could negatively impact our trials, increase our operating expenses, and have a material adverse effect on our financial results. In May 2023, the World Health Organization declared that COVID-19 was no longer a global health emergency, however, any lingering impact from COVID-19 is not fully known and cannot be estimated. We will continue to assess the potential impact of the COVID-19 pandemic on our business and operations, including our clinical operations and manufacturing activities.

Financial Overview

Operating Expenses

	Three months ended March 31,		Increase/	% Increase/
	2023	2022	(Decrease)	(Decrease)
Operating expenses
General and administrative	$1,273,730	$1,540,744	$(267,014)	(17)%
Research and development	265,735	1,177,895	(912,160)	(77)%
Total operating expenses	1,539,465	2,718,639	(1,115,484)	(43)%

General and Administrative Expenses

General and administrative expenses were $1.3 million for the three months ended March 31, 2023, compared to $1.5 million for the same period in 2022. General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the three months ended March 31, 2023 and 2022, respectively, are as follows:

	Three months ended March 31,		Increase/	% Increase/
	2023	2022	(Decrease)	(Decrease)
Personnel costs	$600,056	$582,707	$17,349	3%
Legal and professional fees	431,722	721,548	(289,826)	(40)%
Other costs	223,569	197,847	25,722	13%
Facilities	18,383	38,642	(20,259)	(52)%

Personnel costs increased approximately $17,000 for the three months ended March 31, 2023, compared to the same period in the prior year. The increase was primarily due to increased employment related costs in the current period as compared to the same period in the prior year.

Legal and professional fees decreased approximately $289,000 for the three months ended March 31, 2023, compared to the same period in the prior year. Professional fees consist of the costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors.

Legal fees decreased approximately $197,000 for the three months ended March 31, 2023, as compared to the same period in the prior year. The decrease was primarily due to decreased legal fees associated with general corporate matters, fundraising activities and IP costs that were incurred during the same period in the prior year.

Professional fees decreased approximately $118,000 for the three months ended March 31, 2023, compared to the same period in the prior year. The decrease was primarily attributable to decreased investor relations and consulting fees offset by increases in capital market fees and accounting costs.

Other costs increased approximately $26,000 for the three months ended March 31, 2023, compared to the same period in the prior year. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. The increase was primarily attributable to increased costs for insurance, dues and general office supplies offset by decreases in franchise and other taxes and banking fees.

Facilities costs include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs decreased approximately $20,000 for the three months ended March 31, 2023, compared to the same period in the prior year. The decrease is the result of the Company’s relocation to new shared office space resulting in lower rent costs.

Research and Development Expenses

Research and development expenses were $261,000 for the three months ended March 31, 2023, as compared to $1.2 million for the same period in the prior year. Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with contract research organizations and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended March 31, 2023 and 2022, respectively, are as follows:

	Three months ended March 31,		Increase/	% Increase/
	2023	2022	(Decrease)	(Decrease)
Clinical and preclinical development	$84,032	$997,499	$(913,467)	(92)%
Personnel costs	171,367	179,308	(7,941)	(4)%
Other costs	10,336	1,088	9,248	850%

Clinical and preclinical development costs decreased approximately $913,000 for the three months ended March 31, 2023 as compared to the same period in the prior year. Clinical and preclinical development costs consist of expenses associated with our ongoing Phase 2 HELP Open Label Extension Study for levosimendan, costs associated with our imatinib Phase 1 Pharmacokinetics Study, imatinib Phase 3 IMPROVE Study, and development costs associated with the formulation for imatinib. The decrease is primarily attributable to a costs associated with formulation development, Phase 1 and Phase 3 costs associated with imatinib not incurred in the current period as the Company paused clinical development activities to focus on its strategic process , which culminated in its February 2023 public offering.

Personnel costs decreased approximately $8,000 for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily attributable to the timing of general employment costs.

Other costs increased approximately $9,000 for the three months ended March 31, 2023, as compared to the same period in the prior year, primarily attributable to increased consulting costs.

Other Income and Expense

Other income and expense include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include but are not limited to interest income earned and fixed asset disposals. Interest expense increased approximately $4,800 for the three months ended March 31, 2023, compared to the same period in the prior year. This increase is due primarily to interest expense paid on the note payable. Other income increased $140,000 related license fees earned of $203,000 and interest income of $76,000 offset by the lease loss of $139,000.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and, as of March 31, 2023, we had an accumulated deficit of approximately $291 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan and imatinib for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of approximately $15.3 million and $3.2 million and working capital of approximately $14.3 million and $1.4 million as of March 31, 2023 and December 31, 2022, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

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

Financings

On February 3, 2023, we sold in a registered public offering (i) an aggregate of 6,959,444 shares of our common stock and pre-funded warrants to purchase an aggregate of 1,707,222 shares of our common stock and (ii) accompanying warrants to purchase up to an aggregate of 17,333,332 shares of our common stock at a combined offering price of $1.80 per share of common stock and associated warrant, or $1.799 per pre-funded warrant and associated warrant, resulting in gross proceeds to the Company of approximately $15.6 million. Net proceeds of the offering were approximately $13.6 million, after deducting the placement agent fees and offering expenses payable by the Company.

On May 17, 2022, we sold 529,802 units in a private placement at a purchase price of $15.50 per unit for net proceeds of approximately $7.9 million. Each unit consisted of one unregistered pre-funded warrant to purchase one share of our common stock and one unregistered warrant to purchase one share of common stock.

 Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2023	2022
Net cash (used in) operating activities	$(1,724,872)	$(2,937,677)
Net cash (used in) provided by investing activities	1,241	(6,323)
Net cash provided by financing activities	14,014,793	228,762

Net cash used in operating activities. Net cash used in operating activities was approximately $1.7 million for the three months ended March 31, 2023, compared to approximately $1.7 million for the three months ended March 31, 2022. The decrease in cash used for operating activities was primarily due to prepaid expenses and accounts payable activity in the current period as compared to the prior year.

Net cash (used in) provided by investing activities. Net cash provided by investing activities was approximately $1,200 for the three months ended March 31, 2023, compared to net cash used in investing activities of approximately $6,300 in the three months ended March 31, 2022. The increase in cash provided by investing activities was primarily due to the sale of office furniture related to the move of the Company’s headquarters.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $14.0 million for the three months ended March 31, 2023, compared to approximately $229,000 in the three months ended March 31, 2022. The increase in cash provided by financing activities was due to the net proceeds from the February 7, 2023 sale of common stock and warrants and the exercise of warrants.

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

Based on our working capital on March 31, 2023, we believe we have sufficient capital on hand to continue to fund operations through to the first quarter of calendar year 2024.

We will need substantial additional capital beyond the first quarter of calendar year 2024 and in the future in order to complete the regulatory approval and commercialization of levosimendan, as well as to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses. As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our December 31, 2022 consolidated financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and make it more difficult to obtain financing.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Based on their evaluation, our President and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

The risks we face have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit Number	Description

3.1.1

Certificate of Incorporation of Oxygen Biotherapeutics, Inc., dated April 17, 2008 (incorporated herein by reference to Exhibit 3.01 to our Current Report on Form 8-K filed with the SEC on June 30, 2008).

3.1.2

Certificate of Amendment of the Certificate of Incorporation, effective November 9, 2009 (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on November 13, 2009).

3.1.3

Certificate of Amendment of the Certificate of Incorporation, effective May 10, 2013 (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2013).

3.1.4

Certificate of Amendment of the Certificate of Incorporation, effective September 19, 2014 (incorporated herein by reference to Exhibit 3.4 to our Quarterly Report on Form 10-Q filed with the SEC on December 15, 2014).

3.1.5

Certificate of Amendment of the Certificate of Incorporation, effective February 23, 2018 (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on February 23, 2018).

3.1.6

Certificate of Amendment to Certificate of Incorporation, as amended of Tenax Therapeutics, Inc., effective January 4, 2023 (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 4, 2023).

3.2

Certificate of Designation of Series A Convertible Preferred Stock, dated December 10, 2018 (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on December 11, 2018).

3.3

Certificate of Designation of Series B Convertible Preferred Stock, dated January 15, 2021 (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on January 19, 2021).

4.1

Warrant Agency Agreement, dated as of February 3, 2023, by and between Tenax Therapeutics, Inc. and Direct Transfer LLC (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 7, 2023).

4.2	Form of Pre-Funded Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on February 7, 2023).
4.3	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on February 7, 2023).
10.1

Placement Agency Agreement, dated as of February 3, 2023, by and between Tenax Therapeutics, Inc. and Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 7, 2023).

10.2

Form of Securities Purchase Agreement by and between Tenax Therapeutics, Inc. and the purchasers named therein. (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 7, 2023).

10.3

Form of Leak-Out Agreement by and between Tenax Therapeutics, Inc. and the persons named therein (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on February 7, 2023).

10.4	Lease Termination Agreement, dated as of February 7, 2023 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 10, 2023).
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2023

TENAX THERAPEUTICS, INC.

By:
Eliot M. Lurier
Interim Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

