Form 10-Q
period 2023-06-30
TENAX THERAPEUTICS, INC.
filed 2023-08-14
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

(Address of principal executive offices, including zip code)

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

As of August 7, 2023 the registrant had outstanding 23,862,434 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,393,573	$2,123,682
Prepaid expenses	362,551	738,927
Other current assets	282,583	345,856
Total current assets	14,038,707	3,208,465
Right of use asset	-	179,503
Property and equipment, net	5,675	7,189
Other assets	1,117	9,552
Total assets	$14,045,499	$3,404,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$206,459	$448,425
Accrued liabilities	271,633	775,045
Note Payable	345,749	624,302
Total current liabilities	823,841	1,847,772
Long term liabilities
Lease liability	-	64,196
Total long term liabilities	-	64,196
Total liabilities	823,841	1,911,968

Commitments and contingencies; see Note 6
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares; See Note 7
Series A Preferred stock, par value $.0001, authorized 259,068 shares; issued and outstanding 210, as of June 30, 2023 and December 31, 2022, respectively	-	-
Common stock, par value $.0001 per share; authorized 400,000,000 shares; issued and outstanding 23,862,434 as of June 30, 2023 and 2,291,809 as of December 31, 2022, respectively	2,386	229
Additional paid-in capital	305,274,450	291,034,592
Accumulated deficit	(292,055,178)	(289,542,080)
Total stockholders’ equity	13,221,658	1,492,741
Total liabilities and stockholders' equity	$14,045,499	$3,404,709

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Operating expenses
General and administrative	$1,038,257	$1,337,427	$2,311,987	$2,878,171
Research and development	197,903	1,524,465	463,637	2,702,360
Total operating expenses	1,236,160	2,861,892	2,775,624	5,580,531

Net operating loss	1,236,160	2,861,892	2,775,624	5,580,531

Interest expense	9,126	1,484	16,476	4,071
Interest income	(139,859)	(63)	(216,136)	(178)
Other expense (income), net	911	(2,292)	(62,866)	(1,867)
Net loss	$1,106,338	$2,861,021	$2,513,098	$5,582,557

Net loss per share, basic and diluted	$(0.05)	$(2.27)	$(0.16)	$(4.43)
Weighted average number of common shares outstanding, basic and diluted	22,116,335	1,260,346	15,743,942	1,260,346

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	stockholders' equity

Balance at December 31, 2021	210	$-	1,260,346	$126	$282,738,727	$(278,494,185)	$4,244,668
Compensation on options issued	-	-	-	-	83,069		83,069
Net loss	-	-	-	-	-	(2,721,536)	(2,721,536)
Balance at March 31, 2022	210	$-	1,260,346	$126	$282,821,796	$(281,215,721)	$1,606,201
Pre-funded warrants and warrants sold, net of offering costs	-	-	-	-	7,928,591	-	7,928,591
Compensation oin options issued	-	-	-	-	110,031	-	110,031
Net loss	-	-	-	-	-	(2,861,021)	(2,861,021)
Balance at June 30, 2022	$210	$-	1,260,346	$126	$290,860,418	$(284,076,742)	$6,783,802
Balance at December 31. 2022	210	$-	2,291,809	$230	$291,034,591	$(289,542,080)	$1,492,741
Public offering sale of common stock and warrants, net of offering costs	-	-	6,959,444	696	13,895,829	-	13,896,525
Offering costs	-	-	-	-	(282,647)	-	(282,647)
Exercise of pre-funded warrants for cash	-	-	1,446,110	145	511,166	-	511,311
Exercise of pre-funded warrants, cashless	-	-	260,722	26	(26)	-	-
Exercise of warrants, cashless	-	-	10,805,503	1,081	(1,081)	-	-
Stock split and fractional shares issued	-	-	13,846	-	-	-	-
Compensation on options issued	-	-	-	-	66,543	-	66,543
Net loss	-	-	-	-	-	(1,406,760)	(1,406,760)
Balance at March 31, 2023	210	$-	21,777,434	$2,178	$305,224,375	$(290,948,840)	$14,277,713
Exercise of warrants, cashless	-	-	2,085,000	208	(208)		-
Compensation on options issued	-	-	-	-	50,283	-	50,283
Net loss	-	-	-	-	-	(1,106,338)	(1,106,338)
Balance at June 30, 2023	$210	$-	23,862,434	$2,386	$305,274,450	$(292,055,178)	$13,221,658

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2023	2022
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,513,098)	$(5,582,557)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,895	2,588
Interest on debt instrument	12,906	4,071
Amortization of right of use asset	-	53,029
Gain on sale of equipment	1,125	-
Issuance and vesting of compensatory stock options and warrants	116,826	193,100
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	439,649	(771,355)
Accounts payable and accrued liabilities	(707,141)	(210,056)
Long term portion of lease liability	-	(57,706)
Net cash used in operating activities	(2,647,838)	(6,368,886)

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) proceeds from sale of property and equipment	2,843	(6,323)
Net cash (used in) provided by investing activities	2,843	(6,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, warrants and pre-funded warrants, net of issuance costs	14,193,439	7,928,591
Proceeds from the issuance of note payable	-	364,546
Payments on short-term note	(278,553)	(272,671)
Net cash provided by financing activities	13,914,886	8,020,466

Net change in cash and cash equivalents	11,269,891	1,645,257
Cash and cash equivalents, beginning of period	2,123,682	5,583,922
Cash and cash equivalents, end of period	$13,393,573	$7,229,179

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

Going Concern

Management believes the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of approximately $292.1 million and $284.1 million on June 30, 2023 and 2022, respectively, and used cash in operations of approximately $2.6 million and $6.4 million during the six months ended June 30, 2023 and 2022, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying June 30, 2023 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

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

Reverse Stock Split

The Company has adjusted the financial statements to reflect that on January 4, 2023, the Company effected a 1-for-20 reverse stock split of its outstanding common stock (the “Reverse Stock Split”). The Reverse Stock Split did not change the number of authorized shares of capital stock or cause an adjustment to the par value of its capital stock. Pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under the Company’s outstanding stock options and warrants. The number of shares authorized for issuance pursuant to the Company’s equity incentive plans have also been adjusted proportionately to reflect the Reverse Stock Split.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity date of three months or less, when acquired, to be cash equivalents.

Cash Concentration Risk

The Federal Deposit Insurance Corporation (the “FDIC”) insurance limits are $250,000 per depositor per insured bank. The Company had cash balances of $13.1 million and $1.9 million uninsured by the FDIC as of June 30, 2023 and December 31, 2022, respectively.

Liquidity and Capital Resources

The Company has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. The Company had total current assets of approximately $14.0 million and $3.2 million and working capital of $13.2 million and $1.4 million as of June 30, 2023 and December 31, 2022, respectively.

The Company’s cash resources were approximately $13.4 million as of June 30, 2023, compared to cash resources of approximately $2.1 million as of December 31, 2022.

The Company expects to continue to incur expenses related to the development of levosimendan for pulmonary hypertension and other potential indications and imatinib for PAH, as well as identifying and developing other potential product candidates. Based on its resources on June 30, 2023, the Company believes that it has sufficient capital to fund its planned operations through to the first quarter of calendar year 2024. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company intends to continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot provide assurance that it will be able to secure such additional financing on reasonable terms, or if available, that it will be sufficient to meet its needs.

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

The COVID-19 pandemic or a similar societal healthcare disruption could in the future, directly or indirectly, adversely affect the Company’s clinical trial operations, including its ability to recruit and retain patients, principal investigators and site staff who, as healthcare providers, may have heightened exposure to or impact from infectious diseases if an outbreak occurs in their geography. Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, or if the patients become infected with coronavirus or a similar virus themselves, which would delay the Company’s ability to initiate and/or complete planned clinical and preclinical studies in the future. In May 2023, the World Health Organization declared that COVID-19 was no longer a global health emergency, however, any lingering impact from COVID-19 is not fully known and cannot be estimated.

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

	Six months ended June 30,
	2023	2022

Warrants to purchase common stock	1,722,240	1,576,240
Pre-funded warrants to purchase common stock	-	1,031,465
Options to purchase common stock	74,873	88,536
Convertible preferred shares outstanding	210	210

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU-2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends how credit losses are measured and reported for certain financial instruments that are not accounted for at fair value through net income. This standard requires that credit losses be presented as an allowance rather than as a write-down for available-for-sale debt securities and is effective for interim and annual reporting periods beginning January 1, 2023, with early adoption permitted. A modified retrospective approach is to be used for certain parts of this guidance, while other parts of the guidance are to be applied using a prospective approach. The adoption of this standard has not had a material impact on its condensed consolidated financial statements and related disclosures.

NOTE 3. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment primarily consist of office furniture and fixtures.

Depreciation expense was $1,000 and $1,200 for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, depreciation expense was $1,895 and $2,600, respectively.

Accrued liabilities

Accrued liabilities consist of the following:

	June 30, 2023	December 31, 2022
Operating costs	$230,000	$245,391
Lease liability	-	119,393
Employee related	41,633	410,261
	$271,633	$775,045

NOTE 4. NOTE PAYABLE

Premium Finance Agreement

On December 31, 2022, the Company executed a premium finance note agreement (the “Note”) with AFCO Credit Corporation. The Note financed the Company’s Directors and Officers Insurance Policy as well as the Errors and Omissions policy. The total amount financed was $693,669. The Company paid a down payment of $69,367 at execution leaving a balance of $624,302 payable in monthly installments of $58,873 through December 1, 2023. The Note has an interest rate of 7.39%. The Company recorded interest expense on the Note of in the amount of $8,463 and $15,814 for the three and six months ended June 30, 2023. The balance on the Note as of June 30, 2023 and December 31, 2022 was $345,749 and $624,302, respectively.

NOTE 5. LEASE

In January 2011, the Company entered into a lease (the “Lease”) with Concourse Associates, LLC (the “Landlord”) for its headquarters located at ONE Copley Parkway, Suite 490, Morrisville, North Carolina (the “Premises”). The Lease was amended in August 2015, March 2016 and April 2021 to extend the term for the 5,954 square foot rental. Pursuant to the Amendment dated April 2021, the existing lease term was extended through June 30, 2024 and the annual base rent of $125,034 would increase 2.5% annually for lease years two and three. On February 7, 2023, the Company entered into a Lease Termination Agreement with the Landlord, with respect to the Premises. As consideration for the Landlord’s entry into the Lease Termination Agreement, including a release of any claims the Landlord may have had against the Company under the Lease, the Company paid the Landlord $169,867. Pursuant to the Lease Termination Agreement, effective February 8, 2023, the Company has no remaining rent or further obligations to the Landlord pursuant to the Lease.

The Company performed an evaluation of its other contracts with customers and suppliers in accordance with ASC 842, Leases, and determined that, except for the Lease described above, none of the Company’s contracts contain a lease.

The Company owns no real property. Beginning November 1, 2022, we maintain a membership providing dedicated office space, as well as shared services and shared space for meetings, catering, and other business activities, at our principal executive office relocated to 101 Glen Lennox Drive, Suite 300, Chapel Hill, North Carolina 27517.

The current rent is approximately $750 per month.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Simdax license agreement

On November 13, 2013, the Company acquired, through its wholly-owned subsidiary, Life Newco, that certain License, dated September 20, 2013, as amended on October 9, 2020 and January 25, 2022, by and between Phyxius and Orion, and that certain Side Letter, dated October 15, 2013, by and between Phyxius and Orion. The License grants the Company an exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan in the Territory and, pursuant to the October 9, 2020 and January 25, 2022 amendments, also includes two product dose forms containing levosimendan, in capsule and solid dosage form, and a subcutaneously administered product containing levosimendan, subject to specified limitations in the License. Pursuant to the License, the Company and Orion will agree to a new trademark when commercializing levosimendan in either of these forms.

The License also grants the Company a right of first refusal to commercialize new developments of the Product, including developments as to the formulation, presentation, means of delivery, route of administration, dosage or indication (i.e., line extension products).

As of June 30, 2023, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

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

Series A Stock

On December 11, 2018, the Company closed its underwritten offering of 259,068 units for net proceeds of approximately $9.0 million (the “2018 Offering”). Each unit consisted of (i) twenty shares of the Company’s Series A convertible preferred stock, par value $0.0001 per share (the “Series A Stock”), (ii) a two-year warrant to purchase one share of common stock at an exercise price of $38.60, and (iii) a five-year warrant to purchase one share of common stock at an exercise price of $38.60. In accordance with ASC 480, Distinguishing Liabilities from Equity, the estimated fair value of $1,800,016 for the beneficial conversion feature was recognized as a deemed dividend on the Series A Stock during the year ended December 31, 2020.

As of June 30, 2023, there were 210 shares of Series A Stock outstanding.

Common Stock and Pre-Funded Warrants

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of June 30, 2023, and December 31, 2022, there were 23,862,434 and 2,291,809 shares of common stock issued and outstanding, respectively. As of June 30, 2023 and December 31, 2022, there were no pre-funded warrants outstanding.

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

May 2022 Private Placement (the “May 2022 Offering”)

On May 17, 2022, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to sell and issue to the investor 529,802 units in a private placement at a purchase price of $15.50 per unit. Each unit consisted of (i) one unregistered pre-funded warrant to purchase one share of common stock and (ii) one unregistered warrant to purchase one share of common stock (together with the pre-funded warrants, the “2022 Warrants”). In the aggregate, 1,059,603 shares of the Company’s common stock are underlying the 2022 Warrants. The net proceeds from the private placement, after direct offering expenses, were approximately $7.9 million. The fair value allocated to the pre-funded warrants and warrants was $4.2 million and $3.8 million, respectively.

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

Warrants

As of June 30, 2023, the Company has 1,722,240 warrants outstanding. The following table summarizes the Company’s warrant activity for the six months ended June 30, 2023:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	1,576,240	$17.13
Issued	17,333,332	2.25
Exercised	(17,187,332)	2.25
Outstanding at June 30, 2023	1,722,240	$15.87

February 2023 Warrants

As described above, as a part of the February 2023 Offering, the Company issued unregistered warrants to purchase 17,333,332 shares of its common stock at an exercise price of $2.25 per share and contractual term of five years. The unregistered warrants were offered in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder. In accordance with ASC 815, Derivatives and Hedging, these warrants are classified as equity and their relative fair value of approximately $10.6 million was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. The assumptions used in the Black-Scholes Option Pricing model were as follows:

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

Stock Options

2022 Stock Incentive Plan

On June 9, 2022, the Company’s stockholders approved the Tenax Therapeutics. Inc. 2022 Stock Incentive Plan (the “2022 Plan”), which authorizes for issuance a total of 55,000 shares of common stock. Under the 2022 Plan, with the approval of the Board’s Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. The 2022 Plan superseded and replaced the Tenax Therapeutics, Inc. 2016 Stock Incentive Plan, as amended (the “2016 Plan”) and all shares of common stock remaining authorized and available for issuance under the 2016 Plan and any shares subject to outstanding awards under the 2016 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares automatically become available for issuance under the 2022 Plan. At June 30, 2023 there were 51,487 shares that rolled over from the 2016 Plan and 28,488 shares remaining under the 2022 Plan resulting in an aggregate of 79,975 shares available for issuance under the 2022 Plan.

The following table summarizes the shares available for grant under the 2022 Plan for the six months ended June 30, 2023.

Shares Available for Grant
Balances, at December 31, 2022	77,616
Options granted	-
Options cancelled/forfeited	2,359
Balances, at June 30, 2023	79,975

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

The following table summarizes the outstanding stock options under the 2022 Plan for the six months ended June 30, 2023.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2022	28,163	$12.40
Options cancelled/forfeited	(1,650)	$12.40
Balances at June 30, 2023	26,513	$12.40

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for stock option grants of $18,117 and $52,497 for the three and six months ended June 30, 2023, respectively. No compensation expense was recorded for the six months ended June 30, 2022.

As of June 30, 2023, there were unrecognized compensation costs of approximately $109,857 related to non-vested stock option awards under the 2022 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.19 years.

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

The following table summarizes the outstanding stock options under the 2016 Plan for the six months ended June 30, 2023.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2022	23,373	$40.13
Options cancelled/forfeited	(709)	$23.60
Balances at June 30, 2023	22,664	$40.64

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $7,867 and $15,734 for the three and six months ended June 30, 2023, respectively.

As of June 30, 2023, there were unrecognized compensation costs of approximately $17,613 related to non-vested stock option awards under the 2016 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.51 years.

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

The following table summarizes the outstanding stock options under the 1999 Plan for the six months ended June 30, 2023:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2022	936	$1,122.75
Options cancelled/forfeited	(240)	$1,253.83
Balances at June 30, 2023	696	$1,076.36

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded no compensation expense for these stock option grants for the three and six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, there were no unrecognized compensation costs related to non-vested stock option awards under the 1999 Plan.

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

Inducement stock option compensation expense totaled $24,299 and $48,595 for the three and  six months ended June 30, 2023, respectively. As of June 30, 2023, there was $386,084 of remaining unrecognized compensation expense related to these inducement stock options.

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

Overview

Tenax Therapeutics, Inc. (“Tenax”) was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David & Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc. Effective June 30, 2008, we changed the domiciliary state of the corporation to Delaware and changed the Company name to Oxygen Biotherapeutics, Inc. On September 19, 2014, we changed the Company name to Tenax Therapeutics, Inc.

On November 13, 2013, we acquired a license granting Life Newco Inc., our wholly-owned subsidiary, an exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada. On October 9, 2020 and January 25, 2022, we entered into amendments to the license to include two product dose forms containing levosimendan, in capsule and solid dosage form, and a subcutaneously administered product containing levosimendan, subject to specified limitations.

On January 15, 2021, we acquired 100% of the equity of PHPrecisionMed Inc., a Delaware corporation, or PHPM, with PHPM surviving as our wholly-owned subsidiary. As a result of the merger, we plan to develop and commercialize pharmaceutical products containing imatinib for the treatment of pulmonary arterial hypertension, or PAH.

Business Strategy

Having carefully considered alternatives within the ongoing strategic process announced in September 2022, and having raised capital to fund the Company through to the first quarter of 2024, the Company has recently elected to prioritize the Phase 3 testing of levosimendan, ahead of imatinib, with plans to commence a levosimendan Phase 3 study in 2023. Supporting this strategic decision are two U.S. Patents issued in March and July 2023, covering the use of IV and oral levosimendan in patients with PH-HFpEF. These patents are the second and third levosimendan patents granted to Tenax since the start of 2022. This prioritization of the Phase 3 testing of levosimendan places the start of a Phase 3 imatinib trial outside the 2023 timeframe, pending fundraising to support that trial, as well as other strategic considerations.

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

Levosimendan and imatinib have been approved and prescribed in countries around the world for more than 20 years, but we believe their mechanisms of action have not been fully exploited, despite promising evidence they may significantly improve the lives of patients with pulmonary hypertension. We are conducting clinical development with the intent to establish proof of beneficial activity in cardiopulmonary diseases in which these therapeutics would be expected to have benefit for patients with diseases for which either no pharmaceutical therapies are approved at all, or in the case of PAH, where numerous, expensive therapies generally offer a modest reduction of symptoms. Our focus is primarily on designing and executing formulation improvements, protecting these innovations with patents and other forms of exclusivity, and employing innovative clinical trial science to establish a robust foundation for subsequent development, product approval, and commercialization. We intend to submit marketing authorization applications following either one or two Phase 3 trials of levosimendan and, when appropriate, a single Phase 3 trial of imatinib. Our trials are designed to incorporate and reflect advanced clinical trial design science and the regulatory and advisory experience of our team. We intend to continue partnering with innovative companies, renowned biostatisticians and trialists, medical leaders, formulation and regulatory experts, and premier clinical testing organizations to help expedite development, and continue expanding into complementary areas when opportunities arise through our development, research, and discoveries. We also intend to continue outsourcing when designing and executing our research.

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

Notice of Allowance and Patent

On February 1, 2023, the Company announced it was granted a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for its patent application with claims covering the use of IV levosimendan (TNX-101) in the treatment of PH-HFpEF. This patent (U.S. Patent No. 11,607,412) was issued on March 21, 2023. On July 19, 2023, the Company announced USPTO issuance of another patent, this one including claims covering the use of oral levosimendan (TNX-103) in patients with PH-HFpEF. This issued patent (U.S. Patent No. 11,701,355) provides exclusivity through December 2040. At present, Tenax Therapeutics has other patent applications pending, with additional decisions expected beyond 2023.

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

COVID-19

The COVID-19 pandemic or similar epidemics as well as other societal/healthcare disruptions could in the future, directly or indirectly, adversely impact our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to or impact of such illnesses, which could negatively impact our trials, increase our operating expenses, and have a material adverse effect on our financial results. In May 2023, the World Health Organization declared that COVID-19 was no longer a global health emergency, however, any lingering impact from COVID-19 is not fully known and cannot be estimated. We will continue to assess the potential impact of the COVID-19 pandemic on our business and operations, including our clinical operations and manufacturing activities.

Financial Overview – Three Months Ended June 30, 2023

Operating Expenses

	Three months ended June 30,		Increase/	% Increase/
	2023	2022	(Decrease)	(Decrease)
Operating expenses
General and administrative	$1,038,257	$1,337,427	$(299,170)	(22)%
Research and development	197,903	1,524,465	(1,326,562)	(87)%
Total operating expenses	$1,236,160	$2,861,892	$(1,625,732)	(57)%

General and Administrative Expenses

General and administrative expenses were $1.0 million for the three months ended June 30, 2023, compared to $1.3 million for the same period in 2022. General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the three months ended June 30, 2023 and 2022, respectively, are as follows:

	Three months ended June 30,		Increase/	% Increase/
	2023	2022	(Decrease)	(Decrease)
Personnel costs	$406,871	$545,208	$(138,337)	(25)%
Legal and professional fees	455,178	528,684	(73,506)	(14)%
Other costs	171,785	228,300	(56,515)	(25)%
Facilities	4,423	35,235	(30,812)	(87)%

Total general and administrative expenses	$1,038,257	$1,337,427	$(299,170)	(22)%

Personnel costs decreased approximately $138,000 for the three months ended June 30, 2023, compared to the same period in the prior year. The change was primarily due to decreased employment related costs due to lower headcount in the current period compared to the same period in the prior year.

Legal and professional fees decreased approximately $74,000 for the three months ended June 30, 2023, compared to the same period in the prior year. Professional fees consist of the costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors.

Legal fees decreased approximately $47,000 for the three months ended June 30, 2023, compared to the same period in the prior year. The change was primarily due to decreased legal fees associated with general corporate matters, fundraising activities and IP costs that were incurred during the same period in the prior year.

Professional fees decreased approximately $27,000 for the three months ended June 30, 2023, compared to the same period in the prior year. The change was primarily attributable to decreased investor relations and consulting fees offset by increases in capital market fees and accounting costs.

Other costs decreased approximately $56,000 for the three months ended June 30, 2023, compared to the same period in the prior year. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. The change was primarily attributable to decreased costs for insurance, dues, and general office supplies offset by increases in franchise and other taxes and banking fees.

Facilities costs include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs decreased approximately $31,000 for the three months ended June 30, 2023, compared to the same period in the prior year. The decrease is the result of the Company’s relocation to new shared office space resulting in lower rent costs.

Research and Development Expenses

Research and development expenses were approximately $198,000 for the three months ended June 30, 2023, compared to $1.5 million for the same period in the prior year. Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with contract research organizations and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended June 30, 2023 and 2022, respectively, are as follows:

	Three months ended June 30,		Increase/	% Increase/
	2023	2022	(Decrease)	(Decrease)
Clinical and preclinical development	$57,120	$1,377,402	$(1,320,282)	(96)%
Personnel costs	97,360	140,230	(42,870)	(31)%
Other costs	43,423	6,833	36,590	535%

Total research and development expenses	$197,903	$1,524,465	$(1,326,562)	(87)%

Clinical and preclinical development costs decreased approximately $1.3 million for the three months ended June 30, 2023 compared to the same period in the prior year. Clinical and preclinical development costs for the three months ended June 30, 2023 consist of expenses associated with our Phase 2 HELP Open Label Extension Study for levosimendan, compared with costs for the three months ended June 30, 22 associated with our imatinib Phase 1 Pharmacokinetics Study, imatinib Phase 3 IMPROVE Study, and development costs associated with the formulation for imatinib. The decrease is primarily attributable to the receipt of refunded costs associated with formulation development and Phase 1 and Phase 3 costs for imatinib since the Company paused clinical development activities for this product candidate to focus on its strategic process, which culminated in its February 2023 public offering.

Personnel costs decreased approximately $43,000 for the three months ended June 30, 2023, compared to the same period in the prior year, primarily attributable to the timing of general employment costs.

Other costs increased approximately $37,000 for the three months ended June 30, 2023, compared to the same period in the prior year, primarily attributable to increased regulatory consulting costs.

Other Income and Expense

Other income and expense include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include but are not limited to interest income earned and fixed asset disposals. Interest expense increased approximately $7,600 for the three months ended June 30, 2023, compared to the same period in the prior year. The change is due primarily to interest expense paid on the premium finance note agreement (the “Note”) with Premium Funding Associates, Inc. Other income increased approximately $137,000 primarily related to interest income on cash deposits as a result of the February 2023 offering.

Financial Overview – Six Months Ended June 30, 2023

Operating Expenses

	Six months ended June 30,		Increase/	% Increase/
	2023	2022	(Decrease)	(Decrease)
Operating expenses
General and administrative	$2,311,987	$2,878,171	$(566,184)	(20)%
Research and development	463,637	2,702,360	(2,238,723)	(83)%
Total operating expenses	$2,775,624	$5,580,531	$(2,804,907)	(50)%

General and Administrative Expenses

General and administrative expenses were $2.3 million for the six months ended June 30, 2023, compared to $2.9 million for the same period in 2022. General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the six months ended June 30, 2023 and 2022, respectively, are as follows:

	Six months ended June 30,		Increase/	% Increase/
	2023	2022	(Decrease)	(Decrease)
Personnel costs	$1,006,927	$1,127,915	$(120,988)	(11)%
Legal and professional fees	886,900	1,250,232	(363,332)	(29)%
Other costs	395,354	426,147	(30,793)	(7)%
Facilities	22,806	73,877	(51,071)	(69)%

Total general and administrative expenses	$2,311,987	$2,878,171	$(566,184)	(20)%

Personnel costs decreased approximately $121,000 for the six months ended June 30, 2023, compared to the same period in the prior year. The change was primarily due to decreased employment related costs in the current period compared to the same period in the prior year.

Legal and professional fees decreased approximately $363,000 for the six months ended June 30, 2023, compared to the same period in the prior year. Professional fees consist of the costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors.

Legal fees decreased approximately $311,000 for the six months ended June 30, 2023, compared to the same period in the prior year. The change was primarily due to decreased legal fees associated with general corporate matters, fundraising activities and IP costs that were incurred during the same period in the prior year.

Professional fees decreased approximately $52,000 for the six months ended June 30, 2023, compared to the same period in the prior year. The decrease was primarily attributable to decreased investor relations and consulting fees offset by increases in capital market fees and accounting costs.

Other costs decreased approximately $31,000 for the six months ended June 30, 2023, compared to the same period in the prior year. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. The change was primarily attributable to decreased costs for travel, dues, taxes and general office supplies offset by increased costs for insurance.

Facilities costs include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs decreased approximately $51,000 for the six months ended June 30, 2023, compared to the same period in the prior year. The decrease is the result of the Company’s relocation to new shared office space resulting in lower rent costs.

Research and Development Expenses

Research and development expenses were $464,000 for the six months ended June 30, 2023, compared to $2.7 million for the same period in the prior year. Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with contract research organizations and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the six months ended June 30, 2023 and 2022, respectively, are as follows:

	Six months ended June 30,		Increase/	% Increase/
	2023	2022	(Decrease)	(Decrease)
Clinical and preclinical development	$141,152	$2,374,901	$(2,233,749)	(94)%
Personnel costs	268,727	319,537	(50,810)	(16)%
Other costs	53,758	7,922	45,836	579%

Total research and development expenses	$463,637	$2,702,360	$(2,238,723)	(83)%

Clinical and preclinical development costs decreased approximately $2.2 million for the six months ended June 30, 2023 compared to the same period in the prior year. Clinical and preclinical development costs for the six months ended June 30, 2023 consist of expenses associated with our Phase 2 HELP Open Label Extension Study for levosimendan, compared with costs for the six months ended June 30, 2022 associated with our imatinib Phase 1 Pharmacokinetics Study, imatinib Phase 3 IMPROVE Study, and development costs associated with the formulation for imatinib. The decrease is primarily attributable to the receipt of refunded costs associated with formulation development, Phase 1 and Phase 3 costs associated with imatinib since the Company paused clinical development activities to focus on its strategic process, which generated its February 2023 public offering.

Personnel costs decreased approximately $51,000 for the six months ended June 30, 2023, compared to the same period in the prior year, primarily attributable to the timing of general employment costs.

Other costs increased approximately $46,000 for the six months ended June 30, 2023, compared to the same period in the prior year, primarily attributable to increased regulatory consulting costs.

Other Income and Expense

Other income and expense include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include but are not limited to interest income earned and fixed asset disposals. Interest expense increased approximately $12,000 for the six months ended June 30, 2023, compared to the same period in the prior year. This increase is due primarily to interest expense paid on the Note. Other income increased $277,000 primarily related to interest income earned on higher cash balances resulting from our securities offering offset, offset by the lease loss of $140,000.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and, as of June 30, 2023, we had an accumulated deficit of approximately $292.1 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan and imatinib for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of approximately $14.0 million and $3.4 million and working capital of approximately $13.2 million and $1.4 million as of June 30, 2023 and December 31, 2022, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

Clinical and Preclinical Product Development

We recently completed the open label extension phase of the levosimendan HELP clinical trial, during which patients were transitioned from an intravenous to oral formulation of levosimendan for the treatment of pulmonary hypertension. We are developing a new formulation of imatinib. Our ability to continue to pursue development of our products beyond the first quarter of calendar year 2024 will depend on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining any necessary resources.

The COVID-19 pandemic or a similar epidemic could in the future, directly or indirectly, adversely affect our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to or impact from respiratory illnesses or other similar widespread infections if an outbreak occurs in their geography. Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, or if the patients become infected with COVID-19 or a similar disease themselves, which would delay our ability to complete our clinical trials or release clinical trial results.

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

 Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2023	2022
Net cash (used in) operating activities	$(2,647,838)	$(6,368,886)
Net cash (used in) provided by investing activities	2,843	(6,323)
Net cash provided by financing activities	13,914,886	8,020,466

Net cash used in operating activities. Net cash used in operating activities was approximately $2.7 million for the six months ended June 30, 2023, compared to approximately $6.4 million for the six months ended June 30, 2022. The decrease in cash used for operating activities was primarily due to prepaid expenses and accounts payable activity in the current period as compared to the prior year.

Net cash (used in) provided by investing activities. Net cash provided by investing activities was approximately $2,843 for the six months ended June 30, 2023, compared to net cash used in investing activities of approximately $6,300 in the six months ended June 30, 2022. The increase in cash provided by investing activities was primarily due to the sale of office furniture related to the relocation of the the Company’s headquarters.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $14.0 million for the six months ended June 30, 2023, compared to approximately $8.0 million in the six months ended June 30, 2022. The increase in cash provided by financing activities was due to the net proceeds from the February 3, 2023 sale of common stock and warrants and the exercise of warrants.

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

Based on our working capital on June 30, 2023, we believe we have sufficient capital on hand to continue to fund operations through to the first quarter of calendar year 2024.

We will need substantial additional capital beyond the first quarter of calendar year 2024 assuming ongoing preparation, planning activities, and other outsourced activities associated with a Phase 3 levosimendan trial to start in the interim, continue at the expected pace. In addition, we will need additional funding in the future in order to complete the regulatory approval and commercialization of levosimendan, as well as to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses. As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our December 31, 2022 consolidated financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and make it more difficult to obtain financing.

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

Based on their evaluation, our President and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: August 14, 2023

TENAX THERAPEUTICS, INC.

By:	Eliot M. Lurier
Eliot M. Lurier
Interim Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

