Form 10-Q
period 2023-09-30
TENAX THERAPEUTICS, INC.
filed 2023-11-13
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 8, 2023 the registrant had outstanding 23,862,434 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,141,136	$2,123,682
Prepaid expenses	474,866	738,927
Other current assets	267,084	345,856
Total current assets	11,883,086	3,208,465
Right of use asset	-	179,503
Property and equipment, net	4,706	7,189
Other assets	1,117	9,552
Total assets	$11,888,909	$3,404,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$134,787	$448,425
Accrued liabilities	292,961	775,045
Note Payable	174,466	624,302
Total current liabilities	602,214	1,847,772
Long term liabilities
Lease liability	-	64,196
Total long term liabilities	-	64,196
Total liabilities	602,214	1,911,968

Commitments and contingencies; see Note 6
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares; See Note 7
Series A Preferred stock, par value $0.0001, authorized 259,068 shares; issued and outstanding 210, as of September 30, 2023 and December 31, 2022, respectively	-	-
Common stock, par value $0.0001 per share; authorized 400,000,000 shares; issued and outstanding 23,862,434 as of September 30, 2023 and 2,291,809 as of December 31, 2022, respectively	2,386	229
Additional paid-in capital	305,311,462	291,034,592
Accumulated deficit	(294,027,153)	(289,542,080)
Total stockholders’ equity	11,286,695	1,492,741
Total liabilities and stockholders' equity	$11,888,909	$3,404,709

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Operating expenses
General and administrative	$1,051,524	$1,377,283	$3,363,511	$4,255,454
Research and development	1,065,855	1,540,205	1,529,493	4,242,565
Total operating expenses	2,117,379	2,917,488	4,893,004	8,498,019

Net operating loss	2,117,379	2,917,488	4,893,004	8,498,019

Interest expense	5,337	372	21,813	4,443
Interest income	(150,741)	-	(366,877)	-
Other expense (income), net	-	(1,323)	(62,866)	(3,368)
Net loss	$1,971,975	$2,916,537	$4,485,074	$8,499,094

Net loss per share, basic and diluted	$(0.08)	$(2.22)	$(0.24)	$(6.64)
Weighted average number of common shares outstanding, basic and diluted	23,862,434	1,316,504	18,532,270	1,279,271

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	stockholders' equity

Balance at December 31, 2021	210	$-	1,260,346	$126	$282,738,727	$(278,494,185)	$4,244,668
Compensation on options issued	-	-	-	-	83,069		83,069
Net loss	-	-	-	-	-	(2,721,536)	(2,721,536)
Balance at March 31, 2022	210	$-	1,260,346	$126	$282,821,796	$(281,215,721)	$1,606,201
Pre-funded warrants and warrants sold, net of
offering costs	-	-	-	-	7,928,591	-	7,928,591
Compensation on options issued	-	-	-	-	110,031	-	110,031
Net loss	-	-	-	-	-	(2,861,021)	(2,861,021)
Balance at June 30, 2022	210	$-	1,260,346	$126	$290,860,418	$(284,076,742)	$6,783,802
Exercise of pre-funded warrants	-	-	4,773,269	477	-		477
Compensation on options issued	-	-	-	-	86,109	-	86,109
Net loss	-	-	-	-	-	(2,916,537)	(2,916,537)
Balance at September 30, 2022	210	$-	6,033,615	$603	$290,946,527	$(286,993,279)	$3,953,851
Balance at December 31. 2022	210	$-	2,291,809	$230	$291,034,591	$(289,542,080)	$1,492,741
Public offering sale of common stock and warrants, net of offering costs	-	-	6,959,444	696	13,895,829	-	13,896,525
Offering costs	-	-	-	-	(282,647)	-	(282,647)
Exercise of pre-funded warrants for cash	-	-	1,446,110	145	511,166	-	511,311
Exercise of pre-funded warrants, cashless	-	-	260,722	26	(26)	-	-
Exercise of warrants, cashless	-	-	10,805,503	1,081	(1,081)	-	-
Stock split and fractional shares issued	-	-	13,846	-	-	-	-
Compensation on options issued	-	-	-	-	66,543	-	66,543
Net loss	-	-	-	-	-	(1,406,760)	(1,406,760)
Balance at March 31, 2023	210	$-	21,777,434	$2,178	$305,224,375	$(290,948,840)	$14,277,713
Exercise of warrants, cashless	-	-	2,085,000	208	(208)		-
Compensation on options issued	-	-	-	-	50,283	-	50,283
Net loss	-	-	-	-	-	(1,106,338)	(1,106,338)
Balance at June 30, 2023	210	$-	23,862,434	$2,386	$305,274,450	$(292,055,178)	$13,221,658
Compensation on options issued	-	-	-	-	37,012	-	37,012
Net loss	-	-	-	-	-	(1,971,975)	(1,971,975)
Balance at September 30, 2023	210	$-	23,862,434	$2,386	$305,311,462	$(294,027,153)	$11,286,695

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2023	2022
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,485,074)	$(8,499,094)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,864	3,798
Interest on debt instrument	21,151	4,443
Amortization of right of use asset	-	80,332
Gain on sale of equipment	1,125	-
Issuance and vesting of compensatory stock options and warrants	153,838	279,686
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	342,834	(606,559)
Accounts payable and accrued liabilities	(765,730)	(874,156)
Long term portion of lease liability	-	(88,241)
Net cash used in operating activities	(4,728,992)	(9,699,791)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase (proceeds) from sale of property and equipment	2,843	(6,323)
Net cash provided by (used in) investing activities	2,843	(6,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, warrants and pre-funded warrants, net of issuance costs	14,193,439	7,928,591
Proceeds from the issuance of note payable	-	364,546
Payments on short-term note	(449,836)	(364,546)
Net cash provided by financing activities	13,743,603	7,928,591

Net change in cash and cash equivalents	9,017,454	(1,777,523)
Cash and cash equivalents, beginning of period	2,123,682	5,583,922
Cash and cash equivalents, end of period	$11,141,136	$3,806,399

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

On November 13, 2013, the Company, through its wholly-owned subsidiary, Life Newco, Inc., a Delaware corporation (“Life NewCo”), acquired certain assets of Phyxius Pharma, Inc., a Delaware corporation (“Phyxius”) pursuant to an Asset Purchase Agreement dated October 21, 2013 (the “Asset Purchase Agreement”), by and among the Company, Life Newco, Phyxius and the stockholders of Phyxius. Among these assets was a license with Orion Corporation, a global healthcare company incorporated under the laws of Finland (“Orion”) for the exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada (the “Territory”). On October 9, 2020 and January 25, 2022, the Company amended the license (as amended, the “License”), to include two new oral product dose forms containing levosimendan in capsule and solid dosage form, and a subcutaneously administered product containing levosimendan, subject to certain limitations (together, the “Product”). Pursuant to the License, the Company and Orion will agree to a new trademark when commercializing levosimendan in either of these forms. The term of the License has been extended until 10 years after the launch of the Product in the Territory, provided that the License will continue after the end of the term in each country in the Territory until the expiration of Orion’s patent rights in the Product in such country. In the event that no regulatory approval for the Product has been granted in the United States on or before September 20, 2030, however, either party will have the right to terminate the License with immediate effect. The Company intends to conduct two upcoming Phase 3 studies in pulmonary hypertension patients utilizing one of these oral formulations. See “Note 6 - Commitments and Contingencies” below for a further discussion of the License.

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

Going Concern

Management believes the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of approximately $294.0 million at September 30, 2023, and used cash in operations of approximately $4.7 million during the nine months ended September 30, 2023. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing as part of its ongoing strategic process; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying September 30, 2023 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Cash Concentration Risk

The Federal Deposit Insurance Corporation (the “FDIC”) insurance limits are $250,000 per depositor per insured bank. The Company had cash balances of $345,000 and $1.9 million uninsured by the FDIC as of September 30, 2023 and December 31, 2022, respectively. In August 2023, the Company, through its commercial bank, began to utilize the IntraFi network of commercial banks. IntraFi deposits $250,000 in each of its member banks to maintain the FDIC insurance limit. On September 30, 2023, the Company had $10.5 million deposited in the network which is fully FDIC insured.

Liquidity and Capital Resources

The Company has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. The Company had total current assets of approximately $11.9 million and $3.2 million and working capital of $11.3 million and $1.4 million as of September 30, 2023 and December 31, 2022, respectively.

The Company’s cash resources were approximately $11.1 million as of September 30, 2023, compared to cash resources of approximately $2.1 million as of December 31, 2022.

The Company expects to continue to incur expenses related to the development of oral levosimendan to treat pulmonary hypertension and heart failure with preserved ejection fraction (PH-HFpEF) in the Phase 3 LEVEL trial, and, potentially for other indications of levosimendan and imatinib for PAH, as well as identifying and developing other potential product candidates. Based on its resources on September 30, 2023, the Company believes that it has sufficient capital to fund its planned operations through to the first quarter of calendar year 2024. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company intends to continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot provide assurance that it will be able to secure such additional financing on reasonable terms, or if available, that it will be sufficient to meet its needs.

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

The COVID-19 pandemic or a similar societal healthcare disruption could in the future, directly or indirectly, adversely affect the Company’s clinical trial operations, including its ability to recruit and retain patients, principal investigators and site staff who, as healthcare providers, may have heightened exposure to or impact from infectious diseases if an outbreak occurs in their geography. Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, or if the patients become infected with coronavirus or a similar virus themselves, which would delay the Company’s ability to initiate and/or complete planned clinical and preclinical studies in the future. In May 2023, the World Health Organization declared that COVID-19 was no longer a global health emergency, however, any lingering impact or resurgence of COVID-19 cannot be estimated.

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

	Nine months ended September 30,
	2023	2022

Warrants to purchase common stock	1,722,240	1,576,240
Pre-funded warrants to purchase common stock	-	792,802
Options to purchase common stock	74,873	77,911
Convertible preferred shares outstanding	210	210

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

Depreciation expense was $1,000 and $1,200 for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, depreciation expense was $2,900 and $3,800, respectively.

Accrued liabilities

Accrued liabilities consist of the following:

	September 30, 2023	December 31, 2022
Operating costs	$245,545	$245,391
Lease liability	-	119,393
Employee related	47,416	410,261
	$292,961	$775,045

NOTE 4. NOTE PAYABLE

Premium Finance Agreement

On December 31, 2022, the Company executed a premium finance note agreement (the “Note”) with AFCO Credit Corporation. The Note financed the Company’s Directors and Officers Insurance Policy as well as the Errors and Omissions policy. The total amount financed was $693,669. The Company paid a down payment of $69,367 at execution leaving a balance of $624,302 payable in monthly installments of $58,873 through December 1, 2023. The Note has an interest rate of 7.39%. The Company recorded interest expense on the Note in the amount of $5,337 and $21,151 for the three and nine months ended September 30, 2023. The balance on the Note as of September 30, 2023 and December 31, 2022 was $174,466 and $624,302, respectively.

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

As of September 30, 2023, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

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

Series A Stock

On December 11, 2018, the Company closed its underwritten offering of 259,068 units for net proceeds of approximately $9.0 million (the “2018 Offering”). Each unit consisted of (i) 20 shares of the Company’s Series A convertible preferred stock, par value $0.0001 per share (the “Series A Stock”), (ii) a two-year warrant to purchase one share of common stock at an exercise price of $38.60, and (iii) a five-year warrant to purchase one share of common stock at an exercise price of $38.60. In accordance with ASC 480, Distinguishing Liabilities from Equity, the estimated fair value of $1,800,016 for the beneficial conversion feature was recognized as a deemed dividend on the Series A Stock during the year ended December 31, 2020.

As of September 30, 2023, there were 210 shares of Series A Stock outstanding.

Common Stock and Pre-Funded Warrants

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of September 30, 2023, and December 31, 2022, there were 23,862,434 and 2,291,809 shares of common stock issued and outstanding, respectively. As of September 30, 2023 and December 31, 2022, there were no pre-funded warrants outstanding.

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

Warrants

As of September 30, 2023, the Company has 1,722,240 warrants outstanding. The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2023:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	1,576,240	$17.13
Issued	17,333,332	2.25
Exercised	(17,187,332)	2.25
Outstanding at September 30, 2023	1,722,240	$15.87

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

Stock Options

2022 Stock Incentive Plan

On June 9, 2022, the Company’s stockholders approved the Tenax Therapeutics. Inc. 2022 Stock Incentive Plan (the “2022 Plan”), which authorizes for issuance a total of 55,000 shares of common stock. Under the 2022 Plan, with the approval of the Board’s Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. The 2022 Plan superseded and replaced the Tenax Therapeutics, Inc. 2016 Stock Incentive Plan, as amended (the “2016 Plan”) and all shares of common stock remaining authorized and available for issuance under the 2016 Plan and any shares subject to outstanding awards under the 2016 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares automatically become available for issuance under the 2022 Plan. At September 30, 2023 there were 51,487 shares that rolled over from the 2016 Plan and 28,488 shares remaining under the 2022 Plan resulting in an aggregate of 79,975 shares available for issuance under the 2022 Plan.

The following table summarizes the shares available for grant under the 2022 Plan for the nine months ended September 30, 2023.

Shares Available for Grant
Balances, at December 31, 2022	77,616
Options cancelled/forfeited	2,359
Balances, at September 30, 2023	79,975

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

The following table summarizes the outstanding stock options under the 2022 Plan for the nine months ended September 30, 2023.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2022	28,163	$12.40
Options cancelled/forfeited	(1,650)	$12.40
Balances at September 30, 2023	26,513	$12.40

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for stock option grants of $16,089 and $68,586 for the three and nine months ended September 30, 2023, respectively. No compensation expense was recorded for the nine months ended September 30, 2022.

As of September 30, 2023, there were unrecognized compensation costs of approximately $91,779 related to non-vested stock option awards under the 2022 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.69 years.

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

The following table summarizes the outstanding stock options under the 2016 Plan for the nine months ended September 30, 2023.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2022	23,373	$40.13
Options cancelled/forfeited	(709)	$23.60
Balances at September 30, 2023	22,664	$40.64

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for these stock options grants of $7,840 and $23,574 for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2023, there were unrecognized compensation costs of approximately $8,805 related to non-vested stock option awards under the 2016 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 0.27 years.

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

The following table summarizes the outstanding stock options under the 1999 Plan for the nine months ended September 30, 2023:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2022	936	$1,122.75
Options cancelled/forfeited	(240)	$1,253.83
Balances at September 30, 2023	696	$1,076.36

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded no compensation expense for these stock option grants for the three and nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, there were no unrecognized compensation costs related to non-vested stock option awards under the 1999 Plan.

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

Inducement stock option compensation expense totaled $13,083 and $61,678 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, there was $371,384 of remaining unrecognized compensation expense related to these inducement stock options.

NOTE 8. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited condensed consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2022. All references in this Quarterly Report to “Tenax Therapeutics,” “Tenax,” “we,” “our” and “us” means Tenax Therapeutics, Inc.

Cautionary Note Regarding Forward-Looking Statements

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

Overview

Tenax was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David & Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc. Effective June 30, 2008, we changed the domiciliary state of the corporation to Delaware and changed the Company name to Oxygen Biotherapeutics, Inc. On September 19, 2014, we changed the Company name to Tenax Therapeutics, Inc.

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

Business Strategy

Having carefully considered alternatives within the ongoing strategic process announced in September 2022, and having raised capital to fund the Company through to the first quarter of 2024, the Company has elected to prioritize its LEVEL trial (Phase 3 testing of oral levosimendan to treat pulmonary hypertension and heart failure with preserved ejection fraction (PH-HFpEF)), ahead of imatinib. Activity to initiate the LEVEL trial continued in the third quarter of 2023, and site qualification and selection processes are ongoing, the Company having received FDA input into the oral levosimendan protocol and clinical development program in the third quarter of 2023. The Company plans to begin initiating sites in the fourth quarter of 2023 and enrolling patients early in 2024. Additional funding will be needed to complete the LEVEL trial. Supporting the strategic decision to prioritize levosimendan were two U.S. Patents issued in March and July 2023, covering the use of IV and oral levosimendan in patients with PH-HFpEF. These patents are the second and third levosimendan patents granted to Tenax since the start of 2022. This prioritization of the Phase 3 testing of levosimendan places the start of a Phase 3 imatinib trial outside the 2023 timeframe, pending strategic considerations.

The Company took steps to reduce its monthly operating expenses and conserve cash, as it commenced exploring strategic alternatives in late 2022. The Company at that time cancelled many non-essential operating expenses such as its office lease, and dues and subscriptions and office supplies associated with that leased office.  During the third quarter of 2023, the Company and its contracted clinical research organization (CRO) increased outreach to North American clinical trial sites, Institutional Review Boards, and other partners who will support the  LEVEL trial, resulting in an increase in R&D expenses in the third quarter of 2023.

Pending the outcome of our ongoing strategic process, key elements of our business strategy are outlined below.

Efficiently conduct clinical development to establish clinical proof of principle in new indications, refine formulation, and commence Phase 3 testing of our current product candidates.

Levosimendan and imatinib have been approved and prescribed in countries around the world for more than 20 years, but we believe their mechanisms of action have not been fully exploited, despite promising evidence they may significantly improve the lives of patients with pulmonary hypertension. We are conducting clinical development with the intent to establish proof of beneficial activity in cardiopulmonary diseases in which these therapeutics would be expected to have benefit for patients with diseases for which either no pharmaceutical therapies are approved at all, or in the case of PAH, where numerous, expensive therapies generally offer a modest reduction of symptoms. Our focus is primarily on designing and executing formulation improvements, protecting these innovations with patents and other forms of exclusivity, and employing innovative clinical trial science to establish a robust foundation for subsequent development, product approval, and commercialization. We intend to submit marketing authorization applications following two Phase 3 trials of levosimendan and, when appropriate, a single Phase 3 trial of imatinib. Our trials are designed to incorporate and reflect advanced clinical trial design science and the regulatory and advisory experience of our team. We intend to continue partnering with innovative companies, renowned biostatisticians and trialists, medical leaders, formulation and regulatory experts, and premier clinical testing organizations to help expedite development, and continue expanding into complementary areas when opportunities arise through our development, research, and discoveries. We also intend to continue outsourcing when designing and executing our research.

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

COVID-19

The COVID-19 pandemic or similar epidemics as well as other societal/healthcare disruptions could in the future, directly or indirectly, adversely impact our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to or impact of such illnesses, which could negatively impact our trials, increase our operating expenses, and have a material adverse effect on our financial results. In May 2023, the World Health Organization declared that COVID-19 was no longer a global health emergency, however, any lingering impact or resurgence of COVID-19 cannot be estimated. We will continue to assess the potential impact of the COVID-19 pandemic on our business and operations, including our clinical operations and manufacturing activities.

Financial Overview – Three Months Ended September 30, 2023

Operating Expenses

	Three months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2023	2022
Operating expenses
General and administrative	$1,051,524	$1,377,283	$(325,759)	(24)%
Research and development	1,065,855	1,540,205	(474,350)	(31)%
Total operating expenses	$2,117,379	$2,917,488	$(800,109)	(27)%

General and Administrative Expenses

General and administrative expenses were $1.0 million for the three months ended September 30, 2023, compared to $1.4 million for the same period in 2022. General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the three months ended September 30, 2023 and 2022, respectively, are as follows:

	Three months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2023	2022
Personnel costs	$439,622	$489,369	$(49,747)	(10)%
Legal and professional fees	412,121	668,172	(256,051)	(38)%
Other costs	196,820	180,390	16,430	9%
Facilities	2,961	39,352	(36,391)	(92)%
Total general and administrative expenses	$1,051,524	$1,377,283	$(325,759)	(24)%

Personnel costs decreased approximately $50,000 for the three months ended September 30, 2023, compared to the same period in the prior year. The change was primarily due to decreased employment related costs due to lower headcount in the current period compared to the same period in the prior year.

Legal and professional fees decreased approximately $256,000 for the three months ended September 30, 2023, compared to the same period in the prior year. Professional fees consist of the costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors.

Legal fees decreased approximately $24,000 for the three months ended September 30, 2023, compared to the same period in the prior year. The change was primarily due to decreased legal fees associated with general corporate matters, fundraising activities and IP costs that were incurred during the same period in the prior year.

Professional fees decreased approximately $232,000 for the three months ended September 30, 2023, compared to the same period in the prior year. The change was primarily attributable to decreased capital market expenses and consulting expenses offset by increases in accounting costs.

Other costs increased approximately $16,000 for the three months ended September 30, 2023, compared to the same period in the prior year. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. The change was primarily attributable to increased costs for insurance and general office supplies offset by decreases in dues, franchise and other taxes and banking fees.

Facilities costs include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs decreased approximately $36,000 for the three months ended September 30, 2023, compared to the same period in the prior year. The decrease is the result of the Company’s relocation to new shared office space resulting in lower rent costs.

Research and Development Expenses

Research and development expenses were approximately $1.1 million for the three months ended September 30, 2023, compared to $1.5 million for the same period in the prior year. Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended September 30, 2023 and 2022, respectively, are as follows:

	Three months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2023	2022
Clinical and preclinical development	$978,767	$1,376,795	$(398,028)	(29)%
Personnel costs	71,898	146,685	(74,787)	(51)%
Other costs	15,190	16,725	(1,535)	(9)%
Total research and development expenses	$1,065,855	$1,540,205	$(474,350)	(31)%

Clinical and preclinical development costs decreased approximately $398,000 for the three months ended September 30, 2023 compared to the same period in the prior year. Clinical and preclinical development costs for the three months ended September 30, 2023 consist of start-up costs related to the LEVEL trial, compared with costs for the three months ended September 30, 2022 associated with our imatinib Phase 1 Pharmacokinetics Study, imatinib Phase 3 IMPROVE Study, and development costs associated with the formulation for imatinib. The decrease is primarily attributable to lower Phase 1 and Phase 3 costs for imatinib, since the Company paused clinical development activities for this product candidate in 2022, offset by increased LEVEL trial costs in the third quarter of 2023.

Personnel costs decreased approximately $75,000 for the three months ended September 30, 2023, compared to the same period in the prior year, primarily attributable to the timing of general employment costs.

Other costs decreased approximately $1,500 for the three months ended September 30, 2023, compared to the same period in the prior year, primarily attributable to decreased regulatory consulting costs.

Other Income and Expense

Other income and expense include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include but are not limited to interest income earned and fixed asset disposals. Interest expense increased approximately $4,965 for the three months ended September 30, 2023, compared to the same period in the prior year. The change is due primarily to interest expense paid on the premium finance note agreement (the “Note”) with AFCO Credit Corporation. Other income increased approximately $149,000 primarily related to interest income on cash deposits as a result of the February 2023 offering.

Financial Overview – Nine Months Ended September 30, 2023

Operating Expenses

	Nine months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2023	2022
Operating expenses
General and administrative	$3,363,511	$4,255,454	$(891,943)	(21)%
Research and development	1,529,493	4,242,565	(2,713,072)	(64)%
Total operating expenses	$4,893,004	$8,498,019	$(3,605,015)	(42)%

General and Administrative Expenses

General and administrative expenses were $3.3 million for the nine months ended September 30, 2023, compared to $4.3 million for the same period in 2022. General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the nine months ended September 30, 2023 and 2022, respectively, are as follows:

	Nine months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2023	2022
Personnel costs	$1,446,549	$1,617,284	$(170,735)	(11)%
Legal and professional fees	1,299,021	1,918,403	(619,382)	(32)%
Other costs	592,174	606,538	(14,364)	(2)%
Facilities	25,767	113,229	(87,462)	(77)%
Total general and administrative expenses	$3,363,511	$4,255,454	$(891,943)	(21)%

Personnel costs decreased approximately $171,000 for the nine months ended September 30, 2023, compared to the same period in the prior year. The change was primarily due to decreased employment related costs in the current period compared to the same period in the prior year.

Legal and professional fees decreased approximately $619,000 for the nine months ended September 30, 2023, compared to the same period in the prior year. Professional fees consist of the costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors.

Legal fees decreased approximately $335,000 for the nine months ended September 30, 2023, compared to the same period in the prior year. The change was primarily due to decreased legal fees associated with general corporate matters, fundraising activities and IP costs that were incurred during the same period in the prior year.

Professional fees decreased approximately $284,000 for the nine months ended September 30, 2023, compared to the same period in the prior year. The decrease was primarily attributable to decreased investor relations and consulting fees offset by increases in capital market fees and accounting costs.

Other costs decreased approximately $14,000 for the nine months ended September 30, 2023, compared to the same period in the prior year. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. The change was primarily attributable to decreased costs for travel, dues, taxes and general office supplies offset by increased costs for insurance.

Facilities costs include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs decreased approximately $87,000 for the nine months ended September 30, 2023, compared to the same period in the prior year. The decrease is the result of the Company’s relocation to new shared office space resulting in lower rent costs.

Research and Development Expenses

Research and development expenses were $1.5 million for the nine months ended September 30, 2023, compared to $4.2 million for the same period in the prior year. Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the nine months ended September 30, 2023 and 2022, respectively, are as follows:

	Nine months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2023	2022
Clinical and preclinical development	$1,119,920	$3,751,696	$(2,631,776)	(70)%
Personnel costs	340,625	466,223	(125,598)	(27)%
Other costs	68,948	24,646	44,302	180%
Total research and development expenses	$1,529,493	$4,242,565	$(2,713,072)	(64)%

Clinical and preclinical development costs decreased approximately $2.6 million for the nine months ended September 30, 2023 compared to the same period in the prior year. Clinical and preclinical development costs for the nine months ended September 30, 2023 consist of start-up costs related to the LEVEL trial, compared to costs incurred in the same period in the prior year related to the Phase 2 HELP Open Label Extension Study for levosimendan, and costs associated with our imatinib Phase 1 Pharmacokinetics Study, imatinib Phase 3 IMPROVE Study,  and development costs associated with the formulation for imatinib. The decrease is primarily attributable to lower Phase 1 and Phase 3 costs for imatinib, since the Company paused clinical development activities for this product candidate in 2022, offset by increased LEVEL trial costs in the third quarter of 2023.

Personnel costs decreased approximately $126,000 for the nine months ended September 30, 2023, compared to the same period in the prior year, primarily attributable to the timing of general employment costs.

Other costs increased approximately $44,000 for the nine months ended September 30, 2023, compared to the same period in the prior year, primarily attributable to increased regulatory consulting costs.

Other Income and Expense

Other income and expense include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include but are not limited to interest income earned and fixed asset disposals. Interest expense increased approximately $17,000 for the nine months ended September 30, 2023, compared to the same period in the prior year. This increase is due primarily to interest expense paid on the Note. Other income increased $426,000 primarily related to an earned license fee and interest income earned on higher cash balances resulting from our securities offering offset, offset by the lease loss of $140,000.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and, as of September 30, 2023, we had an accumulated deficit of approximately $294.0 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan in the LEVEL trial and imatinib for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

The process of conducting preclinical studies and clinical trials necessary to obtain approval from the FDA is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among other things, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, uncertainty associated with clinical trial enrollment and risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are currently focused on developing our two product candidates, levosimendan and imatinib, and have prioritized levosimendan in the short-term; however, we will need substantial additional capital in the future in order to complete the development and potential commercialization of levosimendan and imatinib, and to continue with the development of other potential product candidates.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of approximately $11.9 million and $3.2 million and working capital of approximately $11.3 million and $1.4 million as of September 30, 2023 and December 31, 2022, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

Clinical and Preclinical Product Development

We have completed the open label extension phase of the levosimendan HELP clinical trial, during which patients were transitioned from an intravenous to oral formulation of levosimendan for the treatment of pulmonary hypertension. In the third quarter of 2023,  we also began site qualification and selection processes for the LEVEL trial. Our ability to continue to pursue development of our products beyond the first quarter of calendar year 2024, including completing the LEVEL trial, will depend on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining any necessary resources.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30,
	2023	2022
Net cash (used in) operating activities	$(4,728,992)	$(9,699,791)
Net cash provided by (used in) investing activities	2,843	(6,323)
Net cash provided by financing activities	13,743,603	7,928,591

Net cash used in operating activities. Net cash used in operating activities was approximately $4.7 million for the nine months ended September 30, 2023, compared to approximately $9.7 million for the nine months ended September 30, 2022. The decrease in cash used for operating activities was primarily due to lower expense activity in the current period as compared to the prior year.

Net cash provided by (used in) investing activities. Net cash provided by investing activities was approximately $2,843 for the nine months ended September 30, 2023, compared to net cash used in investing activities of approximately $6,300 in the nine months ended September 30, 2022. The increase in cash provided by investing activities was primarily due to the sale of office furniture related to the relocation of the Company’s headquarters.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $14.0 million for the nine months ended September 30, 2023, compared to approximately $8.0 million in the nine months ended September 30, 2022. The increase in cash provided by financing activities was due to the net proceeds from the February 3, 2023 sale of common stock and warrants and the exercise of warrants.

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

Based on our working capital on September 30, 2023, we believe we have sufficient capital on hand to continue to fund operations through to the first quarter of calendar year 2024.

We will need substantial additional capital beyond the first quarter of calendar year 2024 assuming ongoing preparation, planning activities, and other outsourced activities associated with the LEVEL trial continue at the expected pace. In addition, we will need additional funding in the future in order to complete enrollment and treatment of patients in the LEVEL trial, complete the regulatory approval and commercialization of levosimendan, as well as to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses. As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our December 31, 2022 consolidated financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and make it more difficult to obtain financing.

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

Based on their evaluation, our President and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit Number	Description

3.1	Fourth Amended and Restated Bylaws of Tenax Therapeutics, Inc. (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 15, 2023).
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2023

TENAX THERAPEUTICS, INC.

By:	Eliot M. Lurier
Eliot M. Lurier
Interim Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

