Form 10-K
period 2023-12-31
TENAX THERAPEUTICS, INC.
filed 2024-03-28
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,031,280.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of March 20, 2024 was 1,958,245.

On January 2, 2024, the registrant effected a 1-for-80 reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split did not change the number of authorized shares of the registrant’s capital stock or cause an adjustment to the par value of the registrant’s capital stock. However, all other share amounts and references to stock prices in this Annual Report on Form 10-K have been retrospectively restated to reflect the reverse split. Pursuant to their terms, a proportionate adjustment also was made to the per share exercise price and number of shares issuable under the registrant’s outstanding stock options and warrants and to the number of shares authorized for issuance pursuant to the registrant’s equity incentive plans to reflect the Reverse Stock Split. The Company also has adjusted the financial statements in this Annual Report on Form 10-K to reflect the Reverse Stock Split.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2023.

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

Forward-looking statements are based on current expectations and projections about future events, actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. You should understand that the following important factors, in addition to those discussed in under the heading “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K and in any of our filings with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Exchange Act, could affect our stock price or future results and could cause those results to differ materially from those expressed in such forward-looking statements:

•	our ability to raise additional money to fund our operations for at least the next 12 months as a going concern;
•	our ongoing evaluation of strategic alternatives;
•	our ability to develop our current product candidates, and any product candidate which we may develop or in-license in the future;
•	our ability, our partners’ abilities, and third parties’ abilities to protect and assert intellectual property rights;
•	delays in the commencement, enrollment and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;
•	the success of clinical trials of our product candidates;
•	the need to obtain regulatory approval of our product candidates;
•	potential risks related to any collaborations we may enter into for our product candidates;
•	any delays in regulatory review and approval of product candidates in development;
•	our ability to establish an effective sales and marketing infrastructure;
•	our estimates regarding the potential market opportunity for our product candidates;
•	competition from existing products or new products that may emerge;
•	the ability to receive regulatory approval or commercialize our products;
•	potential side effects of our product candidates that could delay or prevent commercialization;
•	potential product liability claims and adverse events;
•	potential liabilities associated with hazardous materials;
•	our ability to maintain adequate insurance policies;
•	our dependence on third-party manufacturers and clinical research organizations (“CROs”);
•	our ability to establish or maintain collaborations, licensing or other arrangements;
•	costs related to and outcomes of potential litigation;
•	compliance with obligations under intellectual property licenses with third parties;
•	our ability to adequately support future growth;
•	our ability to attract and retain personnel, including our executive team, advisors and members of our Board of Directors; and
•	geopolitical uncertainties, including in the Middle East and the Russian invasion of and war against the country of Ukraine

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date such statements are made. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the date such statements are made.

NOTES

All references in this Annual Report on Form 10-K to the “Company,” “Tenax”, “we”, “our” and “us” means Tenax Therapeutics, Inc.

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

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors, but these are not the only risks we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K. If any of the following risks materializes (or if any of those listed elsewhere in this Annual Report on Form 10-K materialize), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Our Financial Position and Need for Additional Capital

•	Our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.
•

We will require substantial additional funding to further develop our product candidates, including to complete the LEVEL trial, which includes an open label extension phase, to complete a subsequent Phase 3 trial of TNX-103, and to initiate or complete the imatinib Phase 3 trial. Failure to obtain this necessary capital when needed on acceptable terms, or at all, or execute on alternative strategic paths, could force us to delay, limit, reduce or terminate our clinical trials, product development efforts and business operations.

•

Our ongoing exploration of alternative strategic paths may not result in entering into or completing transactions, and the process of reviewing alternative strategic paths or their conclusion could adversely affect our stock price.

•	If we do not successfully complete strategic transactions, should this be deemed necessary, our Board of Directors may decide to pursue a dissolution and liquidation of our Company.
•	Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.
•	We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
•	We have incurred losses since our inception, expect to continue to incur losses in the foreseeable future, and may never become profitable.

Risks Related to Our Business Strategy and Operations

•	We are limited in the number of products we can simultaneously pursue and therefore our survival depends on our success with a small number of product opportunities.
•

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, or another coronavirus or similar disrupting illness, may materially and adversely affect our business and our financial results.

•	If we fail to attract and retain personnel, we may be unable to successfully develop and commercialize our product candidates.

  Risks Related to Drug Development and Commercialization

•	We currently have no approved drug products for sale, and we cannot guarantee that we will ever have marketable drug products.
•	We are required to conduct additional clinical trials, including the LEVEL trial for oral levosimendan, which are expensive and time consuming, and the outcomes of the clinical trials are uncertain.
•	The market may not accept our products.
•

Nonfinal results from our clinical trials announced or published from time to time on an interim, preliminary, or “top-line” basis, may differ from results reported as more patient data become available, and these results are subject to audit and verification procedures that could result in material changes in the final data.

•

Any collaboration we enter with third parties to develop and commercialize any future product candidates may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

•	Delays in the enrollment and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval of our product candidates.

Risks Relating to Our Industry

•	Intense competition might render our product candidates noncompetitive or obsolete.
•

Our activities are, and will continue to be, subject to extensive government regulation, which is expensive and time consuming, and we will not be able to sell our products without regulatory approval.

•	We may not receive all of the anticipated market exclusivity benefits of imatinib’s orphan drug designation, if we prioritize imatinib’s development in the future.
•

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

•	Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.
•	Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cybersecurity.

Risks Related to Our Dependence on Third Parties

•	We have historically and we will continue to rely significantly on third parties to conduct our nonclinical testing and clinical studies and other aspects of our development programs.
•	We depend on third parties to formulate and manufacture our products.
•	We currently have no marketing capabilities and no sales organization.

Risks Related to Intellectual Property

•	Our success will depend in part on obtaining and maintaining effective patent and other intellectual property protection for our product candidates and proprietary technology.
•	We rely on confidentiality agreements that, if breached, may be difficult to enforce and could have a material adverse effect on our business and competitive position.
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

ITEM 1—BUSINESS

Overview

The Company was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David & Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc. Effective June 30, 2008, we changed the domiciliary state of the corporation to Delaware and changed the Company name to Oxygen Biotherapeutics, Inc. On September 19, 2014, we changed the Company name to Tenax Therapeutics, Inc.

On November 13, 2013, we acquired a license granting Life Newco, our wholly-owned subsidiary, an exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada. In October 2020 and January 2022, we entered into an amendment to the license agreement between the Company and Orion to include in the scope of the license two new oral product formulations containing levosimendan, in capsule and solid dosage form (TNX-103), and a subcutaneously administered dosage form (TNX-102), subject to specified limitations. In February 2024, we entered into an additional amendment to the license, providing global rights to oral and subcutaneous formulations of levosimendan used in the treatment of PH-HFpEF, revising the royalty structure, lowering the royalty rates, modifying milestones associated with certain regulatory and commercial achievements, and excluding from our right of first negotiation the right to commercialize new applications of levosimendan for neurological diseases and disorders developed by Orion.

On January 15, 2021, we acquired 100% of the equity of PHPrecisionMed Inc., a Delaware corporation(“PHPM”), with PHPM surviving as our wholly-owned subsidiary. As a result of the merger, pending the outcome of our strategic process, we plan to commercialize pharmaceutical products containing imatinib for the treatment of pulmonary arterial hypertension (“PAH”).

Business Strategy

Having carefully considered alternatives within the ongoing strategic process announced in September 2022, and having raised capital expected to fund the Company through 2024, the Company has elected to prioritize its LEVEL trial (Phase 3 testing of oral levosimendan), ahead of imatinib. Activity to initiate the LEVEL trial continued in the fourth quarter of 2023, and site qualification, selection, and initiation processes are ongoing, the Company having received U.S. Food and Drug Administration (“FDA”) input into the oral levosimendan protocol and clinical development program in the third quarter of 2023. The Company began initiating sites in the fourth quarter of 2023 and commenced enrolling patients early in 2024. Additional funding will be needed to complete the LEVEL trial, which includes an open label extension phase following the completion of the randomized phase. The Company will complete efficacy and safety analyses of levosimendan versus placebo at the end of the randomized treatment phase, but many patients will continue to be treated under the protocol on open label levosimendan, beyond the completion of these analyses. Supporting this strategic decision to prioritize levosimendan development and commence Phase 3 trial work were two U.S. Patents issued in March and July 2023, covering the use of IV and oral levosimendan in patients with PH-HFpEF. These patents are the second and third levosimendan patents granted to us since the start of 2022. An additional new patent to be issued in early 2024 provides protections covering all therapeutic doses of all three formulations of the product in patients with PH-HFpEF.  Given our prioritization of the Phase 3 testing of levosimendan, we have suspended plans to launch an imatinib Phase 3 trial.

The Company took steps to reduce its monthly operating expenses and conserve cash, as it commenced exploring strategic alternatives in late 2022. The Company at that time cancelled many non-essential operating expenses such as consulting, its office lease, and dues and subscriptions and office supplies associated with that leased office. During the third quarter of 2023, the Company and its contracted CRO increased outreach to North American clinical trial sites, Institutional Review Boards, and other partners who will support the LEVEL trial, and in the fourth quarter of 2023 commenced site initiations.

Pending the outcome of our ongoing strategic process, the key elements of our business strategy are outlined below.

Efficiently conduct clinical development to establish clinical proof of principle in new indications, refine formulation, and commence Phase 3 testing of our current product candidates.

Levosimendan and imatinib have been approved and prescribed in countries around the world for more than 20 years, but we believe their mechanisms of action have not been fully exploited, despite promising evidence they may significantly improve the lives of patients with pulmonary hypertension. We are conducting clinical development with the intent to establish proof of beneficial activity in cardiopulmonary diseases in which these therapeutics would be expected to have benefit for patients with diseases for which either no pharmaceutical therapies are approved at all, or in the case of pulmonary arterial hypertension (“PAH”), where numerous, expensive therapies generally offer a modest reduction of symptoms. Our focus is primarily on designing and executing formulation improvements, protecting these innovations with patents and other forms of exclusivity, and employing innovative clinical trial science to establish a robust foundation for subsequent development, product approval, and commercialization. We intend to submit marketing authorization applications following two Phase 3 trials of levosimendan and, when appropriate, a single Phase 3 trial of imatinib. Our trials are designed to incorporate and reflect advanced clinical trial design science and the regulatory and advisory experience of our team. We intend to continue partnering with innovative companies, renowned biostatisticians and trialists, medical leaders, formulation and regulatory experts, and premier clinical testing organizations to help expedite development, and continue expanding into complementary areas when opportunities arise through our development, research, and discoveries. We also intend to continue outsourcing to CROs, and seeking and acting upon the advice of preeminent scientists focused on cardiovascular and pulmonary drug development, when designing and executing our research.

Efficiently explore new high-potential therapeutic applications, in particular where expedited regulatory pathways are available, leveraging third-party research collaborations and our results from related areas.

Levosimendan has shown promise in multiple disease areas in the more than two decades following its approval. Our own Phase 2 study and open-label extension has demonstrated that its property of relaxing the venous circulation, a formerly under-appreciated mechanism of action of levosimendan, , brings durable improvements in exercise capacity and quality of life, as well as other clinical assessments, in patients with PH-HFpEF. We believe this patient population today has no pharmaceutical therapies available and we are committed to exploring potential clinical indications where our therapies may achieve best-in-class profile, and where we can address significant unmet medical needs.

We believe these factors will support approval by the FDA of these product candidates based on positive Phase 3 data. Through our agreement with our licensor, Orion, the originator of levosimendan for acute decompensated heart failure, we have access to a library of ongoing and completed trials and research projects, including certain documentation, which we believe, in combination with positive Phase 3 data we hope to generate in at least one indication, will support FDA approval of levosimendan. Likewise, the regulatory pathway for approval of imatinib for the treatment of PAH, as formulated by us at the dose shown to be effective in a prior Phase 3 trial conducted by Novartis, allows us to build on the dossier of research results already reviewed by the FDA. In order to achieve our objective of developing these medicines for new groups of patients, we have established collaborative research relationships with investigators from leading research and clinical institutions, and our strategic partners. These collaborative relationships have enabled us to explore where our product candidates may have therapeutic relevance, gain the advice and support of key opinion leaders in medicine and clinical trial science, and invest in development efforts to exploit opportunities to advance beyond current clinical care.

Continue to expand our intellectual property portfolio.

Our intellectual property and the confidentiality of all our Company information is important to our business and we take significant steps to help protect its value. Our research and development efforts, both through internal activities and through collaborative research activities with others, aim to develop new intellectual property and enable us to file patent applications that cover new uses of our existing technologies, alone or in combination with existing therapies, as well as other product candidates.

Notice of Allowance and Patents.

On February 1, 2023, the Company announced it was granted a Notice of Allowance from the United States Patent and Trademark Office (“USPTO”) for its patent application with claims covering the use of IV levosimendan (TNX-101) in the treatment of PH-HFpEF. This patent (U.S. Patent No. 11,607,412) was issued on March 21, 2023. On July 19, 2023, the Company announced USPTO issuance of another patent, this one including claims covering the use of oral levosimendan (TNX-103) in patients with PH-HFpEF. This issued patent (U.S. Patent No. 11,701,355) provides exclusivity through December 2040. On February 6, 2024, the Company announced it was granted a Notice of Allowance from USPTO for its patent application broadening IP protection for oral, I.V., and subcutaneous use of levosimendan and its active metabolites in PH-HFpEF, at all therapeutic doses and in combination with various cardiovascular drugs. At present, the Company has other patent applications pending, with additional decisions expected in the future.  Patents pending in Europe may lead to intellectual property protections on the use of levosimendan in patients with PH-HFpEF in 2024.

Enter into licensing or product co-development arrangements.

In addition to our internal development efforts, an important part of our product development strategy is to work with collaborators and partners to accelerate product development, maintain our low development and business operations costs, and broaden our commercialization capabilities globally. We believe this strategy will help us develop a portfolio of high-quality product development opportunities, enhance our clinical development and commercialization capabilities, and increase our ability to generate value from our proprietary technologies.

As we focus on our strategic process, we also continue to position ourselves to execute upon licensing and other partnering opportunities. To do so, we need to continue to maintain our strategic direction, manage and deploy our available cash efficiently, and strengthen our collaborative research development and partner relationships.

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

Our Current Programs

TNX-101 (IV), TNX-102 (subcutaneous) and TNX-103 (oral) levosimendan Background

Levosimendan was discovered and developed by Orion. Levosimendan, as marketed around the world today, is a calcium sensitizer/K-ATP activator developed for intravenous use in hospitalized patients with acutely decompensated heart failure. It is currently approved in 58 countries for this indication but is not available in the United States or Canada. It is estimated that to date over 1.9 million patients have been treated worldwide with levosimendan.

Levosimendan is a novel, first in class calcium sensitizer/K-ATP activator. The therapeutic effects of levosimendan are mediated through:

•	Opening of potassium channels in the vasculature smooth muscle, resulting in a vasodilatory effect on all vascular beds.
•	Increasing cardiac contractility by calcium sensitization of troponin C, resulting in a positive inotropic effect which is not associated with substantial increases in oxygen demand.
•	Opening of mitochondrial potassium channels in cardiomyocytes, resulting in a cardioprotective effect.

Several studies have demonstrated that levosimendan protects the heart and improves tissue perfusion while minimizing tissue damage during cardiac surgery.

In 2013, we acquired certain assets of Phyxius Pharma, Inc. (“Phyxius”), including its North American rights to a license agreement with Orion to develop and commercialize intravenous levosimendan for any indication in the United States and Canada. On October 9, 2020 and January 25, 2022, we entered into an amendment to the license agreement to include in the scope of the license two new oral product formulations containing levosimendan, in capsule and solid dosage form (TNX-103), and a subcutaneously administered dosage form (TNX-102), subject to specified limitations. In February 2024, we entered into an additional amendment to the license, providing global rights to oral and subcutaneous formulations of levosimendan used in the treatment of PH-HFpEF, revising the royalty structure, lowering the royalty rates, modifying milestones associated with certain regulatory and commercial achievements, and excluding from our right of first negotiation the right to commercialize new applications of levosimendan for neurological diseases and disorders developed by Orion.

In the countries where it is marketed, intravenous levosimendan is indicated for the short-term treatment of acutely decompensated heart failure in situations where conventional therapy is not sufficient, and in cases where inotropic support is considered appropriate. In acute decompensated heart failure patients, levosimendan has been shown to significantly improve patient symptoms as well as acute hemodynamic measurements such as increased cardiac output, reduced preload and reduced afterload.

TNX-101 (IV), TNX-102 (subcutaneous) and TNX-103 (oral) (levosimendan) Development for Pulmonary Hypertension Patients

In 2020, we completed a Phase 2 clinical trial of intravenous levosimendan in North America for the treatment of patients with PH-HFpEF, a disease defined hemodynamically by a mean pulmonary artery pressure (“mPAP”) of ≥25 mmHg, and a pulmonary capillary wedge pressure (“PCWP”) of >15 mmHg. Pulmonary hypertension in these patients is believed to arise from a passive backward transmission of elevated filling pressures from left-sided heart failure. These mechanical components of pulmonary venous congestion can trigger pulmonary vasoconstriction, decreased nitric oxide availability, increased endothelin expression, desensitization to natriuretic peptide induced vasodilation, and vascular remodeling. Over time, these changes often lead to advanced pulmonary arterial and venous disease, increased right ventricle afterload, and right ventricle failure.

Per the World Health Organization, PH-HFpEF is the most common of five forms of pulmonary hypertension, with an estimated U.S. prevalence exceeding 1.5 million patients. Currently, no pharmacologic therapies are approved for treatment of PH-HFpEF. Despite the fact that many therapies have been studied in PH-HFpEF patients, including therapies approved to treat PAH patients, no therapies have been shown to be effective in treating PH-HFpEF patients.

Several published studies provide evidence that levosimendan may improve right ventricular dysfunction which is a common comorbidity in patients with pulmonary hypertension. While none of these studies has focused specifically on PH-HFpEF patients, the general hemodynamic improvements in these published studies of various types of pulmonary hypertension provide a basis for further research into the potential beneficial impact of levosimendan in PH-HFpEF patients.

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

On June 2, 2020, we announced preliminary, top-line data from the study. The primary efficacy analysis, PCWP during exercise, did not demonstrate a statistically significant reduction from baseline. Levosimendan did demonstrate a statistically significant reduction in PCWP compared to baseline (p=<0.0017) and placebo (p=<0.0475) when the measurements at rest, with legs up, and on exercise were combined. Levosimendan also demonstrated a statistically significant improvement in 6-minute walk distance as compared to placebo (p=0.0329). These findings from the HELP Study represent important discoveries related to the use of levosimendan in PH-HFpEF patients since this is the first study to evaluate levosimendan in PH-HFpEF patients and this is the first study ever conducted of any therapy in PH-HFpEF patients to show such positive improvements in hemodynamics and 6-minute walk distance.

Hemodynamic Results

Hemodynamic measurements were made at rest (supine), after leg raise on a supine bicycle (a test of rapid increase in ventricular filling) and during exercise (25 watts for three minutes or until the patient tired). In the initial open-label phase, 84% of the patients had a significant reduction in right atrial pressure (“RAP”), pulmonary artery pressure (“PAP”), and PCWP at rest and during exercise. In the randomized double-blinded 6-week trial, levosimendan demonstrated a statistically significant reduction in PCWP compared to baseline (p=<0.0017) and placebo (p=<0.0475) when these three measurements were combined: at rest, with legs up, and during exercise. While there was no significant change in PCWP during exercise, patients receiving levosimendan had reductions from baseline at Week 6 in PCWP and PAP that were statistically significant when patients were “at rest” and/or with their “legs raised” (p<0.05).

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

The detailed results from the Phase 2 HELP Study of levosimendan in PH-HFpEF were presented at the Heart Failure Society of America Virtual Annual Scientific Meeting on October 3, 2020 and at the American Heart Association Scientific Sessions 2020 on November 13, 2020. Additionally, the full manuscript was published in the peer-reviewed journal JACC: Heart Failure. Burkhoff D, Borlaug BA, Shah SJ, …Rich S. Levosimendan Improves Hemodynamics and Exercise Tolerance in PH-HFpEF: Results of the Randomized Placebo-Controlled HELP Study. JACC Heart Fail. 2021 May;9(5):360-370.

Next Steps

On October 9, 2020 and January 25, 2022, we entered into amendments to the license agreement between the Company and Orion to include in the scope of the license two new oral product formulations containing levosimendan, in capsule and solid dosage form (TNX-103), and a subcutaneously administered dosage form (TNX-102), subject to specified limitations. On January 4, 2022, we were issued US Pat. No. 11,213,524, entitled PHARMACEUTICAL COMPOSITIONS FOR SUBCUTANEOUS ADMINISTRATION OF LEVOSIMENDAN. In February 2024, we entered into an additional amendment to the license, providing global rights to oral and subcutaneous formulations of levosimendan used in the treatment of PH-HFpEF, revising the royalty structure, lowering the royalty rates, modifying milestones associated with certain regulatory and commercial achievements, and excluding from our right of first negotiation the right to commercialize new applications of levosimendan for neurological diseases and disorders developed by Orion.

The 2022 and 2024 amendments to the license, which adjusted the timeframe for Phase 3 development and regulatory efforts and broaden the North American rights to be worldwide, as well as the additional patents issued by USPTO, furthered the Company’s justification for continuing and prioritizing the development of levosimendan.

Following patient completion of the randomized treatment phase of the HELP Study, patients were able to enter a study extension. For over two years, the Company and our HELP investigators continued studying the safety and efficacy of TNX-103 in all patients participating in the open-label extension of the HELP Study, all of whom previously received weekly infusions of intravenous levosimendan. These patients were safely transitioned from the intravenous to the oral formulation in late 2021, with positive signs of efficacy observed across all measured parameters during the transition study phase of the open-label extension study (“OLE”). The OLE concluded in the first half of 2023.

In October 2020, we met with the FDA for an End-of-Phase 2 Meeting to discuss the Phase 2 clinical data and further development of levosimendan in PH-HFpEF patients. The FDA agreed that one or two Phase 3 clinical studies (depending on the size) with a primary endpoint of change in 6-minute walk distance over 12 weeks or a single Phase 3 trial with clinical worsening (e.g., death, hospitalization for heart failure, or decline in exercise capacity) over 24 weeks would be sufficient to demonstrate the effectiveness of levosimendan in PH-HFpEF. The FDA also agreed to a plan to replace weekly intravenous levosimendan dosing with daily TNX-103 doses in a Phase 3 clinical study. The FDA expressed that a safety database could be necessary and indicated that the need for a larger safety database could depend on the final design of the Phase 3 study. A proposed Phase 3 study design was provided in late 2021 for FDA review and comment on the safety database requirements at filing. In February 2022, the FDA advised in a written response that the safety database at NDA filing only need meet the minimum International Clinical Harmonization (ICH) standards for a chronic medication.

The HELP Study design was novel in several respects. To date, no other multi-center study has evaluated levosimendan in heart failure patients with preserved ejection fraction (“HFpEF”) patients or PH-HFpEF patients. Instead, all previous levosimendan heart failure studies have enrolled heart failure patients with reduced ejection fraction (“HFrEF”), therefore specifically excluding HFpEF patients. Also, the HELP Study utilized a unique 24-hour weekly infusion regimen of 0.075- 0.1µm/kg/min. Finally, the HELP Study employed a unique home-based intravenous infusion administration via an ambulatory infusion pump. This home-based weekly intravenous administration is unlike all other chronic dosing studies of levosimendan that have typically employed a shorter duration and less frequent infusion regimen administered in a hospital setting. The transition of patients in the OLE from intravenous to oral therapy was encouraging. PH-HFpEF has an approximate 50% rate of survival of five years. The patients who enrolled in the HELP Study had very advanced disease, with 87% Functional Class III at enrollment. At the time of the transition, these patients had already been on levosimendan for two years or longer. The fact that there was an improvement in all measures of efficacy on oral therapy beyond what had been achieved on intravenous therapy speaks to the remarkable durability of the treatment effect.

We believe that the combination of the unique HELP Study patient population, innovative weekly 24-hour dosing, unique home-based site of administration, the transition from intravenous to oral therapy in a subset of these patients who continued in the OLE until the commencement of this transition sub study, and the novel findings of efficacy and safety in PH-HFpEF patients represent important discoveries and significant intellectual property. We received two U.S. Patents issued in March and July 2023, covering the use of IV and oral levosimendan in patients with PH-HFpEF.

On November 13, 2023, the Company announced that the FDA had reviewed and cleared the Company’s Investigational New Drug (IND) Application for TNX-103 (oral levosimendan) for the treatment of pulmonary hypertension with heart failure with preserved ejection fraction (PH-HFpEF), enabling Tenax to proceed with the first of two Phase 3 studies. The LEVEL Study (LEVosimendan to Improve Exercise Limitation in PH-HFpEF Patients) launched with site initiations in the fourth quarter of 2023.

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

Current TNX-201 Development for Pulmonary Arterial Hypertension Patients

On May 30, 2019, PHPrecisionMed Inc., a Delaware corporation (“PHPM”), which we acquired in January 2021, met with the FDA to discuss a proposal for a Phase 3 trial of imatinib for PAH. At that meeting, PHPM discussed a single Phase 3 trial using change in 6-minute walk distance as the primary endpoint (p<0.05). PHPM received agreement for submission under the 505(b)(2) regulatory pathway, and thereafter received orphan designation. In July 2020, PHPM received agreement from the FDA for the development of a modified release formulation that would require only a small comparative PK/bioavailability study. A Phase 3 study of TNX-201, this optimized modified release formulation of imatinib, would be the next clinical trial to commence in our development planning, pending the outcome of our strategic process and funding of the trial costs.

Manufacturing and Supply

We contract with third parties for the manufacturing of all of our product candidates and for pre-clinical and clinical studies and intend to continue to do so in the future. We do not own or operate any manufacturing facilities and we have no plans to build any owned clinical or commercial scale manufacturing capabilities. We believe that the use of third-party manufacturers and contract drug manufacturing organizations (“CMOs”) eliminates the need to directly invest in manufacturing facilities, equipment and additional staff.

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

As of the date of this filing, the Company has been granted three patents and has one U.S. patent application pending, for which the Company has received a Notice of Allowance, all related to product candidates and proprietary process, method and technology. Our issued levosimendan patents expire in 2039 and late 2040.

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

Simdax License Agreement

On November 13, 2013, we acquired, through our wholly-owned subsidiary, a license agreement between Phyxius and Orion, which was later amended on October 9, 2020, January 25, 2022, and February 19, 2024 (as amended, the “License”). The License grants us an exclusive, sublicenseable right to develop and commercialize pharmaceutical products containing levosimendan worldwide (the “Territory”) and, pursuant to the October 9, 2020 amendment to the License, also includes two product dose forms containing levosimendan, in capsule and solid dosage form, and a subcutaneously administered product containing levosimendan, subject to specified limitations (together, the “Product”). Pursuant to the License, Tenax and Orion will agree to a new trademark when commercializing levosimendan in either of these forms.

Pursuant to the License, we have a right of first negotiation to commercialize new developments of levosimendan, including developments as to the formulation, presentation, means of delivery, route of administration, dosage or indication (i.e., line extension products).  Neurological diseases and disorders are excluded from this right of first negotiation.

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

As consideration for the License, we agreed to pay Orion (i) a one-time up-front payment in the amount of $1.0 million, (ii) development milestones consisting of (a) $10.0 million upon the grant of FDA approval and (b) $1.0 million upon the grant of regulatory approval for the Product in Canada, (c) $5.0 million due upon the grant of regulatory approval for a levosimendan-based product in Japan, (iii) commercialization milestones aggregating to up to $45.0 million, upon achievement of certain cumulative net sales amounts in the United States and Canada, and (iv) royalties based on net sales of the Product in the Territory. After the end of the License term, the Company must pay Orion a royalty based on net sales of the Product in the Territory for as long as the Company sells the Product in the Territory.

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

Several other companies are developing new therapies to treat PAH, including some that may also be disease-modifying. Novartis developed imatinib for PAH and conducted a Phase 3 trial that in 2013 succeeded in meeting its primary endpoint. However, the high number of dropouts of patients randomized to imatinib led the FDA and the European Medicines Agency (“EMA”) to request another trial before they would approve the product in PAH. To address this, we are developing a modified-release oral formulation designed to reduce the stomach’s exposure to imatinib, thereby lessening the nausea and vomiting commonly observed in patients receiving imatinib. Other companies are developing an inhaled route of administration as their strategy to mitigate gastric intolerance. We believe that our development plan has advantages in that we already know the effective dose of imatinib administered orally, and the systemic exposure from an inhaled route remains uncertain and costly to determine. Since only the first FDA approved formulation of imatinib to treat PAH will qualify for the seven years of Orphan Drug exclusivity in the U.S., these alternative formulations of imatinib represent potential competitive threats.

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

Preclinical tests include evaluation of product chemistry and studies to assess the safety and effectiveness of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of the application. The goal of clinical testing is the demonstration in adequate and well-controlled studies of substantial evidence of the safety and effectiveness of the product in the setting of its intended use. The results of preclinical and clinical testing are submitted to the FDA from time to time throughout the trial process. In addition, before approval for the commercial sale of a product can be obtained, results of the preclinical and clinical studies must be submitted to the FDA. The testing and approval process requires substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the condition being treated, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional preclinical studies or clinical trials may be requested during the FDA review process and may delay product approval. After FDA approval for its initial indications, further clinical trials may be necessary to gain approval for the use of a product for additional indications. The FDA may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

The effects of government regulations on our business are discussed under the heading “Risk Factors - Risks Relating to Regulatory Matters” included elsewhere in this Annual Report on Form 10-K.

Employees and Human Capital

We have assembled a high-quality team of clinical development managers and executives with significant experience in the biotechnology and pharmaceutical industries.

As of December 31, 2023, we had five full-time employees and one part-time employee. In addition to our employees, we also rely on the service and support of outside consultants and advisors. None of our employees is represented by a union, and we believe relationships with our employees are good.

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

As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise additional capital and to achieve sustainable revenues and profitable operations. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and make it more difficult to obtain financing. Our consolidated financial statements for the fiscal year ended December 31, 2023 have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from uncertainty about our ability to continue as a going concern.

We will require substantial additional funding to further develop our product candidates, including to complete the LEVEL trial, which includes an open label extension phase, to complete a subsequent Phase 3 trial of TNX-103, and to initiate or complete the imatinib Phase 3 trial. Failure to obtain this necessary capital when needed on acceptable terms, or at all, or execute on alternative strategic paths, could force us to delay, limit, reduce or terminate our clinical trials, product development efforts and business operations.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing and sales and marketing capabilities, is expensive. We expect our research and development expenses to continue to increase in connection with our ongoing activities. In addition, our expenses could increase beyond expectations if applicable regulatory authorities, including the FDA, require that we perform studies additional to those we currently anticipate, in which case the timing of any potential product approval may be delayed.

As of December 31, 2023, we had $9.8 million of cash and cash equivalents on hand. We will need substantial additional capital in order to develop our product candidates, including to complete the LEVEL trial and its associated open label extension, a Phase 3 trial of TNX-103, and to complete the regulatory approval process and commercialization of levosimendan, and, potentially, imatinib, or any future product candidates. As a result, we continue to evaluate strategic alternatives, including pursuing additional public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding may not be available on favorable terms, if at all.

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

Our future funding requirements will depend on many factors, including, but not limited to:

•	the scope, rate of progress, and cost of our clinical trials and other research and development activities;
•

the number of investigator sites and patients who participate and the impact that factors such as the rate of patient recruitment, the standard deviation of treatment effect, and the number of patients who have events or withdraw from therapy, have on the expected timelines and the eventual required number of patients enrolled for each of our clinical programs;

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

We also expect to continue our evaluation of additional strategic alternatives, including a sale of our Company, merger, other business combination, or recapitalization. In the event we are unable to obtain additional capital as needed or execute on other strategic alternatives, we may further delay, limit, reduce or terminate our current development efforts and business operations.

Our ongoing exploration of alternative strategic paths may not result in entering into or completing transactions, when necessary, and the process of reviewing alternative strategic paths or their conclusion could adversely affect our stock price.

We continue to evaluate strategic paths to provide the resources necessary to complete our product development and maximize stockholder value. Potential strategic paths may include additional capital raises, a sale of our Company, merger, one or more license agreements, a co-development agreement, a combination of these, or other strategic transactions. There can be no assurance, however, that our evaluation will result in transactions or other alternatives, even when deemed necessary. There is no set timetable for our strategic process and we do not intend to provide updates unless or until the Board of Directors approves a specific action or otherwise determines that disclosure is appropriate or necessary. We have suspended plans to launch the imatinib Phase 3 trial in PAH, and the initiation of that trial and continued development of our product candidates, including completion of the LEVEL Study, our Phase 3 trial of levosimendan in PH-HFpEF, depend on the outcome of our ongoing strategic process.

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

In the event we do not successfully complete strategic transactions, should this be deemed necessary, our Board of Directors may decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

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

Our common stock is currently listed on the Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On March 29, 2023, we received a notification letter from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) because the minimum bid price of our common stock on the Nasdaq Capital Market closed below $1.00 per share for 30 consecutive business days.  In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had a compliance period of 180 calendar days, or until September 25, 2023, to regain compliance with the Bid Price Rule.  This timeline was extended by Nasdaq until March 25, 2024, and following the Reverse Stock Split, the Company regained compliance. On January 18, 2024, Nasdaq provided the Company with a written confirmation of compliance with the Bid Price Rule.

On January 11, 2024, we received a notification letter from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(4) (the “Public Float Rule”), which requires the Company to have a minimum of 500,000 publicly held shares.  On February 22, 2024, Nasdaq provided the Company with a written confirmation of compliance with the Public Float Rule.

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
•

volatility and uncertainty in the global economy and financial markets in light of the possibility of pandemics, global financial and geopolitical uncertainties, including in the Middle East and the Russian invasion of and war against the country of Ukraine.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We have incurred losses since our inception, expect to continue to incur losses in the foreseeable future, and may never become profitable.

We have incurred losses since inception. For the years ended December 31, 2023 and 2022, we incurred net operating losses of $8.2 million and $11.0 million, respectively. We have funded our operations since September 1990 principally through the issuance of debt and equity securities and loans from stockholders. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan for pulmonary hypertension and other potential indications, imatinib for PAH, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Additionally, the continued spread of COVID-19 or similar disrupting illnesses could adversely affect our future clinical trial operations in the United States, Canada, and elsewhere, including our ability to recruit, retain, and rely on the active participation of patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to respiratory illnesses if an outbreak occurs in their geography. The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates.

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

We have historically operated with a limited number of employees. As of December 31, 2023, we had five full-time employees and one part-time employee. Therefore, institutional knowledge is concentrated within a small number of employees. Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel to continue the development, regulatory approval and commercialization of our product candidates. We will need to hire or contract with additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing, and sales and marketing. Additionally, our future success is highly dependent upon the contributions of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

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

We currently have no approved drug products for sale. The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products are extensively regulated by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a New Drug Application (“NDA”) from the FDA for each product candidate. We have not submitted an NDA or received marketing approval for any of our product candidates, and obtaining approval of an NDA is a lengthy, expensive and uncertain process. In addition, markets outside of the United States also have requirements for approval of drug candidates which we must comply with prior to marketing. Accordingly, we cannot guarantee that we will ever have marketable drug products.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Additionally, the FDA may require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program.

We are required to conduct additional clinical trials, including the LEVEL trial for oral levosimendan, which are expensive and time consuming, and the outcome of the clinical trials is uncertain.

We expect to commit a substantial portion of our financial and business resources in the short-term to completing the LEVEL trial, a Phase 3 trial of levosimendan, and advancing this product through a subsequent Phase 3 trial and on to regulatory approval for use in PH-HFpEF, and potentially other indications. We may in the future commit resources to clinical trials for our other product candidates, including imatinib. All of these clinical trials and testing will be expensive and time consuming and the timing of the regulatory review process is uncertain. The applicable regulatory agencies may suspend clinical trials at any time if they believe that the subjects participating in such trials are being exposed to unacceptable health risks. We cannot assure you that we will be able to complete our clinical trials successfully or obtain FDA or other governmental or regulatory approval of our product candidates, or that such approval, if obtained, will not include limitations on the indicated uses for which our product candidates may be marketed. Our business, financial condition and results of operations are critically dependent on obtaining capital to advance our testing program and receiving FDA and other governmental and regulatory approvals of our products. A significant delay in or failure of our planned clinical trials or a failure to achieve these approvals would have a material adverse effect on us and could result in major business and financial setbacks.

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

From time to time, we may publish interim, top-line, or preliminary results from our clinical trials. Interim or top-line results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcome measurements may materially change as patient enrollment and treatment extends and more patient experience is observed. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final and complete data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

Delays in the commencement, enrollment and completion of clinical testing could significantly affect our ability to gain FDA approval of current product candidates, to gain this approval in the timeline planned, and could significantly increase our future product development costs. The completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which might already be engaged in other clinical trial programs for the same indication as our product candidates, might be required to withdraw from our clinical trial as a result of changing standards of care, might suffer from staff shortages at the institutional or clinic level that impact their ability to enroll and treat patients under our protocols, or might become ineligible to participate in clinical studies. The enrollment and completion of clinical trials can be delayed for a variety of other reasons, including delays related to:

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

Changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in the completion of, or if we terminate, our clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are ultimately able to commercialize our product candidates, other therapies for the same or similar indications may have been introduced to the market and established a competitive advantage.

Risks Relating to Our Industry

Intense competition might render our cardiovascular and pulmonary product candidates noncompetitive or obsolete.

Competition in the pharmaceutical industry in general and in our therapeutic areas is intense and characterized by extensive research efforts and rapid technological progress. Technological developments by competitors, regulatory approval for marketing competitive products, including potential generic or over-the-counter products, or superior marketing resources possessed by competitors could adversely affect the commercial potential of our cardiovascular and pulmonary disease product candidates and could have a material adverse effect on our future revenue and results of operations. We believe that there are numerous pharmaceutical and biotechnology companies, as well as academic research groups throughout the world, engaged in research and development efforts with respect to pharmaceutical products targeted at cardiovascular and pulmonary diseases and conditions addressed by our product pipeline. Developments by others might render our product pipeline obsolete or noncompetitive. Competitors might be able to complete the development and regulatory approval process sooner and, therefore, market their cardiovascular and pulmonary disease products earlier than we can.

Many of our current competitors have significant financial, marketing and personnel resources and development capabilities. For example, many large, well-capitalized companies already offer cardiovascular and pulmonary products and services in the United States and Europe that target the indications for which our product candidates are being developed, or related indications. Currently, as an example, twelve vasodilators are marketed in the U.S. for use in patients with PAH, and sales teams from Janssen, Pfizer, Bayer, United Therapeutics, and other large companies with marketing and sales capabilities represent these products in the specialized care centers where the disease is treated.  While there are no products currently marketed to treat PH-HFpEF, some products are under development to treat this prevalent disease.

Our activities are and will continue to be subject to extensive government regulation, which is expensive and time-consuming, and we will not be able to sell our products without regulatory approval.

Our development, marketing, and distribution of levosimendan and, potentially in the future, imatinib, are, and will continue to be, subject to extensive regulation, monitoring and approval by the FDA and other regulatory agencies. There are significant risks at each stage of regulation.

Product approval stage

During the product approval stage, we study and attempt to prove the safety and efficacy of our product candidate for its indicated uses. There are numerous problems that could arise during this stage, including:

•	the data obtained from laboratory testing and clinical trials are susceptible to varying interpretations, which could delay, limit, or prevent FDA and other regulatory approvals;
•	adverse events could cause the FDA and other regulatory authorities to halt trials;
•	at any time, the FDA and other regulatory agencies could change policies and regulations that could result in delay and perhaps rejection of our products;
•	if a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions; and
•

even after extensive testing and clinical trials, and receiving agreements and reassurances from the FDA, EMA, and others, as to their future position on a dataset or result to be generated from a trial the design of which they have weighed in on, there is no assurance that regulatory approval will ever be obtained for any of our products.

Post-commercialization stage

Discovery of previously unknown problems with our products, or unanticipated problems with our manufacturing arrangements, even after FDA and other regulatory approvals of our products for commercial sale, may result in the imposition of significant restrictions, including withdrawal of the product from the market.

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

Health care providers, physicians and others would play a primary role in the recommendation and prescription of our clinical products. Our arrangements with third-party payers and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we will market, sell and distribute our products. Applicable federal and state health care laws and regulations are expected to include, but not be limited to, the following:

•

the federal anti-kickback statute is a criminal statute that makes it a felony for individuals or entities knowingly and willfully to offer or pay, or to solicit or receive, direct or indirect remuneration, in order to induce the purchase, order, lease, or recommendation of items or services, or the referral of patients for services, that are reimbursed under a federal health care program, including Medicare and Medicaid;

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

Significant uncertainty exists as to the reimbursement status for newly approved drug products, including coding, coverage and payment. There is no uniform policy requirement for coverage and reimbursement for drug products among third-party payers in the United States; therefore, coverage and reimbursement for drug products can differ significantly by payer. The coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately, with no assurance that coverage and adequate payment will be applied consistently or obtained. The process for determining whether a payer will cover and how much it will reimburse a product may be separate from the process of seeking approval of the product or for setting the price of the product. Even if reimbursement is provided, market acceptance of our products may be adversely affected if the amount of payment for our products proves to be unprofitable for healthcare providers or less profitable than alternative treatments or if administrative burdens make our products less desirable to use. Third-party payer reimbursement to providers of our products, if approved, may be subject to a bundled payment that also includes the procedure of administering our products or third-party payers may require providers to perform additional patient testing to justify the use of our products. To the extent there is no separate payment for our products, there may be further uncertainty as to the adequacy of reimbursement amounts.

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

We have worldwide distribution rights for levosimendan and our formulation of imatinib, and in some countries, particularly European Union countries and Canada, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. To obtain or maintain reimbursement or pricing approval in some countries with respect to any product candidate that achieves regulatory approval, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products upon approval, if at all, is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our prospects for generating revenue, if any, could be adversely affected, which would have a material adverse effect on our business and results of operations. Further, if we achieve regulatory approval of any product, we must successfully negotiate product pricing for such product in individual countries. As a result, if our products are approved, the pricing of our products in different countries may vary widely, thus creating the potential for third-party trade in our products in an attempt to exploit price differences between countries. This third-party trade of our products could undermine our sales in markets with higher prices.

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

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cybersecurity.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, and damage to our reputation, and the further development of our product candidates could be delayed.

Our disclosure controls and procedures address cybersecurity and include elements intended to ensure that there is an analysis of potential disclosure obligations arising from security breaches. We also maintain compliance programs to address the potential applicability of restrictions against trading while in possession of material, nonpublic information generally and in connection with a cybersecurity breach. However, a breakdown in existing controls and procedures around our cybersecurity environment may prevent us from detecting, reporting or responding to cyber-incidents in a timely manner and could have a material adverse effect on our financial position and value of our stock. For more information, see Item 1C. Cybersecurity.

Risks Related to Our Dependence on Third Parties

We have historically and we will continue to rely significantly on third parties to conduct our nonclinical testing and clinical studies and other aspects of our development programs. If those third parties do not satisfactorily perform their contractual obligations or meet anticipated deadlines, the development of our product candidates could be adversely affected.

We do not currently employ personnel or possess the facilities necessary to conduct many of the activities associated with our development programs. We have historically and we will continue to engage consultants, advisors, CROs and others to assist in the design and conduct of nonclinical and clinical studies of our product candidates, with interpretation of the results of those studies and with regulatory activities and expect to continue to outsource all or a significant amount of such activities. As a result, many important aspects of our development programs are and will continue to be outside our direct control and our third-party service providers may not perform their activities as required or expected, including the maintenance of Good Laboratory Practices (“GLP”) or Good Clinical Practices (“GCP”) compliance, which are ultimately our responsibility to ensure. Further, such third parties may not be as committed to the success of our programs as our own employees and, therefore, may not devote the same time, thoughtfulness, or creativity to completing projects or problem-solving as our own employees would. To the extent we are unable to successfully manage the performance of third-party service providers, our business may be adversely affected.

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

Pursuant to the terms of our license for levosimendan, Orion is at present our sole manufacturing source for TNX-103; should they opt not to provide us the product, our license agreement provides for 24 months’ notice to the Company of same, to allow an alternative manufacturer to be brought onboard. We might engage other third-party suppliers and CMOs for the supply and manufacture of TNX-102, or other formulations we might develop. Accordingly, our business is susceptible to disruption, and our results of operations can be adversely affected, by any disruption in supply or other adverse developments in our relationship with Orion. If supply from Orion is delayed or terminated, or if its facilities suffer any damage or disruption, we may need to successfully qualify an alternative supplier in a timely manner in order to avoid disruption of our business. If we cannot obtain an alternate manufacturer in a timely manner, we would experience a significant interruption in supply of levosimendan, which could negatively affect our financial condition, results of operations and cash flows.

To potentially manufacture imatinib in the future, we have contracted with various third-party suppliers and CMOs making us highly dependent on these CMOs. We do not at present have alternative CMOs planned or contracted to back up our primary vendors of clinical trial material or, if approved, commercial supply material. Identification of and discussions with other CMOs may be protracted and/or unsuccessful, or these new CMOs may be unsuccessful in producing the same results as the current primary CMOs producing the material. Therefore, if our primary CMOs become unable or unwilling to perform their required activities, we could experience protracted delays or interruptions in the supply of clinical trial material and, ultimately, product for commercial sale, which would materially and adversely affect our development programs, commercial activities, operating results and financial condition. In addition, the FDA or regulatory authorities outside of the United States may require us to have an alternate manufacturer of a drug product before approving any product candidate for marketing and sale in the United States or abroad. Securing such alternate manufacturer, if possible, could result in considerable additional time and cost prior to approval.

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

We are pursuing a multi-faceted IP strategy for levosimendan that includes filing patent applications in the U.S. and Canada that, if granted, could protect various uses and formulations of levosimendan In January 2022, the USPTO granted us a patent protecting claims for different uses of various cyclodextrin-based subcutaneous formulations of levosimendan, including a claim for its use in the treatment of PH-HFpEF patients. In addition, we received in March 2023 another patent protecting the use of levosimendan in the treatment of PH-HFpEF.  Two subsequent patents expanded these protections on the use of levosimendan in the treatment of PH-HFpEF.

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

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents by others covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the USPTO to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if, unbeknownst to us, the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions.

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
•

general economic and market conditions, including as a result of epidemics or other disruptive events broadly affecting society, and as a result of geopolitical uncertainties, including in the Middle East and the Russian invasion of and war against the country of Ukraine.

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

Certain provisions in our Certificate of Incorporation, as amended (the “Charter”), and our Fourth Amended and Restated Bylaws (the “Bylaws”), may make it difficult for a third party to acquire, or attempt to acquire, control of the Company, even if a change in control was considered favorable by the stockholders. For example, our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock. The Board can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

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

This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees or could result in increased costs for our stockholders to bring a claim in the chosen forum. If a court were to find the exclusive forum provision in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

ITEM 1C—CYBERSECURITY

The Company has a cybersecurity strategy designed to protect our information systems and data from an evolving cyber-threat landscape.  Our cybersecurity program, administered by the Company’s Senior Network Administrator and overseen by the Audit and Compliance Committee, has the support of executive leadership and the Board of Directors, and the Company continues to invest in cybersecurity to protect the Company’s systems.

Our cybersecurity program focuses on all areas of our business, including cloud-based environments, devices used by employees and contractors, facilities, networks, applications, vendors, disaster recovery, business continuity and controls and safeguards enabled through business processes and tools. We continuously monitor for threats and unauthorized access. We learn of security threats through automated detection solutions as well as reports from users and business partners. We draw on the knowledge and insight of external cybersecurity experts and vendors and employ an array of third-party tools to secure our information infrastructure and protect systems and information from unauthorized access.

As of the date of this Annual Report, we have not encountered any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. For more information on our cybersecurity related risks, see “Risk Factors - Risks Related to Our Industry” included elsewhere in this Annual Report on Form 10-K.

ITEM 2—PROPERTIES

We own no real property. Beginning November 1, 2022, we maintain a membership providing dedicated office space, as well as shared services and shared space for meetings, catering, and other business activities, at our principal executive office relocated to 101 Glen Lennox Drive, Suite 300, Chapel Hill, North Carolina 27517. The current rent is approximately $800 per month.

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

Based upon information furnished by our transfer agent, as of March 22, 2024, there were approximately 1,337 holders of record of our common stock.

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

Repurchases of Common Stock

None.

Unregistered Sales of Equity Securities

During the year ended December 31, 2023, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

ITEM 6—RESERVED

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with the consolidated financial statements and the related notes to those statements included in Part II, Item 8 – “Financial Statements and Supplementary Data”. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

The Company was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David & Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc. Effective June 30, 2008, we changed the domiciliary state of the corporation to Delaware and changed the Company name to Oxygen Biotherapeutics, Inc. On September 19, 2014, we changed the Company name to Tenax Therapeutics, Inc.

On November 13, 2013, we acquired a license granting Life Newco, our wholly-owned subsidiary, an exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada. On October 9, 2020 and January 25, 2022, we entered into amendments to the license agreement between the Company and Orion to include in the scope of the license two new oral product formulations containing levosimendan, in capsule and solid dosage form (TNX-103), and a subcutaneously administered dosage form (TNX-102), subject to specified limitations.  In February 2024, we entered into an additional amendment to the license, providing global rights to oral and subcutaneous formulations of levosimendan used in the treatment of PH-HFpEF, revising the royalty structure, lowering the royalty rates, modifying milestones associated with certain regulatory and commercial achievements, and excluding from our right of first negotiation the right to commercialize new applications of levosimendan for neurological diseases and disorders developed by Orion.

On January 15, 2021, we acquired 100% of the equity of PHPM, with PHPM surviving as our wholly-owned subsidiary. As a result of the merger, pending the outcome of our strategic process, we plan to develop and commercialize pharmaceutical products containing imatinib for the treatment of PAH.

Reverse Stock Splits

The Company has adjusted all share amounts and references to stock prices in this Annual Report on Form 10-K, as well as our financial statements, to reflect that on January 2, 2024, we effected a 1-for-80 reverse stock split (the “Reverse Stock Split”), and on January 4, 2023, we effected a 1-for-20 reverse stock split (the “Prior Reverse Stock Split”, together with the Reverse Stock Split, the “Reverse Stock Splits”). The Reverse Stock Splits did not change the number of authorized shares of capital stock or cause an adjustment to the par value of our capital stock. Pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under our outstanding stock options and warrants. The number of shares authorized for issuance pursuant to our equity incentive plans have also been adjusted proportionately to reflect the Reverse Stock Splits.

Business Strategy

Having carefully considered alternatives within the ongoing strategic process announced in September 2022, and having raised capital expected to fund the Company through 2024, the Company has elected to prioritize its LEVEL trial (Phase 3 testing of oral levosimendan), ahead of imatinib. Activity to initiate the LEVEL trial continued in the fourth quarter of 2023, and site qualification, selection, and initiation processes are ongoing, the Company having received U.S. Food and Drug Administration (“FDA”) input into the oral levosimendan protocol and clinical development program in the third quarter of 2023. The Company began initiating sites in the fourth quarter of 2023, and commenced enrolling patients early in 2024. Additional funding will be needed to complete the LEVEL trial, which includes an open label extension phase following the completion of the randomized phase. The Company will complete efficacy and safety analyses of levosimendan versus placebo at the end of the randomized treatment phase, but many patients will continue to be treated under the protocol on open label levosimendan, beyond the completion of these analyses. Supporting this strategic decision to prioritize levosimendan development and commence Phase 3 trial work were two U.S. Patents issued in March and July 2023, covering the use of IV and oral levosimendan in patients with PH-HFpEF. These patents are the second and third levosimendan patents granted to us since the start of 2022. An additional new patent to be issued in early 2024 provides protections covering all therapeutic doses of all three formulations of the product in patients with PH-HFpEF.  Given our prioritization of the Phase 3 testing of levosimendan, we have suspended plans to launch an imatinib Phase 3 trial.

The Company took steps to reduce its monthly operating expenses and conserve cash, as it commenced exploring strategic alternatives in late 2022. The Company at that time cancelled many non-essential operating expenses such as consulting, its office lease, and dues and subscriptions and office supplies associated with that leased office. During the third quarter of 2023, the Company and its contracted CRO increased outreach to North American clinical trial sites, Institutional Review Boards, and other partners who will support the LEVEL trial, and in the fourth quarter of 2023 commenced site initiations.

Pending the outcome of our ongoing strategic process, the key elements of our business strategy are outlined below.

Efficiently conduct clinical development to establish clinical proof of principle in new indications, refine formulation, and commence Phase 3 testing of our current product candidates.

Levosimendan and imatinib have been approved and prescribed in countries around the world for more than 20 years, but we believe their mechanisms of action have not been fully exploited, despite promising evidence they may significantly improve the lives of patients with pulmonary hypertension. We are conducting clinical development with the intent to establish proof of beneficial activity in cardiopulmonary diseases in which these therapeutics would be expected to have benefit for patients with diseases for which either no pharmaceutical therapies are approved at all, or in the case of PAH, where numerous expensive therapies generally offer a modest reduction of symptoms. Our focus is primarily on designing and executing formulation improvements, protecting these innovations with patents and other forms of exclusivity, and employing innovative clinical trial science to establish a robust foundation for subsequent development, product approval, and commercialization. We intend to submit marketing authorization applications following two Phase 3 trials of levosimendan and, when appropriate, a single Phase 3 trial of imatinib. Our trials are designed to incorporate and reflect advanced clinical trial design science and the regulatory and advisory experience of our team. We intend to continue partnering with innovative companies, renowned biostatisticians and trialists, medical leaders, formulation and regulatory experts, and premier clinical testing organizations to help expedite development, and continue expanding into complementary areas when opportunities arise through our development, research, and discoveries. We also intend to continue outsourcing to CROs, and seeking and acting upon the advice of preeminent scientists focused on cardiovascular and pulmonary drug development, when designing and executing our research.

Efficiently explore new high-potential therapeutic applications, in particular where expedited regulatory pathways are available, leveraging third-party research collaborations and our results from related areas.

Levosimendan has shown promise in multiple disease areas in the more than two decades following its approval. Our own Phase 2 study and open-label extension has demonstrated that a formerly under-appreciated mechanism of action of levosimendan, its property of relaxing the venous circulation, brings about durable improvements in exercise capacity and quality of life, as well as other clinical assessments, in patients with PH-HFpEF. We believe this patient population today has no pharmaceutical therapies available and we are committed to exploring potential clinical indications where our therapies may achieve best-in-class profile, and where we can address significant unmet medical needs.

We believe these factors will support approval by the FDA of these product candidates based on positive Phase 3 data. Through our agreement with our licensor, Orion, the originator of levosimendan for acute decompensated heart failure, we have access to a library of ongoing and completed trials and research projects, including certain documentation, which we believe, in combination with positive Phase 3 data we hope to generate in at least one indication, will support FDA approval of levosimendan. Likewise, the regulatory pathway for approval of imatinib for the treatment of PAH, as formulated by us at the dose shown to be effective in a prior Phase 3 trial conducted by Novartis, allows us to build on the dossier of research results already reviewed by the FDA. In order to achieve our objective of developing these medicines for new groups of patients, we have established collaborative research relationships with investigators from leading research and clinical institutions, and our strategic partners. These collaborative relationships have enabled us to explore where our product candidates may have therapeutic relevance, gain the advice and support of key opinion leaders in medicine and clinical trial science, and invest in development efforts to exploit opportunities to advance beyond current clinical care.

Continue to expand our intellectual property portfolio.

Our intellectual property and the confidentiality of all our Company information is important to our business and we take significant steps to help protect its value. Our research and development efforts, both through internal activities and through collaborative research activities with others, aim to develop new intellectual property and enable us to file patent applications that cover new uses of our existing technologies, alone or in combination with existing therapies, as well as other product candidates.

Notice of Allowance and Patents

On February 1, 2023, the Company announced it was granted a Notice of Allowance from the USPTO for its patent application with claims covering the use of IV levosimendan (TNX-101) in the treatment of PH-HFpEF. This patent (U.S. Patent No. 11,607,412) was issued on March 21, 2023. On July 19, 2023, the Company announced USPTO issuance of another patent, this one including claims covering the use of oral levosimendan (TNX-103) in patients with PH-HFpEF. This issued patent (U.S. Patent No. 11,701,355) provides exclusivity through December 2040. On February 6, 2024, the Company announced it was granted a Notice of Allowance from USPTO for its patent application broadening IP protection for oral, I.V., and subcutaneous use of levosimendan and its active metabolites in PH-HFpEF, at all therapeutic doses and in combination with various cardiovascular drugs.  At present, we have other patent applications pending, with additional decisions expected in the future.  Patents pending in Europe may lead to intellectual property protections on the use of levosimendan in patients with PH-HFpEF in 2024.

Enter into licensing or product co-development arrangements.

In addition to our internal development efforts, an important part of our product development strategy is to work with collaborators and partners to accelerate product development, maintain our low development and business operations costs, and broaden our commercialization capabilities globally. We believe this strategy will help us develop a portfolio of high-quality product development opportunities, enhance our clinical development and commercialization capabilities, and increase our ability to generate value from our proprietary technologies.

As we focus on our strategic process, we also continue to position ourselves to execute upon licensing and other partnering opportunities. To do so, we need to continue to maintain our strategic direction, manage and deploy our available cash efficiently, and strengthen our collaborative research development and partner relationships.

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

Comparison of Our Results of Operations for the Years Ended December 31, 2023 and 2022

	The year ended December 31,		Increase/(Decrease)
	2023	2022

Operating expenses
General and administrative	$5,005,135	$5,675,231	(670,096)
Research and development	3,228,806	5,377,412	(2,148,606)
Total operating expenses	8,233,941	11,052,643	(2,818,702)

General and Administrative Expenses

General and administrative expenses were $5.0 million for the year ended December 31, 2023, compared to $5.7 million for the same period in 2022. General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the years ended December 31, 2023 and 2022, respectively, are as follows:

	Year ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2023	2022
Personnel costs	$2,176,682	$2,370,362	$(193,680)	(8)%
Legal and professional fees	1,967,276	2,369,126	(401,850)	(17)%
Other costs	831,908	782,023	49,885	6%
Facilities	29,269	153,720	(124,451)	(81)%

Personnel costs decreased approximately $194,000 for the year ended December 31, 2023, compared to the same period in the prior year. The decrease was due to reductions in head count and stock compensation expenses.

Stock Compensation expense was approximately $191,000 for the year ended December 31, 2023, and decreased approximately $174,000 compared to the same period in the prior year.  The decrease in expense was due to the decrease in head count and option awards during the year.

Legal and professional fees decreased approximately $402,000 for the year ended December 31, 2023, compared to the same period in the prior year. Professional fees consist of the costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors.

Legal fees decreased approximately $264,000 for the year ended December 31, 2023, as compared to the same period in the prior year. The decrease was primarily due to lower capital market activities and IP-related costs.

Professional fees decreased approximately $138,000 for the year ended December 31, 2023, compared to the same period in the prior year. The decrease was primarily attributable to decreased consulting fees and a decrease in accounting, capital markets, and investor relations costs.

Other costs increased approximately $50,000 for the year ended December 31, 2023, compared to the same period in the prior year. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. The increase was primarily attributable to increased costs for insurance offset by decreases in franchise and other taxes.

Facilities costs decreased approximately $124,000 for the year ended December 31, 2023, compared to the same period in the prior year. The decrease was primarily attributable to lower costs paid for rent and utilities at our corporate headquarters in North Carolina.

Research and Development Expenses

Research and development expenses were $3.2 million for the year ended December 31, 2023 as compared to $5.4 million for the same period in the prior year. Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the years ended December 31, 2023 and 2022, respectively, are as follows:

	Year ended December 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2023	2022
Clinical and preclinical development	$2,309,652	$4,657,916	$(2,348,264)	(50)%
Personnel costs	829,588	684,451	145,137	21%
Other costs	89,566	35,046	54,520	156%

Clinical and preclinical development costs decreased approximately $2.3 million for the year ended December 31, 2023 as compared to the same period in the prior year. Clinical and preclinical development costs consist of expenses associated with the ongoing open label extension phase of our Phase 2 HELP Study for levosimendan, costs associated with our intravenous-to-oral levosimendan transition study, and development costs associated with the formulation for imatinib. The decrease is primarily attributable to lower Phase 1 and Phase 3 costs for imatinib, since the Company suspended clinical development activities for this product candidate in 2022, offset by increased LEVEL trial costs in 2023.

Personnel costs increased approximately $145,000 for the year ended December 31, 2023, as compared to the same period in the prior year. The increase is primarily attributable to increased incentive compensation costs.

Other costs increased approximately $55,000 for the year ended December 31, 2023, as compared to the same period in the prior year. The increase is primarily attributable to higher regulatory costs over the prior year.

Other Income and Expense, Net

Other income and expense include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include, but are not limited to, interest income earned and fixed asset disposals. Other income increased approximately $538,000 for the year ended December 31, 2023, compared to the same period in the prior year. This increase is due primarily to the interest earned from the Company’s money market accounts.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and, as of December 31, 2023, we had an accumulated deficit of approximately $297 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan in the LEVEL trial and, pending the outcome of our strategic process, imatinib for pulmonary hypertension and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of approximately $11.7 million and $3.2 million and working capital of approximately $8.1 million and $1.4 million as of December 31, 2023 and December 31, 2022, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

Clinical and Preclinical Product Development

We are currently conducting a Phase 3 trial of oral levosimendan (LEVEL), and intend to recruit patients throughout 2024 and into at least the first half of 2025. Our ability to continue to pursue development of our products, including completing the LEVEL trial, beyond 2024 will depend on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining any necessary resources.

Financings

On February 8, 2024, we sold in a registered public offering (i) an aggregate of 421,260 shares of our common stock and pre-funded warrants to purchase an aggregate of 1,178,740 shares of our common stock and (ii) accompanying warrants to purchase up to an aggregate of 3,200,000 shares of our common stock at a combined offering price of $5.65 per share of common stock and associated warrant, or $5.649 per pre-funded warrant and associated warrant, resulting in gross proceeds to the Company of approximately $9.0 million. Net proceeds of the offering were approximately $8.0 million, after deducting the placement agent fees and estimated offering expenses payable by the Company.

As retrospectively adjusted for the Reverse Stock Split, on February 3, 2023, we sold in a registered public offering (i) an aggregate of 86,994 shares of our common stock and pre-funded warrants to purchase an aggregate of 21,341 shares of our common stock and (ii) accompanying warrants to purchase up to an aggregate of 216,667 shares of our common stock at a combined offering price of $144.00 per share of common stock and associated warrant, or $143.92 per pre-funded warrant and associated warrant, resulting in gross proceeds to the Company of approximately $15.6 million. Net proceeds of the offering were approximately $14.1 million, after deducting the placement agent fees and offering expenses payable by the Company.

As retrospectively adjusted for the Reverse Stock Splits, on May 17, 2022, we sold 6,623 units in a private placement at a purchase price of $1,240.00 per unit for net proceeds of approximately $7.9 million. Each unit consisted of one unregistered pre-funded warrant to purchase one share of our common stock and one unregistered warrant to purchase one share of common stock.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Year ended December 31,
	2023	2022
Net cash (used in) operating activities	$(5,903,532)	$(11,388,571)
Net cash (used in) provided by investing activities	2,843	(2,323)
Net cash provided by financing activities	13,569,137	7,930,654

Net cash (used in) operating activities

Net cash used in operating activities was approximately $5.9 million for the year ended December 31, 2023 compared to approximately $11.4 million for the year ended December 31, 2022. The decrease in cash used for operating activities was primarily due to lower expense activity in the current period as compared to the prior year.

Net cash (used in)/provided by investing activities

Net cash used in or provided by investing activities was approximately $2,843 for the year ended December 31, 2023, compared to approximately $(2,323) in the year ended December 31, 2022. The increase in cash provided by investing activities was primarily due to the sale of office furniture related to the relocation of the Company’s headquarters.

Net cash provided by financing activities

Net cash provided by financing activities was approximately $13.6 million for the year ended December 31, 2023, compared to approximately $7.9 million in the prior year. The increase in cash provided by financing activities was due to the net proceeds from the February 3, 2023 sale of common stock and warrants and the exercise of warrants.

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

Based on our working capital on December 31, 2023, and the financing completed on February 8, 2024, we believe we have sufficient capital on hand to continue to fund operations through 2024.

We will need substantial additional capital beyond 2024, assuming ongoing activities with the LEVEL trial continue at the expected pace. In addition, we will need additional funding in the future in order to complete the regulatory approval and commercialization of levosimendan, as well as to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses. As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our December 31, 2023 consolidated financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and make it more difficult to obtain financing.

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

Stock-Based Compensation—We account for stock-based awards to employees in accordance with Accounting Standards Codification, or ASC 718: Compensation — Stock Compensation, which provides for the use of the fair value-based method to determine compensation for all arrangements where shares of stock or equity instruments are issued for compensation. Fair values of equity securities are determined by management based predominantly on the trading price of our common stock. The values of these awards are based upon their grant-date fair value. That cost is recognized over the period during which the employee is required to provide service in exchange for the reward.

We account for equity instruments issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. We record equity instruments issued to non- at their fair value on the measurement date and periodically adjust them as the underlying equity instruments vest.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that amends how credit losses are measured and reported for certain financial instruments that are not accounted for at fair value through net income. This standard requires that credit losses be presented as an allowance rather than as a write-down for available-for-sale debt securities and will be effective for interim and annual reporting periods beginning January 1, 2023, with early adoption permitted. We adopted this standard on January 1, 2023. Our adoption of the new guidance did not have a significant impact on our consolidated financial statements.

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

Based on their evaluation, our President and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the most recently completed fiscal quarter, management reviewed all work generated in support of the financial statements and corresponding footnotes to determine areas which may be susceptible to human error. The review focused on limiting manual inputs into work papers wherever possible and tying inputs to external source documents. In addition, management also enhanced its work paper review to compare figures to prior year amounts or source documents and increased the number of calculations in the work papers that are reviewed and re-performed.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

Information about our directors, their ages as of March 28, 2024, and the expiration dates of their current terms of Board service are provided in the table below. Additional biographical descriptions are set forth in the text below the tables and include the primary individual experience, qualifications, attributes and skills of each director that led to the conclusion that such director should serve as a member of our Board at this time.

Name	Age	Position with Tenax Therapeutics, Inc.	Director Since
June Almenoff, MD, PhD	67	Director	February 2021
Michael Davidson, MD	67	Director	February 2021
Declan Doogan, MD	72	Director	February 2021
Christopher T. Giordano	50	President and Chief Executive Officer and Director	July 2021
Robyn M. Hunter	62	Director	January 2022
Gerald T. Proehl	65	Chair	April 2014
Stuart Rich, MD	74	Chief Medical Officer and Director	February 2021

June Almenoff, MD, PhD has served as a director since February 2021. Dr. Almenoff is currently the Chief Medical Officer at RedHill Biopharma Inc. (NASDAQ: RDHL), a specialty biopharmaceutical company, primarily focused on gastrointestinal and infectious diseases, where she serves on the commercial executive team. From March 2010 to October 2014, Dr. Almenoff served as President and Chief Medical Officer and a member of the board of directors of Furiex Pharmaceuticals, Inc. (previously NASDAQ: FURX) (“Furiex”), a drug development collaboration company that was acquired by Actavis plc (now AbbVie, Inc.) for $1.2 billion in July 2014. Prior to joining Furiex, Dr. Almenoff was at GlaxoSmithKline plc (NYSE: GSK) for twelve years, where she held various positions of increasing responsibility, most recently Vice President in the Clinical Safety organization. Dr. Almenoff is on the investment advisory board of the Harrington Discovery Institute, a private venture philanthropy. She serves on the board of directors of Avalo Therapeutics, Inc. (NASDAQ: AVTX) and is a director-advisor of inSoma Bio, Inc. She previously served as a member of the board of directors of Brainstorm Therapeutics, Inc. (NASDAQ: BCLI), Tigenix NV (formerly NASDAQ: TIG), OHR Pharmaceutical Inc. (formerly NASDAQ: OHRP), Kurome Therapeutics, Inc., and as executive chair of the board of directors of RDD Pharma, Ltd. Dr. Almenoff received her B.A. cum laude from Smith College and graduated with AOA honors from the M.D.-Ph.D. program at the Icahn (Mt. Sinai) School of Medicine. She completed post-graduate medical training at Stanford University Medical Center and served on the faculty of Duke University School of Medicine. She is an adjunct Professor at Duke, a Fellow of the American College of Physicians and has authored over 60 publications.

Our Board of Directors believes that Dr. Almenoff’s close to 25 years of leadership experience as a biopharma executive, her expertise in research and development, as well as her experience with public and private biotech boards, venture philanthropy investment, and product commercialization qualify her to serve on our Board.

Michael Davidson, MD has served as a director since February 2021. Since August 2020, Dr. Davidson has served as the Chief Executive Officer of New Amsterdam Pharma B.V., a clinical stage company focused on the treatment of cardio-metabolic diseases. Since April 2007, Dr. Davidson has also served as Clinical Professor and Director of the Lipid Clinic at the University of Chicago Pritzker School of Medicine. From January 2016 to July 2020, Dr. Davidson was the Founder and Chief Scientific Officer and a director of Corvidia Therapeutics, a company focused on the development of transformational therapies for cardio-renal diseases, which was acquired by Novo-Nordisk for up to $2.1 billion in June 2020. Prior to that, from November 2009 to January 2016, Dr. Davidson was the co-founding Chief Medical Officer of Omthera Pharmaceuticals, Inc., a specialty pharmaceuticals company focusing its efforts on the clinical development of new therapies for dyslipidemia, which was acquired by AstraZeneca plc in 2013 for $443 million. Earlier in his career, he founded the Chicago Center for Clinical Research, which became the largest investigator site in the United States and was acquired by PPD, Inc. in 1996. He currently serves as a member of the board of directors of Caladrius Biosciences, Inc. (NASDAQ: CLBS), Silence Therapeutics PLC (NASDAQ: SLN), Sonogene LLC, Jocasta Neuroscience, Inc. and Trofi Nutritionals, Inc. His research background encompasses both pharmaceutical and nutritional clinical trials including extensive research on statins, novel lipid-lowering drugs, and omega-3 fatty acids. Dr. Davidson is board-certified in internal medicine, cardiology, and clinical lipidology and served as President of the National Lipid Association from 2010 to 2011. He received his B.A./M.S. from Northwestern University and M.D. from The Ohio State University School of Medicine.

Our Board of Directors believes that Dr. Davidson’s medical background and extensive experience in clinical development, as well as his extensive experience as an executive of several biotechnology companies, qualify him to serve on our Board.

Declan Doogan, MD has served as a director since February 2021. Since November 2019, Dr. Doogan has served as co-founder and Chief Medical Officer of Juvenescence Ltd., a life sciences company developing therapies to modify aging and increase healthy human lifespan. From June 2013 to May 2019, Dr. Doogan served as Chief Executive Officer of Portage Biotech, Inc. (NASDAQ: PRTG), a clinical-stage immuno-oncology company, where he currently remains a director. From 2007 to 2012, Dr. Doogan held various executive roles at Amarin Corporation (NASDAQ: AMRN), a pharmaceutical company focused on cardiovascular disease management, including Head of Research and Development, Interim Chief Executive Officer, and Chief Medical Officer. Prior to that, from 1982 to 2007, he held a number of executive positions in the U.S., the U.K. and Japan at Pfizer, Inc. (NYSE: PFE), a multinational pharmaceutical and biotechnology corporation, and was most recently the Senior Vice President and Head of Worldwide Development. Beyond his executive career, Dr. Doogan is an investor in emerging biotechnology companies, and is a partner at Mediqventures Ltd., a biotech merchant bank and investment firm. In addition to Portage Biotech, Inc., Dr. Doogan currently serves as a member of the board of directors of Apterna Ltd. and Causeway Therapeutics Ltd. Dr. Doogan previously served as chairman of the board of directors of Biohaven Pharmaceuticals (NYSE: BHVN) and a member of the boards of directors of Intensity Therapeutics, Inc. (NASDAQ: INTS), Sosei Group Corporation (TSE: 4565), Kleo Pharmaceuticals, Inc. and Celleron Therapeutics Ltd. Dr. Doogan has also held professorships at Harvard School of Public Health, Glasgow University Medical School and Kitasato University (Tokyo). He received his medical degree from Glasgow University. He is a Fellow of the Royal College of Physicians and the Faculty Pharmaceutical Medicine and holds a Doctorate of Science at the University of Kent in the U.K.

Our Board of Directors believes that Dr. Doogan’s 30 years of experience in the global pharmaceutical industry in both major pharmaceutical and biotechnology companies, in addition to his medical background, experience in clinical development and extensive board experience on both public and privately held life sciences companies, qualify him to serve on our Board.

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

Our Board of Directors believes that Mr. Giordano’s 20 years of experience in the clinical research industry and extensive experience with bringing pharmaceutical products to market qualify him to serve on our Board.

Robyn M. Hunter has served as a director since January 2022. Since August 2022, she has served as global Chief Financial Officer of Sotio Biotech Inc., a clinical stage immuno-oncology company. Previously, she served as the Chief Financial Officer of Fortress Biotech, Inc. (NASDAQ: FBIO) ("Fortress Biotech") from June 2017 to August 2022, and from August 2011 to June 2017, she served as the Vice President and Corporate Controller of Fortress Biotech. From January 2006 to May 2011, Ms. Hunter served as Senior Vice President and Chief Financial Officer of Schochet Associates, Inc. From August 2004 to January 2006, Ms. Hunter served as the Corporate Controller for Indevus Pharmaceuticals, Inc. From 1990 to 2004, Ms. Hunter held several positions from Accounting Manager to Vice President and Treasurer of The Stackpole Corporation. Ms. Hunter holds a B.A. in Economics from Union College in Schenectady, New York.

Our Board of Directors believes that Ms. Hunter’s general business experience and finance expertise and practice in the pharmaceutical industry, developed through her leadership at other companies, qualifies her to serve on our Board.

Gerald T. Proehl has served as a director since April 2014. Since June 2015, Mr. Proehl has served as Founder, President, Chief Executive Officer and Chair of the board of directors of Dermata Therapeutics, Inc., a biotechnology company (NASDAQ: DRMA). In January 1999, Mr. Proehl co-founded Santarus, Inc., a specialty biopharmaceutical company, and through January 2014, until its sale to Salix Pharmaceuticals, Ltd. for $2.6 billion, he held various leadership roles, including as President, Chief Executive Officer and a director. Prior to joining Santarus, Mr. Proehl was with Hoechst Marion Roussel (HMR) for 14 years where he served in various capacities, including Vice President of Global Marketing. During his career at HMR he worked across numerous therapeutic areas, including central nervous system, cardiovascular, and gastrointestinal. In addition to Dermata Therapeutics, Mr. Proehl serves on the board of directors of Kinetek Sports, Inc. Mr. Proehl previously served on the boards of Sophiris Bio Inc. (formerly OTCQB: SPHS), Ritter Pharmaceuticals, Inc. (formerly NASDAQ: RTTR), and Auspex Pharmaceuticals, Inc. (formerly NASDAQ: ASPX). Mr. Proehl holds a B.S. in education from the State University of New York at Cortland, an M.A. in exercise physiology from Wake Forest University and an M.B.A. from Rockhurst University.

Our Board of Directors believes that Mr. Proehl’s general business and commercial experience in the pharmaceutical industry, as well as his strong background in business operations developed through his leadership at other companies, qualify him to serve on our Board.

Stuart Rich, MD has served as our Chief Medical Officer since January 2021 and a director since February 2021. Dr. Rich joined the Company from PHPrecisionMed Inc. (PHPM), where he was a co-founder and held the positions of Chief Executive Officer and Director from October 2018 until PHPM’s merger with the Company in January 2021. Beginning July 2015, Dr. Rich has served as Professor of Medicine (and since 2021, Professor Emeritus) at Northwestern University Feinberg School of Medicine. He was co-founder and a Trustee of the Pulmonary Vascular Research Institute from 2006 until 2023, a U.K. based charity. From July 2015 until January 2021, he also served as the Director of the Pulmonary Vascular Disease Program at the Bluhm Cardiovascular Institute of Northwestern University, and since January 2006 he has served as a Director of the Cardiovascular Medical and Research Foundation, a U.S. based charity. He was a standing member of the Cardiovascular and Renal Advisory Committee of the U.S. Food and Drug Administration from 2002 through 2013. Prior to Northwestern University, Dr. Rich was Professor of Medicine at the Section of Cardiology of the University of Chicago Pritzker School of Medicine from September 2004 to July 2015. Dr. Rich also served as the Chief Medical Officer (part-time) of United Therapeutics from October 2003 until December 2004. He was Professor of Medicine at the Rush Heart Institute of the Rush University School of Medicine from July 1996 to September 2004 and Professor of Medicine and Chief of the Section of Cardiology at the University of Illinois College of Medicine in Chicago from July 1980 to July 1996. Dr. Rich received his B.S. in Biology at the University of Illinois and his M.D. at Loyola University Stritch School of Medicine, and he completed his residency in medicine at the Washington University of St. Louis and his fellowship in cardiology at the University of Chicago.

Our Board of Directors believes that Dr. Rich’s extensive medical background in the field of pulmonary hypertension and experience as a consultant and standing member of the Cardiovascular and Renal Advisory Committee of the U.S. Food and Drug Administration qualify him to serve on our Board.

EXECUTIVE OFFICERS

The following table sets forth information concerning our executive officers as of March 28, 2024:

Name	Age	Position with Tenax Therapeutics, Inc.
Christopher T. Giordano	50	President and Chief Executive Officer and Director
Lawrence R. Hoffman	69	Interim Chief Financial Officer
Stuart Rich, MD	74	Chief Medical Officer and Director

The biographies of Mr. Giordano and Dr. Rich appear above, under the heading “Directors”.

Lawrence R. Hoffman has served as our Interim Chief Financial Officer since January 2024. Since November 2021, Mr. Hoffman has served as a consultant to several companies through Danforth, including as Interim Chief Financial Officer for SCYNEXIS, Inc. (Nasdaq: SCYX) from November 2021 until October 2022. Prior to joining Danforth, from February 2018 to October 2021, Mr. Hoffman was Chief Financial Officer of Sermonix Pharmaceuticals, Inc. Prior to that, Mr. Hoffman has held executive management positions at multiple public and private companies in the United States. Mr. Hoffman holds a B.S. in Business Administration from La Salle University, a J.D. from Temple University School of Law, an LL.M. (taxation) from Villanova University School of Law, and is a Certified Public Accountant in Pennsylvania.

Director Independence

In accordance with the applicable Nasdaq Listing Rules, our Board of Directors must consist of a majority of “independent directors”, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of our Board would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

The Board has determined that directors Drs. Almenoff, Davidson, and Doogan, Mr. Proehl and Ms. Hunter are independent directors in accordance with applicable Nasdaq Listing Rules. In making these determinations, the Board reviewed the information provided by the director nominees with regard to each individual’s business and personal activities as they may relate to us and our management.

The Board of Directors has determined that all of the members of each of the Audit and Compliance, Compensation, and Corporate Governance and Nominating Committees are independent as defined under applicable Nasdaq Listing Rules. In addition, the Board has determined that Ms. Hunter, and Drs. Almenoff and Davidson meet the additional test for independence for audit committee members and Ms. Hunter, Mr. Proehl and Dr. Davidson meet the additional test for independence for compensation committee members imposed by SEC regulations and the Nasdaq Listing Rules.

Standing Committees of the Board of Directors

Our Board of Directors has three standing committees: the Audit and Compliance Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee. Copies of the charters of the Audit and Compliance, Compensation, and Corporate Governance and Nominating Committees, as they may be amended from time to time, are available on our website at http://www.tenaxthera.com.

The following table provides membership information of our directors on each committee of our Board of Directors as of January 30, 2024.

	Audit and Compliance Committee	Compensation Committee	Corporate Governance and Nominating Committee
June Almenoff
Michael Davidson
Declan Doogan
Robyn M. Hunter
Gerald T. Proehl

 = Committee Chair

 = Member

Audit and Compliance Committee

The members of the Audit and Compliance Committee are currently Drs. Almenoff and Davidson and Ms. Hunter. Ms. Hunter serves as chair of the Audit and Compliance Committee. The Board of Directors has determined that Ms. Hunter qualifies as an “audit committee financial expert” as defined by applicable SEC rules. The Audit and Compliance Committee met four times during the year ended December 31, 2023.

Legal Proceedings with Directors or Executive Officers

There are no legal proceedings related to any of our directors or executive officers that require disclosure pursuant to Items 103 or 401(f) of Regulation S-K.

Family Relationships

There is no family relationship between any director, executive officer, or person nominated to become a director or executive officer of our Company.

Code of Ethics

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

 Compliance with Section 16(a) Reports

The information required by this Item, if any, concerning compliance with Section 16(a) of the Exchange Act will be incorporated by reference from the section of the proxy statement captioned “Delinquent Section 16(a) Reports”.

ITEM 11— EXECUTIVE COMPENSATION

The following tables and narrative discussion describe the material elements of our executive compensation program during 2023. We also provide an overview of our executive compensation philosophy, including our principal compensation policies and practices.

Our “named executive officers” for fiscal year 2023 includes the individual who served as our principal executive officer during 2023, the only other person serving as an executive officer as of December 31, 2023, and the individual who formerly served as our principal financial officer during 2023 (who died in December 2023). Our named executive officers (“NEOs”) for 2023 were:

•	Christopher T. Giordano, our President and Chief Executive Officer (our “CEO”);
•	Stuart Rich, our Chief Medical Officer (our “CMO”); and
•	Eliot M. Lurier, our Former Interim Chief Financial Officer (our “Former Interim CFO”).

2023 Summary Compensation Table

		Salary	Option Awards		Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Name and Principal Position	Year	($)(1)	($)(2)		($)		($)		($)
Christopher T. Giordano	2023	405,300	--		202,650	(3)	36,820	(4)	644,770
President and Chief Executive Officer	2022	386,000	104,296	(5)	144,750	(6)	32,286	(7)	667,332

Stuart Rich	2023	318,000	--		127,200	(8)	36,023	(9)	481,223
Chief Medical Officer	2022	309,000	52,148	(10)	92,700	(11)	14,296	(12)	468,144

Eliot M. Lurier (13)	2023	--	--		--		166,288	(14)	166,288
Former Interim Chief Financial Officer	2022	--	--		--		221,700	(14)	221,700

(1)	Reflects base salary earned during the fiscal year covered.
(2)

The amounts in these columns reflect the aggregate grant date fair value of awards granted during the year computed in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The assumptions made in determining the fair values of our stock and option awards are set forth in Note F to our Financial Statements for the year ended December 31, 2022, included in our Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023.

(3)	In March 2024, the Compensation Committee calculated the predetermined operational goals for 2023 had been achieved at 100%, resulting in a cash bonus of $202,650 paid to Mr. Giordano.
(4)	Consists of $23,620 of health and benefit premiums for coverage of Mr. Giordano and his eligible dependents and $13,200 of Company contributions to Mr. Giordano’s 401(k) plan.
(5)

During 2022, we granted an option to purchase 125 shares of Common Stock at an exercise price of $992 per share to Mr. Giordano, as retrospectively adjusted for the Reverse Stock Splits. The option is exercisable as to one-fourth of the shares underlying the option on each of June 9, 2023, June 9, 2024, June 9, 2025 and June 9, 2026, subject to Mr. Giordano’s continued employment.

(6)

Mr. Giordano was eligible to receive a target cash bonus of $193,000, if the Compensation Committee calculated that the predetermined operational goals had been achieved at 100%. In March 2023, the Compensation Committee calculated the predetermined operational goals for 2022 had been achieved at 75% resulting in a cash bonus of $144,750 paid to Mr. Giordano.

(7)	Consists of $20,086 of health and benefit premiums for coverage of Mr. Giordano and his eligible dependents and $12,200 of Company contributions to Mr. Giordano’s 401(k) plan.
(8)	In March 2024, the Compensation Committee calculated the predetermined operational goals for 2023 had been achieved at 100%, resulting in a cash bonus of $127,200 paid to Dr. Rich.
(9)	Consists of $22,823 of benefit premiums for Dr. Rich and $13,200 of Company contributions to Dr. Rich’s 401(k) plan.
(10)

During 2022, we granted an option to purchase 63 shares of Common Stock at an exercise price of $992 per share to Dr. Rich, as retrospectively adjusted for the Reverse Stock Splits. The option is exercisable as to one-fourth of the shares underlying the option on each of June 9, 2023, June 9, 2024, June 9, 2025 and June 9, 2026, subject to Dr. Rich’s continued employment.

(11)

Dr. Rich was eligible to receive a target cash bonus of $123,600, if the Compensation Committee calculated that the predetermined operational goals had been achieved at 100%. In March 2023, the Compensation Committee calculated the predetermined operational goals for 2022 had been achieved at 75% resulting in a cash bonus of $92,700 paid to Dr. Rich.

(12)	Consists of $2,096 of benefit premiums for Dr. Rich and $12,200 of Company contributions to Dr. Rich’s 401(k) plan.
(13)	Mr. Lurier died in December 2023.
(14)

Mr. Lurier was a consulting Interim Chief Financial Officer employed by Danforth and was contracted on a part time basis beginning in October 2021. We paid $166,288 in consulting fees to Danforth for Mr. Lurier’s services in fiscal year 2023 and $221,700 in 2022.

Narrative to Summary Compensation Table

Elements of Compensation

During the year ended December 31, 2023, we compensated our Named Executive Officers generally through a mix of (i) base salary and (ii) annual cash bonus based on achievement of predetermined operational goals. We did not issue long-term equity compensation because the Board determined there were insufficient shares reserved under our 2022 Stock Incentive Plan.

Mr. Lurier was our Interim Chief Financial Officer employed by Danforth and was compensated on an hourly basis in accordance with his consulting agreement (the “Danforth Consulting Agreement”). See “Employment and Other Contracts - Eliot M. Lurier” for further discussion of Mr. Lurier's consulting agreement.

Annual Base Salaries

Mr. Giordano and Dr. Rich received a base salary to compensate them for services rendered to us during the year ended December 31, 2023. The base salary is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. In the year ended December 31, 2023, we paid an annual base salary of $405,300 to Mr. Giordano and $318,000 to Dr. Rich.

Cash Bonuses

Under each of their employment agreements, Mr. Giordano and Dr. Rich are eligible to receive annual cash bonuses based on the achievement of annual goals. During the year ended December 31, 2023, Mr. Giordano and Dr. Rich were eligible to receive a target cash bonus consisting of 50% and 40%, respectively, of their base salaries, based on 100% achievement of the predetermined operational goals. There is no cap on the bonuses for greater than 100% achievement of goals, and there is no pre-identified threshold amount that must be achieved to receive any cash bonus payment. Our Compensation Committee evaluated performance for the year ended December 31, 2023, and consistent with the determinations made in prior years, did so in March 2024.

Long-Term Equity Compensation

Provided we have sufficient shares reserved under our 2022 Stock Incentive Plan, we typically award stock options to our key employees, including to our non-executive employees, on an annual basis and subject to approval by (i) the Board of Directors upon the Compensation Committee’s recommendation with respect to executive officers and (ii) the Compensation Committee with respect to all other employees.

Other Elements of Compensation

Employee Benefits and Perquisites

We maintain broad based benefits that are provided to all employees, including health and dental insurance. Our executive officers are eligible to participate in all of our employee benefit plans, in each case, on the same basis as other employees.

No Tax Gross-Ups

We do not make gross-up payments to cover our NEOs’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by us.

Severance and Change-of-Control Benefits

Pursuant to employment agreements we have entered into with certain NEOs, each such officer is entitled to specified benefits in the event of the termination of his employment under specified circumstances, including termination following a change in control of the Company. We have provided more detailed information about these benefits under the caption “-Employment and Other Contracts” below.

Employment and Other Contracts

Christopher T. Giordano

We entered into an executive employment agreement with Mr. Giordano, effective July 6, 2021 (the “Giordano Employment Agreement”). Under the Giordano Employment Agreement, Mr. Giordano initially received an annual base salary of $375,000, which has been subsequently increased to $469,000, effective January 1, 2024. Mr. Giordano also will receive participation in medical insurance, dental insurance, and other benefit plans on the same basis as our other officers. Under the Giordano Employment Agreement, Mr. Giordano will receive an annual cash bonus consisting of 50% of his base salary, based on 100% achievement of annual goals (with no cap on the bonus for greater than 100% achievement of goals). The Giordano Employment Agreement also provides for the grant of the following employment inducement stock options (as retrospectively adjusted for the Reverse Stock Splits): (i) a one-time stock option grant of 160 shares of Common Stock with four-year straight-line vesting; and (ii) a one-time stock option grant of 63 shares of Common Stock with 50% vesting upon the achievement of certain performance metrics related to our clinical trials. As of December 31, 2023, none of the vesting milestones had been achieved and the options were subsequently cancelled. We also reimbursed Mr. Giordano for up to $10,000 of legal expenses related to the Giordano Employment Agreement.

The Giordano Employment Agreement is effective for a one-year term, and automatically renews for additional one-year terms, unless the Giordano Employment Agreement is terminated in advance of renewal or either party gives notice at least 90 days prior to the end of the then-current term of an intention not to renew. If Mr. Giordano is terminated without “cause”, if he terminates his employment for “good reason”, or if the Company elects not to renew the Giordano Employment Agreement, Mr. Giordano would be entitled to receive (i) one-year of base salary, (ii) a pro-rated amount of the annual bonus that he would have received had 100% of goals been achieved, and (iii) one-year of COBRA reimbursements or benefits payments, as applicable. Mr. Giordano’s entitlement to these payments is conditioned upon execution of a release of claims.

For purposes of the Giordano Employment Agreement: (i) “cause” includes (1) a willful material breach of the Giordano Employment Agreement by Mr. Giordano, (2) material misappropriation of Company property, (3) material failure to comply with our policies, (4) abuse of illegal drugs or abuse of alcohol in a manner that interferes with the performance of his duties, (5) dishonest or illegal action that is materially detrimental to the Company, (6) failure to cooperate with internal investigations or law enforcement and regulatory investigations, and (7) failure to disclose material conflicts of interest and (ii) “good reason” includes (1) a material reduction in base salary, (2) a material reduction of Mr. Giordano’s authority, duties or responsibility, (3) certain changes in geographic location of Mr. Giordano’s employment, or (4) a material breach of the Giordano Employment Agreement or other written agreement with Mr. Giordano by the Company.

Stuart Rich

We entered into an employment agreement with Dr. Rich, effective January 15, 2021 (the “Rich Employment Agreement”). Under the Rich Employment Agreement, Dr. Rich initially received an annual base salary of $300,000, which has been subsequently increased to $318,000. Dr. Rich will also receive participation in medical insurance, dental insurance, and other benefit plans on the same basis as our other officers. Under the Rich Employment Agreement, Dr. Rich is eligible for an annual target cash bonus of 40% of his base salary, based on 100% achievement of annual goals (with no cap on the bonus for greater than 100% achievement of goals). Pursuant to the Rich Employment Agreement, Dr. Rich received as an inducement award a one-time non-statutory stock option grant of 160 shares of Common Stock (as retrospectively adjusted for the Reverse Stock Splits). The option award will vest as follows: 25% upon initiation of a Phase 3 trial (the “Trial”); 25% upon database lock of the Trial; 25% upon acceptance for review of an Investigational New Drug Application; and 25% upon approval from the FDA. The option grant has a 10-year term and an exercise price of $2,848 per share.

The Rich Employment Agreement is effective for a one-year term, and automatically renews for additional one-year terms, unless terminated in advance of renewal or either party gives notice at least 90 days prior to the end of the then-current term of an intention not to renew. If Dr. Rich is terminated without “cause”, if he terminates his employment for “good reason, or if we elect not to renew the Rich Employment Agreement, Dr. Rich would be entitled to receive (i) one-year of his then current base salary, (ii) a pro-rated amount of the annual bonus that he would have received had 100% of goals been achieved, (iii) acceleration of vesting of all outstanding equity-based compensation awards held by Dr. Rich, and (iv) one-year of COBRA reimbursements or benefits payments, as applicable. Dr. Rich’s entitlement to these payments is conditioned upon execution of a release of claims.

For purposes of the Rich Employment Agreement: (i) “cause” includes (1) a willful material breach of the Rich Employment Agreement by Dr. Rich, (2) material misappropriation of Company property, (3) material failure to comply with our policies, (4) abuse of illegal drugs or abuse of alcohol in a manner that materially interferes with the performance of his duties, (5) dishonest or illegal action that is materially detrimental to the Company, and (6) failure to disclose material conflicts of interest; and (ii) “good reason” includes (1) a material reduction in base salary, (2) a material reduction of his authority, duties or responsibility, or (3) a material breach of the Rich Employment Agreement by the Company.

Eliot M. Lurier

We entered into a consulting agreement with Danforth, dated October 14, 2021, providing for the engagement of Mr. Lurier, a consultant with Danforth, as Interim Chief Financial Officer of the Company (the “Danforth Consulting Agreement”). Pursuant to the Danforth Consulting Agreement, Mr. Lurier was responsible for the Company’s accounting and finance functions and served as our principal financial officer and principal accounting officer. Mr. Lurier provided services to the Company under the Danforth Consulting Agreement as an independent contractor. The Danforth Consulting Agreement may be terminated by us or Danforth (i) with “Cause”, immediately upon written notice to the other party or (ii) without Cause upon 30 days prior written notice to the other party. Pursuant to the Danforth Consulting Agreement, Danforth received cash compensation at a rate of $416 per hour for Mr. Lurier’s services.

As of January 2024, our new Interim Chief Financial Officer, Mr. Hoffman will provide services to the Company as an independent contractor pursuant to the Company’s existing Danforth Consulting Agreement. Pursuant to the Danforth Consulting Agreement, Danforth will receive cash compensation at a rate of $416 per hour for Mr. Hoffman’s services, which rate may be increased by up to 4% annually.

For purposes of the Danforth Consulting Agreement, “Cause” is a material breach of the terms of the Danforth Consulting Agreement which, if curable, is not cured within 10 days of written notice of such default, or the commission of any act of fraud, embezzlement or deliberate disregard of a rule or policy of the Company.

Outstanding Equity Awards

The following table provides information about outstanding equity awards held by the NEOs as of December 31, 2023, as retrospectively adjusted for the Reverse Stock Splits.

Outstanding Equity Awards as of December 31, 2023

	Option Awards
Name and Principal Position	Number of securities underlying unexercised options (Exercisable)		Number of securities underlying unexercised options (Unexercisable)		Option exercise price	Option expiration date
	(#)		(#)		($/Sh)
Christopher T. Giordano	31		94	(1)	992	6/9/2032
President and Chief Executive Officer	80	(2)	80		3,152	7/6/2031

Stuart Rich	16		47	(3)	992	6/9/2032
Chief Medical Officer	40	(4)	120		2,848	1/15/2031

Eliot M. Lurier	-		-		-	-
Former Interim Chief Financial Officer

(1)

The option is exercisable as to one-fourth of the shares of Common Stock underlying the option on each of June 9, 2023, June 9, 2024, June 9, 2025 and June 9, 2026, subject to Mr. Giordano’s continued employment.

(2)

The option is exercisable as to one-fourth of the shares of Common Stock underlying the option on each of July 6, 2022, July 6, 2023, July 6, 2024 and July 6, 2025, subject to Mr. Giordano’s continued employment.

(3)

The option is exercisable as to one-fourth of the shares of Common Stock underlying the option on each of June 9, 2023, June 9, 2024, June 9, 2025 and June 9, 2026, subject to Dr. Rich’s continued employment.

(4)

This option award is exercisable in four equal installments, with 25% vesting after the start of the Trial, 25% vesting after the database lock with respect to the Trial, 25% vesting after the opening of an Investigational New Drug Application with the FDA, and 25% vesting after the approval from the FDA, subject to Dr. Rich’s continued employment.

DIRECTOR COMPENSATION

During the fiscal year ended December 31, 2023, our non-employee directors were paid the following compensation for service on the Board of Directors and committees according to the policies established for director compensation by the Corporate Governance and Nominating Committee:

•	An annual director fee in each fiscal year of $45,000 ($75,000 for our Chairman of the Board of Directors), which is paid in equal quarterly installments on the first day of each fiscal quarter;
•

An annual Audit and Compliance Committee member fee in each fiscal year of $7,500 ($15,000 for our Audit and Compliance Committee Chair), which is paid in equal quarterly installments on the first day of each fiscal quarter;

•

An annual Compensation Committee member fee in each fiscal year of $5,000 ($10,000 for our Compensation Committee Chair), which is paid in equal quarterly installments on the first day of each fiscal quarter;

•

An annual Corporate Governance and Nominating Committee member fee in each fiscal year of $3,500 ($7,000 for our Corporate Governance and Nominating Committee Chair), which is paid in equal quarterly installments on the first day of each fiscal quarter;

•

If sufficient shares are available under our 2022 Stock Incentive Plan, an annual grant of 63 stock options (79 stock options in the initial year), which vest one-year after the grant date and are exercisable for a period of ten years, issued at the date of the annual meeting of stockholders each year (beginning in fiscal year 2024, the initial equity grant to new directors will vest over three years); and

•	Reimbursement of travel and related expenses for attending Board of Directors and committee meetings, as incurred.

The following table summarizes the compensation paid to non-employee directors for fiscal year ended December 31, 2023:

Director	Fees Earned or Paid in Cash	Option Awards (1)	Stock Awards	All Other Compensation	Total
	($)	($)	($)	($)	($)
Gerald T. Proehl (Chairman)	88,500	-	-	-	88,500
June Almenoff, MD, PhD	59,500	-	-	-	59,500
Michael Davidson, MD	57,500	-	-	-	57,500
Declan Doogan, MD	48,500	-	-	-	48,500
Robyn M. Hunter	65,000	-	-	-	65,000

(1)

Due to insufficient shares reserved under the 2022 Stock Incentive Plan, the Board determined not to issue an annual option grant to the directors. As of December 31, 2022, as retrospectively adjusted for the Reverse Stock Splits, our non-employee directors then serving on the Board of Directors held the following stock options: Mr. Proehl, 9; Dr. Almenoff, 8; Dr. Davidson, 8; Dr. Doogan, 8; and Ms. Hunter 4.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Plan category
Equity compensation plans approved by security holders:
2022 Stock Incentive Plan	331	$992.00	1,000

2016 Stock Incentive Plan, as amended	284	$3,251.77	--

Amended and Restated 1999 Amended Stock Plan, as amended	9	$86,108.74	--

Equity compensation plans not approved by security holders:

Plan for Employee Inducement Stock Option Grants	312	$3,008.00	--

Total	936	$3,140.29	1,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 20, 2024, the number and percentage of the outstanding shares of common stock that, according to the information supplied to us, were beneficially owned by (i) each person who is currently a director or a director nominee, (ii) our Named Executive Officers, (iii) all current directors and executive officers as a group and (iv) each person who, to our knowledge, is the beneficial owner of more than five percent of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Beneficial Owner Name and Address (1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class
Principal Stockholders
CVI Investments, Inc. (3) P.O. Box 309GT Ugland House South Church Street George Town, Grand Caman, KY1-1104 Cayman Islands	195,629	9.99%
Lind Global Fund II LP (4) 44 Madison Ave., Floor 41 New York, NY 10022	195,629	9.99%
S.H.N. Financial Investments Ltd.(5) Herzliya Hills Arik Einstein 3, Israel, 4610601	205,465	9.99%
Officers and Directors
June Almenoff, MD(6)	8	*
Michael Davidson, MD (7)	388	*
Declan Doogan, MD (8)	2,282	*
Christopher T. Giordano (9)	110	*
Lawrence R. Hoffman	--	*
Robyn M. Hunter(10)	4	*
Gerald T. Proehl (11)	10	*
Stuart Rich, MD (12)	2,711	*
All current officers and directors as a group (8 persons) (13)	5,513	*

* Less than 1%

(1)	Unless otherwise noted, all addresses are in care of Tenax Therapeutics, Inc. at 101 Glen Lennox Drive, Suite 300, Chapel Hill, North Carolina 27517.
(2)

Based upon 1,958,245 shares of common stock outstanding on March 20, 2024. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares that the person has the right to acquire within 60 days of March 20, 2024 through the exercise of any stock options, warrants or other rights or the conversion of preferred stock. Any shares that a person has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

59

(3)

Based in part on a Schedule 13G filed with the SEC on February 16, 2024. CVI Investments, Inc. and Heights Capital Management, Inc. (with CVI Investments, Inc., collectively “CVI”) have voting and dispositive power over 60,000 shares and up to 531,000 shares issuable upon the exercise of common warrants and 205,500 shares issuable upon the exercise of pre-funded warrants. Based upon Company records, CVI has exercised all of the pre-funded warrants. All of the pre-funded warrants held by CVI were subject to beneficial ownership limitations of 9.99%, which prohibited CVI from exercising any portion of any pre-funded warrant to the extent that, following such exercise, CVI’s ownership of the common stock would exceed the 9.99% beneficial ownership limitation. All of the common warrants held by CVI are subject to beneficial ownership limitations of 4.99%, which prohibit CVI from exercising any portion of any common warrant to the extent that, following such exercise, CVI’s ownership of the common stock would exceed the 4.99% beneficial ownership limitation. The beneficial ownership limitations, taken as a whole, cap CVI’s ownership in the common stock at 9.99% of the Company’s outstanding shares, other than to the extent CVI were to acquire additional shares on the open market. Consequently, CVI is not able to exercise all of its common warrants due to the aforementioned beneficial ownership limitations, which is reflected in the table above.

(4)

Based in part on a Schedule 13G filed with the SEC on February 15, 2024. Lind Global Fund II LP and Lind Global Partners II LLC (with Lind Global Fund II LP, collectively “Lind”) have voting and dispositive power over 70,000 shares and up to 442,480 shares issuable upon the exercise of common warrants and 151,240 shares issuable upon the exercise of pre-funded warrants. Based upon Company records, Lind has exercised all of the pre-funded warrants. All of the common warrants and pre-funded warrants held by Lind were or are subject to beneficial ownership limitations of 9.99%, which prohibit Lind from exercising any portion of any warrant to the extent that, following such exercise, Lind’s ownership of the common stock would exceed the beneficial ownership limitation. The beneficial ownership limitations, taken as a whole, cap Lind’s ownership in the common stock at 9.99% of the Company’s outstanding shares, other than to the extent Lind were to acquire additional shares on the open market. Consequently, Lind is not able to exercise all of its common warrants due to the aforementioned beneficial ownership limitations, which is reflected in the table above.

(5)

Based in part on a Schedule 13G filed with the SEC on February 20, 2024. S.H.N Financial Investments Ltd. (“S.H.N.”) has voting and dispositive power over 70,000 shares and up to 354,000 shares issuable upon the exercise of common warrants and 107,000 shares issuable upon the exercise of pre-funded warrants. S.H.N. has exercised all of the pre-funded warrants. All of the warrants held S.H.N. were or are subject to beneficial ownership limitations of 9.99%, which prohibit S.H.N. from exercising any portion of any warrant to the extent that, following such exercise, S.H.N.’s ownership of the common stock would exceed the beneficial ownership limitation. The beneficial ownership limitations, taken as a whole, cap S.H.N.’s ownership in the common stock at 9.99% of the Company’s outstanding shares, other than to the extent S.H.N. were to acquire additional shares on the open market. Consequently, S.H.N. is not able to exercise all of its common warrants due to the aforementioned beneficial ownership limitations, which is reflected in the table above.

(6)	With respect to Dr. Almenoff, includes 8 shares of common stock subject to options that are vested or vesting within 60 days of March 20, 2024.
(7)	With respect to Dr. Davidson, includes 8 shares of common stock subject to options that are vested or vesting within 60 days of March 20, 2024.
(8)	With respect to Dr. Doogan, includes 8 shares of common stock subject to options that are vested or vesting within 60 days of March 20, 2024.
(9)	With respect to Mr. Giordano, consists of 110 shares of common stock subject to options that are vested or vesting within 60 days of March 20, 2024.
(10)	With respect to Ms. Hunter, consists of 4 shares of common stock subject to options that are vested or vesting within 60 days of March 20, 2024.
(11)	With respect to Mr. Proehl, includes 9 shares of common stock subject to options that are vested or vesting within 60 days of March 20, 2024.
(12)

With respect to Dr. Rich, includes (i) 56 shares of common stock subject to options that are vested or vesting within 60 days of March 20, 2024, (ii) 1,194 shares of common stock held by the Andrea Rich 2021 Irrevocable Trust of which Dr. Rich is a co-trustee and (iii) 1,194 shares of common stock held by the Stuart Rich 2022 Irrevocable Trust of which Dr. Rich is special asset advisor.

(13)	With respect to all current officers and directors as a group, includes 203 shares of common stock subject to options that are vested or vesting within 60 days of March 20, 2024.

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions Policy and Procedures

The Board of Directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, in which the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit and Compliance Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. Notwithstanding anything therein to the contrary, the policy is to be interpreted only in such a manner as to comply with Item 404 of Regulation S-K.

Certain Related Person Transactions

Described below is each transaction occurring since January 1, 2022, and any currently proposed transaction to which we were or are to be a participant, respectively, and in which:

•	The amounts involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years; and

•

Any person (i) who since January 1, 2022 served as a director or executive officer of the Company or any member of such person’s immediate family that had or will have a direct or indirect material interest, other than compensation, termination and change of control arrangements that are described under the section titled “Executive Compensation” or (ii) who, at the time when a transaction in which such person had a direct or indirect material interest occurred or existed, was a beneficial owner of more than 5% of our outstanding Common Stock or any member of such person’s immediate family.

Each such transaction is approved pursuant to our related transaction policy.

May 2022 Private Placement (the “May 2022 Offering”)

On May 17, 2022, we entered into a securities purchase agreement with then-affiliate Armistice Capital, LLC, pursuant to which we agreed to sell and issue to the investor 6,623 units in a private placement at a purchase price of $1,240 per unit. Each unit consisted of (i) one unregistered pre-funded warrant to purchase one share of our Common Stock and (ii) one unregistered warrant to purchase one share of Common Stock, at an exercise price of $1,008 per share with a term of five and a half years, (together with the pre-funded warrants, the “2022 Warrants”). The net proceeds from the May 2022 Offering, after direct offering expenses, were approximately $7.9 million.

Additionally, in connection with the May 2022 Offering, we entered into a warrant amendment agreement with Armistice, in consideration for Armistice’s purchase of units in the May 2022 Offering, pursuant to which we agreed to amend certain previously issued warrants held by Armistice.

Also, on May 17, 2022, and in connection with the May 2022 Offering, the Company entered into a registration rights agreement with Armistice, pursuant to which the Company agreed to register for resale the shares of Common Stock issuable upon exercise of the 2022 Warrants within 120 days following the effective date of the May 2022 registration rights agreement. Pursuant to the May 2022 registration rights agreement, on May 25, 2022, the Company filed a resale registration statement on Form S-3, which went effective on June 3, 2022.

This description of the May 2022 Offering has been retrospectively adjusted for the Reverse Stock Splits.

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

ii.	Financial Statement Schedules:

None.

iii.	Exhibit Index

The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Agreement and Plan of Merger between Synthetic Blood International, Inc. and Oxygen Biotherapeutics, Inc. dated April 28, 2008.	8-K	002-31909	2.01	June 30, 2008

2.2	Asset Purchase Agreement by and between Oxygen Biotherapeutics, Inc., Life Newco, Inc., Phyxius Pharma, Inc., and the stockholders of Phyxius Pharma, Inc. dated October 21, 2013.	8-K	001-34600	2.1	October 25, 2013

2.3	Agreement and Plan of Merger among PHPrecisionMed Inc., Tenax Therapeutics, Inc., Life Newco II, Inc., and Dr. Stuart Rich dated January 15, 2021.	8-K	001-34600	2.1	January 19, 2021

3.1.1	Certificate of Incorporation of Oxygen Biotherapeutics, Inc., dated April 17, 2008.	8-K	002-31909	3.01	June 30, 2008

3.1.2	Certificate of Amendment of the Certificate of Incorporation, effective November 9, 2009.	8-K	002-31909	3.1	November 13, 2009

3.1.3	Certificate of Amendment of the Certificate of Incorporation, effective May 10, 2013.	8-K	001-34600	3.1	May 15, 2013

3.1.4	Certificate of Amendment of the Certificate of Incorporation, effective September 19, 2014.	10-Q	001-34600	3.4	December 15, 2014

3.1.5	Certificate of Amendment of the Certificate of Incorporation, effective February 23, 2018.	8-K	001-34600	3.1	February 23, 2018

3.2	Certificate of Designation of Series A Convertible Preferred Stock, dated December 10, 2018.	8-K	001-34600	4.1	December 11, 2018

3.3	Certificate of Designation of Series B Convertible Preferred Stock, dated January 15, 2021.	8-K	001-34600	4.1	January 19, 2021

3.4	Fourth Amended and Restated Bylaws.	10-Q	001-34600	3.1	August 15, 2023

4.1	Specimen Stock Certificate.	10-K	001-34600	4.1	July 23, 2010

4.2	Representative’s Warrant to Purchase Shares of Common Stock, dated December 11, 2018.	8-K	001-34600	4.2	December 11, 2018

4.3	Form of Warrant to Purchase Shares of Common Stock, dated December 11, 2018.	8-K	001-34600	4.3	December 11, 2018

4.4	Warrant Agency Agreement, dated December 11, 2018	8-K	001-34600	4.4	December 11, 2018

4.5	Form of Pre-Funded Warrant, dated March 13, 2020.	8-K	001-34600	4.1	March 13, 2020

4.6	Form of Unregistered Warrant, dated March 13, 2020.	8-K	001-34600	4.2	March 13, 2020

4.7	Form of Placement Agent Warrant, dated March 13, 2020.	8-K	001-34600	4.3	March 13, 2020

4.8	Form of Pre-Funded Warrant, dated July 6, 2020.	8-K	001-34600	4.1	July 8, 2020

4.9	Form of Unregistered Warrant, dated July 6, 2020.	8-K	001-34600	4.2	July 8, 2020

4.10	Form of Placement Agent Warrant, dated July 8, 2020.	8-K	001-34600	4.3	July 8, 2020

4.11	Form of Unregistered Pre-Funded Warrant, dated July 6, 2021.	8-K	001-34600	4.1	July 8, 2021

4.12	Form of Unregistered Warrant, dated July 6, 2021.	8-K	001-34600	4.2	July 8, 2021

4.13	Form of HCW Warrant, dated July 6, 2021.	8-K	001-34600	4.3	July 8, 2021

4.14	Form of Pre-Funded Warrant (2022)	8-K	001-34600	4.1	May 20, 2022

4.15	Form of Series E Common Stock Warrant (2022)	8-K	001-34600	4.2	May 20, 2022

4.16	Warrant Amendment Agreement, dated as of May 17, 2022, by and between the Company and the Investor	8-K	001-34600	4.3	May 20, 2022

4.17	Warrant Agency Agreement, dated February 3, 2023, by and between Tenax Therapeutics, Inc. and Direct Transfer LLC.	8-K	001-34600	4.1	February 7, 2023

4.18	Form of Pre-Funded Common Stock Purchase Warrant, dated February 3, 2023.	8-K	001-34600	4.2	February 7, 2023

4.19	Form of Common Stock Purchase Warrant, dated February 3, 2023.	8-K	001-34600	4.3	February 7, 2023

4.20	Description of Common Stock.	-	-	-	Filed herewith

10.1.1+	1999 Amended Stock Plan, as amended and restated June 17, 2008.	10-K	002-31909	10.15	August 13, 2008

10.1.2+	Amendment No. 1 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan.	10-K	001-34600	10.19	July 29, 2014

10.1.3+	Amendment No. 2 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan.	10-K	001-34600	10.20	July 29, 2014

10.1.4+	Form of Option issued to Executive Officers and Directors.	10-K	002-31909	10.5	August 13, 2004

10.1.5+	Form of Option issued to Employees.	10-K	002-31909	10.6	August 13, 2004

10.1.6+	Form of Option Agreement with Form of Notice of Grant.	10-K	001-34600	10.9	March 16, 2017

10.2.1	Lease Agreement for North Carolina Corporate Office.	10-Q	001-34600	10.6	March 21, 2011

10.2.2	First Amendment to Lease Agreement for North Carolina Corporate Office.	10-K	001-34600	10.74	March 14, 2016

10.2.3	Lease Termination Agreement for North Carolina Corporate Office.	8-K	001-34600	10.1	February 10, 2023

10.3+	Form of Indemnification Agreement.	10-K	001-34600	10.36	July 15, 2011

10.4.1*	License Agreement dated September 20, 2013 by and between Phyxius Pharma, Inc. and Orion Corporation.	10-Q	001-34600	10.3	March 17, 2014

10.4.2*	Amendment to License Agreement, dated as of October 9, 2020, by and between Tenax Therapeutics, Inc. and Orion Corporation.	8-K	001-34600	10.1	October 15, 2020

10.4.3*	Amendment to the License Agreement of September 20, 2013, by and between Tenax Therapeutics, Inc. and Orion Corporation, dated as of January 25, 2022.	8-K	001-34600	10.1	January 28, 2022

10.5+	Description of Non-Employee Director Compensation, effective June 15, 2015.	10-Q	001-34600	10.1	September 9, 2015

10.6.1+	2016 Stock Incentive Plan.	10-Q	001-34600	10.1	August 9, 2016

10.6.2+	Amendment No. 1 to 2016 Stock Incentive Plan.	10-Q	001-34600	10.1	August 14, 2019

10.6.3+	Amendment No. 2 to 2016 Stock Incentive Plan.	10-Q	001-34600	10.1	August 16, 2021

10.6.4+	Form of Option issued to Non-Employee Directors under 2016 Stock Incentive Plan.	10-Q	001-34600	10.2	August 14, 2018

10.6.5+	Form of Option issued to Employees and Contractors under 2016 Stock Incentive Plan.	10-Q	001-34600	10.3	August 14, 2018

10.6.6+	Form of Incentive Stock Option Agreement under 2016 Stock Incentive Plan.	10-Q	001-34600	10.4	August 14, 2018

10.7	Form of Securities Purchase Agreement, dated as of March 11, 2020, by and between Tenax Therapeutics, Inc. and the investor identified on the signature page thereto.	8-K	001-34600	10.1	March 13, 2020

10.8	Form of Securities Purchase Agreement for Class C Units and Class D Units, dated as of July 6, 2020, by and between Tenax Therapeutics, Inc. and the Investor.	8-K	001-34600	10.1	July 8, 2020

10.9	Form of Securities Purchase Agreement for Class E Units and Class F Units, dated as of July 6, 2020, by and between Tenax Therapeutics, Inc. and the Investor.	8-K	001-34600	10.2	July 8, 2020

10.10	Form of Registration Rights Agreement, dated as of July 6, 2020, by and between Tenax Therapeutics, Inc. and the Investor.	8-K	001-34600	10.3	July 8, 2020

10.11+	Executive Employment Agreement with Dr. Stuart Rich dated January 15, 2021.	8-K	001-34600	10.1	January 19, 2021

10.12	Securities Purchase Agreement for Unregistered Pre-Funded Warrant, dated as of July 6, 2021 by and between Tenax Therapeutics, Inc. and the Investor.	8-K	001-34600	10.1	July 8, 2021

10.13	Registration Rights Agreement, dated July 6, 2021, by and between Tenax Therapeutics, Inc. and the Investor.	8-K	001-34600	10.2	July 8, 2021

10.14+	Executive Employment Agreement dated July 6, 2021, by and between Tenax Therapeutics, Inc. and Christopher T. Giordano.	8-K	001-34600	10.4	July 8, 2021

10.15+	Plan for Employee Inducement Stock Options adopted July 6, 2021 with Form of Stock Option Agreement.	8-K	001-34600	10.5	July 8, 2021

10.16 +*	Consulting Agreement dated October 14, 2021, by and between Tenax Therapeutics, Inc. and Danforth Advisors, LLC.	10-K	001-34600	10.20	March 29, 2022

10.17	Securities Purchase Agreement for Units, dated as of May 17, 2022, by and between the Company and the Investor.	8-K	001-34600	10.1	May 20, 2022

10.18	Registration Rights Agreement, dated as of May 17, 2022, by and between the Company and the Investor.	8-K	001-34600	10.2	May 20, 2022

10.19+	Tenax Therapeutics, Inc. 2022 Stock Incentive Plan.	8-K	001-34600	10.1	June 10, 2022

10.20+	Form of Tenax Therapeutics, Inc. Notice of Stock Option Grant and Award Agreement.	8-K	001-34600	10.2	June 10, 2022

10.21	Waiver dated June 13, 2022.	8-K	001-34600	10.1	June 16, 2022

10.22	Placement Agency Agreement, dated as of February 3, 2023, by and between Tenax Therapeutics, Inc. and Roth Capital Partners, LLC.	8-K	001-34600	10.1	February 7, 2023

10.23	Form of Securities Purchase Agreement by and between Tenax Therapeutics, Inc. and the purchasers named therein.	8-K	001-34600	10.2	February 7, 2023

10.24	Form of Leak-Out Agreement by and between Tenax Therapeutics, Inc. and the purchasers named therein.	8-K	001-34600	10.3	February 7, 2023

21.1	List of Subsidiaries of Registrant.	10-K	001-34600	21.1	March 31, 2023

23.1	Consent of Independent Registered Public Accounting Firm.	-	-	-	Filed herewith

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	Furnished herewith

32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	Furnished herewith

97.1	Tenax Therapeutics, Inc. Compensation Recovery Policy, adopted September 20, 2023	-	-	-	Filed herewith

101.INS	XBRL Instance Document.	-	-	-	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed herewith

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

Date: March 28, 2024	TENAX THERAPEUTICS, INC.
	By:	/s/ Lawrence R. Hoffman
Lawrence R. Hoffman Interim Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher T. Giordano	President and Chief Executive Officer and Director	March 28, 2024
Christopher T. Giordano	(Principal Executive Officer)

/s/ Lawrence R. Hoffman	Interim Chief Financial Officer	March 28, 2024
Lawrence R. Hoffman	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gerald Proehl	Chairman of the Board and Director	March 28, 2024
Gerald Proehl

/s/ June Almenoff, MD	Director	March 28, 2024
June Almenoff, MD

/s/ Michael Davidson, MD	Director	March 28, 2024
Michael Davidson, MD

/s/ Declan Doogan, MD	Director	March 28, 2024
Declan Doogan, MD

/s/ Robyn M. Hunter	Director	March 28, 2024
Robyn M. Hunter

/s/ Stuart Rich, MD	Director	March 28, 2024
Stuart Rich, MD

TENAX THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Tenax Therapeutics, Inc

Chapel Hill, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tenax Therapeutics, Inc and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

 Capital Raise Transaction Involving Equity Instruments

Description of Matter – As disclosed in Note E to the consolidated financial statements, the Company participated in a significant capital raise transaction during the year which involved the issuance of shares of the Company’s common stock, unregistered pre-funded warrants, and unregistered common stock warrants to purchase shares of the Company’s common stock. The accounting for the transaction was complex and a valuation of the freestanding warrants was required, which involved estimation of the fair value, and evaluation of the appropriate classification of both the pre-funded warrants and common stock warrants in the consolidated financial statements.

How We Addressed the Matter in Our Audit – Our audit procedures included the following:

•	We obtained an understanding of the internal controls and processes in place over management’s process for recording transactions involving equity instruments.

•	We obtained and read the underlying agreements.

•	We confirmed shares outstanding with the stock transfer agent as of December 31, 2023.

•	We verified proper approval of equity transactions by the Board of Directors.

•	We evaluated the Company’s selection of the valuation methodology and significant assumptions used by the Company and evaluated the completeness and accuracy of the underlying data supporting the significant assumptions.

•	Specifically, when assessing the key assumptions, we evaluated the appropriateness of the Company’s estimates of its credit risk, volatility, dividend yield, and the market risk free rate.

•	We tested management’s application of the relevant accounting guidance.

Prepaid or Accrued Clinical Trial Expenses

Description of Matter – The Company’s total prepaid expenses and other current assets totaled $1.9 million, which included amounts in advance of services incurred pursuant to clinical trials in the amount of approximately $1.1 million.

As discussed in Note B to the consolidated financial statements, when the third party contract research organization and other vendor billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those vendors, including personnel costs, allocated facility costs, lab supplies, outside services, contract laboratory costs related to manufacturing drug product, clinical trials, and preclinical studies costs incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period, past history for related activities, and the expected duration of the vendor service contract, where applicable. Payments for these activities are based on the terms of the individual arrangements and may result in payment terms that differ from the pattern of costs incurred. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the clinical expense.

Auditing the Company’s prepaid or accrued clinical trial expenses is especially challenging due to the large volume of information received from multiple vendors that perform services on the Company’s behalf. While the Company’s estimates of prepaid or accrued clinical trial expenses are primarily based on information received related to each study from its vendors, the Company may need to make an estimate for additional costs incurred. Additionally, due to the long duration of clinical trials and the timing of invoicing received from vendors, the actual amounts incurred are not typically known at the time the financial statements are issued.

How We Addressed the Matter in Our Audit – Our audit procedures included, among others, the following:

•	Obtained an understanding of the internal controls and processes in place over the Company’s process used in determining the existence and completeness of prepaid or accrued clinical trial expenses.

•	Tested the accuracy and completeness of the underlying data used in determining the prepaid or accrued clinical trial expenses and evaluating the assumptions and estimates used by management to adjust the actual information received. We corroborated the schedules of the underlying data used in the accrual calculation with the Company’s third party contract research organization who oversees the clinical trials. To evaluate the completeness any required accrual, we also tested subsequent invoices received to assess the impact to the accrual.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2009.

Raleigh, North Carolina

March 28, 2024

TENAX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$9,792,130	$2,123,682
Prepaid expenses	1,639,797	738,927
Other current assets	251,583	345,856
Total current assets	11,683,510	3,208,465
Right of use asset	-	179,503
Property and equipment, net	-	7,189
Other assets	1,117	9,552
Total assets	$11,684,627	$3,404,709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,073,149	$448,425
Accrued liabilities	1,012,468	775,045
Note Payable	500,903	624,302
Total current liabilities	3,586,520	1,847,772
Long term liabilities
Lease liability	-	64,196
Total long term liabilities	-	64,196
Total liabilities	3,586,520	1,911,968

Commitments and contingencies; See Note F
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares; See Note E
Series A Preferred stock, par value $0.0001, issued 5,181,346 shares; outstanding 210, as of December 31, 2023 and December 31, 2022, respectively	-	-
Common stock, par value $0.0001 per share; authorized 400,000,000 shares; issued and outstanding 298,281 as of December 31, 2023 and 28,648 as of December 31, 2022	30	3
Additional paid-in capital	305,350,830	291,034,818
Accumulated deficit	(297,252,753)	(289,542,080)
Total stockholders’ equity	8,098,107	1,492,741
Total liabilities and stockholders' equity	$11,684,627	$3,404,709

The accompanying notes are an integral part of these Consolidated Financial Statements

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	The year ended December 31,
	2023	2022

Operating expenses
General and administrative	$5,005,135	$5,675,231
Research and development	3,228,806	5,377,412
Total operating expenses	8,233,941	11,052,643

Net operating loss	8,233,941	11,052,643

Interest expense	23,967	4,443
Other income, net	(547,235)	(9,191)
Net loss	$7,710,673	$11,047,895

Total comprehensive loss	$7,710,673	$11,047,895

Net loss per share, basic and diluted	$(31.04)	$(600.71)
Weighted average number of common shares outstanding, basic and diluted	248,447	18,391

The accompanying notes are an integral part of these Consolidated Financial Statements

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	stockholders' equity

Balance at December 31, 2021	210	$-	15,754	$2	$282,738,851	$(278,494,185)	$4,244,668
Pre-funded warrants and warrants sold, net of offering costs					7,930,653		7,930,653
Exercise of pre-funded warrants			12,893	1			1
Compensation on options issued					365,314		365,314
Net loss						(11,047,895)	(11,047,895)
Balance at December 31, 2022	210	$-	28,647	$3	$291,034,818	$(289,542,080)	$1,492,741
Public offering sale of common stock and warrants			86,994	9	13,897,203		13,897,212
Offering costs					(282,647)		(282,647)
Exercise of pre-funded warrants for cash			18,076	2	511,309		511,311
Exercise of pre-funded warrants, cashless			3,259	-	-		-
Exercise of warrants, cashless			161,131	16	(16)		-
Stock split and fractional shares issued			174		(687)		(687)
Compensation on options issued					190,850		190,850
Net loss						(7,710,673)	(7,710,673)
Balance at December 31, 2023	210	$-	298,281	$30	$305,350,830	$(297,252,753)	$8,098,107

The accompanying notes are an integral part of these Consolidated Financial Statements

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,710,673)	$(11,047,895)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,570	5,143
Interest on debt instrument	23,967	4,443
Amortization of right of use asset	-	108,189
(Gain)/Loss on sale of equipment	1,125	(2,901)
Issuance and vesting of compensatory stock options and warrants	190,850	365,314
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(305,694)	(356,520)
Accounts payable and accrued liabilities	1,889,323	(344,951)
Long term portion of lease liability	-	(119,393)
Net cash used in operating activities	(5,903,532)	(11,388,571)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale/(purchase) of property and equipment	2,843	(2,323)
Net cash (used in) provided by investing activities	2,843	(2,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of warrants and pre-funded warrants, net of issuance costs	14,192,278	7,928,591
Proceeds from the exercise of warrants	1,161	2,063
Payments on short-term note	(624,302)	-
Net cash provided by financing activities	13,569,137	7,930,654

Net change in cash and cash equivalents	7,668,448	(3,460,240)
Cash and cash equivalents, beginning of period	2,123,682	5,583,922
Cash and cash equivalents, end of period	$9,792,130	$2,123,682

Non-cash operating activity
Addition to prepaids for insurance premium	$(500,903)	$(624,302)

Non-cash financing activity
Addition to notes payable for financing insurance premium	$500,903	$624,302

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

On November 13, 2013, the Company, through its wholly-owned subsidiary, Life Newco, Inc., a Delaware corporation, acquired certain assets of Phyxius Pharma, Inc., a Delaware corporation (“Phyxius”) pursuant to an Asset Purchase Agreement dated October 21, 2013 (the “Asset Purchase Agreement”), by and among the Company, Life Newco, Phyxius and the stockholders of Phyxius. Among these assets was a license with Orion Corporation (as amended, the “License”), a global healthcare company incorporated under the laws of Finland (“Orion”) for the exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada. On October 9, 2020 and January 25, 2022, the Company entered into an amendment to the License to include in the scope of the License two new oral product formulations containing levosimendan, in capsule and solid dosage form (TNX-103), and a subcutaneously administered dosage form (TNX-102), subject to specified limitations (together, the “Product”). In February 2024, the Company entered into an additional amendment to the License, providing global rights to oral and subcutaneous formulations of levosimendan used in the treatment of PH-HFpEF, revising the royalty structure, lowering the royalty rates, modifying milestones associated with certain regulatory and commercial achievements, and excluding from the Company’s right of first negotiation the right to commercialize new applications of levosimendan for neurological diseases and disorders developed by Orion. Pursuant to the License, the Company and Orion will agree to a new trademark when commercializing levosimendan in either of these forms. The term of the License has been extended until 10 years after the launch of the Product in the territory, provided that the License will continue after the end of the term in each country in the territory until the expiration of Orion’s patent rights in the Product in such country. In the event that no regulatory approval for the Product has been granted in the United States on or before September 20, 2030, however, either party will have the right to terminate the License with immediate effect. The Company intends to conduct two upcoming Phase 3 studies in pulmonary hypertension patients utilizing one of these oral formulations. See “Note–F - Commitments and Contingencies” below for a further discussion of the License.

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

Going Concern

Management believes the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $297,252,753 and $289,542,080 on December 31, 2023 and 2022, respectively, and used cash in operations of $5,903,532 and $11,388,571 during the years ended December 31, 2023 and 2022, respectively. The Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying December 31, 2023 balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Reverse Stock Splits

The Company has adjusted the financial statements to reflect that on January 2, 2024, we effected a 1-for-80 reverse stock split (the “Reverse Stock Split”).  The Company has also adjusted the financial statements to reflect that on January 4, 2023, we effected a 1-for-20 reverse stock split (the “Prior Reverse Stock Split”, together with the Reverse Stock Split, the “Reverse Stock Splits”). The Reverse Stock Splits did not change the number of authorized shares of capital stock or cause an adjustment to the par value of our capital stock. Pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under our outstanding stock options and warrants. The number of shares authorized for issuance pursuant to our equity incentive plans have also been adjusted proportionately to reflect the Reverse Stock Splits.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity date of three months or less, when acquired, to be cash equivalents.

Cash Concentration Risk

The Federal Deposit Insurance Corporation (the “FDIC”) insurance limits are $250,000 per depositor per insured bank. The Company had cash balances of $2,383,498 and $1,877,589 uninsured by the FDIC as of December 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

The Company has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. The Company had total current assets of approximately $11.7 million and $3.2 million and working capital of $8.1 million and $1.4 million as of December 31, 2023 and 2022, respectively.

The Company’s cash resources were approximately $9.8 million as of December 31, 2023, compared to cash resources of approximately $2.1 million as of December 31, 2022.

The Company expects to continue to incur expenses related to the development of levosimendan for pulmonary hypertension and other potential indications and, over the long term, imatinib for PAH, as well as identifying and developing other potential product candidates. Based on its resources on December 31, 2023, the Company believes that it has sufficient capital to fund its planned operations through 2024. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company will continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot provide assurance that it will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs.

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

Maintenance and repairs are expensed as incurred, and improvements to leased facilities and equipment are capitalized.

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

The Company accounts for equity instruments issued to non-employees in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Board (“ASC”) 505-50, Equity-Based Payments to Non-Employees. The Company records equity instruments at their fair value on the measurement date and periodically adjust them as the underlying equity instruments vest.

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

	Year ended December 31,
	2023	2022

Warrants to purchase common stock	19,694	19,703
Pre-funded warrants to purchase common stock	-	-
Options to purchase common stock	936	968
Convertible preferred shares outstanding	210	210

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

Recent Accounting Pronouncements

In June 2016, the FASB issued an accounting standard update, ASU-2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that amends how credit losses are measured and reported for certain financial instruments that are not accounted for at fair value through net income. This standard requires that credit losses be presented as an allowance rather than as a write-down for available-for-sale debt securities and will be effective for interim and annual reporting periods beginning January 1, 2023, with early adoption permitted. We adopted this standard on January 1, 2023. Our adoption of the new guidance did not have a significant impact on our consolidated financial statements.

Fair Value

The Company determines the fair value of its financial assets and liabilities in accordance with ASC 820, Fair Value Measurements. The Company’s balance sheet includes the following financial instruments: cash and cash equivalents, investments in marketable securities and short-term notes payable. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation.  These reclassifications had no effect on the financial position or reported results of operations for the periods presented.  An adjustment has been made to the Consolidated Statements of Cash Flows for fiscal year ended December 31, 2022, to identify the non-cash expense related to a financing arrangement for prepaid insurance and notes payable amount of $624,302.  This change in classification affects previously reported cash flows from operating activities and cash flows from financing activities.

NOTE C—BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment primarily consist of office furniture and fixtures.

Depreciation and amortization expense were $7,570 and $5,143 for the years ended December 31, 2023 and 2022, respectively.

Accrued liabilities

Accrued liabilities consist of the following:

	December 31, 2023	December 31, 2022
Operating costs	$236,878	$245,391
Lease liability	-	119,393
Employee related	775,590	410,261
	$1,012,468	$775,045

NOTE D—NOTE PAYABLE

Premium Finance Agreement

On December 31, 2023, the Company executed a premium finance agreement with Premium Funding Associates, Inc. The agreement financed the Company’s Directors and Officers Insurance Policy as well as the Errors and Omissions policy. The total amount financed was $548,750. The Company paid a down payment of $47,847 at execution leaving a balance of $500,903 payable in monthly installments of $47,847 through December 1, 2024. The agreement has an interest rate of 9.95%.

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

NOTE E—STOCKHOLDERS’ EQUITY

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

Series A Stock

On December 11, 2018, the Company closed its underwritten offering of 5,181,346 units for net proceeds of approximately $9.0 million (the “2018 Offering”). Each unit consisted of (i) one share of the Company’s Series A convertible preferred stock, par value $0.0001 per share (the “Series A Stock”), (ii) a two-year warrant to purchase 1/1600th of a share of common stock at an exercise price of $1.93, and (iii) a five-year warrant to purchase 1/1600th of a share of common stock at an exercise price of $1.93. In accordance with ASC 480, Distinguishing Liabilities from Equity, the estimated fair value of $1,800,016 for the beneficial conversion feature was recognized as a deemed dividend on the Series A Stock during the year ended December 31, 2018.

As of December 31, 2023, and 2022 there were 210 shares of Series A Stock outstanding convertible into one share of common stock.

Common Stock and Pre-Funded Warrants

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of December 31, 2023, and December 31, 2022, there were 298,281 and 28,648 shares of common stock issued and outstanding, respectively.

February 2023 Registered Public Offering (the “February 2023 Offering”)

On February 3, 2023, the Company entered into a securities purchase agreement with certain purchasers for the purchase and sale, in a registered public offering by the Company of (i) an aggregate of 86,994 shares of its common stock, and pre-funded warrants to purchase an aggregate of 21,341 shares of common stock and (ii) accompanying warrants to purchase up to an aggregate of 216,667 shares of its common stock at a combined offering price of $144 per share of common stock and associated common warrant, or $143.92 per pre-funded warrant and associated common warrant, resulting in gross proceeds of approximately $15.6 million. The net proceeds of the February 2023 Offering after deducting placement agent fees and direct offering expenses were approximately $14.1 million. The fair value allocated to the common stock, pre-funded warrants and warrants was $5.0 million, $1.2 million and $9.4 million, respectively.

May 2022 Private Placement (the “May 2022 Offering”)

On May 17, 2022, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to sell and issue to the investor 6,623 units in a private placement at a purchase price of $1,240 per unit. Each unit consisted of (i) one unregistered pre-funded warrant to purchase one share of common stock and (ii) one unregistered warrant to purchase one share of common stock (together with the pre-funded warrants, the “2022 Warrants”). In the aggregate, 13,246 shares of the Company’s common stock are underlying the 2022 Warrants. The net proceeds from the private placement, after direct offering expenses, were approximately $7.9 million. The fair value allocated to the pre-funded warrants and warrants was $4.2 million and $3.8 million, respectively.

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

Additionally, in connection with the May 2022 Offering, the Company entered into a warrant amendment agreement with the investor, in consideration for the investor’s purchase of units in the May 2022 Offering, pursuant to which the Company agreed to amend certain previously issued warrants held by the investor.

Warrants

During the year ended December 31, 2023, the Company received approximately $511 and issued 21,335 shares of common stock upon the exercise of previously outstanding pre-funded warrants issued in connection with the Company’s February 7, 2023 offering.

During the year ended December 31, 2023, the Company issued 161,306 shares of common stock upon the alternative cashless exercise of previously outstanding warrants issued in connection with the Company’s February 7, 2023 offering.

During the year ended December 31, 2022, the Company received approximately $526 and issued 3,288 shares of common stock upon the exercise of previously outstanding pre-funded warrants issued in connection with the Company’s July 2020 offering.

During the year ended December 31, 2022, the Company received approximately $477 and issued 2,984 shares of common stock upon the exercise of previously outstanding pre-funded warrants issued in connection with the Company’s July 2021 Offering.

During the year ended December 31, 2022, the Company received approximately $1,060 and issued 6,623 shares of common stock upon the exercise of previously outstanding pre-funded warrants issued in connection with the Company’s May 2022 Offering.

As of December 31, 2023, the Company has 19,694 warrants outstanding. The following table summarizes the Company’s warrant activity for the year ended December 31, 2022 and 2023:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2021	13,080	$2,323.10
Issued	6,623	1,008.00
Amended and restated	(5,754)	2,756.09
Amended and restated	5,754	1,008.00
Outstanding at December 31, 2022	19,703	$1,370.58
Issued	216,667	180.00
Exercised	(214,842)	180.00
Canceled	(1,834)	3,142.54
Outstanding at December 31, 2023	19,694	$1,095.27

February 2023 Warrants

As described above, as a part of the February 2023 Offering, the Company issued registered warrants to purchase 216,667 shares of its common stock at an exercise price of $180.00 per share and contractual term of five years. In accordance with ASC 815, Derivatives and Hedging, these warrants are classified as equity and their relative fair value of approximately $10.6 million was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

Remaining contractual term	5 Years
Risk free interest rate	2.23%
Expected dividends	-
Expected Volatility	105.69%

May 2022 Warrants

As described above, as a part of the May 2022 Offering, the Company issued unregistered warrants to purchase 6,623 shares of its common stock at an exercise price of $1,008.00 per share and contractual term of five and one-half years. The unregistered warrants were offered in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder. In accordance with ASC 815, Derivatives and Hedging, these warrants are classified as equity and their relative fair value of approximately $3.8 million was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock.

Stock Options

The following table summarizes all options outstanding as of December 31, 2023:

		Options Outstanding at December 31, 2023		Options Exercisable and Vested at December 31, 2023
Exercise Price		Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price
$992.00	$2,960.00	569	7.7	295	$1,872.06
$3,200.00	$16,960.00	47	6.0	47	$7,801.03
$66,240.00	$101,120.00	5	2.8	5	$71,190.16
$109,440.00	$180,800.00	3	0.7	3	$145,623.66
		624	7.5	350	$4,719.64

The following table summarizes options outstanding that have vested and are expected to vest based on options outstanding as of December 31, 2023:

	Number of Options	WA Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)

Vested	350	$4,719.64	$-	6.9
Vested & expected to vest	593	$3,299.59	$-	7.4

2022 Stock Incentive Plan

In June 2022, the Company adopted the 2022 Stock Incentive Plan (the “2022 Plan”). Under the 2022 Plan, with the approval of the Board’s Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. On June 9, 2022, the Company’s stockholders approved the 2022 Plan, which authorizes for issuance under the 2022 Plan a total of 688 shares of common stock. Upon approval by the stockholders, the 2022 Plan superseded and replaced the Tenax Therapeutics, Inc. 2016 Stock Incentive Plan, as amended (the “2016 Plan”) and all shares of common stock remaining authorized and available for issuance under the 2016 Plan and any shares subject to outstanding awards under the 2016 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares automatically become available for issuance under our 2022 Plan.

Shares Available for Grant
Balances, at December 31, 2021	-
Shares reserved under 2022 Plan	688
Shares rolled over from 2016 Plan	512
Options granted	(357)
Options cancelled/forfeited	127
Balances, at December 31, 2022	970
Options granted	-
Options cancelled/forfeited	30
Balances, at December 31, 2023	1,000

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

The following table summarizes the outstanding stock options under the 2022 Plan for the year ended December 31, 2023.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2021	-	$-
Options granted	357	$992.00
Options cancelled/forfeited	(5)	$992.00
Balances at December 31, 2022	352	$992.00
Options cancelled/forfeited	(21)	$992.00
Balances at December 31, 2023	331	$992.00

2016 Stock Incentive Plan

In June 2016, the Company adopted the 2016 Stock Incentive Plan (the “2016 Plan”). Under the 2016 Plan, with the approval of the Board’s Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. On June 16, 2016, the Company’s stockholders approved the 2016 Plan and authorized for issuance under the 2016 Plan a total of 94 shares of common stock. On June 13, 2019, the Company’s stockholders approved an amendment to the 2016 Plan which increased the number of shares of common stock authorized for issuance under the 2016 Plan to a total of 469 shares, up from 94 shares previously authorized.  On June 10, 2021, the Company’s stockholders approved an amendment to the 2016 Plan which increased the number of shares of common stock authorized for issuance under the 2016 Plan to a total of 938 shares, up from 469 shares previously authorized. In June 2022, the 2016 Plan was superseded and replaced by the 2022 Plan and no new awards will be granted under the 2016 Plan going forward. Any awards outstanding under the 2016 Plan on the date of approval of the 2022 Plan remain subject to the 2016 Plan. Upon approval of the 2022 Plan, all shares of common stock remaining authorized and available for issuance under the 2016 Plan and any shares subject to outstanding awards under the 2016 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares automatically become available for issuance under our 2022 Plan.

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

The following table summarizes the outstanding stock options under the 2016 Plan for the year ended December 31, 2023.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2021	415	$3,040.00
Options cancelled/forfeited	(122)	$2,593.60
Balances at December 31, 2022	293	$3,210.40
Options cancelled/forfeited	(9)	$1,888.00
Balances at December 31, 2023	284	$3,251.77

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company used the following assumptions to estimate the fair value of options granted under the 2016 Plan for the years ended December 31, 2022.  The Company had no option issuances under the 2016 plan during the year ending December 31, 2023.

For the year ended December 31,
2022
Risk-free interest rate (weighted average)	3.08%
Expected volatility (weighted average)	102.01%
Expected term (in years)	7.0
Expected dividend yield	0.00%

Risk-Free Interest Rate	The risk-free interest rate assumption was based on U.S. Treasury instruments with a term that is consistent with the expected term of the Company’s stock options.
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
Forfeitures

As stock-based compensation expense recognized in the statement of operations for the years ended December 31, 2023 and 2022 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on the Company’s historical experience.

The Company recorded compensation expense for these stock options grants of $116,089 and $223,277 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, there were unrecognized compensation costs of approximately $73,701 related to non-vested stock option awards under the 2022 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.42 years.

1999 Stock Plan

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “1999 Plan”). Under the 1999 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company could grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. On March 13, 2014, the Company’s stockholders approved an amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 125 shares, up from 10 previously authorized. On September 15, 2015, the Company’s stockholders approved an additional amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 157 shares, up from 125 previously authorized. The 1999 Plan expired on June 17, 2018 and no new grants may be made under that plan after that date. However, unexpired awards granted under the 1999 Plan remain outstanding and subject to the terms of the 1999 Plan.

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

The following table summarizes the outstanding stock options under the 1999 Plan for the years ended December 31, 2023 and 2022:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balances at December 31, 2021	23	$67,616.00
Options cancelled	(11)	$44,667.20
Balances at December 31, 2022	12	$89,820.00
Options cancelled	(3)	$100,165.31
Balances at December 31, 2023	9	$86,108.80	$-

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company had no compensation expense for stock options grants for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, there were no unrecognized compensation costs related to non-vested stock option awards under the 1999 Plan.

In connection with the retirement of the Company’s former Chief Executive Officer (“CEO”), effective July 13, 2021 (the “Modification Date”), the Company modified the terms of the former CEO’s outstanding stock awards to: (1) accelerate the 1,906 unvested shares underlying his outstanding stock awards immediately as of the Modification Date and (2) extend the period during which his outstanding stock awards for an aggregate of 2,734 shares may be exercised through the earlier of the stock award’s original termination date or the five-year anniversary of the Modification Date.

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

Inducement Stock Options

The Company granted two employment inducement stock option awards, one for 63 shares of common stock and the other for 156 shares of common stock, to its new CEO on July 6, 2021.

The employment inducement stock option for 63 shares of common stock was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award was to vest as follows: 50% upon initiation of a Phase 3 trial for levosimendan by June 30, 2022; and 50% upon initiation of a Phase 3 trial for imatinib by June 30, 2022. The options had a 10-year term and an exercise price of $3,152.00 per share, the July 6, 2021 closing price of our common stock. As of December 31, 2022, none of the vesting milestones had been achieved and the options were subsequently cancelled. The estimated fair value of this inducement stock option award was $178,291 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.37%, dividend yield of 0%, volatility factor for our common stock of 103.50% and an expected life of 10 years.

The employment inducement stock option award for 156 shares of common stock also was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% on the one-year anniversary of the CEO’s employment start date and an additional 25% on each of the following three anniversaries of the CEO’s employment start date, subject to continued employment. The options have a 10-year term and an exercise price of $3,152 per share, the July 6, 2021 closing price of our common stock. As of December 31, 2023, half of the vesting milestones have been achieved.

The estimated fair value of this inducement stock option award was $403,180 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.13%, dividend yield of 0%, volatility factor for our common stock of 99.36% and an expected life of 7 years.

The Company granted an employment inducement stock option award for 156 shares of common stock to our Chief Medical Officer on January 15, 2021. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% upon initiation of a Phase 3 trial; 25% upon database lock; 25% upon acceptance for review of an investigational NDA; and 25% upon approval. The options have a 10-year term and an exercise price of $2,848 per share, the January 15, 2021 closing price of our common stock. As of December 31, 2023, one of the vesting milestones have been achieved. The estimated fair value of the inducement stock option award granted was $402,789 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 11%, dividend yield of 0%, volatility factor for our common stock of 103.94% and an expected life of 10 years.

Inducement stock option compensation expense totaled $74,761 for the year ended December 31, 2023. As of December 31, 2023, there was $356,685 of remaining unrecognized compensation expense related to these inducement stock options.

NOTE F—COMMITMENTS AND CONTINGENCIES

Operating Leases

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

The balance sheet classification of our lease liabilities was as follows:

	December 31, 2023	December 31, 2022
Current portion included in accrued liabilities	$-	$119,393
Long term lease liability	-	64,196
	$-	$183,589

The Company owns no real property. Beginning November 1, 2022, we maintain a membership providing dedicated office space, as well as shared services and shared space for meetings, catering, and other business activities, at our principal executive office relocated to 101 Glen Lennox Drive, Suite 300, Chapel Hill, North Carolina 27517.

The current rent is approximately $800 per month.

Simdax License Agreement

On November 13, 2013, the Company acquired, through its wholly-owned subsidiary, Life Newco, that certain License Agreement, dated September 20, 2013, as amended on October 9, 2020 and January 25, 2022, by and between Phyxius and Orion (as amended, the “License”), and that certain Side Letter, dated October 15, 2013 by and between Phyxius and Orion. On February 19, 2024, the Company and Orion entered into a further amendment to the license, which terms are described below under “Note I—Subsequent Events”.

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

As of December 31, 2023, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

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

For the years ended December 31, 2023 and 2022, the Company recorded $66,196 and $90,873 for matching contributions expense, respectively.

NOTE H—INCOME TAXES

The Company has not recorded any income tax expense (benefit) for the period ended December 31, 2023 due to its history of net operating losses.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 21% for the periods ended December 31, 2023 and December 31, 2022 is as follows:

	December 31,
	2023	2022
U.S. federal tax benefit at statutory rate	$(1,619,241)	$(2,320,057)
State income tax benefit, net of federal benefit	(33,357)	(218,196)
Stock compensation	43,148	79,090
Other nondeductible	428	-
Change in state tax rate	-	116,392
Expiration of NOL Carryforward	458,930	-
Federal and state net operating loss adjustments	909	423,066
Other, including effect of tax rate brackets	(7,152)	8,850
Change in realizability of IPR&D	-	-
Change in valuation allowance	1,156,336	1,910,855

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax assets are as follows:

	December 31,
Deferred Tax Assets	2023	2022
Net operating loss carryforwards	$36,835,386	$36,106,727
Accruals and other	307,305	300,353
Capitalized R&D	1,532,640	1,111,914
Contributions carryforwards	2,258	2,258
Valuation allowance	(38,677,587)	(37,521,252)
Net deferred tax assets	-	-
Deferred Tax Liabilities
Other liabilities	-	-
Net Deferred Tax Liabilities	$-	$-

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time that it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced. The net increase in the valuation allowance during 2023 was approximately $1.2 million.

As of December 31, 2023, the Company had Federal and State net operating loss carryforwards of approximately $166.7 million and $130.8 million available to offset future federal and state taxable income, respectively. Federal net operating losses of $120.7 million begin to expire in 2024, while the remaining $46.0 million carryforward indefinitely. State net operating losses begin to expire in 2024.

Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. The annual limitations may result in the expiration of the net operating losses before utilization.

We have U.S. federal net operating loss carryforwards, or NOLs, which expire in various years if not utilized. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not performed a formal study to determine whether any of our NOLs are subject to these limitations. We have recorded deferred tax assets for our NOLs and research and development credits and have recorded a full valuation allowance against these deferred tax assets. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition, and operating results in the event that we attain profitability.

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no uncertain tax positions as of December 31, 2023 and 2022.

The Company files U.S. and state income tax returns with varying statutes of limitations. The tax years 2004 and forward remain open to examination due to the carryover of unused net operating losses or tax credits.

NOTE I—SUBSEQUENT EVENTS

i.

The Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation, as amended (the “Certificate of Amendment”) with the Secretary of State of Delaware for the purpose of effecting the Reverse Stock Split of the outstanding shares of the Company’s common stock at a ratio of one share for every 80 shares outstanding, so that every 80 outstanding shares of common stock before the Reverse Stock Split represents one share of common stock after the Reverse Stock Split. The Reverse Stock Split was approved by the Company’s stockholders at the special meeting of stockholders held on November 30, 2023 and the Company’s Board of Directors approved the Certificate of Amendment with a 1-for-80 ratio on December 8, 2023. The Reverse Stock Split was effective at 5:00 p.m. on January 2, 2024.

ii.

On January 11, 2024, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) regarding compliance with Nasdaq Listing Rule 5550(a)(4) (the “Public Float Rule”) which requires the Company to have a minimum of 500,000 publicly held shares. The letter from Nasdaq indicated that according to its calculations, as of January 3, 2024, the day after the Company effected a 1-for-80 reverse split of its common stock, the Company no longer meets the requirements of the Rule. On February 22, 2024, the Company received written notification from the Nasdaq confirming that the Company had over 500,000 publicly held shares of its common stock and that as a result the Company had regained compliance with the Public Float Rule and that the matter was closed.

iii.

On January 18, 2024, the Company received written notification from Nasdaq confirming that the Company’s common stock had a closing price of $1.00 or greater for the ten consecutive trading days from January 3, 2024 to January 17, 2024 and that as a result the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2) and that the matter was closed.

iv.

On February 6, 2024, the Company received a notice of allowance from the United States Patent and Trademark Office (USPTO) of a patent with claims covering the use of TNX-103 (oral levosimendan), TNX-102 (subcutaneous levosimendan), TNX-101 (IV levosimendan), the active metabolites of levosimendan (OR1896 and OR18955) and various combinations of cardiovascular drugs with levosimendan when used to improve exercise performance in PH-HFpEF patients.

v.

On February 8, 2024, the Company, entered into a placement agency agreement with Roth Capital Partners, LLC and a securities purchase agreement with certain purchasers for the purchase and sale, in a registered public offering by the Company, of (i) an aggregate of 421,260 shares of its common stock, par value $0.0001 per share and pre-funded warrants to purchase an aggregate of 1,178,740 shares of common stock  and (ii) accompanying warrants to purchase up to an aggregate of 3,200,000 shares of its common stock at a combined offering price of $5.65 per share of common stock and associated warrant, or $5.649 per pre-funded warrant and associated warrant, resulting in gross proceeds of approximately $9.0 million. Net proceeds of the Offering were approximately $8.0 million, after deducting the placement agent fees and estimated offering expenses payable by the Company. The offering closed on February 12, 2024.

vi.

On February 19, 2024, the Company and Orion entered into an amendment (the “Amendment”) to the License. The Amendment broadened the geographic scope of the original License, granting the Company the exclusive right to develop and commercialize certain levosimendan-based products worldwide, formerly rights limited to Canada and the United States, but excluded the treatment of neurological conditions from the Company’s right of first refusal under the Agreement to obtain rights to develop and commercialize new formulations, routes of administration, dosages, or indications of levosimendan-based products. The Amendment also reduced the tiered royalties based on worldwide net sales of the product by the Company and its sublicensees, increased the Agreement’s existing milestone payment due to Orion upon the grant of United States Food and Drug Administration approval of a levosimendan-based product to $10.0 million and added a milestone payment to Orion of $5.0 million due upon the grant of regulatory approval for a levosimendan-based product in Japan. The Amendment also (i) increased the Company’s obligations to make certain non-refundable commercialization milestone payments to Orion, aggregating to up to $45.0 million, contingent upon achievement of certain cumulative worldwide sales of the product by the Company, and (ii) reduced the maximum price per capsule payable by the Company to Orion, under a yet-to-be-negotiated supply agreement, for the commercial supply of oral levosimendan-based product.

