Form 10-Q
period 2024-03-31
TENAX THERAPEUTICS, INC.
filed 2024-05-14
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

As of May 10, 2024, the registrant had outstanding 1,958,245 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,549,475	$9,792,130
Prepaid expenses	1,843,047	1,639,797
Other current assets	66,625	251,583
Total current assets	14,459,147	11,683,510
Other assets	1,117	1,117
Total assets	$14,460,264	$11,684,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,080,962	$2,073,149
Accrued liabilities	536,443	1,012,468
Note Payable	413,174	500,903
Total current liabilities	2,030,579	3,586,520
Total liabilities	2,030,579	3,586,520

Commitments and contingencies; see Note 6
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares; See Note 7
Series A Preferred stock, par value $.0001, authorized 5,181,346 shares; issued and outstanding 210, as of March 31, 2024 and December 31, 2023, respectively	-	-
Common stock, par value $0.0001 per share; authorized 400,000,000 shares; issued and outstanding 1,958,245 as of March 31, 2024 and 298,281 as of December 31, 2023, respectively	196	30
Additional paid-in capital	313,481,082	305,350,830
Accumulated deficit	(301,051,593)	(297,252,753)
Total stockholders’ equity	12,429,685	8,098,107
Total liabilities and stockholders' equity	$14,460,264	$11,684,627

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2024	2023

Operating expenses
General and administrative	$1,232,674	$1,273,730
Research and development	2,675,652	265,735
Total operating expenses	3,908,326	1,539,465

Net operating loss	3,908,326	1,539,465

Interest expense	7,963	7,350
Other expense (income), net	(117,449)	(140,055)
Net loss	$3,798,840	$1,406,760

Net loss per share, basic and diluted	$(3.12)	$(12.10)
Weighted average number of common shares outstanding, basic and diluted	1,219,139	116,259

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock				Total
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	stockholders' equity

Balance at December 31. 2022	210	$-	28,647	$3	$291,034,818	$(289,542,080)	$1,492,741
Public offering sale of common stock and prefunded warrants	-	-	86,994	9	13,896,516	-	13,896,525
Offering costs	-	-	-	-	(282,647)	-	(282,647)
Exercise of pre-funded warrants for cash	-	-	18,076	2	511,309	-	511,311
Exercise of pre-funded warrants, cashless	-	-	3,259	-	-	-	-
Exercise of warrants, cashless	-	-	135,069	13	(13)	-	-
Stock split and fractional shares issued	-	-	174	-	-	-	-
Compensation on options issued	-	-	-	-	66,543	-	66,543
Net loss	-	-	-	-	-	(1,406,760)	(1,406,760)
Balance at March 31, 2023	210	$-	272,219	$27	$305,226,526	$(290,948,840)	$14,277,713

Balance at December 31. 2023	210	$-	298,281	$30	$305,350,830	$(297,252,753)	$8,098,107
Public offering sale of common stock and prefunded warrants, net	-	-	421,260	42	6,183,619	-	6,183,661
Exercise of pre-funded warrants for cash	-	-	973,240	97	1,827,036	-	1,827,133
Exercise of pre-funded warrants, cashless	-	-	205,467	21	(21)	-	-
Stock split and fractional shares issued	-	-	59,997	6	828	-	834
Compensation on options issued	-	-	-	-	118,790	-	118,790
Net loss	-	-	-	-	-	(3,798,840)	(3,798,840)
Balance at March 31, 2024	210	$-	1,958,245	$196	$313,481,082	$(301,051,593)	$12,429,685

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,798,840)	$(1,406,760)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	895
Interest on debt instrument	7,963	4,443
Gain on sale of equipment	-	3,771
Issuance and vesting of compensatory stock options and warrants	118,790	66,543
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	(18,292)	234,802
Accounts payable and accrued liabilities	(1,475,201)	(628,566)
Net cash used in operating activities	(5,165,580)	(1,724,872)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	1,241
Net cash provided by investing activities	-	1,241

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, warrants and pre-funded warrants	6,524,262	13,896,525
Offering cost	(340,643)	(282,647)
Proceeds from the exercise of warrants	1,827,036	511,311
Payments on short-term note	(87,730)	(110,396)
Net cash provided by financing activities	7,922,925	14,014,793

Net change in cash and cash equivalents	2,757,345	12,291,162
Cash and cash equivalents, beginning of period	9,792,130	2,123,682
Cash and cash equivalents, end of period	$12,549,475	$14,414,844

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Tenax Therapeutics, Inc. (the “Company” or “Tenax”) was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David & Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc. On June 17, 2008, the stockholders of Synthetic Blood International approved the Agreement and Plan of Merger dated April 28, 2008, between Synthetic Blood International and Oxygen Biotherapeutics, Inc., a Delaware corporation. Synthetic Blood International formed Oxygen Biotherapeutics on April 17, 2008 to participate in the merger for the purpose of changing the state of domicile of Synthetic Blood International from New Jersey to Delaware. Certificates of Merger were filed with the states of New Jersey and Delaware and the merger was effective June 30, 2008. Under the Plan of Merger, Oxygen Biotherapeutics was the surviving corporation and each share of Synthetic Blood International common stock outstanding on June 30, 2008 was converted into one share of Oxygen Biotherapeutics common stock. On September 19, 2014, the Company changed its name to Tenax Therapeutics, Inc.

On November 13, 2013, the Company, through its wholly-owned subsidiary, Life Newco, Inc., a Delaware corporation (“Life NewCo”), acquired certain assets of Phyxius Pharma, Inc., a Delaware corporation (“Phyxius”) pursuant to an Asset Purchase Agreement dated October 21, 2013 (the “Asset Purchase Agreement”), by and among the Company, Life Newco, Phyxius and the stockholders of Phyxius. Among these assets was a license with Orion Corporation, a global healthcare company incorporated under the laws of Finland (“Orion”) for the exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada. On October 9, 2020 and January 25, 2022, the Company entered into an amendment to the license to include in the scope of the license two new oral product formulations containing levosimendan, in capsule and solid dosage form (TNX-103) and a subcutaneously administered dosage form (TNX-102), subject to specified limitations (together, the “Product”). In February 2024, the Company entered into an additional amendment to the license (as amended, the “License”), providing global rights to oral and subcutaneous formulations of levosimendan used in the treatment of pulmonary hypertension in heart failure with preserved ejection fraction (“PH-HFpEF”), revising the royalty structure, lowering the royalty rates, modifying milestones associated with certain regulatory and commercial achievements, and excluding from the Company’s right of first refusal the right to commercialize new applications of levosimendan for neurological diseases and disorders developed by Orion. Pursuant to the License, the Company and Orion will agree to a new trademark when commercializing levosimendan in either of these forms. The term of the License has been extended until 10 years after the launch of the Product in the territory, provided that the License will continue after the end of the term in each country in the territory until the expiration of Orion’s patent rights in the Product in such country. In the event that no regulatory approval for the Product has been granted in the United States on or before September 20, 2030, however, either party will have the right to terminate the License with immediate effect. The Company intends to conduct two upcoming Phase 3 studies in pulmonary hypertension patients utilizing one of these oral formulations. See “Note 6 - Commitments and Contingencies” below for a further discussion of the License.

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

Going Concern

Management believes the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of approximately $301.1 million and $297.2 million on March 31, 2024, and December 31, 2023, respectively, and expects to incur substantial operating losses for the foreseeable future. As such, the Company requires substantial additional funds to complete clinical trials and pursue regulatory approvals. Management is actively seeking additional sources of equity and/or debt financing; however, there is no assurance that any additional funding will be available.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying March 31, 2024, balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to generate cash from future operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 28, 2024, from which the Company derived the balance sheet data at December 31, 2023.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of Tenax, Life Newco, Inc. and PHPM. All material intercompany transactions and balances have been eliminated in consolidation.

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

Cash Concentration Risk

The Federal Deposit Insurance Corporation (the “FDIC”) insurance limits are $250,000 per depositor per insured bank. The Company had cash balances of $683,170 and $2,383,498 uninsured by the FDIC as of March 31, 2024 and December 31, 2023, respectively. In August 2023, the Company, through its commercial bank began to utilize the IntraFi network of commercial banks. IntraFi deposits $250,000 in each of its member banks to maintain the FDIC insurance limit. On March 31, 2024, the Company had $11.6 million deposited in the network which is fully FDIC insured.

Liquidity and Capital Resources

The Company has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. The Company had total current assets of approximately $14.5 million and $11.7 million and working capital of $12.4 million and $8.1 million as of March 31, 2024, and December 31, 2023, respectively.

The Company’s cash resources were approximately $12.5 million as of March 31, 2024, compared to cash resources of approximately $9.8 million as of December 31, 2023.

The Company expects to continue to incur expenses related to the development of levosimendan for PH-HFpEF and other potential indications and, over the long term, imatinib for PAH, as well as identifying and developing other potential product candidates. Based on its resources on March 31, 2024, the Company believes that it has sufficient capital to fund its planned operations through calendar year 2024. However, the Company will need substantial additional financing in order to fund its operations beyond such period and thereafter until it can achieve profitability, if ever. The Company depends on its ability to raise additional funds through various potential sources, such as equity and debt financing, or to license its product candidates to another pharmaceutical company. The Company intends to continue to fund operations from cash on hand and through sources of capital similar to those previously described. The Company cannot provide assurance that it will be able to secure such additional financing on reasonable terms, or if available, that it will be sufficient to meet its needs.

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

Equity-Based Payments to Non-Employees

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

Warrants for Common Shares and Derivative Financial Instruments

Warrants for our shares of common stock and other derivative financial instruments are classified as equity if the contracts: (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts are classified as equity or liabilities if the contracts: (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions that do not qualify for the scope exception. The Company assesses classification of its warrants for shares of common stock and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

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

	Three months ended March 31,
	2024	2023

Warrants to purchase common stock	3,219,694	56,278
Pre-funded warrants to purchase common stock	-	-
Options to purchase common stock	936	946
Convertible preferred shares outstanding	210	210

NOTE 3. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment primarily consist of office furniture and fixtures.

The Company had no depreciation expense and depreciation expense of $895 for the three months ended March 31, 2024, and 2023, respectively.

Accrued liabilities

Accrued liabilities consist of the following:

	March 31, 2024	December 31, 2023
Operating costs	$253,517	$236,878
Employee related	282,926	775,590
	$536,443	$1,012,468

NOTE 4. NOTE PAYABLE

Premium Finance Agreement

On December 31, 2023, the Company executed a premium finance note agreement (the “Note”) with Premium Funding Associates, Inc. The Note financed the Company’s Directors and Officers Insurance Policy as well as the Errors and Omissions policy. The total amount financed was $548,750. The Company paid a down payment of $47,847 at execution leaving a balance of $500,903 payable in monthly installments of $47,847 through December 1, 2024. The Note has an interest rate of 9.95%. The Company recorded interest expense on the Note in the amount of $7,963 for the three months ended March 31, 2024. The balance on the Note as of March 31, 2024, and December 31, 2023, was $413,174 and $500,903, respectively.

NOTE 5. LEASE

In January 2011, the Company entered into a lease (the “Lease”) with Concourse Associates, LLC (the “Landlord”) for its headquarters located at ONE Copley Parkway, Suite 490, Morrisville, North Carolina (the “Premises”). The Lease was amended in August 2015, March 2016 and April 2021 to extend the term for the 5,954 square foot rental. Pursuant to the Amendment dated April 2021, the existing lease term was extended through June 30, 2024, and the annual base rent of $125,034 would increase 2.5% annually for lease years two and three. On February 7, 2023, the Company entered into a Lease Termination Agreement with the Landlord, with respect to the Premises. As consideration for the Landlord’s entry into the Lease Termination Agreement, including a release of any claims the Landlord may have had against the Company under the Lease, the Company paid the Landlord $169,867. Pursuant to the Lease Termination Agreement, effective February 8, 2023, the Company has no remaining rent or further obligations to the Landlord pursuant to the Lease.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Simdax license agreement

On November 13, 2013, the Company, through its wholly-owned subsidiary, Life Newco, Inc., acquired certain assets of Phyxius pursuant to the Asset Purchase Agreement by and among the Company, Life Newco, Phyxius and the stockholders of Phyxius. Among these assets was a license with Orion for the exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada. On October 9, 2020 and January 25, 2022, the Company entered into an amendment to the license to include in the scope of the license two new oral Product formulations containing levosimendan, in capsule and solid dosage form (TNX-103) and a subcutaneously administered dosage form (TNX-102), subject to specified limitations.

On February 19, 2024, the Company entered into an additional amendment to the License providing global rights to oral and subcutaneous formulations of levosimendan used in the treatment of PH-HFpEF. The amendment also reduced the tiered royalties based on worldwide net sales of the product by the Company and its sublicensees, increased the License’s existing milestone payment due to Orion upon the grant of United States Food and Drug Administration approval of a levosimendan-based product to $10.0 million and added a milestone payment to Orion of $5.0 million due upon the grant of regulatory approval for a levosimendan-based product in Japan. The amendment also (i) increased the Company’s obligations to make certain non-refundable commercialization milestone payments to Orion, aggregating to up to $45.0 million, contingent upon achievement of certain cumulative worldwide sales of the product by the Company, and (ii) reduced the maximum price per capsule payable by the Company to Orion, under a yet-to-be-negotiated supply agreement, for the commercial supply of oral levosimendan-based product. Pursuant to the License, the Company and Orion will agree to a new trademark when commercializing levosimendan in either of the dosage forms.

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

The License also grants the Company a right of first refusal to commercialize new developments of the Product, including developments as to the formulation, presentation, means of delivery, route of administration, dosage or indication but, pursuant to the February 2024 amendment, excluding new applications of levosimendan for neurological diseases and disorders developed by Orion.

As of March 31, 2024, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

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

As of March 31, 2024, there were 210 shares of Series A Stock outstanding convertible in the aggregate into one share of common stock.

Common Stock and Pre-Funded Warrants

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of March 31, 2024, and December 31, 2023, there were 1,958,245 and 298,281 shares of common stock issued and outstanding, respectively. As of March 31, 2024, and December 31, 2023, there were no pre-funded warrants outstanding.

The Company has adjusted all share amounts and references to stock prices in this Quarterly Report on Form 10-Q, as well as our financial statements, to reflect the Reverse Stock Splits. The Reverse Stock Splits did not change the number of authorized shares of capital stock or cause an adjustment to the par value of our capital stock. Pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under our outstanding stock options and warrants. The number of shares authorized for issuance pursuant to our equity incentive plans have also been adjusted proportionately to reflect the Reverse Stock Splits.

February 2024 Registered Public Offering (the “February 2024 Offering”)

On February 8, 2024, the Company entered into a securities purchase agreement with certain purchasers for the purchase and sale, in a registered public offering by the Company of (i) an aggregate of 421,260 shares of its common stock, and pre-funded warrants to purchase an aggregate of 1,178,740 shares of common stock and (ii) accompanying warrants to purchase up to an aggregate of 3,200,000 shares of its common stock at a combined offering price of $5.65 per share of common stock and associated warrant, or $5.649 per pre-funded warrant and associated warrant, resulting in gross proceeds of approximately $9.0 million. The net proceeds of the February 2024 Offering after deducting placement agent fees and direct offering expenses were approximately $8.0 million. The fair value allocated to the common stock, pre-funded warrants and warrants was $0.9 million, $2.4 million, and $5.7 million, respectively.

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

Warrants

As of March 31, 2024, the Company has 3,219,694 warrants outstanding. The following table summarizes the Company’s warrant activity for the three months ended March 31, 2024, not including pre-funded warrants:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2023	19,694	$1,095.27
Issued	3,200,000	5.65
Exercised	-	-
Outstanding at March 31, 2024	3,219,694	$12.32

February 2024 Warrants

As described above, as a part of the February 2024 Offering, the Company issued registered warrants to purchase 3,200,000 shares of its common stock at an exercise price of $5.65 per share and contractual term of five years. In accordance with ASC 815, Derivatives and Hedging, these warrants are classified as equity and their relative fair value of approximately $5.7 million was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes Option Pricing Model which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and expected volatility of the price of the underlying common stock. The assumptions used in the Black-Scholes Option Pricing model were as follows:

Remaining contractual term	5 Years
Risk free interest rate	4.12%
Expected dividends	-
Expected Volatility	131.87%

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

The following table summarizes the shares available for grant under the 2022 Plan for the three months ended March 31, 2024.

Shares Available for Grant
Balances, at December 31, 2023	1,000
Options cancelled/forfeited	-
Balances, at March 31, 2024	1,000

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

The following table summarizes the outstanding stock options under the 2022 Plan for the three months ended March 31, 2024.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2023	331	$992.00
Options cancelled/forfeited	-	$-
Balances at March 31, 2024	331	$992.00

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for stock option grants of $16,087 and $34,380 for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, there were unrecognized compensation costs of approximately $55,626 related to non-vested stock option awards under the 2022 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.17 years.

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

The following table summarizes the outstanding stock options under the 2016 Plan for the three months ended March 31, 2024.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2023	284	$3,251.77
Options cancelled/forfeited	-	$-
Balances at March 31, 2024	284	$3,251.77

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded no compensation expense for these stock option grants for the three months ended March 31, 2024 and $7,867 for the three months ended March 31 2023, respectively.  The Company granted no stock options for the three months ended March 31,2024.

As of March 31, 2024, there were no unrecognized compensation costs related to non-vested stock option awards under the 2016 Plan.

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

The following table summarizes the outstanding stock options under the 1999 Plan for the three months ended March 31, 2024:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2023	9	$86,108.80
Options cancelled/forfeited	-	$-
Balances at March 31, 2024	9	$86,108.80

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded no compensation expense for these stock option grants for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, there were no unrecognized compensation costs related to non-vested stock option awards under the 1999 Plan.

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

The employment inducement stock option award for 156 shares of common stock also was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% on the one-year anniversary of the CEO’s employment start date and an additional 25% on each of the following three anniversaries of the CEO’s employment start date, subject to continued employment. The options have a 10-year term and an exercise price of $3,152 per share, the July 6, 2021 closing price of our common stock. As of March 31, 2024, half of the vesting milestones have been achieved.

The estimated fair value of this inducement stock option award was $403,180 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.13%, dividend yield of 0%, volatility factor for our common stock of 99.36% and an expected life of 7 years.

The Company granted an employment inducement stock option award for 156 shares of common stock to our Chief Medical Officer on January 15, 2021. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% upon initiation of a Phase 3 trial; 25% upon database lock; 25% upon acceptance for review of an investigational NDA; and 25% upon approval. The options have a 10-year term and an exercise price of $2,848 per share, the January 15, 2021 closing price of our common stock. As of March 31, 2024, two of the vesting milestones have been achieved. The estimated fair value of the inducement stock option award granted was $402,789 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 11%, dividend yield of 0%, volatility factor for our common stock of 103.94% and an expected life of 10 years.

Inducement stock option compensation expense totaled $102,703 for the three months ended March 31, 2024. As of March 31, 2024, there was $252,362 remaining unrecognized compensation expense related to these inducement stock options.

NOTE 8. SUBSEQUENT EVENTS

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited condensed consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2023. All references in this Quarterly Report to “Tenax Therapeutics,” “we,” “our” and “us” means Tenax Therapeutics, Inc.

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

In November 2013, we acquired a license with Orion Corporation (“Orion”) granting our wholly-owned subsidiary an exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada. In October 2020 and January 2022, we entered into an amendment to the license agreement between the Company and Orion to include in the scope of the license two new oral product formulations containing levosimendan, in capsule and solid dosage form (TNX-103) and a subcutaneously administered dosage form (TNX-102), subject to specified limitations. In February 2024, we entered into an additional amendment to the license, providing global rights to oral and subcutaneous formulations of levosimendan used in the treatment of pulmonary hypertension in heart failure with preserved ejection fraction (“PH-HFpEF”), revising the royalty structure, lowering the royalty rates, modifying milestones associated with certain regulatory and commercial achievements, and excluding from our right of first refusal the right to commercialize new applications of levosimendan for neurological diseases and disorders developed by Orion.

In January 2021, we acquired 100% of the equity of PHPrecisionMed Inc., a Delaware corporation (“PHPM”), with PHPM surviving as our wholly-owned subsidiary. As a result of the merger, pending the outcome of our strategic process, we plan to commercialize pharmaceutical products containing imatinib for the treatment of pulmonary arterial hypertension (“PAH”).

Business Strategy

Having carefully considered alternatives within the ongoing strategic process announced in September 2022, and having raised capital expected to fund the Company through calendar year 2024, the Company has elected to prioritize its LEVEL trial (Phase 3 testing of oral levosimendan), ahead of imatinib. Activity to initiate the LEVEL trial continued in the fourth quarter of 2023, and site qualification, selection, and initiation processes are ongoing, the Company having received U.S. Food and Drug Administration (“FDA”) input into the oral levosimendan protocol and clinical development program in the third quarter of 2023. The Company began initiating sites in the fourth quarter of 2023 and commenced enrolling patients early in 2024. Additional funding will be needed to complete the LEVEL trial, which includes an open label extension phase following the completion of the randomized phase. The Company will complete efficacy and safety analyses of levosimendan versus placebo at the end of the randomized treatment phase, but many patients will continue to be treated under the protocol on open label levosimendan, beyond the completion of these analyses. Supporting this strategic decision to prioritize levosimendan development and commence Phase 3 trial work were two U.S. Patents issued in March and July 2023, covering the use of IV and oral levosimendan in patients with PH-HFpEF. These patents are the second and third levosimendan patents granted to us since the start of 2022. An additional new patent was issued in early 2024 which provides protections covering all therapeutic doses of all three formulations of the product in patients with PH-HFpEF.  Given our prioritization of the Phase 3 testing of levosimendan, we have suspended plans to launch an imatinib Phase 3 trial.

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

Levosimendan has shown promise in multiple disease areas in the more than two decades following its approval. Our own Phase 2 study and open-label extension has demonstrated that levosimendan’s property of relaxing the venous circulation, a formerly under-appreciated mechanism of action of levosimendan, brings durable improvements in exercise capacity and quality of life, as well as other clinical assessments, in patients with PH-HFpEF. We believe this patient population today has no pharmaceutical therapies available and we are committed to exploring potential clinical indications where our therapies may achieve best-in-class profile, and where we can address significant unmet medical needs.

We believe these factors will support approval by the FDA of this product candidate based on positive Phase 3 data. Through our agreement with our licensor, Orion, the originator of levosimendan for acute decompensated heart failure, we have access to a library of ongoing and completed trials and research projects, including certain documentation, which we believe, in combination with positive Phase 3 data we hope to generate in at least one indication, will support FDA approval of levosimendan. Likewise, the regulatory pathway for approval of imatinib for the treatment of PAH, as formulated by us at the dose shown to be effective in a prior Phase 3 trial conducted by Novartis, allows us to build on the dossier of research results already reviewed by the FDA. In order to achieve our objective of developing these medicines for new groups of patients, we have established collaborative research relationships with investigators from leading research and clinical institutions, and our strategic partners. These collaborative relationships have enabled us to explore where our product candidates may have therapeutic relevance, gain the advice and support of key opinion leaders in medicine and clinical trial science, and invest in development efforts to exploit opportunities to advance beyond current clinical care.

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

Notice of Allowance and Patents

On February 1, 2023, the Company announced it was granted a Notice of Allowance from the United States Patent and Trademark Office (“USPTO”) for its patent application with claims covering the use of IV levosimendan (TNX-101) in the treatment of PH-HFpEF. This patent (U.S. Patent No. 11,607,412) was issued on March 21, 2023. On July 19, 2023, the Company announced USPTO issuance of another patent, this one including claims covering the use of oral levosimendan (TNX-103) in patients with PH-HFpEF. This issued patent (U.S. Patent No. 11,701,355) provides exclusivity through December 2040. On February 6, 2024, the Company announced it was granted a Notice of Allowance from the USPTO for its patent application broadening IP protection for oral, I.V., and subcutaneous use of levosimendan and its active metabolites in PH-HFpEF, at all therapeutic doses and in combination with various cardiovascular drugs. At present, the Company has other patent applications pending, with additional decisions expected in the future.  Patents pending in Europe may lead to intellectual property protections on the use of levosimendan in patients with PH-HFpEF in 2024.

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

Financial Overview – Three Months Ended March 31, 2024

Operating Expenses

	Three months ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2024	2023
Operating expenses
General and administrative	$1,232,674	$1,273,730	$(41,056)	(3)%
Research and development	2,675,652	265,735	2,409,917	907%
Total operating expenses	$3,908,326	$1,539,465	$2,368,861	154%

General and Administrative Expenses

General and administrative expenses were $1.2 million for the three months ended March 31, 2024, compared to $1.3 million for the same period in 2023. General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the three months ended March 31, 2024 and 2023, respectively, are as follows:

	Three months ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2024	2023
Personnel costs	$551,336	$600,056	$(48,720)	(8)%
Legal and professional fees	436,487	431,722	4,765	1%
Other costs	241,109	223,569	17,540	8%
Facilities	3,742	18,383	(14,641)	(80)%
Total general and administrative expenses	$1,232,674	$1,273,730	$(41,056)	(3)%

Personnel costs decreased approximately $49,000 for the three months ended March 31, 2024, compared to the same period in2023. The change was primarily due to decreased employment-related costs due to lower headcount in the current period compared to the same period in the prior year.

Legal and professional fees increased approximately $5,000 for the three months ended March 31, 2024, compared to the same period in the prior year. Professional fees consist of the costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors.

Legal fees increased approximately $31,000 for the three months ended March 31, 2024, compared to the same period in the prior year. The change was primarily due to increased legal fees associated with general corporate matters, fundraising activities and IP costs compared to the same period in the prior year.

Professional fees decreased approximately $26,000 for the three months ended March 31, 2024, compared to the same period in the prior year. The change was primarily attributable to decreased capital market expenses, consulting expenses and accounting expenses.

Other costs increased approximately $18,000 for the three months ended March 31, 2024, compared to the same period in 2023. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation, and other miscellaneous charges. The change was primarily attributable to increases in franchise tax fees offset by lower costs for insurance and general office supplies.

Facilities costs include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs decreased approximately $15,000 for the three months ended March 31, 2024, compared to the same period in 2023. The decrease is the result of the Company’s relocation to new shared office space resulting in lower rent costs.

Research and Development Expenses

Research and development expenses were approximately $2.6 million for the three months ended March 31, 2024, compared to $0.3 million for the same period in the prior year. Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with contract research organizations and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended March 31, 2024, and 2023, respectively, are as follows:

	Three months ended March 31,		Increase/ (Decrease)	% Increase/ (Decrease)
	2024	2023
Clinical and preclinical development	$2,402,226	$84,032	$2,318,194	2759%
Personnel costs	264,917	171,367	93,550	55%
Other costs	8,509	10,336	(1,827)	(18)%
Total research and development expenses	$2,675,652	$265,735	$2,409,917	907%

Clinical and preclinical development costs increased approximately $2.3 million for the three months ended March 31, 2024, compared to the same period in the prior year. Clinical and preclinical development costs for the three months ended March 31, 2024, consist of expenses associated with our Phase 2 HELP Open Label Extension Study and Phase 3 LEVEL trial for oral levosimendan, compared with costs for the three months ended March 31, 2023 associated with our imatinib Phase 1 Pharmacokinetics Study, imatinib Phase 3 IMPROVE Study, and development costs associated with the formulation for imatinib. The increase is primarily attributable to the receipt of refunded costs associated with formulation development and Phase 1 and Phase 3 costs for imatinib in the prior year period as a result of the Company pausing its clinical development activities to focus on its strategic process.

Personnel costs increased approximately $94,000 for the three months ended March 31, 2024, compared to the same period in the prior year, primarily attributable to vesting of options associated with the commencement of the Phase 3 LEVEL trial for oral levosimendan.

Other costs decreased approximately $1,800 for the three months ended March 31, 2024, compared to the same period in the prior year, primarily due to decreased regulatory consulting costs.

Other Income and Expense

Other income and expenses include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include but are not limited to interest income earned and fixed asset disposals. Interest expenses were approximately $8,000 and $7,400 for the three months ended March 31, 2024, and 2023, respectively. The change is due primarily to an increase in the interest rate associated with the premium finance note agreement (the “Note”) with Premium Funding Associates, Inc. Other income decreased approximately $23,000 primarily related to higher licensing fees earned in the prior year offset by the interest income on cash deposits as a result of the February 2024 offering.

 Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and, as of March 31, 2024, we had an accumulated deficit of approximately $301.1 million.  We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan in the LEVEL trial and, over the long term, imatinib for PAH, and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of approximately $14.5 million and $11.7 million and working capital of approximately $12.4 million and $8.1 million as of March 31, 2024 and December 31, 2023, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

Clinical and Preclinical Product Development

We are currently conducting the LEVEL trial and intend to recruit patients throughout 2024 and into at least the first half of 2025. Our ability to continue to pursue development of our products, including completing the LEVEL trial, beyond 2024 will depend on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining any necessary resources.

Financings

On February 8, 2024, we sold in a registered public offering (i) an aggregate of 421,260 shares of our common stock and pre-funded warrants to purchase an aggregate of 1,178,740 shares of our common stock and (ii) accompanying warrants to purchase up to an aggregate of 3,200,000 shares of our common stock at a combined offering price of $5.65 per share of common stock and associated warrant, or $5.649 per pre-funded warrant and associated warrant, resulting in gross proceeds to the Company of approximately $9.0 million. Net proceeds of the offering were approximately $8.0 million, after deducting the placement agent fees and offering expenses payable by the Company.

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

 Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three months ended March 31,
	2024	2023
Net cash (used in) operating activities	$(5,165,580)	$(1,724,872)
Net cash provided by investing activities	-	1,241
Net cash provided by financing activities	7,922,925	14,014,793

Net cash used in operating activities. Net cash used in operating activities was approximately $5.2 million for the three months ended March 31, 2024, compared to approximately $1.7 million for the three months ended March 31, 2023. The increase in cash used for operating activities was primarily due to higher study expense activity in the current period as compared to the prior year.

Net cash provided by investing activities. There was no net cash provided or consumed by investing activities for the three months ended March 31, 2024, compared to net cash provided by investing activities of approximately $1,200 in the three months ended March 31, 2023. The decrease in cash provided by investing activities was primarily due to the sale of all remaining office furniture related to the Company’s headquarters in the prior year.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $7.9 million for the three months ended March 31, 2024, compared to approximately $14.0 million in the three months ended March 31, 2023. The decrease in cash provided by financing activities was due to lower net proceeds received from the February 8, 2024 sale of common stock and warrants compared to the February 3, 2023 sale of common stock and warrants and the exercise of warrants.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements will depend on many factors that include, but are not limited to the following:

•	the initiation, progress, timing and completion of clinical trials for our product candidates and potential product candidates;

•	the outcome, timing and cost of regulatory approvals and the regulatory approval process;

•	delays that may be caused by changing regulatory requirements;

•	the number of product candidates we pursue;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the timing and terms of future collaboration, licensing, consulting or other arrangements that we may enter into;

•	the cost and timing of establishing sales, marketing, manufacturing and distribution capabilities;

•	the cost of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or invest in businesses, products or technologies;

•	delays that may be caused by another outbreak of an infectious disease or other global societal disruptions; and

•	the possible costs of litigation.

Based on our working capital on March 31, 2024, we believe we have sufficient capital on hand to continue to fund operations through the remainder of the 2024 calendar year.

We will need substantial additional capital beyond 2024, assuming ongoing preparation, planning activities, and other outsourced activities associated with the LEVEL trial continue at the expected pace. In addition, we will need additional funding in the future in order to complete the regulatory approval and commercialization of levosimendan, as well as to fund the development and commercialization of other future product candidates. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding, if needed, may not be available on favorable terms, if at all. In the event we are unable to obtain additional capital, we may delay or reduce the scope of our current research and development programs and other expenses. As a result of our historical operating losses and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our December 31, 2023 consolidated financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and make it more difficult to obtain financing.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Based on their evaluation, our President and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

The risks we face have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

3.1.7

Certificate of Amendment of Certificate of Incorporation of Tenax Therapeutics, Inc. (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 5, 2024).

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

4.1

Warrant Agency Agreement, dated as of February 12, 2024, by and between Tenax Therapeutics, Inc. and Direct Transfer LLC (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on February 12, 2024).

4.2	Form of February 2024 Pre-Funded Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on February 12, 2024).
4.3	Form of February 2024 Common Stock Purchase Warrant. (incorporated herein by reference to Exhibit 4.3 to our Current Report on Form 8-K filed with the SEC on February 12, 2024).
10.1

Placement Agency Agreement, dated as of February 8, 2024, by and between Tenax Therapeutics, Inc. and Roth Capital Partners, LLC (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 12, 2024).

10.2

Form of Securities Purchase Agreement by and between Tenax Therapeutics, Inc. and the purchasers named therein (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on February 12, 2024).

10.3+

Amendment to the License Agreement of September 20, 2013 by and between Tenax Therapeutics, Inc. and Orion Corporation, dated as of February 19, 2024 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 20, 2024).

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

* Filed herewith

** Furnished herewith

+ Portions of this Exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2024

TENAX THERAPEUTICS, INC.

By:	/s/Lawrence R. Hoffman
Lawrence R. Hoffman
Interim Chief Financial Officer
(On behalf of the Registrant and as Principal Financial and Accounting Officer)

