Form 10-Q
period 2024-06-30
TENAX THERAPEUTICS, INC.
filed 2024-08-13
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

As of August 10, 2024, the registrant had outstanding 3,408,906 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,384,015	$9,792,130
Prepaid expenses	1,181,527	1,639,797
Other current assets	50,250	251,583
Total current assets	10,615,792	11,683,510
Other assets	1,117	1,117
Total assets	$10,616,909	$11,684,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$869,656	$2,073,149
Accrued liabilities	592,379	1,012,468
Note Payable	278,802	500,903
Total current liabilities	1,740,837	3,586,520
Total liabilities	1,740,837	3,586,520

Commitments and contingencies; see Note 6
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares; See Note 7
Series A Preferred stock, par value $0.0001, authorized 5,181,346 shares; issued and outstanding 210, as of June 30, 2024 and December 31, 2023, respectively	-	-
Common stock, par value $0.0001 per share; authorized 400,000,000 shares; issued and outstanding 1,958,245 as of June 30, 2024 and 298,281 as of December 31, 2023, respectively	196	30
Additional paid-in capital	313,503,142	305,350,830
Accumulated deficit	(304,627,266)	(297,252,753)
Total stockholders’ equity	8,876,072	8,098,107
Total liabilities and stockholders' equity	$10,616,909	$11,684,627

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating expenses
General and administrative	$1,344,389	$1,038,257	$2,577,063	$2,311,987
Research and development	2,327,632	197,903	5,003,284	463,637
Total operating expenses	3,672,021	1,236,160	7,580,347	2,775,624

Net operating loss	3,672,021	1,236,160	7,580,347	2,775,624

Interest expense	9,189	9,126	17,153	16,476
Interest income	(104,883)	(139,859)	(222,333)	(216,136)
Other expense (income), net	(654)	911	(654)	(62,866)
Net loss	$3,575,673	$1,106,338	$7,374,513	$2,513,098

Net loss per share, basic and diluted	$(1.83)	$(4.00)	$(4.65)	$(12.77)
Weighted average number of common shares outstanding, basic and diluted	1,958,245	276,454	1,586,650	196,799

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	stockholders' equity

Balance at December 31. 2022	210	$-	28,647	$3	$291,034,818	$(289,542,080)	$1,492,741
Public offering sale of common stock and prefunded warrants	-	-	86,994	9	13,896,516	-	13,896,525
Offering costs	-	-	-	-	(282,647)	-	(282,647)
Exercise of pre-funded warrants for cash	-	-	18,076	2	511,309	-	511,311
Exercise of pre-funded warrants, cashless	-	-	3,259	-	-	-	-
Exercise of warrants, cashless	-	-	135,069	13	(13)	-	-
Stock split and fractional shares issued	-	-	174	-	-	-	-
Compensation on options issued	-	-	-	-	66,543	-	66,543
Net loss	-	-	-	-	-	(1,406,760)	(1,406,760)
Balance at March 31, 2023	210	$-	272,219	$27	$305,226,526	$(290,948,840)	$14,277,713
Exercise of warrants, cashless	-	-	26,062	3	(3)		-
Compensation on options issued	-	-	-	-	50,283	-	50,283
Net loss	-	-	-	-	-	(1,106,338)	(1,106,338)
Balance at June 30, 2023	$210	$-	298,281	$30	$305,276,806	$(292,055,178)	$13,221,658

Balance at December 31. 2023	210	$-	298,281	$30	$305,350,830	$(297,252,753)	$8,098,107
Public offering sale of common stock and prefunded warrants, net	-	-	421,260	42	6,183,619	-	6,183,661
Exercise of pre-funded warrants for cash	-	-	973,240	97	1,827,036	-	1,827,133
Exercise of pre-funded warrants, cashless	-	-	205,467	21	(21)	-	-
Stock split and fractional shares issued	-	-	59,997	6	828	-	834
Compensation on options issued	-	-	-	-	118,790	-	118,790
Net loss	-	-	-	-	-	(3,798,840)	(3,798,840)
Balance at March 31, 2024	210	$-	1,958,245	$196	$313,481,082	$(301,051,593)	$12,429,685
Compensation on options issued	-	-	-	-	22,060	-	22,060
Net loss	-	-	-	-	-	(3,575,673)	(3,575,673)
Balance at June 30, 2024	$210	$-	1,958,245	$196	$313,503,142	$(304,627,266)	$8,876,072

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30
	2024	2023
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,374,513)	$(2,513,098)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	1,895
Interest on debt instrument	17,153	12,906
Gain on sale of equipment	-	1,125
Issuance and vesting of compensatory stock options and warrants	140,850	116,826
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	659,601	439,649
Accounts payable and accrued liabilities	(1,639,760)	(707,141)
Net cash used in operating activities	(8,196,669)	(2,647,838)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	2,843
Net cash provided by investing activities	-	2,843

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, warrants and pre-funded warrants	6,524,262	13,964,775
Offering cost	(340,643)	(282,647)
Proceeds from the exercise of warrants	1,827,036	511,311
Payments on short-term note	(222,101)	(278,553)
Net cash provided by financing activities	7,788,554	13,914,886

Net change in cash and cash equivalents	(408,115)	11,269,891
Cash and cash equivalents, beginning of period	9,792,130	2,123,682
Cash and cash equivalents, end of period	$9,384,015	$13,393,573

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

Going Concern

Management believes the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of approximately $304.6 million and $297.2 million on June 30, 2024, and December 31, 2023, respectively, and expects to incur substantial operating losses for the foreseeable future.

On August 8, 2024, the Company closed a private placement financing (the “2024 Private Placement”), generating gross proceeds of approximately $100 million, before deducting placement agent fees and estimated offering expenses payable by the Company. In assessing its ability to continue as a going concern, the Company has carefully evaluated the conditions and events that may raise substantial doubt about its ability to continue operations for one year from the issuance date of the financial statements included herein. This evaluation considered several factors, including the Company's current financial condition and available liquidity sources, which now include the proceeds from the 2024 Private Placement. Additionally, the assessment incorporated the Company’s current cash and cash equivalents balances, projected cash flows, and obligations due within twelve months of the issuance date of these financial statements, as well as other relevant conditions and events outlined in Note 8, Subsequent Events, below.

In view of the matters described above, the Company has determined that there is no longer substantial doubt about its ability to continue as a going concern given the approximately $100 million in gross proceeds from the 2024 Private Placement, which is believed by Company management to be sufficient for the Company to continue its operations over at least the next 12 months.

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

Reverse Stock Splits

The Company has adjusted the financial statements to reflect that on January 2, 2024, we effected a 1-for-80 reverse stock split (the “Reverse Stock Split”).  The Company has also adjusted the financial statements to reflect that on January 4, 2023, we effected a 1-for-20 reverse stock split (the “Prior Reverse Stock Split”, together with the Reverse Stock Split, the “Reverse Stock Splits”). The Reverse Stock Splits did not change the number of authorized shares of capital stock or cause an adjustment to the par value of our capital stock. Pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under our outstanding stock options and warrants. The number of shares authorized for issuance pursuant to our equity incentive plans has also been adjusted proportionately to reflect the Reverse Stock Splits.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity date of three months or less, when acquired, to be cash equivalents.

Cash Concentration Risk

The Federal Deposit Insurance Corporation (the “FDIC”) insurance limits are $250,000 per depositor per insured bank. The Company had cash balances of $419,328 and $2,383,498 uninsured by the FDIC as of June 30, 2024 and December 31, 2023, respectively. In August 2023, the Company, through its commercial bank began to utilize the IntraFi network of commercial banks. IntraFi deposits $250,000 in each of its member banks to maintain the FDIC insurance limit. On June 30, 2024, the Company had $8.9 million deposited in the network which is fully FDIC insured.

Liquidity and Capital Resources

The Company has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. The Company had total current assets of approximately $10.6 million and $11.7 million and working capital of $8.9 million and $8.1 million as of June 30, 2024, and December 31, 2023, respectively.

The Company’s cash resources were approximately $9.4 million as of June 30, 2024, compared to cash resources of approximately $9.8 million as of December 31, 2023.

The Company expects to continue to incur expenses related to the development of levosimendan for PH-HFpEF and other potential indications and, over the long term, imatinib for PAH, as well as identifying and developing other potential product candidates. Based on its resources on June 30, 2024 in addition to the approximately $100 million in gross proceeds from the 2024 Private Placement referenced in Note 8, Subsequent Events, the Company believes that it has sufficient capital to fund its planned operations through the end of calendar year 2027.

To the extent that the Company raises additional funds by issuing shares of its common stock or other securities convertible or exchangeable for shares of common stock, stockholders will experience dilution, which may be significant. In the event the Company raises additional capital through debt financings, the Company may incur significant interest expense and become subject to restrictive covenants in the related transaction documentation that may affect the manner in which the Company conducts its business. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to its technologies or product candidates or grant licenses on terms that may not be favorable to the Company. Any or all the foregoing may have a material adverse effect on the Company’s business and financial performance.

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

Equity-Based Payments to Non-Employees

The Company accounts for equity instruments issued to non-employees in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest.

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

	Six months ended June 30
	2024	2023

Warrants to purchase common stock	3,219,694	21,528
Options to purchase common stock	1,730	936
Convertible preferred shares outstanding	210	210

NOTE 3. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment primarily consist of office furniture and fixtures.

The Company had no depreciation expense and depreciation expense of $1,000 for the three months ended June 30, 2024, and 2023, respectively. For the six months ended June 30, 2024, and 2023, the Company had no depreciation expense and $1,895, respectively.

Accrued liabilities

Accrued liabilities consists of the following:

	June 30, 2024	December 31, 2023
Operating costs	$160,581	$236,878
Employee related	431,798	775,590
	$592,379	$1,012,468

NOTE 4. NOTE PAYABLE

Premium Finance Agreement

On December 31, 2023, the Company executed a premium finance note agreement (the “Note”) with Premium Funding Associates, Inc. The Note financed the Company’s Directors and Officers Insurance Policy as well as the Errors and Omissions policy. The total amount financed was $548,750. The Company paid a down payment of $47,847 at execution leaving a balance of $500,903 payable in monthly installments of $47,847 through December 1, 2024. The Note has an interest rate of 9.95%. The Company recorded interest expense on the Note in the amount of $9,189 and $17,153 for the three and six months ended June 30, 2024. The balance on the Note as of June 30, 2024, and December 31, 2023, was $278,802 and $500,903, respectively.

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

As of June 30, 2024, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

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

As of June 30, 2024, there were 210 shares of Series A Stock outstanding convertible in the aggregate into one share of common stock.

Common Stock and Pre-Funded Warrants

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of June 30, 2024, and December 31, 2023, there were 1,958,245 and 298,281 shares of common stock issued and outstanding, respectively. As of June 30, 2024, and December 31, 2023, there were no pre-funded warrants outstanding.

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

Additionally, in connection with the May 2022 Offering, the Company entered into a warrant amendment agreement (the “Warrant Amendment Agreement”) with the investor, in consideration for the investor’s purchase of units in the May 2022 Offering, pursuant to which the Company agreed to amend certain previously issued warrants held by the investor. The terms of the amended and restated warrants are described further below under “Note 7—Stockholders Equity—Warrants”.

Warrants

As of June 30, 2024, the Company has 3,219,694 warrants outstanding. The following table summarizes the Company’s warrant activity for the three months ended June 30, 2024, not including pre-funded warrants:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2023	19,694	$1,095.27
Issued	3,200,000	5.65
Exercised	-	-
Outstanding at June 30, 2024	3,219,694	$12.32

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

Stock Options

2022 Stock Incentive Plan, as Amended

In June 2022, the Company adopted the 2022 Stock Incentive Plan, as amended on June 7, 2024 (the “2022 Plan”). Under the 2022 Plan, with the approval of the Board’s Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. The Company’s stockholders have approved a total of 400,688, shares for issuance under the 2022 Plan (688 shares on June 9, 2022 and 400,000 shares on June 7, 2024). The 2022 Plan supersedes and replaces the Tenax Therapeutics, Inc. 2016 Stock Incentive Plan, as amended (the “2016 Plan”) and all shares of common stock remaining authorized and available for issuance under the 2016 Plan and any shares subject to outstanding awards under the 2016 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares automatically become available for issuance under our 2022 Plan.

The following table summarizes the shares available for grant under the 2022 Plan for the six months ended June 30, 2024.

Shares Available for Grant
Balances at December 31, 2023	1,000
Additional Shares reserved	400,000
Options cancelled/forfeited	-
Options granted	(794)
Balances at June 30, 2024	400,206

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

The following table summarizes the outstanding stock options under the 2022 Plan for the six months ended June 30, 2024.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2023	331	$992.00
Options cancelled/forfeited	-	-
Options granted	794	3.55
Balances at June 30, 2024	1,125	$294.63

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for stock option grants of $8,981 and $25,068 for the three and six months ended June 30, 2024, respectively. The Company recorded compensation expense for these stock option grants of $18,117 and $52,497 for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, there were unrecognized compensation costs of approximately $48,271 related to non-vested stock option awards under the 2022 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.93 years.

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

The following table summarizes the outstanding stock options under the 2016 Plan for the six months ended June 30, 2024.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2023	284	$3,251.77
Options cancelled/forfeited	-	-
Balances at June 30, 2024	284	$3,251.77

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes option pricing model to calculate the grant date fair value.

The Company recorded no compensation expense for these stock option grants for the three and six months ended June 30, 2024 and $7,867 and $15,734 for the three and six months ended June 30 2023, respectively.  The Company granted no stock options under the 2016 Plan for the three months ended June 30,2024.

As of June 30, 2024, there were no unrecognized compensation costs related to non-vested stock option awards under the 2016 Plan.

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

The following table summarizes the outstanding stock options under the 1999 Plan for the six months ended June 30, 2024:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2023	9	$86,108.80
Options cancelled/forfeited	-	-
Balances at June 30, 2024	9	$86,108.80

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes option pricing model to calculate the grant date fair value.

The Company recorded no compensation expense for these stock option grants for the three and six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, there were no unrecognized compensation costs related to non-vested stock option awards under the 1999 Plan.

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

The employment inducement stock option award for 156 shares of common stock also was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% on the one-year anniversary of the CEO’s employment start date and an additional 25% on each of the following three anniversaries of the CEO’s employment start date, subject to continued employment. The options have a 10-year term and an exercise price of $3,152 per share, the July 6, 2021 closing price of our common stock. As of June 30, 2024, half of the vesting milestones have been achieved.

The estimated fair value of this inducement stock option award was $403,180 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.13%, dividend yield of 0%, volatility factor for our common stock of 99.36% and an expected life of 7 years.

The Company granted an employment inducement stock option award for 156 shares of common stock to our Chief Medical Officer on January 15, 2021. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% upon initiation of a Phase 3 trial; 25% upon database lock; 25% upon acceptance for review of an investigational NDA; and 25% upon approval. The options have a 10-year term and an exercise price of $2,848 per share, the January 15, 2021 closing price of our common stock. As of June 30, 2024, two of the vesting milestones have been achieved. The estimated fair value of the inducement stock option award granted was $402,789 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 11%, dividend yield of 0%, volatility factor for our common stock of 103.94% and an expected life of 10 years.

Inducement stock option compensation expense totaled $13,079 and $115,782 for the three and six months ended June 30, 2024. As of June 30, 2024, there was $226,590 remaining unrecognized compensation expense related to these inducement stock options.

NOTE 8. SUBSEQUENT EVENTS

On August 8, 2024 (the “Closing Date”), the Company closed the 2024 Private Placement and sold to multiple accredited investors, including certain members of the Company’s Board of Directors  (the “Purchasers”), an aggregate of 1,450,661 shares of the Company’s common stock, and pre-funded warrants (“Pre-Funded Warrants”) to purchase an aggregate of up to 31,882,671 shares of the Company’s common stock, along with accompanying warrants (“Warrants”) to purchase an aggregate of up to 16,666,666 shares of the Company’s common stock (or, in lieu thereof, additional Pre-Funded Warrants). The purchase price for each share and accompanying Warrant is $3.00, with the accompanying Warrant having an exercise price of $4.50 (provided, the purchase price for each Pre-Funded Warrant and accompanying Warrant is $2.99, with the Pre-Funded Warrant having an exercise price of $0.01). Gross proceeds of the 2024 Private Placement are approximately $100 million, before deducting the placement agent fees and estimated offering expenses payable by the Company.

The Pre-Funded Warrants are exercisable at any time after their original issuance and do not expire. The Warrants can be exercised at any time after their original issuance for shares of the Company’s common stock, or in lieu thereof, additional Pre-Funded Warrants. The Warrants expire at the earlier of (i) 30 trading days following the date of the Company’s initial public announcement of topline data from its Phase 3 LEVEL trial (the “Topline Data Announcement”), (ii) immediately upon the exercise of the Pre-Funded Warrants if such exercise is prior to the Topline Data Announcement, provided that if the Pre- Funded Warrant is not exercised in full, the Warrant expires proportionally to the extent the Pre-Funded Warrant is exercised, and (iii) August 8, 2029. The Warrants and Pre-Funded Warrants include beneficial ownership limitations such that each Purchaser, together with its affiliates, will not own more than 4.99% (or, at the election of the Purchaser, not more than 19.99%) of the Company’s outstanding common stock immediately following the consummation of the 2024 Private Placement.

In connection with the 2024 Private Placement, the Company also entered into a registration rights agreement with the Purchasers and agreed to file a registration statement registering for resale the shares of the Company’s common stock and the shares of the Company’s common stock underlying the Pre-Funded Warrants and Warrants issued pursuant to the Purchase Agreement within 30 days of the Closing Date.

Following closing of the 2024 Private Placement, the Company had a total of 3,408,906 shares of its common stock issued and outstanding.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases, you can identify forward-looking statements by words such as “might,” “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in our most recent Annual Report on Form 10-K filed with the SEC. Furthermore, such forward-looking statements speak only as of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

In January 2021, we acquired 100% of the equity of PHPrecisionMed Inc., a Delaware corporation (“PHPM”), with PHPM surviving as our wholly-owned subsidiary. As a result of the merger, we have rights to commercialize pharmaceutical products containing imatinib for the treatment of pulmonary arterial hypertension (“PAH”).

In August 2024, we closed a private placement financing (the “2024 Private Placement”) in which we sold to multiple accredited investors, including certain members of the Company’s Board of Directors, an aggregate of 1,450,661 shares of the Company’s common stock, and pre-funded warrants (“Pre-Funded Warrants”) to purchase an aggregate of 31,882,671 shares of the Company’s  common stock, along with accompanying warrants (“Warrants”) to purchase an aggregate of 16,666,666 shares of the Company’s common stock (or, in lieu thereof, additional Pre-Funded Warrants) for gross process of approximately $100 million, before deducting placement agent fees and estimated offering expenses payable by the Company. We  intend to use the net proceeds from the 2024 Private Placement to complete our ongoing Phase 3 LEVEL trial, to initiate all sites and advance enrollment in a second planned Phase 3 trial of oral levosimendan, and for working capital, capital expenditures, and other general corporate purposes. The approximately $100 million in gross proceeds from the 2024 Private Placement, combined with the Company’s current cash and cash equivalents, are expected to fund the Company’s operations through the end of calendar year 2027.

Business Strategy

Having raised capital expected to fund the Company through the end of calendar year 2027, the Company plans to accelerate its Phase 3 program. Site selection and initiation processes, and enrollment of participants, are ongoing in the Phase 3 LEVEL study, the Company having received U.S. Food and Drug Administration (“FDA”) input into this oral levosimendan protocol and clinical development program in the third quarter of 2023. The Company began initiating LEVEL sites in the fourth quarter of 2023 and continues to enroll patients. The Company also plans an open label extension phase following the completion of the randomized phase. The Company will complete efficacy and safety analyses of levosimendan versus placebo at the end of the randomized treatment phase, but many patients will continue, beyond the completion of these statistical analyses, to be treated under the protocol on open label levosimendan, allowing for additional weeks of safety observation that will contribute to the overall body of safety data on oral levosimendan. With the net proceeds of the 2024 Private Placement, the Company also expects to fund the initiation of a second Phase 3 study planned for 2025.

The Company has two U.S. Patents issued in March and July 2023, covering the use of IV and oral levosimendan in patients with PH-HFpEF. An additional new patent was issued in early 2024 which provides protections covering all therapeutic doses of all three formulations of the product in patients with PH-HFpEF.  Given our prioritization of the Phase 3 testing of levosimendan, we have suspended plans to launch an imatinib Phase 3 trial.

The key elements of our business strategy are outlined below.

Efficiently conduct clinical development to establish clinical proof of principle in new indications, refine dosage levels and dosing strategies, conduct other required clinical and nonclinical testing as FDA and other regulators may require, and continue Phase 3 testing of oral levosimendan, as our prioritized product candidate.

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

Levosimendan has shown promise in multiple disease areas in the more than two decades following its approval. Our own Phase 2 study and open-label extension has demonstrated that levosimendan’s property of relaxing the venous circulation, a formerly under-appreciated mechanism of action of levosimendan, brings durable improvements in exercise capacity and quality of life, as well as other clinical assessments, in patients with PH-HFpEF. The FDA has not approved a therapy for this disease. We are committed to exploring potential clinical indications where our therapies may achieve best-in-class profile, and where we can address significant unmet medical needs.

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

Historically, we have financed our operations principally through equity and debt offerings, including private placements such as the 2024 Private Placement and loans from our stockholders. Based on its current operating plan, the Company has determined that there is no longer substantial doubt about its ability to continue as a going concern given its resources on June 30, 2024 in addition to the approximately $100 million in gross proceeds from the 2024 Private Placement, which the Company believes is sufficient for it to continue its operations over at least the next 12 months.

Financial Overview – Three Months Ended June 30, 2024

Operating Expenses

	Three months ended June 30,		Increase/ Decrease	% Increase/ Decrease
	2024	2023
Operating expenses
General and administrative	$1,344,389	$1,038,257	306,132	29%
Research and development	2,327,632	197,903	2,129,729	1076%
Total operating expenses	3,672,021	1,236,160	2,435,861	197%

General and Administrative Expenses

General and administrative expenses were $1.3 million for the three months ended June 30, 2024, compared to $1.0 million for the same period in 2023. General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the three months ended June 30, 2024 and 2023, respectively, are as follows:

	Three months ended June 30		Increase/ (Decrease)	% Increase/ (Decrease)
	2024	2023
Personnel costs	$538,232	$406,871	$131,361	32%
Legal and professional fees	613,571	455,178	158,393	35%
Other costs	188,770	171,785	16,985	10%
Facilities	3,816	4,423	(607)	(14)%

Total general and administrative expenses	$1,344,389	$1,038,257	$306,132	29%

Personnel costs increased approximately $131,000 for the three months ended June 30, 2024, compared to the same period in 2023. The change was primarily attributable to higher performance-based compensation expense.

Legal and professional fees increased approximately $158,000 for the three months ended June 30, 2024, compared to the same period in the prior year. Professional fees consist of the costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors.

Legal fees increased approximately $8,000 for the three months ended June 30, 2024, compared to the same period in the prior year. The change was primarily due to increased legal fees associated with general corporate matters, fundraising activities and IP costs compared to the same period in the prior year.

Professional fees increased approximately $150,000 for the three months ended June 30, 2024, compared to the same period in the prior year. The change was primarily attributable to increased capital market expenses, consulting expenses and accounting expenses.

Other costs increased approximately $17,000 for the three months ended June 30, 2024, compared to the same period in 2023. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation, and other miscellaneous charges. The change was primarily attributable to increases in franchise tax fees offset by lower costs for insurance and general office supplies.

Facilities costs include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs decreased approximately $1,000 for the three months ended June 30, 2024, compared to the same period in 2023. The decrease is the result of the Company’s relocation to new shared office space resulting in lower rent and utility costs.

Research and Development Expenses

Research and development expenses were approximately $2.3 million for the three months ended June 30, 2024, compared to $0.2 million for the same period in the prior year. Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with contract research organizations and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended June 30, 2024, and 2023, respectively, are as follows:

	Three months ended June 30		Increase/ (Decrease)	% Increase/ (Decrease)
	2024	2023
Clinical and preclinical development	$2,114,453	$57,120	$2,057,333	3602%
Personnel costs	194,063	97,360	96,703	99%
Other costs	19,116	43,423	(24,307)	(56)%

Total research and development expenses	$2,327,632	$197,903	$2,129,729	1076%

Clinical and preclinical development costs increased approximately $2.1 million for the three months ended June 30, 2024, compared to the same period in the prior year. Clinical and preclinical development costs for the three months ended June 30, 2024, consist of expenses associated with our Phase 2 HELP Open Label Extension Study and Phase 3 LEVEL trial for oral levosimendan, compared with costs for the three months ended June 30, 2023 associated with our Phase 2 HELP Open Label Extension Study for levosimendan.

Personnel costs increased approximately $97,000 for the three months ended June 30, 2024, compared to the same period in the prior year, primarily attributable to higher salaries and additional performance-based compensation expense.

Other costs decreased approximately $24,000 for the three months ended June 30, 2024, compared to the same period in the prior year, primarily due to decreased regulatory consulting costs.

Other Income and Expense

Other income and expenses include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include but are not limited to interest income earned and fixed asset disposals. Interest expenses was approximately $9,000 for each of the three months ended June 30, 2024, and 2023. Other income decreased approximately $34,000 primarily related to lower interest income on cash deposits.

Financial Overview – Six Months Ended June 30, 2024

Operating Expenses

	Six months ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2024	2023
Operating expenses
General and administrative	$2,577,063	$2,311,987	$265,076	11%
Research and development	5,003,284	463,637	4,539,647	979%
Total operating expenses	$7,580,347	$2,775,624	$4,804,723	173%

General and Administrative Expenses

General and administrative expenses were $2.6 million for the six months ended June 30, 2024, compared to $2.3 million for the same period in 2023. General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the six months ended June 30, 2024 and 2023, are as follows:

	Six months ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2024	2023
Personnel costs	$1,089,568	$1,006,927	$82,641	8%
Legal and professional fees	1,050,057	886,900	163,157	18%
Other costs	429,879	395,354	34,525	9%
Facilities	7,559	22,806	(15,247)	(67)%

Total general and administrative expenses	$2,577,063	$2,311,987	$265,076	11%

Personnel costs increased approximately $83,000 for the six months ended June 30, 2024, compared to the same period in 2023. The change was primarily attributable to higher performance-based compensation plan expense.

Legal and professional fees increased approximately $163,000 for the six months ended June 30, 2024, compared to the same period in the prior year. Professional fees consist of the costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors.

Legal fees increased approximately $14,000 for the six months ended June 30, 2024, compared to the same period in the prior year. The change was primarily due to increased legal fees associated with general corporate matters, fundraising activities and IP costs compared to the same period in the prior year.

Professional fees increased approximately $149,000 for the six months ended June 30, 2024, compared to the same period in the prior year. The change was primarily attributable to increased consulting and accounting expenses, offset by decreased capital market expenses.

Other costs increased approximately $34,000 for the six months ended June 30, 2024, compared to the same period in 2023. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation, and other miscellaneous charges. The change was primarily attributable to increases in franchise tax fees offset by lower costs for insurance and general office supplies.

Facilities costs include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs decreased approximately $15,000 for the six months ended June 30, 2024, compared to the same period in 2023. The decrease is the result of the Company’s relocation to new shared office space resulting in lower rent and utility costs.

Research and Development Expenses

Research and development expenses were approximately $5.0 million for the six months ended June 30, 2024, compared to $0.5 million for the same period in the prior year. Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with contract research organizations and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the six months ended June 30, 2024, and 2023, respectively, are as follows:

	Six months ended June 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2024	2023
Clinical and preclinical development	$4,516,679	$141,152	$4,375,527	3100%
Personnel costs	458,980	268,727	190,253	71%
Other costs	27,625	53,758	(26,133)	(49)%

Total research and development expenses	$5,003,284	$463,637	$4,539,647	979%

Clinical and preclinical development costs increased approximately $4.4 million for the six months ended June 30, 2024, compared to the same period in the prior year. Clinical and preclinical development costs for the three months ended June 30, 2024, consists of expenses associated with our Phase 2 HELP Open Label Extension Study and Phase 3 LEVEL trial for oral levosimendan, compared with costs for the three months ended June 30, 2023, associated with our Phase 2 HELP Open Label Extension Study for levosimendan.

Personnel costs increased approximately $190,000 for the six months ended June 30, 2024, compared to the same period in the prior year, primarily attributable to vesting of options associated with the commencement of the Phase 3 LEVEL trial for oral levosimendan and additional performance-based compensation plan expense.

Other costs decreased approximately $26,000 for the six months ended June 30, 2024, compared to the same period in the prior year, primarily due to decreased regulatory consulting costs.

Other Income and Expense

Other income and expenses include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include but are not limited to interest income earned and fixed asset disposals. Interest expenses were approximately $17,000 and $16,500 for the six months ended June 30, 2024, and 2023, respectively. The change is due primarily to an increase in the interest rate associated with the premium finance note agreement with Premium Funding Associates, Inc. Other income decreased approximately $56,000 primarily related to higher licensing fees earned in the prior year offset by the interest income on cash deposits as a result of the February 2024 offering.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and, as of June 30, 2024, we had an accumulated deficit of approximately $304.6 million.  We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan and, over the long term, imatinib for PAH, and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

The process of conducting preclinical studies and clinical trials necessary to obtain approval from the FDA is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among other things, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, uncertainty associated with clinical trial enrollment and risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are currently focused on developing our two product candidates, levosimendan and imatinib, and have prioritized levosimendan; however, we will need substantial additional capital in the future in order to finalize the development of levosimendan, commence its commercialization, potentially develop imatinib, and to continue with the development of other potential product candidates.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of approximately $10.6 million and $11.7 million and working capital of approximately $8.9 million and $8.1 million as of June 30, 2024 and December 31, 2023, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

Clinical and Preclinical Product Development

We are currently conducting the LEVEL trial and intend to recruit patients throughout 2024 and into at least the first half of 2025. Our ability to continue to pursue development of our products, including completion of a second Phase 3 oral levosimendan trial, beyond 2027, will depend on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining any necessary resources.

Financings

On August 8, 2024, we sold in the 2024 Private Placement an aggregate of 1,450,661 shares of our common stock, and Pre-Funded Warrants to purchase an aggregate of up to 31,882,671 shares of our common stock, along with accompanying Warrants to purchase an aggregate of up to 16,666,666 shares of our common stock (or, in lieu thereof, additional Pre-Funded Warrants). The purchase price for each share and accompanying Warrant is $3.00, with the accompanying Warrant having an exercise price of $4.50 (provided, the purchase price for each Pre-Funded Warrant and accompanying Warrant is $2.99, with the Pre-Funded Warrants having an exercise price of $0.01). Gross proceeds of the 2024 Private Placement are approximately $100 million, before deducting the placement agent fees and estimated offering expenses payable by the Company.

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

 Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six months ended June 30,
	2024	2023
Net cash (used in) operating activities	$(8,196,669)	$(2,647,838)
Net cash provided by investing activities	-	2,843
Net cash provided by financing activities	7,788,554	13,914,886

Net cash used in operating activities. Net cash used in operating activities was approximately $8.2 million for the six months ended June 30, 2024, compared to approximately $2.6 million for the six months ended June 30, 2023. The increase in cash used for operating activities was primarily due to higher study expense activity in the current period as compared to the prior year.

Net cash provided by investing activities. There was no net cash provided or consumed by investing activities for the three months ended June 30, 2024, compared to net cash provided by investing activities of approximately $2,800 in the six months ended June 30, 2023. The decrease in cash provided by investing activities was primarily due to the sale of all remaining office furniture related to the Company’s headquarters in the prior year.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $7.8 million for the six months ended June 30, 2024, compared to approximately $14.0 million in the six months ended June 30, 2023. The decrease in cash provided by financing activities was due to lower net proceeds received from the February 8, 2024, sale of common stock and warrants compared to the February 3, 2023 sale of common stock and warrants and the exercise of warrants.

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

Based on our working capital on June 30, 2024 and the approximately $100 million in gross proceeds from the 2024 Private Placement, we believe we have sufficient capital on hand to continue to fund operations through the end of the 2027 calendar year.

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

Based on their evaluation, our President and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit Number	Description

4.1	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.2	Form of Warrant to Purchase Shares of Common Stock or Pre-Funded Warrants (incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.1+	Amendment No. 1 to the Tenax Therapeutics, Inc. 2022 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 13, 2024).
10.2+

Amendment to Executive Employment Agreement by and between Tenax Therapeutics, Inc. and Stuart Rich, M.D., dated June 12, 2024 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 13, 2024).

10.3

Form of Securities Purchase Agreement, dated August 6, 2024, by and among Tenax Therapeutics, Inc. and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2024).

10.4	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2024).
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2024

TENAX THERAPEUTICS, INC.

By:	/s/Lawrence R. Hoffman
Lawrence R. Hoffman
Interim Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Accounting Officer)

