Form 10-Q
period 2024-09-30
TENAX THERAPEUTICS, INC.
filed 2024-11-13
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

As of October 31, 2024, the registrant had outstanding 3,408,906 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$98,310,918	$9,792,130
Prepaid expenses	1,438,835	1,639,797
Other current assets	33,875	251,583
Total current assets	99,783,628	11,683,510
Other assets	1,117	1,117
Total assets	$99,784,745	$11,684,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,584,145	$2,073,149
Accrued liabilities	977,545	1,012,468
Note payable	-	500,903
Total current liabilities	2,561,690	3,586,520
Total liabilities	$2,561,690	$3,586,520
Commitments and contingencies; see Note 6
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares; See Note 7
Series A Preferred stock, par value $0.0001, authorized 5,181,346 shares; issued and outstanding 210, as of September 30, 2024 and December 31, 2023, respectively	-	-
Common stock, par value $0.0001 per share; authorized 400,000,000 shares; issued and outstanding 3,408,906 as of September 30, 2024 and 298,281 as of December 31, 2023, respectively	341	30
Additional paid-in capital	405,810,449	305,350,830
Accumulated deficit	(308,587,735)	(297,252,753)
Total stockholders’ equity	$97,223,055	$8,098,107
Total liabilities and stockholders' equity	$99,784,745	$11,684,627

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Operating expenses
General and administrative	$1,506,796	$1,051,524	$4,083,858	$3,363,511
Research and development	3,112,085	1,065,855	8,115,370	1,529,493
Total operating expenses	4,618,881	2,117,379	12,199,228	4,893,004

Net operating loss	4,618,881	2,117,379	12,199,228	4,893,004

Interest expense	6,312	5,337	23,465	21,813
Interest income	(664,724)	(150,741)	(887,057)	(366,877)
Other income, net	-	-	(654)	(62,866)
Net loss	$3,960,469	$1,971,975	$11,334,982	$4,485,074

Net loss per share, basic and diluted	$0.19	$6.61	$1.37	$19.36
Weighted average number of common shares and prefunded warrants outstanding, basic and diluted	21,161,143	298,280	8,282,118	231,653

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	Number of Shares	Amount	Number of Shares	Amount	paid-in capital	Accumulated deficit	stockholders' equity

Balance at December 31, 2022	210	$-	28,647	$3	$291,034,818	$(289,542,080)	$1,492,741
Public offering sale of common stock, warrants, and prefunded warrants	-	-	86,994	9	13,896,516	-	13,896,525
Offering costs	-	-	-	-	(282,647)	-	(282,647)
Exercise of pre-funded warrants for cash	-	-	18,076	2	511,309	-	511,311
Exercise of pre-funded warrants, cashless	-	-	3,259	-	-	-	-
Exercise of warrants, cashless	-	-	135,069	13	(13)	-	-
Stock split and fractional shares issued	-	-	174	-	-	-	-
Compensation on options issued	-	-	-	-	66,543	-	66,543
Net loss	-	-	-	-	-	(1,406,760)	(1,406,760)
Balance at March 31, 2023	210	$-	272,219	$27	$305,226,526	$(290,948,840)	$14,277,713
Exercise of warrants, cashless	-	-	26,062	3	(3)		-
Compensation on options issued	-	-	-	-	50,283	-	50,283
Net loss	-	-	-	-	-	(1,106,338)	(1,106,338)
Balance at June 30, 2023	210	$-	298,281	$30	$305,276,806	$(292,055,178)	$13,221,658
Compensation on options issued	-	-	-	-	37,012	-	37,012
Net loss	-	-	-	-	-	(1,971,975)	(1,971,975)
Balance at September 30, 2023	210	$-	298,281	$30	$305,313,818	$(294,027,153)	$11,286,695

Balance at December 31, 2023	210	$-	298,281	$30	$305,350,830	$(297,252,753)	$8,098,107
Public offering sale of common stock, warrants, and prefunded warrants, net	-	-	421,260	42	6,183,619	-	6,183,661
Exercise of pre-funded warrants for cash	-	-	973,240	97	1,827,036	-	1,827,133
Exercise of pre-funded warrants, cashless	-	-	205,467	21	(21)	-	-
Stock split and fractional shares issued	-	-	59,997	6	828	-	834
Compensation on options issued	-	-	-	-	118,790	-	118,790
Net loss	-	-	-	-	-	(3,798,840)	(3,798,840)
Balance at March 31, 2024	210	$-	1,958,245	$196	$313,481,082	$(301,051,593)	$12,429,685
Compensation on options issued	-	-	-	-	22,060	-	22,060
Net loss	-	-	-	-	-	(3,575,673)	(3,575,673)
Balance at June 30, 2024	210	$-	1,958,245	$196	$313,503,142	$(304,627,266)	$8,876,072
Public offering sale of common stock, warrants, and prefunded warrants, net	-	-	1,450,661	145	92,292,719	-	92,292,864
Compensation on options issued	-	-	-	-	14,588	-	14,588
Net loss	-	-	-	-	-	(3,960,469)	(3,960,469)
Balance at September 30, 2024	210	$-	3,408,906	$341	$405,810,449	$(308,587,735)	$97,223,055

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30
	2024	2023
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(11,334,982)	$(4,485,074)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	2,864
Interest on debt instrument	23,465	21,151
Gain on sale of equipment	-	1,125
Issuance and vesting of compensatory stock options and warrants	155,438	153,838
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	418,670	342,834
Accounts payable and accrued liabilities	(546,558)	(765,730)
Net cash used in operating activities	(11,283,967)	(4,728,992)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	2,843
Net cash provided by investing activities	-	2,843

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, warrants, and pre-funded warrants, net of offering costs	98,476,525	13,682,128
Proceeds from the exercise of warrants	1,827,133	511,311
Payments on short-term note	(500,903)	(449,836)
Net cash provided by financing activities	99,802,755	13,743,603

Net change in cash and cash equivalents	88,518,788	9,017,454
Cash and cash equivalents, beginning of period	9,792,130	2,123,682
Cash and cash equivalents, end of period	$98,310,918	$11,141,136

Supplemental Disclosures:
Cash paid for interest	$23,465	$21,151
Cash paid for income taxes	$-	$-

Non-cash financing activity
Cashless exercise of warrants and prefunded warrants	$21	$16

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

Going Concern

Management believes the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of approximately $308.6 million and $297.3 million on September 30, 2024, and December 31, 2023, respectively, and expects to incur substantial operating losses for the foreseeable future.

On August 8, 2024, the Company closed a private placement financing (the “August 2024 Offering”), generating gross proceeds of approximately $99.7 million, before deducting placement agent fees and estimated offering expenses payable by the Company. In assessing its ability to continue as a going concern, the Company has carefully evaluated the conditions and events that may raise substantial doubt about its ability to continue operations for one year from the issuance date of the financial statements included herein. This evaluation considered several factors, including the Company's current financial condition and available liquidity sources, which now include the proceeds from the August 2024 Offering. Additionally, the assessment incorporated the Company’s current cash and cash equivalents balances, projected cash flows, and obligations due within twelve months of the issuance date of these financial statements.

In view of the matters described above, the Company has determined that there is no longer substantial doubt about its ability to continue as a going concern given the approximately $99.7 million in gross proceeds from the August 2024 Offering, which is believed by Company management to be sufficient for the Company to continue its operations over at least the next 12 months.

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

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 28, 2024, from which the Company derived the balance sheet data on December 31, 2023.

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

Cash Concentration Risk

The Federal Deposit Insurance Corporation (the “FDIC”) insurance limits are $250,000 per depositor per insured bank. The Company had cash balances of $495,909 and $2,383,498 uninsured by the FDIC as of September 30, 2024 and December 31, 2023, respectively. In August 2023, the Company, through its commercial bank began to utilize the IntraFi network of commercial banks. IntraFi deposits $250,000 in each of its member banks to maintain the FDIC insurance limit. On September 30, 2024, the Company had $97.6 million deposited in the network which is fully FDIC insured.

Liquidity and Capital Resources

The Company has financed its operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. The Company had total current assets of approximately $99.8 million and $11.7 million and working capital of $97.2 million and $8.1 million as of September 30, 2024, and December 31, 2023, respectively.

The Company’s cash resources were approximately $98.3 million as of September 30, 2024, compared to cash resources of approximately $9.8 million as of December 31, 2023.

The Company expects to continue to incur expenses related to the development of levosimendan for PH-HFpEF and other potential indications and, over the long term, imatinib for PAH, as well as identifying and developing other potential product candidates. Based on its resources on September 30, 2024, the Company believes that it has sufficient capital to fund its planned operations through the end of 2027.

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

Warrants for Common Shares and Derivative Financial Instruments

Warrants for our shares of common stock and other derivative financial instruments are classified as equity if the contracts: (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts are classified as equity or liabilities if the contracts: (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions that do not qualify for the scope exception. The Company assesses the classification of its warrants for shares of common stock and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

Loss Per Share

Basic loss per share, which excludes antidilutive securities, is computed by dividing net loss by the weighted-average number of common shares outstanding for that particular period. In contrast, diluted loss per share considers the potential dilution that could occur from other equity instruments that would increase the total number of outstanding shares of common stock. Such amounts include shares potentially issuable under outstanding options, restricted stock, and warrants.

The following outstanding options, restricted stock grants, convertible preferred shares and warrants were excluded from the computation of basic and diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect.

	As of nine months ended September 30,
	2024	2023

Warrants to purchase common stock	19,886,360	21,528
Options to purchase common stock	1,731	936
Convertible preferred shares outstanding	210	210

NOTE 3. BALANCE SHEET COMPONENTS

Property and equipment, net

Property and equipment primarily consist of office furniture and fixtures.

The Company had depreciation expense of $0 and $1,000 for the three months ended September 30, 2024, and 2023, respectively. For the nine months ended September 30, 2024, and 2023, the Company had depreciation expense of $0 and $2,900, respectively.

Accrued liabilities

Accrued liabilities consists of the following:

	September 30, 2024	December 31, 2023
Operating costs	$105,823	$236,878
Employee related	871,722	775,590
	$977,545	$1,012,468

NOTE 4. NOTE PAYABLE

Premium Finance Agreement

On December 31, 2023, the Company executed a premium finance note agreement (the “Note”) with Premium Funding Associates, Inc. The Note financed the Company’s Directors and Officers Insurance Policy as well as the Errors and Omissions policy. The total amount financed was $548,750. The Company paid a down payment of $47,847 at execution leaving a balance of $500,903 payable in monthly installments of $47,847 through December 1, 2024. The Note had an interest rate of 9.95%. The Company recorded interest expense on the Note in the amount of $6,312 and $23,465 for the three and nine months ended September 30, 2024. During the quarter ended September 30, 2024, the Company repaid the entire outstanding balance of the Note.  The balance on the Note as of September 30, 2024 and December 31, 2023, was zero and $500,903, respectively.

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

As of September 30, 2024, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

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

Series A Stock

On December 11, 2018, the Company closed its underwritten offering of 5,181,346 units for net proceeds of approximately $9.0 million (the “2018 Offering”). Each unit consisted of (i) one share of the Company’s Series A convertible preferred stock, par value $0.0001 per share (the “Series A Stock”), (ii) a two-year warrant to purchase 1/1600th of a share of common stock at an exercise price of $1.93, and (iii) a five-year warrant to purchase 1/1600th of a share of common stock at an exercise price of $1.93. In accordance with ASC 480, Distinguishing Liabilities from Equity, the estimated fair value of $1.8 million for the beneficial conversion feature was recognized as a deemed dividend on the Series A Stock during the year ended December 31, 2018.

As of September 30, 2024, there were 210 shares of Series A Stock outstanding convertible in the aggregate into one share of common stock.

Common Stock and Pre-Funded Warrants

The Company’s Certificate of Incorporation authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of September 30, 2024, and December 31, 2023, there were 3,408,906 and 298,281 shares of common stock issued and outstanding, respectively. As of September 30, 2024, and December 31, 2023, there were 31,882,671 and no pre-funded warrants outstanding, respectively.

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

August 2024 Private Placement Financing (the “August 2024 Offering”)

On August 6, 2024, the Company entered into a securities purchase agreement with certain accredited investors for the purchase and sale, in a private placement financing by the Company, of (i) an aggregate of 1,450,661 shares of its common stock, and pre-funded warrants to purchase an aggregate of 31,882,671 shares of common stock and (ii) accompanying warrants to purchase up to an aggregate of 16,666,666 shares of its common stock (or, in lieu thereof, additional pre-funded warrants) at a combined offering price of $3.00 per share of common stock and accompanying warrant, or $2.99 per pre-funded warrant and accompanying warrant, resulting in gross proceeds of approximately $99.7 million. The pre-funded warrants do not expire and have an exercise price of $0.01. The net proceeds of the August 2024 Offering after deducting placement agent fees and direct offering expenses were approximately $92.3 million. The fair value allocated to the common stock, pre-funded warrants, and warrants was $3.2 million, $69.4 million, and $27.1 million, respectively.

Also, on August 6, 2024 and in connection with the August 2024 Offering, the Company entered into a registration rights agreement (the “August 2024 Registration Rights Agreement”) with the purchasers, pursuant to which the Company agreed to register for resale the shares of common stock issued in the August 2024 Offering and the shares of common stock issuable upon exercise of the warrants issued in the August 2024 Offering within 60 days following the effective date of the August 2024 Registration Rights Agreement. Pursuant to the August 2024 Registration Rights Agreement, on August 30, 2024, the Company filed a resale registration statement on Form S-3 with the SEC, which went effective on September 12, 2024.

The August 2024 Registration Rights Agreement includes liquidated damages provisions that meet the definition of a registration payment arrangement that is within the scope of ASC 825-20. The Company determined at the initial issuance of the pre-funded warrants and accompanying warrant that it is not probable that a payment would be required as it has both the intent and ability to satisfy the August 2024 Registration Rights Agreement. Therefore, the Company did not record a liability at inception but will evaluate the contingency at each reporting period.

February 2024 Registered Public Offering (the “February 2024 Offering”)

On February 8, 2024, the Company entered into a securities purchase agreement with certain purchasers for the purchase and sale, in a registered public offering by the Company, of (i) an aggregate of 421,260 shares of its common stock, and pre-funded warrants to purchase an aggregate of 1,178,740 shares of common stock and (ii) accompanying warrants to purchase up to an aggregate of 3,200,000 shares of its common stock at a combined offering price of $5.65 per share of common stock and associated warrant, or $5.649 per pre-funded warrant and associated warrant, resulting in gross proceeds of approximately $9.0 million. The net proceeds of the February 2024 Offering after deducting placement agent fees and direct offering expenses were approximately $8.0 million. The fair value allocated to the common stock, pre-funded warrants and warrants was $0.9 million, $2.4 million, and $5.7 million, respectively.

February 2023 Registered Public Offering (the “February 2023 Offering”)

On February 3, 2023, the Company entered into a securities purchase agreement with certain purchasers for the purchase and sale, in a registered public offering by the Company, of (i) an aggregate of 86,994 shares of its common stock, and pre-funded warrants to purchase an aggregate of 21,341 shares of common stock and (ii) accompanying warrants to purchase up to an aggregate of 216,667 shares of its common stock at a combined offering price of $144 per share of common stock and associated common warrant, or $143.92 per pre-funded warrant and associated common warrant, resulting in gross proceeds of approximately $15.6 million. The net proceeds of the February 2023 Offering after deducting placement agent fees and direct offering expenses were approximately $14.1 million. The fair value allocated to the common stock, pre-funded warrants and warrants was $5.0 million, $1.2 million and $9.4 million, respectively.

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

Warrants

As of September 30, 2024, the Company has 19,886,360 warrants outstanding. The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2024, not including pre-funded warrants:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2023	19,694	$1,095.27
Issued	19,866,666	4.69
Exercised	-	-
Outstanding at September 30, 2024	19,886,360	$5.77

August 2024 Warrants

As described above, as part of the August 2024 Offering, the Company issued unregistered warrants to purchase 16,666,666 shares of its common stock at an exercise price of $4.50 per share. The warrants expire at the earlier of (i) 30 trading days following the date of the Company’s initial public announcement of topline data from its Phase 3 LEVEL trial (the “Topline Data Announcement”), (ii) immediately upon the exercise of the August 2024 pre-funded warrants if such exercise is prior to the Topline Data Announcement, provided that if the pre-funded warrant is not exercised in full, the warrant expires proportionally to the extent the pre-funded warrant is exercised, and (iii) August 8, 2029.  The warrants have an estimated term of 1.8 years. The unregistered warrants were offered in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder. In accordance with ASC 815, Derivatives and Hedging, these warrants are classified as equity and their relative fair value of approximately $27.1 million was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes option pricing model, which is based on the value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, the risk-free interest rate, expected dividends and expected volatility of the price of the underlying common stock. The assumptions used in the Black-Scholes Option Pricing model were as follows:

Remaining estimated term	1.8 Years
Risk free interest rate	3.83%
Expected dividends	-
Expected Volatility	177.27%

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

Stock Options

2022 Stock Incentive Plan, as Amended

In June 2022, the Company adopted the 2022 Stock Incentive Plan, as amended on June 7, 2024 (the “2022 Plan”). Under the 2022 Plan, with the approval of the Board’s Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. The Company’s stockholders have approved a total of 400,688 shares for issuance under the 2022 Plan (688 shares on June 9, 2022, and 400,000 shares on June 7, 2024). The 2022 Plan supersedes and replaces the Tenax Therapeutics, Inc. 2016 Stock Incentive Plan, as amended (the “2016 Plan”) and all shares of common stock remaining authorized and available for issuance under the 2016 Plan and any shares subject to outstanding awards under the 2016 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares automatically become available for issuance under our 2022 Plan.

The following table summarizes the shares available for grant under the 2022 Plan for the nine months ended September 30, 2024.

Shares Available for Grant
Balances at December 31, 2023	1,000
Additional Shares reserved	400,000
Options cancelled/forfeited	-
Options granted	(794)
Balances at September 30, 2024	400,206

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

The following table summarizes the outstanding stock options under the 2022 Plan for the nine months ended September 30, 2024.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2023	331	$992.00
Options cancelled/forfeited	-	-
Options granted	794	3.55
Balances at September 30, 2024	1,125	$294.63

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes Option Pricing Model to calculate the grant date fair value.

The Company recorded compensation expense for stock option grants of $8,981 and $34,049 for the three and nine months ended September 30, 2024, respectively. The Company recorded compensation expense for these stock option grants of $16,089 and $68,586 for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, there were unrecognized compensation costs of approximately $38,160 related to non-vested stock option awards under the 2022 Plan that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.68 years.

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

The following table summarizes the outstanding stock options under the 2016 Plan for the nine months ended September 30, 2024.

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2023	284	$3,251.77
Options cancelled/forfeited	-	-
Balances at September 30, 2024	284	$3,251.77

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes option pricing model to calculate the grant date fair value.

The Company recorded no compensation expense for these stock option grants for the three and nine months ended September 30, 2024, and $7,840 and $23,574 for the three and nine months ended September 30, 2023, respectively.  The Company granted no stock options under the 2016 Plan for the three months ended September 30, 2024.

As of September 30, 2024, there were no unrecognized compensation costs related to non-vested stock option awards under the 2016 Plan.

1999 Stock Plan, as Amended and Restated

In October 2000, the Company adopted the 1999 Stock Plan, as amended and restated on June 17, 2008 (the “1999 Plan”). Under the 1999 Plan, with the approval of the Compensation Committee of the Board of Directors, the Company could grant stock options, restricted stock, stock appreciation rights and new shares of common stock upon exercise of stock options. On March 13, 2014, the Company’s stockholders approved an amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 125 shares, up from 10 previously authorized. On September 15, 2015, the Company’s stockholders approved an additional amendment to the 1999 Plan which increased the number of shares of common stock authorized for issuance under the 1999 Plan to a total of 157 shares, up from 125 previously authorized. The 1999 Plan expired on June 17, 2018, and no new grants may be made under that plan after that date. However, unexpired awards granted under the 1999 Plan remain outstanding and subject to the terms of the 1999 Plan.

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

The following table summarizes the outstanding stock options under the 1999 Plan for the nine months ended September 30, 2024:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balances at December 31, 2023	9	$86,108.80
Options cancelled/forfeited	-	-
Balances at September 30, 2024	9	$86,108.80

The Company chose the “straight-line” attribution method for allocating compensation costs of each stock option over the requisite service period using the Black-Scholes option pricing model to calculate the grant date fair value.

The Company recorded no compensation expense for these stock option grants for the three and nine months ended September 30, 2024, and 2023, respectively.

As of September 30, 2024, there were no unrecognized compensation costs related to non-vested stock option awards under the 1999 Plan.

Inducement Stock Options

The Company granted two employment inducement stock option awards, one for 63 shares of common stock and the other for 156 shares of common stock, to its new CEO on July 6, 2021.

The employment inducement stock option for 63 shares of common stock was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award was to vest as follows: 50% upon initiation of a Phase 3 trial for levosimendan by June 30, 2022; and 50% upon initiation of a Phase 3 trial for imatinib by June 30, 2022. The options had a 10-year term and an exercise price of $3,152.00 per share, the July 6, 2021, closing price of our common stock. As of December 31, 2022, none of the vesting milestones had been achieved and the options were subsequently cancelled. The estimated fair value of this inducement stock option award was $178,291 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.37%, dividend yield of 0%, volatility factor for our common stock of 103.50% and an expected life of 10 years.

The employment inducement stock option award for 156 shares of common stock also was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% on the one-year anniversary of the CEO’s employment start date and an additional 25% on each of the following three anniversaries of the CEO’s employment start date, subject to continued employment. The options have a 10-year term and an exercise price of $3,152 per share, the July 6, 2021 closing price of our common stock. As of September 30, 2024, three of the vesting milestones have been achieved.

The estimated fair value of this inducement stock option award was $403,180 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.13%, dividend yield of 0%, volatility factor for our common stock of 99.36% and an expected life of 7 years.

The Company granted an employment inducement stock option award for 156 shares of common stock to our Chief Medical Officer on January 15, 2021. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% upon initiation of a Phase 3 trial; 25% upon database lock; 25% upon acceptance for review of an investigational NDA; and 25% upon approval. The options have a 10-year term and an exercise price of $2,848 per share, the January 15, 2021 closing price of our common stock. As of September 30, 2024, two of the vesting milestones have been achieved. The estimated fair value of the inducement stock option award granted was $402,789 using a Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 11%, dividend yield of 0%, volatility factor for our common stock of 103.94% and an expected life of 10 years.

Inducement stock option compensation expense totaled $5,607 and $121,389 for the three and nine months ended September 30, 2024. As of September 30, 2024, there was $226,293 remaining unrecognized compensation expense related to these inducement stock options.

NOTE 8. SUBSEQUENT EVENTS

On October 25, 2024, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, stockholders of the Company approved Amendment No. 2 to the 2022 Plan increasing the number of shares of common stock authorized for issuance under the 2022 Plan to a total of 8,336,600 shares, representing an increase of 7,935,912 shares. The Company’s Board of Directors had previously approved Amendment No. 2 to the 2022 Plan on September 6, 2024, subject to stockholder approval.

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

In August 2024, we closed a private placement financing (the “August 2024 Offering”) in which we sold to multiple accredited investors, including certain members of the Company’s Board of Directors, an aggregate of 1,450,661 shares of the Company’s common stock, and pre-funded warrants (“Pre-Funded Warrants”) to purchase an aggregate of 31,882,671 shares of the Company’s  common stock, along with accompanying warrants (“Warrants”) to purchase an aggregate of 16,666,666 shares of the Company’s common stock (or, in lieu thereof, additional Pre-Funded Warrants) for gross process of approximately $99.7 million, before deducting placement agent fees and estimated offering expenses payable by the Company. We intend to use the net proceeds from the August 2024 Offering to complete our ongoing Phase 3 LEVEL trial, to initiate all sites and advance enrollment in a second planned Phase 3 trial of oral levosimendan, and for working capital, capital expenditures, and other general corporate purposes. The approximately $99.7 million in gross proceeds from the August 2024 Offering, combined with the Company’s current cash and cash equivalents, are expected to fund the Company’s operations through the end of 2027.

Business Strategy

Having raised capital expected to fund the Company through the end of 2027, the Company plans to accelerate its Phase 3 program. Site selection and initiation processes, and enrollment of participants, are ongoing in the Phase 3 LEVEL study, the Company having received U.S. Food and Drug Administration (“FDA”) input into this oral levosimendan protocol and clinical development program in the third quarter of 2023. The Company began initiating LEVEL sites in the fourth quarter of 2023 and continues to enroll patients. The Company also plans an open label extension phase following the completion of the randomized phase. The Company will complete efficacy and safety analyses of levosimendan versus placebo at the end of the randomized treatment phase, but many patients will continue, beyond the completion of these statistical analyses, to be treated under the protocol on open label levosimendan, allowing for additional weeks of safety observation that will contribute to the overall body of safety data on oral levosimendan. With the net proceeds of the August 2024 Offering, the Company also expects to fund the initiation of a second Phase 3 study planned for 2025.

The Company has two U.S. Patents, issued in March and July 2023, covering the use of IV and oral levosimendan in patients with PH-HFpEF. An additional new patent was issued in early 2024 which provides protection covering all therapeutic doses of all three formulations of the product in patients with PH-HFpEF.  Given our prioritization of the Phase 3 testing of levosimendan, we have suspended plans to launch an imatinib Phase 3 trial.

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

Our intellectual property and the confidentiality of all our Company information is important to our business and we are taking significant steps to help protect its value. Our research and development efforts, both through internal activities and through collaborative research activities with others, aim to develop new intellectual property and enable us to file patent applications that cover new uses of our existing technologies, alone or in combination with existing therapies, as well as other product candidates.

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

Historically, we have financed our operations principally through equity and debt offerings, including private placements such as the August 2024 Offering and loans from our stockholders. Based on its current operating plan, the Company has determined that there is no longer substantial doubt about its ability to continue as a going concern. Given its resources on September 30, 2024, the Company believes it can continue its operations over at least the next 12 months.

Financial Overview – Three Months Ended September 30, 2024

Operating Expenses

	Three months ended September 30		Increase/ (Decrease)	% Increase/ (Decrease)
	2024	2023
Operating expenses
General and administrative	$1,506,796	$1,051,524	$455,272	43%
Research and development	3,112,085	1,065,855	2,046,230	192%
Total operating expenses	$4,618,881	$2,117,379	$2,501,502	118%

General and Administrative Expenses

General and administrative expenses were $1.5 million for the three months ended September 30, 2024, compared to $1.1 million for the same period in 2023. General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the three months ended September 30, 2024 and 2023, respectively, are as follows:

	Three months ended September 30		Increase/ (Decrease)	% Increase/ (Decrease)
	2024	2023
Personnel costs	$642,150	$439,622	$202,528	46%
Legal and professional fees	681,594	412,121	269,473	65%
Other costs	180,516	196,820	(16,304)	(8)%
Facilities	2,536	2,961	(425)	(14)%
Total general and administrative expenses	$1,506,796	$1,051,524	$455,272	43%

Personnel costs increased approximately $203,000 for the three months ended September 30, 2024, compared to the same period in 2023. The change was primarily attributable to higher salaries and performance-based compensation expense.

Legal and professional fees increased approximately $269,000 for the three months ended September 30, 2024, compared to the same period in the prior year. Professional fees consist of the costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors.

Legal fees increased approximately $36,000 for the three months ended September 30, 2024, compared to the same period in the prior year. The change was primarily due to increased legal fees associated with general corporate matters, fundraising activities and IP costs compared to the same period in the prior year.

Professional fees increased approximately $233,000 for the three months ended September 30, 2024, compared to the same period in the prior year. The change was primarily attributable to increased capital market expenses, consulting expenses and accounting expenses.

Other costs decreased approximately $16,000 for the three months ended September 30, 2024, compared to the same period in 2023. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation, and other miscellaneous charges. The change was primarily attributable to decreases in insurance costs.

Facilities costs include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs decreased by a de minimis amount of approximately $400 for the three months ended September 30, 2024 compared to the same period in 2023.

Research and Development Expenses

Research and development expenses were approximately $3.1 million for the three months ended September 30, 2024, compared to $1.1 million for the same period in the prior year. Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with contract research organizations and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended September 30, 2024, and 2023, respectively, are as follows:

	Three months ended September 30		Increase/ (Decrease)	% Increase/ (Decrease)
	2024	2023
Clinical and preclinical development	$2,690,612	$978,767	$1,711,845	175%
Personnel costs	274,133	71,898	202,235	281%
Other costs	147,340	15,190	132,150	870%
Total research and development expenses	$3,112,085	$1,065,855	$2,046,230	192%

Clinical and preclinical development costs increased approximately $1.7 million for the three months ended September 30, 2024, compared to the same period in the prior year. Clinical and preclinical development costs for the three months ended September 30, 2024 consist of expenses associated with our Phase 2 HELP Open Label Extension Study and Phase 3 LEVEL trial for oral levosimendan, compared with costs for the three months ended September 30, 2023, associated with our Phase 2 HELP Open Label Extension Study for levosimendan.

Personnel costs increased approximately $202,000 for the three months ended September 30, 2024, compared to the same period in the prior year, primarily attributable to higher salaries and additional performance-based compensation expense.

Other costs increased approximately $132,000 for the three months ended September 30, 2024, compared to the same period in the prior year, primarily due to increased regulatory consulting costs.

Other Income and Expense

Other income and expenses include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include but are not limited to interest income earned and fixed asset disposals. Interest expenses were approximately $6,000 and $5,000 for three months ended September 30, 2024 and 2023. Other income increased approximately $514,000 primarily related to higher interest income on increased cash deposits as a result of the August 2024 Offering.

Financial Overview – Nine Months Ended September 30, 2024

Operating Expenses

	Nine months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2024	2023
Operating expenses
General and administrative	$4,083,858	$3,363,511	$720,347	21%
Research and development	8,115,370	1,529,493	6,585,877	431%
Total operating expenses	$12,199,228	$4,893,004	$7,306,224	149%

General and Administrative Expenses

General and administrative expenses were $4.1 million for the nine months ended September 30, 2024, compared to $3.4 million for the same period in 2023. General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the nine months ended September 30, 2024, and 2023, are as follows:

	Nine months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2024	2023
Personnel costs	$1,731,718	$1,446,549	$285,169	20%
Legal and professional fees	1,731,651	1,299,021	432,630	33%
Other costs	610,395	592,174	18,221	3%
Facilities	10,094	25,767	(15,673)	(61)%
Total general and administrative expenses	$4,083,858	$3,363,511	$720,347	21%

Personnel costs increased approximately $285,000 for the nine months ended September 30, 2024, compared to the same period in 2023. The change was primarily attributable to higher salaries and performance-based compensation plan expense.

Legal and professional fees increased approximately $433,000 for the nine months ended September 30, 2024, compared to the same period in the prior year. Professional fees consist of the costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors.

Legal fees increased approximately $77,000 for the nine months ended September 30, 2024, compared to the same period in the prior year. The change was primarily due to increased legal fees associated with general corporate matters, fundraising activities and IP costs compared to the same period in the prior year.

Professional fees increased approximately $356,000 for the nine months ended September 30, 2024, compared to the same period in the prior year. The change was primarily attributable to increased capital market expenses, consulting expenses, and accounting expenses.

Other costs increased approximately $18,000 for the nine months ended September 30, 2024, compared to the same period in 2023. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation, and other miscellaneous charges. The change was primarily attributable to increases in franchise tax fees offset by lower costs for insurance and general office supplies.

Facilities costs include costs paid for rent and utilities at our corporate headquarters in North Carolina. Facilities costs decreased approximately $16,000 for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease is the result of the Company’s relocation to new shared office space resulting in lower rent and utility costs.

Research and Development Expenses

Research and development expenses were approximately $8.1 million for the nine months ended September 30, 2024, compared to $1.5 million for the same period in the prior year. Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with contract research organizations and investigative sites, which conduct our clinical trials and a substantial portion of our pre-clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations, as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the nine months ended September 30, 2024, and 2023, respectively, are as follows:

	Nine months ended September 30,		Increase/ (Decrease)	% Increase/ (Decrease)
	2024	2023
Clinical and preclinical development	$7,207,292	$1,119,920	$6,087,372	544%
Personnel costs	733,113	340,625	392,488	115%
Other costs	174,965	68,948	106,017	154%
Total research and development expenses	$8,115,370	$1,529,493	$6,585,877	431%

Clinical and preclinical development costs increased approximately $6.1 million for the nine months ended September 30, 2024, compared to the same period in the prior year. Clinical and preclinical development costs for the nine months ended September 30, 2024, consists of expenses associated with our Phase 2 HELP Open Label Extension Study and Phase 3 LEVEL trial for oral levosimendan, compared with costs for the nine months ended September 30, 2023, associated with our Phase 2 HELP Open Label Extension Study for levosimendan.

Personnel costs increased approximately $392,000 for the nine months ended September 30, 2024, compared to the same period in the prior year, primarily attributable to vesting of options associated with the commencement of the Phase 3 LEVEL trial for oral levosimendan and additional performance-based compensation plan expense.

Other costs increased approximately $106,000 for the nine months ended September 30, 2024, compared to the same period in the prior year, primarily due to increased regulatory consulting costs.

Other Income and Expense

Other income and expenses include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include but are not limited to interest income earned and fixed asset disposals. Interest expenses were approximately $23,000 and $21,000 for the nine months ended September 30, 2024, and 2023, respectively. The change is due primarily to an increase in the interest rate associated with the premium finance note agreement with Premium Funding Associates, Inc. Other income increased approximately $458,000 primarily related to higher interest income on cash deposits as a result of the February 2024 Offering (as defined below) and August 2024 Offering.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and, as of September 30, 2024, we had an accumulated deficit of approximately $308.6 million.  We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan and, over the long term, imatinib for PAH, and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of approximately $99.8 million and $11.7 million and working capital of approximately $97.2 million and $8.1 million as of September 30, 2024, and December 31, 2023, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high-quality government bonds.

Clinical and Preclinical Product Development

We are currently conducting the LEVEL trial and intend to recruit patients through 2024 and into at least the first half of 2025. Our ability to continue to pursue development of our products, including completion of a second Phase 3 oral levosimendan trial, beyond 2027, will depend on obtaining license income or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining any necessary resources.

Financings

On August 8, 2024, we sold in the August 2024 Offering an aggregate of 1,450,661 shares of our common stock, and Pre-Funded Warrants to purchase an aggregate of up to 31,882,671 shares of our common stock, along with accompanying Warrants to purchase an aggregate of up to 16,666,666 shares of our common stock (or, in lieu thereof, additional Pre-Funded Warrants). The purchase price for each share and accompanying Warrant was $3.00, with the accompanying Warrant having an exercise price of $4.50 (provided, the purchase price for each Pre-Funded Warrant and accompanying Warrant was $2.99, with the Pre-Funded Warrants having an exercise price of $0.01). Gross proceeds from the August 2024 Offering were approximately $99.7 million, before deducting the placement agent fees and estimated offering expenses payable by the Company. Net proceeds from the offering were approximately $92.3 million, after deducting the placement agent fees and offering expenses payable by the Company.

On February 8, 2024, we sold in a registered public offering (the “February 2024 Offering”) (i) an aggregate of 421,260 shares of our common stock and pre-funded warrants to purchase an aggregate of 1,178,740 shares of our common stock and (ii) accompanying warrants to purchase up to an aggregate of 3,200,000 shares of our common stock at a combined offering price of $5.65 per share of common stock and accompanying warrant, or $5.649 per pre-funded warrant and accompanying warrant, resulting in gross proceeds to the Company of approximately $9.0 million. Net proceeds of the offering were approximately $8.0 million, after deducting the placement agent fees and offering expenses payable by the Company.

As retrospectively adjusted for the Reverse Stock Split effected in January 2024, on February 3, 2023, we sold in a registered public offering (i) an aggregate of 86,994 shares of our common stock and pre-funded warrants to purchase an aggregate of 21,341 shares of our common stock and (ii) accompanying warrants to purchase up to an aggregate of 216,667 shares of our common stock at a combined offering price of $144.00 per share of common stock and accompanying warrant, or $143.92 per pre-funded warrant and accompanying warrant, resulting in gross proceeds to the Company of approximately $15.6 million. Net proceeds of the offering were approximately $14.1 million, after deducting the placement agent fees and offering expenses payable by the Company.

As retrospectively adjusted for the Reverse Stock Splits, on May 17, 2022, we sold 6,623 units in a private placement at a purchase price of $1,240.00 per unit for net proceeds of approximately $7.9 million. Each unit consisted of one unregistered pre-funded warrant to purchase one share of our common stock and one unregistered warrant to purchase one share of common stock.

 Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine months ended September 30
	2024	2023
Net cash (used in) operating activities	$(11,283,967)	$(4,728,992)
Net cash provided by investing activities	-	2,843
Net cash provided by financing activities	99,802,755	13,743,603

Net cash used in operating activities. Net cash used in operating activities was approximately $11.3 million for the nine months ended September 30, 2024, compared to approximately $4.7 million for the nine months ended September 30, 2023. The increase in cash used for operating activities was primarily due to higher study expense activity in the current period as compared to the prior year.

Net cash provided by investing activities. There was no net cash provided or consumed by investing activities for the nine months ended September 30, 2024, compared to net cash provided by investing activities of approximately $2,800 in the nine months ended September 30, 2023. The decrease in cash provided by investing activities was primarily due to the sale of all remaining office furniture related to the Company’s headquarters in the prior year.

Net cash provided by financing activities. Net cash provided by financing activities was approximately $99.8 million for the nine months ended September 30, 2024, compared to approximately $14.0 million in the nine months ended September 30, 2023. The increase in cash provided by financing activities was due to higher net proceeds received from the August 8, 2024 and February 8, 2024 sales of common stock, pre-funded warrants, and warrants, compared to the February 3, 2023 sale of common stock and warrants and the exercise of warrants.

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

Based on our working capital on September 30, 2024,  including the approximately $92.3 million in net proceeds from the August 2024 Offering, we believe we have sufficient capital on hand to continue to fund operations through the end of 2027.

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

Based on their evaluation, our President and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit Number	Description

4.1	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2024).
4.2	Form of Warrant to Purchase Shares of Common Stock or Pre-Funded Warrants (incorporated herein by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 6, 2024).
10.1+	Amendment No. 2 to the Tenax Therapeutics, Inc. 2022 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on October 30, 2024).
10.2

Form of Securities Purchase Agreement, dated August 6, 2024, by and among Tenax Therapeutics, Inc. and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2024).

10.3	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2024).
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2024

TENAX THERAPEUTICS, INC.

By:	/s/ Lawrence R. Hoffman
Lawrence R. Hoffman
Interim Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Accounting Officer)

