Form 10-K
period 2024-12-31
TENAX THERAPEUTICS, INC.
filed 2025-03-25
CIK 34956

rrrr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $5,887,711.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of March 21, 2025 was 3,970,385.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2024.

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
•
the success of nonclinical and clinical studies of our product candidates;
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

Risks Related to Our Business and Operations

•
We are limited in the number of products we can simultaneously pursue and therefore our survival depends on our success with a small number of product opportunities, and in particular, oral levosimendan as our prioritized product candidate.
•
We currently have no approved drug products for sale, and we cannot guarantee that we will ever have marketable drug products.
•
We are required to conduct additional clinical trials, including the LEVEL and LEVEL-2 trials for oral levosimendan, which are expensive and time consuming, and the outcomes of the clinical trials are uncertain.
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

Risks Related to Our Financial Position and Need for Additional Capital

•
We will require substantial additional funding to further develop our product candidates, including to complete the open label extension stage of our ongoing Phase 3 LEVEL trial of levosimendan and to complete a second planned global Phase 3 study, LEVEL-2, as well as to initiate or complete an imatinib Phase 3 trial. Failure to obtain this necessary capital when needed on acceptable terms, or at all, or execute on an alternative strategic path, could force us to delay, limit, reduce or terminate our clinical trials, product development efforts and business operations.
•
We may be required to make milestone and royalty payments to the licensor of the levosimendan intellectual property in connection with the development and commercialization of levosimendan, which could adversely affect the profitability of levosimendan, if approved.
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

Risks Related to Our Dependence on Third Parties

•
We have historically relied on and we will continue to rely on third parties substantially to conduct our nonclinical testing and clinical studies and other aspects of our development programs. If those third parties do not satisfactorily perform their contractual obligations or meet anticipated deadlines, the development of our product candidates could be adversely affected.
•
We depend on third parties to formulate and manufacture our products.
•
If we fail to attract and retain senior management and key scientific personnel, we may be unable to successfully develop and commercialize our product candidates.
•
We expect to need to increase the size of our organization to further develop our product candidates, and we may experience difficulties in managing growth.
•
We currently have very little marketing capabilities and no sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our products, if approved, or generate product revenue.

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
•
Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock or securities convertible into common stock.
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

ITEM 1—BUSINESS

Overview

Tenax Therapeutics is a clinical-stage pharmaceutical company using clinical insights to develop novel cardiopulmonary therapies. We employ a clinician-focused drug development approach, led by key opinion leaders and heart failure experts and informed by their clinical insights to precisely target disease pathophysiology. We are currently actively conducting the LEVEL clinical trial to evaluate levosimendan as our prioritized product candidate and have deprioritized a Phase 3 clinical trial of imatinib, two drugs supported by promising evidence that they may significantly improve the lives of patients with pulmonary hypertension. Importantly, both levosimendan and imatinib have already been approved in other indications and prescribed around the world for more than 20 years, and we believe their mechanisms of action are uniquely suitable to target and treat pulmonary hypertension. We believe this derisked approach of using already-approved drugs that provide well-established safety profiles from millions of patients, combined with a development path led by preeminent cardiology and pulmonary hypertension experts, puts us in a strong position to deliver breakthrough cardiopulmonary therapies designed to improve patients’ function and quality of life.

In August 2024, we closed a private placement financing (the “August 2024 Offering”) raising gross proceeds of approximately $100.0 million and in March 2025 we closed a private placement financing (the "March 2025 Offering”) raising gross proceeds of $25.0 million. We intend to use the net proceeds from the August 2024 and March 2025 Offerings to advance our Phase 3 oral levosimendan program, by completing our ongoing Phase 3 LEVEL study and initiating a second planned global Phase 3 study, LEVEL-2. We intend to submit marketing authorization applications following completion of the two Phase 3 trials of levosimendan and, when appropriate, a single Phase 3 trial of imatinib.

Our Strategy

The key elements of our business strategy are outlined below.

Efficiently conduct clinical development to establish clinical proof of principle in new indications, refine dosage levels and dosing strategies, conduct other required clinical and nonclinical testing as FDA and other regulators may require, and continue Phase 3 testing of oral levosimendan, as our prioritized product candidate.

Levosimendan and imatinib have already been approved and prescribed in other indications in many countries around the world. We are conducting clinical development with the intent to establish proof of beneficial activity in cardiopulmonary diseases in which these therapeutics would be expected to have benefit for patients with diseases for which either no pharmaceutical therapies are approved at all, or in the case of pulmonary arterial hypertension, where numerous, expensive therapies generally offer a modest reduction of symptoms. Our focus is primarily on designing and executing formulation improvements, protecting these innovations with patents and other forms of exclusivity, and employing innovative clinical trial science to establish a robust foundation for subsequent development, product approval, and commercialization. We intend to submit marketing authorization applications following two Phase 3 trials of levosimendan, as our prioritized drug candidate. Our trials are designed to incorporate and reflect advanced clinical trial design science and the regulatory and advisory experience of our team. We intend to continue partnering with innovative companies, renowned biostatisticians and trialists, medical leaders, formulation and regulatory experts, and premier preclinical and clinical testing organizations to help expedite development, and continue expanding into complementary areas when opportunities arise through our development, research, and discoveries. We also intend to continue outsourcing to clinical research organizations, and seeking and acting upon the advice of preeminent scientists focused on cardiovascular and pulmonary drug development, when designing and executing our research.

Efficiently explore new high-potential therapeutic applications, in particular where expedited regulatory pathways are available, leveraging third-party research collaborations and our results from related areas.

Levosimendan has shown promise in multiple disease areas during its development and in the more than two decades following its approval. Our own Phase 2 study and open-label extension has demonstrated that levosimendan’s property of relaxing the venous circulation, a formerly under-appreciated mechanism of action of levosimendan, brings durable improvements in exercise capacity and quality of life, as well as other clinical assessments, in patients with PH-HFpEF. The FDA has not approved a therapy for this disease. We are committed to exploring potential clinical indications where our therapies may achieve best-in-class profile, and where we can address significant unmet medical needs.

We believe these factors will support approval by the FDA of this product candidate based on positive Phase 3 data. Through our agreement with our licensor, Orion Corporation, we have access to a library of ongoing and completed trials and research projects, including certain documentation, which we believe, in combination with positive Phase 3 data we hope to generate in at least one indication, will support FDA approval of levosimendan. In order to achieve our objective of developing this medicine for new groups of patients, we have established collaborative research relationships with investigators from leading research and clinical institutions, and our strategic partners. These collaborative relationships have enabled us to explore where our product candidate may have therapeutic relevance, gain the advice and support of key opinion leaders in medicine and clinical trial science, and invest in development efforts to exploit opportunities to advance beyond current clinical care.

Continue to expand our intellectual property portfolio.

Our intellectual property, as more fully described below, and the confidentiality of all our Company information is important to our business and we take significant steps to help protect its value. Our research and development efforts, both through internal activities and through collaborative research activities with others, aim to develop new intellectual property and enable us to file patent applications that cover new uses of our existing technologies, alone or in combination with existing therapies, as well as other product candidates.

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

Our Pipeline and Drug Candidates

PH-HFpEF

Pulmonary hypertension in heart failure with preserved ejection fraction (“PH-HFpEF”) is the most common form of pulmonary hypertension in the world, according to the World Health Organization. Prevalence in the United States is currently estimated to be 1.5 million, although PH-HFpEF may be significantly underdiagnosed because diagnosis typically requires catheterization. Currently, there are no therapies approved for treatment of PH-HFpEF. Even though many therapies have been studied in this indication in the past, none have proven to be effective in treating patients with the disease.

Levosimendan

Levosimendan is a novel, first-in-class K-ATP activator and calcium sensitizer developed for intravenous use in hospitalized patients with acutely decompensated heart failure. It has been granted market authorization in 60 countries for use in this indication, although it is not available in the United States or Canada. It is estimated that over 2.2 million patients have been treated worldwide with levosimendan to date.

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
•
Increasing cardiac contractility by calcium sensitization of troponin C, resulting in a positive inotropic effect which is not associated with substantial increases in oxygen demand; and
•
Opening of mitochondrial potassium channels in cardiomyocytes, resulting in a cardioprotective effect.

Several studies have demonstrated that levosimendan protects the heart and improves tissue perfusion while minimizing tissue damage during cardiac surgery.

Importantly, several published studies provide evidence that levosimendan may improve right ventricular dysfunction, a common comorbidity in patients with pulmonary hypertension. While none of these studies focused specifically on PH-HFpEF patients, the general hemodynamic improvements in these published studies of various types of pulmonary hypertension provide a basis for further evaluation of potential clinical benefit in PH-HFpEF.

Phase 2 HELP Study

Insights from published studies led us to initiate the HELP Study ("Hemodynamic Evaluation of Levosimendan in PH-HFpEF), a Phase 2, double-blind, randomized, placebo-controlled clinical study to evaluate the efficacy and safety of intravenous levosimendan (“TNX-101”) in patients with PH-HFpEF. The primary endpoint of the HELP Study was change from baseline in pulmonary capillary wedge pressure (“PCWP”) during exercise, along with various other secondary endpoints. The first patient was enrolled in the study in March 2019, and the enrollment and dosing of 44 patients was completed in March 2020.

The HELP Study design was novel in several respects. To date, no other multi-center study has evaluated levosimendan in PH-HFpEF patients. Instead, all previous levosimendan heart failure studies have enrolled patients with heart failure with reduced ejection fraction (“HFrEF”), thereby excluding HFpEF patients from the study. Also, the HELP Study utilized a unique 24-hour weekly infusion regimen of 0.075- 0.1µm/kg/min. Finally, the HELP Study employed a unique home-based intravenous infusion administration via an ambulatory infusion pump. This home-based weekly intravenous administration is unlike all other chronic dosing studies of levosimendan that have typically employed a shorter duration and less frequent infusion regimen administered in a hospital setting.

In June 2020, we announced preliminary, top-line data from the HELP study. Hemodynamic measurements were made at rest (supine), after leg raise on a supine bicycle (a test of rapid increase in ventricular filling) and during exercise (25 watts for three minutes or until the patient tired). In the initial open-label phase, 84% of the patients responded to the degree required by the protocol in order to be randomized (including reduction of PCWP of at least 4mm Hg at exercise). In the randomized, placebo-controlled, double-blinded 6-week trial, levosimendan did not demonstrate a statistically significant reduction from baseline in PCWP during exercise, the primary endpoint. However, patients receiving levosimendan had statistically significant reductions from baseline at Week 6 in PCWP and PAP at rest or after leg raise (p<0.05). Furthermore, the study demonstrated a statistically significant reduction in PCWP compared to baseline (p=<0.0017) and placebo (p=<0.0475) when the three patient measurements (i.e., at rest, with legs up, and during exercise) were combined.

Levosimendan also demonstrated a statistically significant improvement in the change in 6-minute walk distance (“6MWD”), a secondary end-point commonly used in many pulmonary hypertension registration trials. Clinical efficacy was confirmed by a statistically significant improvement in 6-minute walk distance of 29 meters (p=0.0329).

The incidence rate of adverse events or serious adverse events between the treatment and placebo groups was similar. In addition, there were no arrhythmias observed, atrial or ventricular, when comparing baseline electrocardiographic monitoring with 72-hour monitoring after five weeks of treatment.

Detailed results from HELP Study were presented at the Heart Failure Society of America Virtual Annual Scientific Meeting in October 2020, at the American Heart Association Scientific Sessions in November 2020, and more recent scientific congresses.

Open-Label Extension Study of Oral Levosimendan (TNX-103)

Following completion of the randomized treatment phase of the HELP Study, patients were able to enter an open-label extension study (“OLE”) to evaluate the safety and efficacy of an oral formulation of levosimendan (“TNX-103”). Patients who agreed to participate in the OLE were safely transitioned from intravenous to oral formulation in late 2021, and the study was continued by the Company and our HELP investigators for over two years, concluding in the first half of 2023. Positive signs of efficacy were observed across all measured parameters during the OLE, which provided us with sufficient data to discuss further development of oral levosimendan with the U.S. Federal Drug Administration (the "FDA").

The transition of patients in the OLE from intravenous to oral formulation occurred safely. Improvements in all measures of efficacy taken in the transition from intravenous to 3mg daily oral levosimendan were observed.

We believe these findings from the HELP Study and the OLE represent important discoveries related to the use of levosimendan in PH-HFpEF patients. Not only is it the first study to evaluate levosimendan in PH-HFpEF patients, but to our knowledge it is also the first study conducted of any therapy in PH-HFpEF patients to show such positive improvements in hemodynamics and 6MWT. Taken together, the encouraging data to date demonstrate that levosimendan’s property of relaxing the venous circulation, a formerly under-appreciated mechanism of action of levosimendan, brings durable improvements in exercise capacity and quality of life, as well as other clinical assessments, in patients with PH-HFpEF.

Phase 3 LEVEL Study

In October 2020, we met with the FDA for an End-of-Phase 2 Meeting to discuss the Phase 2 clinical data and further development of levosimendan in PH-HFpEF. Subsequently, a path to registration was agreed upon involving two confirmatory Phase 3 studies, as well as a plan to replace weekly intravenous levosimendan dosing with daily oral levosimendan doses in the upcoming clinical trials. In February 2022, the FDA provided a written response advising that the safety database required for filing a New Drug Application (“NDA”) only needs to meet two of the three minimum International Clinical Harmonization (“ICH”) standards for a chronic medication in treating a non-life-threatening condition: 300 patients treated for 6 months, and 100 patients treated for 12 months. Tenax plans to continue to discuss with the FDA and other global regulators this requirement and other requirements that will determine the size and timing of its completed Phase 3 program, throughout the execution of its Phase 3 program.

On November 13, 2023, the Company announced that the FDA had reviewed and cleared the Company’s Investigational New Drug (“IND”) application for oral levosimendan for the treatment PH-HFpEF, enabling Tenax to proceed with the first of two Phase 3 studies.

In the fourth quarter of 2023, we initiated the LEVEL Study (LEVosimendan to Improve Exercise Limitation in PH-HFpEF Patients), a Phase 3, randomized, double-blind, placebo-controlled clinical trial to evaluate TNX-103 in patients with PH-HFpEF. The primary endpoint is change in 6MWT from baseline to Week 12. A second global Phase 3 study, LEVEL-2, is expected to initiate in 2025, with the primary endpoint being change in 6MWT from baseline to Week 26.

With the net proceeds from the August 2024 Offering and the March 2025 Offering, we plan to accelerate the Phase 3 program. Site activation and the enrollment of participants are ongoing in the Phase 3 LEVEL study. We also expect to initiate a second Phase 3 study, LEVEL-2, in 2025. In addition, we are planning an OLE phase following the completion of the randomized phase to treat patients under protocol on open label levosimendan, allowing for additional weeks of safety observation that will contribute to the safety data on TNX-103.

PAH

Pulmonary arterial hypertension (PAH) is a type of pulmonary hypertension and a rare, progressive, and serious disease. Although several therapies are now available, none are cures for the disease and patients remain symptomatic with high morbidity and mortality. Importantly, all currently approved PAH therapies are pulmonary vasodilators, and there is no data supporting that these types of treatments halt progression or induce regression of the disease.

Imatinib

Imatinib (marketed in the United States as Gleevec®) is a tyrosine kinase inhibitor. It is the first curative treatment for chronic myeloid leukemia (“CML”) and has significantly impacted patients since receiving FDA approval in 2001.

Separately, imatinib has been shown in animal models of pulmonary hypertension to induce disease reversal by affecting platelet derived growth factor, which may be causal in the disease. Several case reports and small case series of patients with advanced PAH failing combination pulmonary vasodilator therapy that were treated with imatinib were subsequently published, showing dramatic effects on disease stabilization and improvements in symptom and function.

These results led Novartis to develop imatinib as a treatment of PAH. Novartis sponsored a Phase 2 proof-of-concept trial to evaluate the safety, tolerability, and efficacy of imatinib as an adjunct to PAH-specific therapy in patients with PAH. Novartis then sponsored a Phase 3 trial (IMPRES) which met its primary endpoint of significant increase in 6MWT (32 meters, p=0.002), an effect maintained in an extension study in patients remaining on imatinib. However, the data were confounded by a high rate of dropouts in the patients randomized to imatinib, attributed largely to gastric intolerance during the first eight weeks in the study. Consequently, Novartis chose to withdraw the IND application.

On May 30, 2019, PHPrecisionMed Inc. (“PHPM”) met with the FDA to discuss a proposal for a Phase 3 trial of imatinib in PAH using change in 6MWT as the primary endpoint. PHPM received agreement for submission under the 505(b)(2) regulatory pathway, and thereafter received orphan designation. In July 2020, PHPM received agreement from the FDA for the development of a modified release formulation that would require only a small comparative pharmacokinetic and bioavailability study.

In January 2021, Tenax acquired PHPM and renamed the modified release formulation of imatinib TNX-201. Given our prioritization of the LEVEL trials, we have suspended plans to launch an imatinib Phase 3 trial.

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

As of the date of this filing, the Company has been granted four patents, all related to product candidates and proprietary process, method and technology. Our issued levosimendan patents expire in 2039 and late 2040.

On January 4, 2022, we received a patent for the subcutaneous administration of levosimendan (TNX-102), whether through the prototype formulation we have developed in collaboration with a formulation development partner, or other subcutaneous formulations meeting certain broad characteristics defined in the patent. This patent expires in 2039. On March 21, 2023, we were granted a patent for the use of IV levosimendan in the treatment of PH-HFpEF patients. This patent expires in 2040. On July 19, 2023, the Company announced the USPTO issuance of another patent, this one including claims covering the use of oral levosimendan in patients with PH-HFpEF. This issued patent provides exclusivity through December 2040. On February 6, 2024, the Company announced the fourth levosimendan USPTO patent broadening IP protection for oral, I.V., and subcutaneous use of levosimendan and its active metabolites in PH-HFpEF, at all therapeutic doses and in combination with various cardiovascular drugs. The Company also has multiple patent applications pending in Europe and other countries the for the treatment of PH-HFpEF, for oral and combination products.

The U.S. trademark registration for Simdax® is owned by Orion Corporation ("Orion") and is licensed to us for sales and marketing purposes for any intravenous pharmaceutical products containing levosimendan that are commercialized in the United States and Canada.

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

Simdax License Agreement

On November 13, 2013, we acquired, through our wholly-owned subsidiary Life NewCo, Inc., a license agreement between Phyxius and Orion, which was later amended on October 9, 2020, January 25, 2022, and February 19, 2024 (as amended, the “License”). The License grants us an exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan worldwide (the “Territory”) and, pursuant to the October 9, 2020 and January 25, 2022 amendments to the License, also includes two product dose forms containing levosimendan, in capsule and solid dosage form, and a subcutaneously administered product containing levosimendan, subject to specified limitations (together, the “Product”). Pursuant to the License, Tenax and Orion will agree to a new trademark when commercializing the Product in either of these forms.

Pursuant to the License, we have a right of first refusal to commercialize new developments of the Product, including developments as to the formulation, presentation, means of delivery, route of administration, dosage or indication but pursuant to the February 2024 amendment, excluding new applications of levosimendan developed by Orion for neurological diseases and disorders.

Orion’s ongoing role under the License includes sublicense approval, serving as the sole source of manufacture of oral formulations of levosimendan, holding a first right to enforce Orion's intellectual property rights outside the United States and Canada, and certain regulatory participation rights. Orion can notify the Company if it chooses not to exercise its right to supply oral formulations of levosimendan to the Company for commercialization in the Territory. Additionally, the Company must grant back to Orion a broad non-exclusive license to any patents or clinical trial data related to levosimendan developed by the Company under the License.

As consideration for the License, we agreed to pay Orion (i) a one-time up-front payment in the amount of $1.0 million, (ii) development milestones consisting of (a) $10.0 million upon the grant of FDA approval of a levosimendan-based product and (b) $1.0 million upon the grant of regulatory approval for the Product in Canada, (c) $5.0 million due upon the grant of regulatory approval for a levosimendan-based product in Japan, (iii) non-refundable commercialization milestones aggregating to up to $45.0 million, upon achievement of certain cumulative worldwide sales of the Product by the Company, and (iv) tiered royalties based on worldwide net sales of the Product. After the end of the License term, the Company must pay Orion a royalty based on net sales of the Product in the Territory for as long as the Company sells the Product in the Territory.

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

Manufacturing and Supply

We contract with third parties for the manufacturing of all of our product candidates and for pre-clinical and clinical studies and intend to continue to do so in the future. We do not own or operate any manufacturing facilities and we have no plans to build any owned clinical or commercial scale manufacturing capabilities. We believe that the use of third-party manufacturers and contract drug manufacturing organizations (“CMOs”) eliminates the need to directly invest in manufacturing facilities, equipment and additional employees.

Pursuant to the terms of the License, Orion is contractually our sole manufacturing source for TNX-103. We may engage other third-party suppliers and CMOs for the supply and manufacture of TNX-102, or other formulations we may develop.

We have engaged various third-party suppliers and CMOs for the supply and manufacture of imatinib for potential future clinical trials and relied on such contractors for material contributing to TNX-201, for testing in our two completed Phase 1 trials.

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

We believe alternate sources of manufacturing will be available to satisfy our clinical and future commercial requirements however, we cannot guarantee that identifying and establishing alternative relationships with such sources will be successful, cost effective, or completed on a timely basis without significant delay in the development or commercialization of our product candidates. All of the vendors we use are required to conduct their operations under current Good Manufacturing Practices, a regulatory standard for the manufacture of pharmaceuticals.

Competition

The pharmaceutical and biotechnology industries are intensely competitive. Many companies, including biotechnology, chemical, and pharmaceutical companies, are actively engaged in activities similar to ours, including research and development of drugs for the treatment of cardiovascular, pulmonary, and related medical conditions, both rare and common. Many of these companies have substantially greater financial and other resources, larger research and development staff and more extensive marketing and manufacturing organizations than we do. In addition, some of them have considerable experience in preclinical testing, clinical trials and other regulatory approval procedures. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working. Our success will be based in part on our ability to identify, develop and manage a portfolio of product candidates that are safer and more effective than any competing products.

We believe the concept of using TNX-101/102/103 (levosimendan) to treat patients with PH-HFpEF is novel, and the patent granted for this use in March 2023 demonstrates the USPTO’s concurrence. Because no therapies are approved to treat PH-HFpEF, we believe our ability to succeed in the market is primarily dependent on our ability to change the established practice paradigm, which could be difficult. Key factors on which we will compete with regards to the development and marketing of levosimendan for the treatment of pulmonary hypertension in these patients include, among others, the ability to obtain adequate efficacy data, safety data, cost effectiveness data and hospital formulary approval, marketing exclusivity, as well as sufficient distribution and handling. Furthermore, while we believe the mechanism of action of levosimendan is novel, other low-priced, generically available products possess some similar qualities, which could present competition in the form of therapeutic substitution. Other companies, including for example Astra Zeneca, Tectonic, and Merck, are currently conducting Phase 1 and Phase 2 clinical trials of potential new therapies to great PH-HFpEF. Merck’s sotatercept is approved for PAH and is being tested in a subset of PH patients with HFpEF, with a data readout predicted in 2025. These companies may be successful in their efforts to gain market approval for a product in the same patients we aim to treat with levosimendan, whether before or after we could do so. Some classes of medical therapy such as SGLT-2 inhibitors and GLP-1 agonists are or may be approved for use in patients with heart failure, and may or may not be developed specifically for PH-HFpEF, creating competition in the future. Some approved products to treat common conditions such as diabetes and obesity are theorized, or proven, to provide benefit in patients with heart failure, and are sometimes used in these patients, including off-label. Products approved for PAH, including endothelin receptor agonists (ERAs) and phosphodiesterase type 5 (PDE5) inhibitors, even though trials have not shown benefit and have sometimes demonstrated harm, and manufacturers of which have not sought approval in patients with PH-HFpEF by filing an NDA or BLA, are nevertheless prescribed off-label by some physician who care for patients with PH associated with HFpEF, and who state in our own market research that they wish to provide something for patients with this disease.

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

Government Regulation

The manufacture and distribution of levosimendan will require the approval of U.S. government authorities as well as those of foreign countries. In the United States, the FDA regulates medical products. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our medical products. In addition to FDA regulations, we are also subject to other federal and state regulations, such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial funds.

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

The effects of government regulations on our business are discussed under the heading “Risk Factors - Risks Relating to Our Industry” included elsewhere in this Annual Report on Form 10-K.

Employees and Human Capital

We have assembled a high-quality team of clinical development managers and executives with significant experience in the biotechnology and pharmaceutical industries.

As of December 31, 2024, we had four full-time employees and two part-time employees. As of the date of this Annual Report on Form 10-K, we had five full-time employees and two part-time employees. In addition to our employees, we also rely on the service and support of outside consultants and advisors. None of our employees is represented by a union, and we believe relationships with our employees are good.

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

Risks Related to Our Business and Our Operations

We are limited in the number of products we can simultaneously pursue and therefore our survival depends on our success with a small number of product opportunities.

At present we are focusing our resources on developing levosimendan for the treatment of PH-HFpEF, while imatinib for the treatment of PAH remains part of our portfolio. We intend to commit most of our resources to advancing levosimendan to the point it receives regulatory approval for the treatment of pulmonary hypertension in patients with HFpEF. Depending on whether we raise additional funds in the future, as well as on decisions made by the USPTO, clinical trial results and other information revealed by competitors, and other factors, we will prioritize our funding and other resources. If as a consequence of the results of our planned Phase 3 trials for levosimendan, or the results of prior clinical trials performed using levosimendan or imatinib, we are unable to receive regulatory approval of one or both of our existing product candidates, then we may not have resources to pursue development of any other products and our business could terminate.

We currently have no approved drug products for sale, and we cannot guarantee that we will ever have marketable drug products.

We currently have no approved drug products for sale and our business depends on the successful development and commercialization of our product candidates. The research, testing, manufacturing, labeling, approval, selling, marketing, and distribution of drug products are extensively regulated by the FDA and other regulatory authorities in the United States and other countries, with regulations differing from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a New Drug Application (“NDA”) from the FDA for each product candidate. We have not submitted an NDA or received marketing approval for any of our product candidates. In addition, markets outside of the United States also have requirements for approval of drug candidates which we must comply with prior to marketing. Accordingly, we cannot guarantee that we will ever have marketable drug products.

The process of developing new drugs and/or therapeutic products is inherently complex, unpredictable, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. Product candidates that appear to be promising at some or all stages of development may not receive approval or reach the market for a number of reasons that may not be predictable based on results and data of the clinical program. Product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoints due to statistical anomalies even though clinical benefit may have been achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance. Even if we believe the preclinical or clinical data for our product candidates are favorable, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Additionally, the FDA may require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program.

We are required to conduct additional clinical trials, including the LEVEL and LEVEL-2 trials for oral levosimendan, which are expensive and time consuming, and the outcome of the clinical trials is uncertain.

We expect to commit a substantial portion of our financial and business resources in the short-term to completing the LEVEL and LEVEL-2 trials and advancing this product through to regulatory approval for use in PH-HFpEF, and potentially other indications. We may in the future commit resources to clinical trials for our other product candidates, including imatinib. All of these clinical trials and product testing efforts will be expensive and time consuming and the timing of the regulatory review process is uncertain. The applicable regulatory agencies may suspend clinical trials at any time if they believe that the subjects participating in such trials are being exposed to unacceptable health risks. We cannot assure you that we will be able to complete our clinical trials successfully or obtain FDA or other governmental or regulatory approval of our product candidates, or that such approval, if obtained, will not include limitations on the indicated uses for which our product candidates may be marketed. Our business, financial condition and results of operations are critically dependent on obtaining capital to advance our testing program and receiving FDA and other governmental and regulatory approvals of our products. A significant delay in or failure of our planned clinical trials or a failure to achieve these approvals would have a material adverse effect on us and could result in major business and financial setbacks.

Delays in the enrollment and completion of clinical testing could result in increased costs to us and delay or limit our ability to obtain regulatory approval for our product candidates.

Delays in the commencement, enrollment and completion of clinical testing could significantly affect our ability to gain FDA approval of current product candidates, and to gain this approval in the timeline planned, and could significantly increase our future product development costs. The completion of clinical trials requires us to identify and maintain a sufficient number of trial sites, many of which might already be engaged in other clinical trial programs for the same indication as our product candidates, might be required to withdraw from our clinical trial as a result of changing standards of care, might suffer from staff shortages at the institutional or clinic level that impact their ability to enroll and treat patients under our protocols, or might become ineligible to participate in clinical studies. The enrollment and completion of clinical trials can be delayed for a variety of other reasons, including delays related to:

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

Changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. Amendments may require us to resubmit our clinical trial protocols to IRBs for re-examination, which may impact the costs, design, timing or successful completion of a clinical trial. If we experience delays in the completion of, or if we terminate, our clinical trials, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenues will be delayed. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Even if we are ultimately able to commercialize our product candidates, other therapies for the same or similar indications may have been introduced to the market and established a competitive advantage.

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
•
our ability to hire and retain a sales force in the United States or elsewhere;
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

From time to time, we may publish or reference interim, top-line, or preliminary results from our clinical trials, including of blinded or unblinded data. Interim or top-line results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcome measurements may materially change as patient enrollment and treatment extends and more patient experience is observed. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final and complete data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

Risks Related to Our Financial Position and Need for Additional Capital

We will require substantial additional funding to further develop our product candidates, including to complete the open label extension stage of our ongoing Phase 3 LEVEL trial and to complete a second planned global Phase 3 study, Level-2, as well as to initiate or complete an imatinib Phase 3 trial. Failure to obtain this necessary capital when needed on acceptable terms, or at all, or execute on an alternative strategic path, could force us to delay, limit, reduce or terminate our clinical trials, product development efforts and business operations.

Developing biopharmaceutical products, including conducting preclinical studies and clinical trials and establishing manufacturing and sales and marketing capabilities, is expensive. We expect our research and development expenses to continue to increase in connection with our ongoing activities, including the completion of the LEVEL and LEVEL-2 trials. In addition, our expenses could increase beyond expectations if applicable regulatory authorities, including the FDA, require that we perform studies additional to those we currently anticipate, in which case the timing of any potential product approval may be delayed.

As of December 31, 2024, we had $94.9 million of cash and cash equivalents on hand and subsequent to year end, on March 5, 2025 we raised an additional $25.0 million of gross proceeds from an offering of common stock and pre-funded warrants. We will need substantial additional capital in order to develop our product candidates, including to complete the LEVEL and LEVEL-2 trials, to complete the regulatory approval process and commercialization of levosimendan, and, potentially, imatinib, or any future product candidates. We continue to evaluate pursuing additional public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding may not be available on favorable terms, if at all.

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

•
the number of investigator sites and patients who participate and the impact that factors such as the rate of patient recruitment, the standard deviation of treatment effect, and the number of patients who have events or withdraw from therapy, and evolving FDA and other regulator input and guidance, have on the expected timelines and the eventual required number of patients enrolled for each of our clinical programs;
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

In the event we are unable to obtain additional capital as needed or execute on an alternative strategic path, we may further delay, limit, reduce or terminate our current development efforts and business operations.

We may be required to make milestone and royalty payments to the licensor of the levosimendan intellectual property in connection with the development and commercialization of levosimendan, which could adversely affect the profitability of levosimendan, if approved.

Under the terms of our license agreement with Orion, we are required to pay to Orion tiered royalties based on worldwide net sales of the product by the Company and any sublicensees, a $10.0 million milestone payment upon the grant of FDA approval of a levosimendan-based product, a $5.0 milestone payment upon the grant of regulatory approval for a levosimendan-based product in Japan, as well as certain non-refundable commercialization milestone payments, aggregating to up to $45.0 million, contingent upon achievement of certain cumulative worldwide sales of the product by the Company. In the event that no regulatory approval for a product containing levosimendan has been granted in the United States on or before September 20, 2030, however, either party will have the right to terminate the license with immediate effect.

These development and milestone obligations and royalties could impose substantial additional costs on us, divert resources from other aspects of the business, and adversely affect the overall profitability of levosimendan, if approved. We may need to obtain additional financing to satisfy these milestone and royalty payments, and cannot be sure that any additional funding, if needed, will be available on favorable terms, or at all.

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

Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, among others:

•
our ability to develop and commercialize our current product candidates, and any product candidate which we may develop or in-license in the future;
•
delays in the commencement, recruitment and initiation of sites, enrollment of patients, and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;
•
the costs and timing of regulatory approval;
•
the success of clinical trials of our product candidates;
•
our ability to raise additional money to complete the development and commercialization of our current or future product candidates and support our operations;
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
•
our ability to attract and retain personnel, including our executive team, advisors and members of our Board of Directors; and
•
volatility and uncertainty in the global economy and financial markets in light of the possibility of pandemics, global financial and geopolitical uncertainties, including in the Middle East and the Russian invasion of and war against the country of Ukraine, and fluctuations in biotechnology investor sentiment.

Due to the various factors mentioned above, and others, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance.

We have incurred losses since our inception, expect to continue to incur losses in the foreseeable future, and may never become profitable.

We have incurred losses since inception. For the years ended December 31, 2024 and 2023, we incurred net operating losses of $19.5 million and $8.2 million, respectively. We have funded our operations since 2013 principally through the issuance of debt and equity securities. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan for pulmonary hypertension and other potential indications, imatinib for PAH, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Many of our current competitors have significant financial, marketing and personnel resources and development capabilities. For example, many large, well-capitalized companies already offer cardiovascular and pulmonary products and services in the United States and Europe that target the indications for which our product candidates are being developed, or related indications. Currently, as an example, at least twelve vasodilators are marketed in the U.S. for use in patients with PAH, and sales teams from Janssen, Pfizer, Bayer, United Therapeutics, and other large companies with marketing and sales capabilities represent these products in the specialized care centers where the disease is treated. While there are no products currently marketed to treat PH-HFpEF, specifically, some products are under development to treat this prevalent disease, and some products marketed for other conditions or for HFpEF alone, are used in these patients and could constitute competition at the patient, payor, or overall market level in future.

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
•
at any time, the FDA and other regulatory agencies can provide evolving input into the design of our clinical program, and input from different regulators may be challenging to reconcile within an ongoing development program;
•
if a prolonged government shutdown occurs, reductions in staffing at the FDA, or similar impacts on medical review functions within global regulators, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions; and
•
even after extensive testing and clinical trials, and receiving agreements and reassurances from the FDA, EMA, and others, as to their future position on a dataset or result to be generated from a trial the design of which they have weighed in on, there is no assurance that regulatory approval will ever be obtained for any of our products.

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

The containment of healthcare costs is a priority of federal, state and foreign governments and the prices of drug products have been a focus in this effort. The continuing efforts of government, private insurance companies and other organizations to contain or reduce costs of healthcare, including through such recent legislation as the Inflation Reduction Act in the U.S., the effects of which are evolving over time, may adversely affect our ability to set as high a price for our products as we might otherwise and the rate and scope of adoption of our products by healthcare providers. We expect that federal, state and local governments in the United States, as well as governments in other countries, will continue to consider legislation directed at lowering the total cost of healthcare. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain whether and how future legislation, whether domestic or abroad, could affect prospects for our product candidates or what actions governmental or private payers for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, may prevent or limit our ability to generate revenue, attain profitability or commercialize our product candidates.

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

Our business exposes us to the risk of product liability claims that are inherent in the manufacturing, distribution, and sale of pharmaceutical products. We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and an even greater risk when we commercially sell any products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Risks Related to Our Dependence on Third Parties

We have historically relied on and we will continue to substantially rely on third parties to conduct our nonclinical testing and clinical studies and other aspects of our development programs. If those third parties do not satisfactorily perform their contractual obligations or meet anticipated deadlines, the development of our product candidates could be adversely affected.

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

Pursuant to the terms of our license for levosimendan, Orion is at present our sole manufacturing source for TNX-103; should they opt not to provide us the product, our license agreement provides for 24 months’ notice to the Company of same, to allow an alternative manufacturer to be brought onboard. We might engage other third-party suppliers and CMOs for the supply and manufacture of TNX-102, or other formulations we might develop. Accordingly, our business is susceptible to disruption, and our results of operations can be adversely affected, by any disruption in supply or other adverse developments in our relationship with Orion. If supply from Orion is delayed or terminated, or if its facilities suffer any damage or disruption, we may need to successfully qualify an alternative supplier in a timely manner in order to avoid disruption of our business. If we cannot obtain an alternate manufacturer in a timely manner, we would experience a significant interruption in supply of levosimendan, which could negatively affect our clinical trial conduct and other product development efforts and timelines, financial condition, results of operations and cash flows.

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

We have historically operated with a limited number of employees. As of December 31, 2024, we had four full-time employees and two part-time employees, and in the first quarter of 2025 added one additional full-time employee. Therefore, institutional knowledge is concentrated within a small number of employees. Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel to continue the development, regulatory approval and commercialization of our product candidates. We will need to hire or contract with additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing, and sales and marketing. Additionally, our future success is highly dependent upon the contributions of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

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

We expect to need to increase the size of our organization to further develop our product candidates, and we may experience difficulties in managing growth.

We will need to manage our anticipated growth and increased operational activity, including as a result of the continuing development of levosimendan and any other product candidates. Our personnel, systems, and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy will require that we:

•
manage our research and development activities and our regulatory trials effectively;
•
attract and motivate sufficient numbers of talented employees or consultants;

•
manage our internal development efforts effectively while complying with our contractual obligations to licensors, licensees, contractors, collaborators and other third parties;
•
develop internal sales and marketing capabilities or establish collaborations with third parties with such capabilities;
•
commercialize our product candidates; and
•
improve our operational, financial and management controls, reporting systems and procedures.

This planned future growth could place a strain on our administrative and operational infrastructure and may require our management to divert a disproportionate amount of its attention away from our day-to-day activities. We may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel, which may result in weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and consultants and reduced productivity among remaining employees and consultants. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate or increase our revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to effectively manage any future growth.

We currently have very limited marketing capabilities and no sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, we will be unable to successfully commercialize our products, if approved, or generate product revenue.

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

We are pursuing a multi-faceted IP strategy for levosimendan that includes filing patent applications in the U.S. and Canada, Europe, and multiple other countries that, if granted, could protect various uses and formulations of levosimendan In January 2022, the USPTO granted us a patent protecting claims for different uses of various cyclodextrin-based subcutaneous formulations of levosimendan, including a claim for its use in the treatment of PH-HFpEF patients. In addition, we received in March 2023 another patent protecting the use of levosimendan in the treatment of PH-HFpEF. Two subsequent patents expanded these protections on the use of levosimendan in the treatment of PH-HFpEF. Other patent applications are pending globally.

Our strategy to maximize market exclusivity for imatinib relies on two forms of exclusivity. First, we have been granted Orphan Drug Designation for the treatment of PAH by the FDA which would provide seven years of regulatory exclusivity in the U.S. if our imatinib formulation is the first to receive FDA approval for PAH. In addition, we may file one or more patent applications to cover patentable subject matter that may result from our imatinib development. If granted, a patent would provide protection for 20 years from its filing date.

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

Furthermore, a third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. These lawsuits are costly and could affect our results of operations and divert the attention of managerial and technical personnel. There is a risk that a court would decide that we or our commercialization partners are infringing the third party’s patents and would order us or our partners to stop the activities covered by the patents. In addition, there is a risk that a court will order us or our partners to pay the other party damages for having violated the other party’s patents. We have agreed to indemnify certain of our commercial partners against certain patent infringement claims brought by third parties. The biotechnology and pharmaceutical industries have produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this. Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

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
•
status of our search and selection of future management and leadership; and
•
general economic and market conditions, including as a result of disruptive events broadly affecting society, and as a result of geopolitical uncertainties, including in the Middle East and the Russian invasion of and war against the country of Ukraine.

Some companies that have had volatile market prices for their securities have had securities class action lawsuits filed against them. Such lawsuits, should they be filed against us in the future, could result in substantial costs and a diversion of management’s attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

Investors may experience dilution of their ownership interests because of the future issuance of additional shares of our common stock or securities convertible into common stock.

For the foreseeable future, to finance our operations, including possible acquisitions or strategic transactions, we expect to issue equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 400,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2024, there were 3,420,906 shares of common stock outstanding, 19,874,360 shares underlying warrants with a weighted average exercise price of $5.77 per share, 31,882,671 shares underlying pre-funded warrants with an exercise price of $0.01 per share, and 3,126,750 shares underlying options with a weighted average exercise price of $6.96 per share. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, or for other business purposes. The future issuance of any such additional shares of common stock or common stock equivalents may create downward pressure on the trading price of our common stock.

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

ITEM 2—PROPERTIES

We own no real property. Beginning November 1, 2022, we maintain a membership providing dedicated office space, as well as shared services and shared space for meetings, catering, and other business activities, at our principal executive office located at 101 Glen Lennox Drive, Suite 300, Chapel Hill, North Carolina 27517.

ITEM 3—LEGAL PROCEEDINGS

We are subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on our consolidated financial statements.

ITEM 4— MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS

The following table sets forth information concerning our executive officers as of March 21, 2025:

Name	Age	Position
Christopher T. Giordano	51	President and Chief Executive Officer and Director
Thomas A. McGauley, CPA	52	Interim Chief Financial Officer
Stuart Rich, MD	75	Chief Medical Officer and Director

Christopher T. Giordano joined the Company as our Chief Executive Officer and a member of our Board of Directors in July 2021 and became President and Chief Executive Officer in October 2021. From March 2018 to July 2021, he served as President of IQVIA Biotech LLC and IQVIA MedTech Inc., a provider of integrated clinical and commercial solutions to medical device and small biotech companies, where he led an executive team that managed a clinical trial portfolio of several hundred active projects during his three years of leadership. Prior to that role, from August 2008 to March 2018, Mr. Giordano held roles of increasing responsibility at Quintiles Transnational Holdings Inc., a provider of pharmaceutical outsourcing services (acquired by IMS Health Holdings, Inc. in October 2016 to become IQVIA Holdings Inc.), and was most recently Global Vice President of the cardiovascular, renal, and metabolic group. From January 2001 to July 2008, Mr. Giordano served in various sales and operational roles at PPD, Inc., a global clinical research organization. Mr. Giordano holds a B.A. (summa cum laude) in English from the University of San Diego and a M.A. in English from the University of North Carolina at Chapel Hill.

Thomas McGauley joined the Company as our Interim Chief Financial Officer in December 2024. Mr. McGauley of Danforth Advisors, LLC is a senior life sciences financial executive with an extensive background in finance, life science companies, SEC reporting, and fundraising. Since July 2021, Mr. McGauley has been a member of Danforth Advisors, LLC, providing executive financial services to several public and private companies. From 2018 to 2022, Mr. McGauley was a director at CBIZ in their accounting advisory practice. Prior to that, from 2009 to 2018, he served as the chief financial officer and a consultant to several public and private life science companies, including Galectin Therapeutics Inc. (Nasdaq: GALT), where he was the interim chief financial officer from 2012 to 2013 and the company’s financial/accounting and SEC consultant from 2009 to 2012. Prior to that, he was a senior financial executive for deCODE genetics, Inc., a formerly Nasdaq-listed company. Mr. McGauley began his financial career in public accounting working with several accounting firms, and was most recently a manager at PricewaterhouseCoopers LLP specializing in life sciences and technology companies. Prior to that, he was an officer in the U.S. Army and later the MA National Guard, ending his military career as a captain and company commander. Mr. McGauley holds a B.S.B.A in Accounting from Stonehill College and is a Certified Public Accountant in Massachusetts.

Stuart Rich, MD has served as our Chief Medical Officer since January 2021 and a director since February 2021. Dr. Rich joined the Company from PHPrecisionMed Inc. (PHPM), where he was a co-founder and held the positions of Chief Executive Officer and Director from October 2018 until PHPM’s merger with the Company in January 2021. Beginning July 2015, Dr. Rich has served as Professor of Medicine (and since 2021, Professor Emeritus) at Northwestern University Feinberg School of Medicine. He was co-founder and a Trustee of the Pulmonary Vascular Research Institute from 2006 until 2023, a U.K. based charity. From July 2015 until January 2021 he also served as the Director of the Pulmonary Vascular Disease Program at the Bluhm Cardiovascular Institute of Northwestern

University, and since January 2006 he has served as a Director of the Cardiovascular Medical and Research Foundation, a U.S. based charity. He was a standing member of the Cardiovascular and Renal Advisory Committee of the U.S. Food and Drug Administration from 2002 through 2013. Prior to Northwestern University, Dr. Rich was Professor of Medicine at the Section of Cardiology of the University of Chicago Pritzker School of Medicine from September 2004 to July 2015. Dr. Rich also served as the Chief Medical Officer (part-time) of United Therapeutics from October 2003 until December 2004. He was Professor of Medicine at the Rush Heart Institute of the Rush University School of Medicine from July 1996 to September 2004 and Professor of Medicine and Chief of the Section of Cardiology at the University of Illinois College of Medicine in Chicago from July 1980 to July 1996. Dr. Rich received his B.S. in Biology at the University of Illinois and his M.D. at Loyola University Stritch School of Medicine, and he completed his residency in medicine at the Washington University of St. Louis and his fellowship in cardiology at the University of Chicago.

DIRECTORS

Gerald T. Proehl, Director and Chairman

Founder, President, Chief Executive Officer and Chair of the Board of Directors, Dermata Therapeutics, Inc.

June Almenoff, MD, PhD, Director

Member of the Board of Directors, Avalo Therapeutics, Inc. and Actinium Pharmaceuticals, Inc.

Executive Venture Partner, 82 Venture Studios and Member of Investment Advisory Board, Harrington Discovery Institute

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

Based upon information furnished by our transfer agent, as of March 21, 2025, there were 1,337 holders of record of our common stock.

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

Repurchases of Common Stock

None.

Unregistered Sales of Equity Securities

During the year ended December 31, 2024, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Overview

Tenax Therapeutics is a clinical-stage pharmaceutical company using clinical insights to develop novel cardiopulmonary therapies. We employ a clinician-focused drug development approach, led by key opinion leaders and heart failure experts and informed by their clinical insights to precisely target disease pathophysiology. We are currently actively conducting the LEVEL clinical trial to evaluate levosimendan as our prioritized product candidate, and have deprioritized a Phase 3 clinical trial of imatinib, two drugs supported by promising evidence that they may significantly improve the lives of patients with pulmonary hypertension. Importantly, both levosimendan and imatinib have already been approved in other indications and prescribed around the world for more than 20 years, and we believe their mechanisms of action are uniquely suitable to target and treat pulmonary hypertension. We believe this derisked approach of using already-approved drugs that provide well-established safety profiles from millions of patients, combined with a development path led by preeminent cardiology and pulmonary hypertension experts, puts us in a strong position to deliver breakthrough cardiopulmonary therapies designed to improve patients’ function and quality of life.

Recent Events

In August 2024, we closed a private placement financing (the “August 2024 Offering”) raising gross proceeds of approximately $100 million and in March 2025 we closed a private placement financing (“the March 2025 Offering”) raising gross proceeds of $25.0 million. We intend to use the net proceeds from the August 2024 and March 2025 Offerings to advance our Phase 3 oral levosimendan program, by completing our ongoing Phase 3 LEVEL study and initiating a second planned global Phase 3 study, LEVEL-2. We intend to submit marketing authorization applications following completion of the two Phase 3 trials of levosimendan and, when appropriate, a single Phase 3 trial of imatinib. Given our resources on December 31, 2024 and gross proceeds of $25.0 million from our March 2025 offering, we believe we can continue our operations for at least the next 12 months.

Comparison of the Years Ended December 31, 2024 and 2023 (in thousands)

	The year ended December 31,		Increase/	% Increase/
	2024	2023	(Decrease)	(Decrease)
Operating expenses:
Research and development	12,709	3,229	9,480	294%
General and administrative	6,785	5,005	1,780	36%
Total operating expenses	19,494	8,234	11,260	137%

Research and Development Expenses

Research and development expenses were $12.7 million for the year ended December 31, 2024 as compared to $3.2 million for the same period in the prior year. Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct a substantial portion of our pre-clinical and our clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the years ended December 31, 2024 and 2023, respectively, are as follows (in thousands):

	Year ended December 31,		Increase/	% Increase/
	2024	2023	(Decrease)	(Decrease)
Clinical and preclinical development	$11,125	$2,310	$8,815	382%
Salary and benefits	1,048	830	218	26%
Stock-based compensation	286	-	286	100%
Other costs	250	89	161	181%

Clinical and preclinical development costs increased $8.8 million for the year ended December 31, 2024 as compared to the same period in the prior year. Clinical and preclinical development costs for 2024, consists of expenses associated with our Phase 3 LEVEL trial for oral levosimendan, compared with costs for 2023, associated primarily with our Phase 2 HELP Open Label Extension Study for levosimendan, and imatinib formulation development.

Salary and benefits expense increased $218 thousand for the year ended December 31, 2024 as compared to the same period in the prior year primarily due to higher salaries and bonuses in 2024. Stock-based compensation expense increased $286 thousand for the year ended December 31, 2024 due to stock option grants made in 2024.

Other costs increased $161 thousand for the year ended December 31, 2024 as compared to the same period in the prior year, primarily due to higher regulatory costs over the prior year as we expanded our clinical trial during 2024.

General and Administrative Expenses

General and administrative expenses were $6.8 million for the year ended December 31, 2024, compared to $5.0 million for the same period in 2023. General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the years ended December 31, 2024 and 2023, respectively, are as follows (in thousands):

	Year ended December 31,		Increase/	% Increase/
	2024	2023	(Decrease)	(Decrease)
Salary and benefits	$2,257	$1,986	$271	14%
Stock-based compensation	839	191	648	339%
Legal and professional fees	2,692	1,967	725	37%
Other costs	997	861	136	16%

Salary and benefits expense increased $271 thousand for the year ended December 31, 2024 compared to the same period in the prior year due primarily to higher salaries and bonuses. Stock-based compensation expense increased $648 thousand for the year ended December 31, 2024 due to stock option grants in 2024.

Legal fees consist of the cost of our legal counsel as well as legal costs related to our intellectual property. Professional fees consist of the costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors. Legal and professional fees increased $725 thousand for the year ended December 31, 2024 compared to the same period in the prior year primarily related to increased capital market expenses, consulting expenses, and accounting expenses, offset by a decrease in intellectual property related legal costs.

Other costs increased $136 thousand for the year ended December 31, 2024 compared to the same period in the prior year. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. The increase was primarily attributable to increased costs for franchise and other taxes.

Other Income and Expense, Net

Other income and expenses include non-operating income and expense items. These items include but are not limited to interest income earned and fixed asset disposals. Other income increased $1.4 million for the year ended December 31, 2024 compared to the prior year due to higher interest income on increased cash deposits as a result of the August 2024 Offering.

Liquidity and Capital Resources

We have incurred losses since our inception and, as of December 31, 2024, we had an accumulated deficit of $314.9 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan and, over the long term, imatinib for PAH, and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $96.7 million and $11.7 million and working capital of $92.0 million and $8.1 million as of December 31, 2024 and December 31, 2023, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

We are currently conducting the LEVEL trial and intend to recruit patients through approximately the end of 2025. Our ability to continue to pursue development of our products, including completion of a second Phase 3 oral levosimendan trial, beyond 2027, will depend on obtaining license income, income from warrants exercised by investors should they elect to do so, or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining any necessary resources.

Financings

On August 8, 2024, we sold in the August 2024 Offering an aggregate of 1,450,661 shares of our common stock, and Pre-Funded Warrants to purchase 31,882,671 shares of our common stock, along with accompanying Warrants to purchase up to 16,666,666 shares of our common stock. The purchase price for each share and accompanying Warrant was $3.00, with the accompanying Warrant having an exercise price of $4.50 (provided, the purchase price for each Pre-Funded Warrant and accompanying Warrant was $2.99, with the Pre-Funded Warrants having an exercise price of $0.01). Gross proceeds from the August 2024 Offering were $99.7 million, before deducting the placement agent fees and estimated offering expenses payable by the Company. Net proceeds from the offering were $92.3 million, after deducting the placement agent fees and offering expenses payable by the Company.

On February 8, 2024, we sold in a registered public offering (the “February 2024 Offering”) (i) an aggregate of 421,260 shares of our common stock and pre-funded warrants to purchase an aggregate of 1,178,740 shares of our common stock and (ii) accompanying warrants to purchase up to an aggregate of 3,200,000 shares of our common stock at a combined offering price of $5.65 per share of common stock and accompanying warrant, or $5.649 per pre-funded warrant and accompanying warrant, resulting in gross proceeds to the Company of $9.0 million. Net proceeds of the offering were $8.0 million, after deducting the placement agent fees and offering expenses payable by the Company.

On February 3, 2023, we sold in a registered public offering (the "February 2023 Offering") (i) an aggregate of 86,994 shares of our common stock and pre-funded warrants to purchase an aggregate of 21,341 shares of our common stock and (ii) accompanying warrants to purchase up to an aggregate of 216,667 shares of our common stock at a combined offering price of $144.00 per share of common stock and accompanying warrant, or $143.92 per pre-funded warrant and accompanying warrant, resulting in gross proceeds to the Company of $15.6 million. Net proceeds of the offering were $14.1 million, after deducting the placement agent fees and offering expenses payable by the Company.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year ended December 31,
	2024	2023
Net cash (used in) operating activities	$(14,811)	$(5,904)
Net cash provided by investing activities	-	3
Net cash provided by financing activities	99,870	13,569

Operating Activities

Net cash used in operating activities was $14.8 million for the year ended December 31, 2024 compared to $5.9 million for the year ended December 31, 2023. The increase in cash used for operating activities was primarily due to higher study expense activity in the year ended December 31, 2024 as compared to the prior year.

Investing Activities

There was no net cash provided or consumed by investing activities for the year ended December 31, 2024, compared to net cash provided by investing activities of $3 thousand in the year ended December 31, 2023 from the sale of office furniture when the Company relocated its' headquarters.

Financing Activities

Net cash provided by financing activities was $99.9 million for the year ended December 31, 2024, compared to $13.6 million in the year ended December 31, 2023. The increase in cash provided by financing activities was due to higher net proceeds received from the August 2024 Offering and February 2024 Offering, compared to the February 2023 Offering.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements will depend on many factors that include, but are not limited to the following:

•
the initiation, design, progress, timing and completion of clinical trials for our product candidates and potential product candidates;
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
•
the possible costs of litigation.

Based on our working capital on December 31, 2024, we believe we have sufficient capital on hand to continue to fund operations through 2027.

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

Warrants for Common Shares and Derivative Financial Instruments—Warrants for shares of common stock and other derivative financial instruments are classified as equity if the contracts: (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts are classified as equity or liabilities if the contracts: (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions that do not qualify for the scope exception. The Company assesses the classification of its warrants for shares of common stock and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker ("CODM") and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Adopting this standard for the year ended December 31, 2024 resulted in enhanced disclosures but did not have a material impact on the Company's consolidated financial statements. The Company operates in one reportable segment, which is focused on identifying and developing therapeutics that address cardiovascular and pulmonary diseases with high unmet medical need. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s CODM, which is its President and Chief Executive Officer, who reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220-40), which addresses the disaggregation of income statement expenses. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

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

Based on their evaluation, our President and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2025 Annual Meeting of Stockholders currently scheduled to be held on June 11, 2025, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The information required by this Item concerning our Audit and Compliance Committee is incorporated by reference from the section captioned “Corporate Governance Matters – Standing Committees – Audit and Compliance Committee” contained in our proxy statement related to the 2025 Annual Meeting of Stockholders.

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

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
2022 Stock Incentive Plan	3,126,131	$6.05	5,211,121
2016 Stock Incentive Plan, as amended	290	$3,252.00	-
Amended and Restated 1999 Amended Stock Plan, as amended	15	$65,905.07	-
Equity compensation plans not approved by security holders:
Plan for Employee Inducement Stock Option Grants	314	$3,008.00	-
Total	3,126,750	$6.96	5,211,121

The other information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in our proxy statement.

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Relationships and Related Transactions” and Corporate Governance Matters” in our proxy statement.

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

ii.
Financial Statement Schedules:

None.

iii.
Exhibit Index

The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Asset Purchase Agreement by and between Oxygen Biotherapeutics, Inc., Life Newco, Inc., Phyxius Pharma, Inc., and the stockholders of Phyxius Pharma, Inc. dated October 21, 2013.	8-K	001-34600	2.1	October 25, 2013

2.2	Agreement and Plan of Merger among PHPrecisionMed Inc., Tenax Therapeutics, Inc., Life Newco II, Inc., and Dr. Stuart Rich dated January 15, 2021.	8-K	001-34600	2.1	January 19, 2021

3.1.1	Certificate of Incorporation of Oxygen Biotherapeutics, Inc., dated April 17, 2008.	8-K	002-31909	3.01	June 30, 2008

3.1.2	Certificate of Amendment of the Certificate of Incorporation, effective November 9, 2009.	8-K	002-31909	3.1	November 13, 2009

3.1.3	Certificate of Amendment of the Certificate of Incorporation, effective May 10, 2013.	8-K	001-34600	3.1	May 15, 2013

3.1.4	Certificate of Amendment of the Certificate of Incorporation, effective September 19, 2014.	10-Q	001-34600	3.4	December 15, 2014

3.1.5	Certificate of Amendment of the Certificate of Incorporation, effective February 23, 2018.	8-K	001-34600	3.1	February 23, 2018

3.1.6	Certificate of Amendment of the Certificate of Incorporation, effective January 4, 2023.	8-K	001-34600	3.1	January 4, 2023

3.1.7	Certificate of Amendment of the Certificate of Incorporation, effective January 2, 2024.	8-K	001-34600	3.1	January 5, 2024

3.2	Certificate of Designation of Series A Convertible Preferred Stock, dated December 10, 2018.	8-K	001-34600	4.1	December 11, 2018

3.3	Fourth Amended and Restated Bylaws.	10-Q	001-34600	3.1	August 15, 2023

4.1	Specimen Stock Certificate.	10-K	001-34600	4.1	July 23, 2010

4.2	Form of Warrant to Purchase Shares of Common Stock, dated December 11, 2018.	8-K	001-34600	4.3	December 11, 2018

4.3	Form of Unregistered Warrant, dated March 13, 2020.	8-K	001-34600	4.2	March 13, 2020

4.4	Form of Placement Agent Warrant, dated March 13, 2020.	8-K	001-34600	4.3	March 13, 2020

4.5	Form of Unregistered Warrant, dated July 6, 2020.	8-K	001-34600	4.2	July 8, 2020

4.6	Form of Placement Agent Warrant, dated July 8, 2020.	8-K	001-34600	4.3	July 8, 2020

4.7	Form of Unregistered Warrant, dated July 6, 2021.	8-K	001-34600	4.2	July 8, 2021

4.8	Form of HCW Warrant, dated July 6, 2021.	8-K	001-34600	4.3	July 8, 2021

4.9	Form of Common Stock Warrant, dated May 19, 2022.	8-K	001-34600	4.2	May 20, 2022

4.10	Warrant Amendment Agreement, dated as of May 17, 2022, by and between the Company and the Investor.	8-K	001-34600	4.3	May 20, 2022

4.11	Warrant Agency Agreement, dated February 3, 2023, by and between Tenax Therapeutics, Inc. and Direct Transfer LLC.	8-K	001-34600	4.1	February 7, 2023

4.12	Form of Common Stock Purchase Warrant, dated February 3, 2023.	8-K	001-34600	4.3	February 7, 2023

4.13	Warrant Agency Agreement, dated February 12, 2024, by and between Tenax Therapeutics, Inc. and Direct Transfer LLC.	8-K	001-34600	4.1	February 12, 2024

4.14	Form of Common Stock Purchase Warrant, dated February 12, 2024.	8-K	001-34600	4.3	February 12, 2024

4.15	Form of Pre-Funded Warrant to Purchase Common Stock, dated August 8, 2024.	8-K	001-34600	4.1	August 6, 2024

4.16	Form of Warrant to Purchase Shares of Common Stock or Pre-Funded Warrants, dated August 8, 2024.	8-K	001-34600	4.2	August 6, 2024

4.17	Description of Common Stock.	10-K	001-34600	4.20	March 28, 2024

4.18	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 5, 2025.	8-K	001-34600	4.1	March 6, 2025

10.1.1+	1999 Amended Stock Plan, as amended and restated June 17, 2008.	10-K	002-31909	10.15	August 13, 2008

10.1.2+	Amendment No. 1 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan.	10-K	001-34600	10.19	July 29, 2014

10.1.3+	Amendment No. 2 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan.	10-K	001-34600	10.20	July 29, 2014

10.1.4+	Form of Option issued to Executive Officers and Directors under 1999 Amended Stock Plan.	10-K	002-31909	10.5	August 13, 2004

10.1.5+	Form of Option issued to Employees under 1999 Amended Stock Plan.	10-K	002-31909	10.6	August 13, 2004

10.1.6+	Form of Option Agreement with Form of Notice of Grant under 1999 Amended Stock Plan.	10-K	001-34600	10.9	March 16, 2017

10.2+	Form of Indemnification Agreement.	10-K	001-34600	10.36	July 15, 2011

10.3.1*	License Agreement dated September 20, 2013 by and between Phyxius Pharma, Inc. and Orion Corporation.	10-Q	001-34600	10.3	March 17, 2014

10.3.2*	Amendment to License Agreement, dated as of October 9, 2020, by and between Tenax Therapeutics, Inc. and Orion Corporation.	8-K	001-34600	10.1	October 15, 2020

10.3.3*	Amendment to the License Agreement of September 20, 2013, by and between Tenax Therapeutics, Inc. and Orion Corporation, dated as of January 25, 2022.	8-K	001-34600	10.1	January 28, 2022

10.3.4*	Third Amendment to the License Agreement of September 20, 2013, by and between Tenax Therapeutics, Inc. and Orion Corporation, dated as of February 19, 2024.	8-K	001-34600	10.1	February 20, 2024

10.3.5	Fourth Amendment to the License Agreement of September 20, 2013, by and between Tenax Therapeutics, Inc. and Orion Corporation, dated as of October 2, 2024.	-	-	-	Filed herewith

10.4+	Description of Non-Employee Director Compensation, effective June 15, 2015.	10-Q	001-34600	10.1	September 9, 2015

10.5.1+	Tenax Therapeutics, Inc. 2016 Stock Incentive Plan.	10-Q	001-34600	10.1	August 9, 2016

10.5.2+	Amendment No. 1 to Tenax Therapeutics, Inc. 2016 Stock Incentive Plan.	10-Q	001-34600	10.1	August 14, 2019

10.5.3+	Amendment No. 2 to Tenax Therapeutics, Inc. 2016 Stock Incentive Plan.	10-Q	001-34600	10.1	August 16, 2021

10.5.4+	Form of Option issued to Non-Employee Directors under Tenax Therapeutics, Inc. 2016 Stock Incentive Plan.	10-Q	001-34600	10.2	August 14, 2018

10.5.5+	Form of Option issued to Employees and Contractors under Tenax Therapeutics, Inc. 2016 Stock Incentive Plan.	10-Q	001-34600	10.3	August 14, 2018

10.5.6+	Form of Incentive Stock Option Agreement under Tenax Therapeutics, Inc. 2016 Stock Incentive Plan.	10-Q	001-34600	10.4	August 14, 2018

10.6	Form of Securities Purchase Agreement, dated as of March 11, 2020, by and between Tenax Therapeutics, Inc. and the investor identified on the signature page thereto.	8-K	001-34600	10.1	March 13, 2020

10.7	Form of Securities Purchase Agreement for Class C Units and Class D Units, dated as of July 6, 2020, by and between Tenax Therapeutics, Inc. and the Investor.	8-K	001-34600	10.1	July 8, 2020

10.8.1	Form of Securities Purchase Agreement for Class E Units and Class F Units, dated as of July 6, 2020, by and between Tenax Therapeutics, Inc. and the Investor.	8-K	001-34600	10.2	July 8, 2020

10.8.2	Waiver dated June 13, 2022.	8-K	001-34600	10.1	June 16, 2022

10.9	Form of Registration Rights Agreement, dated as of July 6, 2020, by and between Tenax Therapeutics, Inc. and the Investor.	8-K	001-34600	10.3	July 8, 2020

10.10.1+	Executive Employment Agreement with Dr. Stuart Rich dated January 15, 2021.	8-K	001-34600	10.1	January 19, 2021

10.10.2+	Amendment to Executive Employment Agreement with Dr. Stuart Rich dated June 12, 2024.	8-K	001-34600	10.2	June 13, 2024

10.11	Securities Purchase Agreement for Unregistered Pre-Funded Warrant, dated as of July 6, 2021 by and between Tenax Therapeutics, Inc. and the Investor.	8-K	001-34600	10.1	July 8, 2021

10.12	Registration Rights Agreement, dated July 6, 2021, by and between Tenax Therapeutics, Inc. and the Investor.	8-K	001-34600	10.2	July 8, 2021

10.13+	Executive Employment Agreement dated July 6, 2021, by and between Tenax Therapeutics, Inc. and Christopher T. Giordano.	8-K	001-34600	10.4	July 8, 2021

10.14+	Plan for Employee Inducement Stock Options adopted July 6, 2021 with Form of Stock Option Agreement.	8-K	001-34600	10.5	July 8, 2021

10.15 +*	Consulting Agreement dated October 14, 2021, by and between Tenax Therapeutics, Inc. and Danforth Advisors, LLC.	10-K	001-34600	10.20	March 29, 2022

10.16	Securities Purchase Agreement for Units, dated as of May 17, 2022, by and between the Company and the Investor.	8-K	001-34600	10.1	May 20, 2022

10.17	Registration Rights Agreement, dated as of May 17, 2022, by and between the Company and the Investor.	8-K	001-34600	10.2	May 20, 2022

10.18+	Tenax Therapeutics, Inc. 2022 Stock Incentive Plan.	8-K	001-34600	10.1	June 10, 2022

10.18.2+	Amendment No. 1 to the Tenax Therapeutics, Inc. 2022 Stock Incentive Plan.	8-K	001-34600	10.1	June 13, 2024

10.18.3+	Amendment No. 2 to the Tenax Therapeutics, Inc. 2022 Stock Incentive Plan.	8-K	001-34600	10.1	October 30, 2024

10.18.4+	Form of Notice of Stock Option Grant and Award Agreement under the Tenax Therapeutics, Inc. 2022 Stock Incentive Plan.	8-K	001-34600	10.2	June 10, 2022

10.19	Placement Agency Agreement, dated as of February 3, 2023, by and between Tenax Therapeutics, Inc. and Roth Capital Partners, LLC.	8-K	001-34600	10.1	February 7, 2023

10.20	Form of Securities Purchase Agreement dated as of February 3, 2023 by and between Tenax Therapeutics, Inc. and the purchasers named therein.	8-K	001-34600	10.2	February 7, 2023

10.21	Form of Leak-Out Agreement, dated as of February 3, 2023 by and between Tenax Therapeutics, Inc. and the purchasers named therein.	8-K	001-34600	10.3	February 7, 2023

10.22	Placement Agency Agreement, dated as of February 8, 2024, by and between Tenax Therapeutics, Inc. and Roth Capital Partners, LLC.	8-K	001-34600	10.1	February 12, 2024

10.23	Form of Securities Purchase Agreement, dated as of February 8, 2024, by and between Tenax Therapeutics, Inc. and the purchasers named therein.	8-K	001-34600	10.2	February 12, 2024

10.24	Form of Securities Purchase Agreement, dated as of August 6, 2024, by and between Tenax Therapeutics, Inc. and the purchasers named therein.	8-K	001-34600	10.1	August 6, 2024

10.25	Form of Registration Rights Agreement, dated as of August 6, 2024, by and between Tenax Therapeutics, Inc. and the purchasers named therein.	8-K	001-34600	10.2	August 6, 2024

10.26+	Form of Inducement Stock Option Award Agreement	-	-	-	Filed herewith

10.27	Form of Securities Purchase Agreement, dated March 4, 2025, by and among Tenax Therapeutics, Inc. and the investors signatory thereto.	8-K	001-34600	10.1	March 6, 2025

10.28	Form of Registration Rights Agreement, dated as of March 5, 2025, by and between Tenax Therapeutics, Inc. and the purchasers named therein.	8-K	001-34600	10.2	March 6, 2025

19.1	Tenax Therapeutics, Inc. Insider Trading Policy, dated as of September 20, 2023.	-	-	-	Filed herewith

21.1	List of Subsidiaries of Registrant.	10-K	001-34600	21.1	March 31, 2023

23.1	Consent of Independent Registered Public Accounting Firm.	-	-	-	Filed herewith

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	Furnished herewith

32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	Furnished herewith

97.1	Tenax Therapeutics, Inc. Compensation Recovery Policy, adopted September 20, 2023.	10-K	001-34600	97.1	March 28, 2024

101.INS	XBRL Instance Document.	-	-	-	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

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

Date: March 25, 2025	TENAX THERAPEUTICS, INC.
	By:	/s/ Thomas A. McGauley
Thomas A. McGauley Interim Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher T. Giordano	President and Chief Executive Officer and Director	March 25, 2025
Christopher T. Giordano	(Principal Executive Officer)

/s/ Thomas A. McGauley	Interim Chief Financial Officer	March 25, 2025
Thomas A. McGauley	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gerald Proehl	Chairman of the Board and Director	March 25, 2025
Gerald Proehl

/s/ June Almenoff, MD	Director	March 25, 2025
June Almenoff, MD

/s/ Michael Davidson, MD	Director	March 25, 2025
Michael Davidson, MD

/s/ Declan Doogan, MD	Director	March 25, 2025
Declan Doogan, MD

/s/ Robyn M. Hunter	Director	March 25, 2025
Robyn M. Hunter

/s/ Stuart Rich, MD	Director	March 25, 2025
Stuart Rich, MD

TENAX THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Tenax Therapeutics, Inc

Chapel Hill, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tenax Therapeutics, Inc and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Capital Raise Transaction Involving Equity Instruments

Description of Matter

As disclosed in Note 5 to the consolidated financial statements, the Company participated in a significant capital raise transaction during the year which involved the issuance of shares of the Company’s common stock, pre-funded warrants, and common stock warrants to purchase shares of the Company’s common stock. The accounting for the transaction was complex and a valuation of the freestanding warrants was required, which involved estimation of the fair value, and evaluation of the appropriate classification of both the pre-funded warrants and common stock warrants in the consolidated financial statements.

How We Addressed the Matter in Our Audit

Our audit procedures included the following:

•
We obtained an understanding of the internal controls and processes in place over management’s process for recording transactions involving equity instruments.
•
We obtained and read the underlying agreements.
•
We confirmed shares outstanding with the stock transfer agent as of December 31, 2024.
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

Prepaid or Accrued Clinical Trial Expenses

Description of Matter

The Company’s total prepaid expenses and other current assets totaled $1.8 million, which included amounts in advance of services incurred pursuant to clinical trials in the amount of approximately $1.1 million.

As discussed in Note 2 to the consolidated financial statements, when the third party contract research organization and other vendor billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those vendors, including personnel costs, allocated facility costs, lab supplies, outside services, contract laboratory costs related to manufacturing drug product, clinical trials, and preclinical studies costs incurred in a given accounting period and record accruals at the end of the period.

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

Auditing the Company’s prepaid or accrued clinical trial expenses is especially challenging due to the large volume of information received from multiple vendors that perform services on the Company’s behalf. While the Company’s estimates of prepaid or accrued clinical trial expenses are primarily based on information received related to each study from its vendors, the Company may need to make an estimate for additional costs incurred. Additionally, due to the long duration of clinical trials and the timing of invoicing received from vendors, the actual amounts incurred are not typically known at the time the consolidated financial statements are issued.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, the following:

•
Obtained an understanding of the internal controls and processes in place over the Company’s process used in determining the existence and completeness of prepaid or accrued clinical trial expenses.

•
Tested the accuracy and completeness of the underlying data used in determining the prepaid or accrued clinical trial expenses and evaluating the assumptions and estimates used by management to adjust the actual information received. We corroborated the schedules of the underlying data used in the accrual calculation with the Company’s third-party contract research organization who oversees the clinical trials. To evaluate the completeness any required accrual, we also tested subsequent invoices received to assess the impact to the accrual.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2009.

Raleigh, North Carolina

March 25, 2025

TENAX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$94,851	$9,792
Prepaid expenses	1,771	1,640
Other current assets	64	252
Total current assets	96,686	11,684
Other assets	-	1
Total assets	$96,686	$11,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,157	$2,073
Accrued liabilities	1,536	1,013
Note payable	-	501
Total current liabilities	4,693	3,587
Total liabilities	4,693	3,587

Commitments and contingencies; see Note 6
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares
Series A Preferred stock, par value $0.0001, issued 5,181,346 shares; outstanding 210, as of December 31, 2024 and December 31, 2023, respectively	-	-
Common stock, par value $0.0001 per share; authorized 400,000,000 shares; issued and outstanding 3,420,906 as of December 31, 2024 and 298,281 as of December 31, 2023, respectively	-	-
Additional paid-in capital	406,848	305,351
Accumulated deficit	(314,855)	(297,253)
Total stockholders’ equity	91,993	8,098
Total liabilities and stockholders' equity	$96,686	$11,685

The accompanying notes are an integral part of these consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2024	2023
Operating expenses
Research and development	$12,709	$3,229
General and administrative	6,785	5,005
Total operating expenses	19,494	8,234

Net operating loss	(19,494)	(8,234)

Interest income	1,914	484
Interest expense	(23)	(24)
Other income (expense), net	1	63
Net loss	$(17,602)	$(7,711)
Net loss per share, basic and diluted	$(1.15)	$(31.04)
Weighted average number of common shares and prefunded warrants outstanding, basic and diluted	15,271,705	248,447

The accompanying notes are an integral part of these consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2022	210	$-	28,647	$-	$291,035	$(289,542)	$1,493
Public offering sale of common stock and warrants, net of offering costs of $1,473			86,994	-	14,125		14,125
Exercise of pre-funded warrants for cash			18,076	-	1		1
Exercise of pre-funded warrants, cashless			3,259	-	-		-
Exercise of warrants, cashless			161,131	-	-		-
Stock split and fractional shares issued			174	-	(1)		(1)
Stock-based compensation expense					191		191
Net loss						(7,711)	(7,711)
Balance at December 31, 2023	210	$-	298,281	$-	$305,351	$(297,253)	$8,098
Public offering sale of common stock, warrants, and prefunded warrants, net of offering costs of $8,416			1,871,921	-	100,303		100,303
Exercise of pre-funded warrants for cash			973,240	-	1		1
Exercise of pre-funded warrants, cashless			205,467	-	-		-
Exercise of warrants			12,000	-	68		68
Stock split and fractional shares issued			59,997	-	-		-
Stock-based compensation expense					1,125		1,125
Net loss						(17,602)	(17,602)
Balance at December 31, 2024	210	$-	3,420,906	$-	$406,848	$(314,855)	$91,993

The accompanying notes are an integral part of these consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(17,602)	$(7,711)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	8
Interest on debt instrument	23	24
Gain on sale of equipment	-	1
Stock-based compensation	1,125	191
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	58	(306)
Accounts payable	1,062	1,652
Accrued liabilities	523	237
Net cash used in operating activities	(14,811)	(5,904)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	3
Net cash provided by investing activities	-	3

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of warrants and pre-funded warrants, net of issuance costs	100,303	14,192
Proceeds from the exercise of warrants	68	1
Payments on short-term note	(501)	(624)
Net cash provided by financing activities	99,870	13,569

Net change in cash and cash equivalents	85,059	7,668
Cash and cash equivalents, beginning of period	9,792	2,124
Cash and cash equivalents, end of period	$94,851	$9,792

Supplemental Disclosures:
Cash paid for interest	$23	$24

Non-cash operating activity
Addition to prepaids for insurance premium	$-	$501

Non-cash financing activity
Addition to notes payable for financing insurance premium	$-	$501

The accompanying notes are an integral part of these consolidated financial statements.

TENAX THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

Tenax Therapeutics, Inc., together with its subsidiaries (collectively "Tenax" or the “Company”), is a Phase 3, development-stage pharmaceutical company using clinical insights to develop novel cardiopulmonary therapies.

The Company is incorporated in Delaware and is headquartered in Chapel Hill, North Carolina.

Liquidity and Capital Resources

The Company has financed its operations since September 1990 primarily through the sale of equity and debt securities and loans from stockholders. The Company had an accumulated deficit of $314.9 million at December 31, 2024 and incurred losses of $17.6 million and $7.7 million during the years ended December 31, 2024 and 2023, respectively. The Company expects to continue to incur expenses related to the development of levosimendan for pulmonary hypertension and other potential indications and, over the long term, imatinib for pulmonary arterial hypertension ("PAH"), as well as identifying and developing other potential product candidates. At December 31, 2024, the Company had cash and cash equivalents of $94.9 million. Based on its resources on December 31, 2024, Company management believes that it has sufficient funds for the Company to continue its operations over at least the next 12 months from the date these consolidated financial statements were available to be issued.

To the extent that the Company raises additional funds by issuing shares of its common stock or other securities convertible or exchangeable for shares of common stock, stockholders will experience dilution, which may be significant. In the event the Company raises additional capital through debt financings, the Company may incur significant interest expense and become subject to restrictive covenants in the related transaction documents that may affect the manner in which the Company conducts its business. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to its technologies or product candidates or grant licenses on terms that may not be favorable to the Company. Any or all of the foregoing may have a material adverse effect on the Company’s business and financial performance.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”).

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Reverse Stock Splits

The Company has adjusted the financial statements to reflect that on January 2, 2024, it effected a 1-for-80 reverse stock split (the “Reverse Stock Split”). The Company has also adjusted the financial statements to reflect that on January 4, 2023, we effected a 1-for-20 reverse stock split (the “Prior Reverse Stock Split”, together with the Reverse Stock Split, the “Reverse Stock Splits”). The Reverse Stock Splits did not change the number of authorized shares of capital stock or cause an adjustment to the par value of our capital stock. Pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under our outstanding stock options and warrants. The number of shares authorized for issuance pursuant to our equity incentive plans have also been adjusted proportionately to reflect the Reverse Stock Splits.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity date of three months or less, when acquired, to be cash equivalents. The Company’s cash and cash equivalents include holdings in checking and overnight sweep accounts. The Company’s cash equivalents are comprised primarily of bank certificates of deposit through CDARS (Certificate of Deposit Account Registry Service), as well as money market funds, are measured at fair value on a recurring basis. As of December 31, 2024 and 2023, the balances of cash and cash equivalents were $94.9 million and $9.8 million, respectively, which approximate fair value and were determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these financial instruments are categorized as Level 1.

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Federal Deposit Insurance Corporation (the “FDIC”) insurance limits are $250 thousand per depositor per insured bank. The Company's holdings of cash and cash equivalents in CDARS limits the exposure of amounts greater than $250 thousand. The Company had cash balances of $1.0 million and $2.4 million uninsured by the FDIC as of December 31, 2024 and 2023, respectively.

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents. The Company mitigates its risk with respect to cash and cash equivalents by maintaining its deposits and investments at high-quality financial institutions. The Company invests any excess cash in money market funds and certificates of deposit, and the management of these investments is not discretionary on the part of the financial institution. Substantially all of the Company's cash and cash equivalents are held at First Horizon Bank, and the amounts frequently exceed federally insured limits.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Preclinical Study and Clinical Accruals

The Company estimates its preclinical study and clinical trial expenses based on the services received pursuant to contracts with several research institutions and contract research organizations (“CROs”) that do or may conduct and manage preclinical and clinical trials on its behalf. The financial terms of the agreements vary from contract to contract, may be estimated by the Company and outside advisors prior to contracting with a CRO, and may result in uneven expenses and payment flows. Preclinical study and clinical trial expenses include the following:

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

Warrants for Common Shares and Derivative Financial Instruments

Warrants for shares of common stock and other derivative financial instruments are classified as equity if the contracts: (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Contracts are classified as equity or liabilities if the contracts: (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company), (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement), or (iii) contain reset provisions that do not qualify for the scope exception. The Company assesses the classification of its warrants for shares of common stock and other derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

Offering Costs

Offering costs consists of the costs incurred with the issuance of common stock. warrants, and pre-funded warrants. Costs include placement agent, legal, advisory, accounting and filing fees.

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

	Year ended December 31,
	2024	2023

Warrants to purchase common stock	19,874,360	19,694
Options to purchase common stock	3,126,750	936
Convertible preferred shares outstanding	210	210

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease. Leases with a term greater than one year are recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and current and non-current lease liabilities, as applicable. The Company has made an accounting policy election, known as the short-term lease recognition exemption, which allows the Company to not recognize ROU assets and lease liabilities that arise from short-term leases (12 months or less); The Company has applied this election to all classes of underlying assets. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew or options to cancel a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew or will not cancel, respectively. The Company monitors its material leases on a quarterly basis.

Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected remaining lease term. Lease cost for operating leases is recognized on a straight-line basis over the lease term as an operating expense. Certain adjustments to the ROU asset may be required for items such as lease prepayments or incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. The Company has elected to account for the lease and non-lease components together for all leases.

Fair Value

The Company determines the fair value of its financial assets and liabilities in accordance with ASC 820, Fair Value Measurements. The Company’s balance sheet includes the following financial instruments: cash and cash equivalents, investments in marketable securities, and short-term notes payable. The Company considers the carrying amount of its cash and cash equivalents and short-term notes payable to approximate fair value due to the short-term nature of these instruments.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified. These reclassifications had no effect on the financial position or reported results of operations for the periods presented. In the Consolidated Statements of Stockholders Equity for the year ended December 31, 2023, the presentation of the public offering sale of common stock and warrants was presented as proceeds, net of broker fees, of $13.9 million in additional paid-in capital and $0.5 million attributed to the exercise of pre-funded warrants, with $0.3 million of additional offering costs presented separately. In the current presentation, this is now presented as $14.1 million, net of offering costs of $1.5 million for the public offering of common stock and warrants.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker ("CODM") and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. The adoption of this standard for the year ended December 31, 2024 did not have a material impact on the Company’s consolidated financial results, but resulted in enhanced disclosures as included in Note 9, Segments. The Company operates in one reportable segment, which is focused on identifying and developing therapeutics that address cardiovascular and pulmonary diseases with high unmet medical need. The determination of a single reportable segment is consistent with the consolidated financial information regularly provided to the Company’s CODM, which is its president and chief executive officer, who reviews and evaluates consolidated net income (loss) for purposes of assessing performance, making operating decisions, allocating resources and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheet as total assets.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220-40), which addresses the disaggregation of income statement expenses. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

NOTE 3—ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Operating costs	$200	$237
Employee related	1,336	775
	$1,536	$1,012

NOTE 4—NOTE PAYABLE

On December 31, 2023, the Company executed a premium finance note agreement (the “Note”) with a third party to finance the Company’s Directors and Officers Insurance Policy as well as the Errors and Omissions policy. The total amount financed was $549 thousand. The Company paid a down payment of $48 thousand at execution leaving a balance of $501 thousand payable in monthly installments of $48 thousand through December 1, 2024. The Note had an interest rate of 9.95%. During the quarter ended September 30, 2024, the Company repaid the entire outstanding balance of the Note. The Company recorded interest expense on the Note in the amount of $23 thousand during the year ended December 31, 2024. The balance on the Note as of December 31, 2024 and December 31, 2023, was zero and $501 thousand, respectively.

NOTE 5—STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of December 31, 2024, and December 31, 2023, there were 3,420,906 and 298,281 shares of common stock issued and outstanding, respectively.

Preferred Stock

Under the Company’s Certificate of Incorporation, as amended, the Board is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Of the potential 10,000,000 shares of preferred stock, 5,181,346 are designated as Series A Stock and 4,818,654 remain undesignated. As of December 31, 2024 and 2023, there were 210 shares of Series A Stock outstanding, convertible into one share of common stock.

Common Stock and Pre-Funded Warrants

August 2024 Private Placement Financing (the “August 2024 Offering”)

On August 6, 2024, the Company entered into a securities purchase agreement with certain accredited investors for the purchase and sale, in a private placement financing by the Company, of (i) an aggregate of 1,450,661 shares of its common stock, and pre-funded warrants to purchase an aggregate of 31,882,671 shares of common stock and (ii) accompanying warrants to purchase up to an aggregate of 16,666,666 shares of its common stock (or, in lieu thereof, additional pre-funded warrants) at a combined offering price of $3.00 per share of common stock and accompanying warrant, or $2.99 per pre-funded warrant and accompanying warrant, resulting in gross proceeds of $99.7 million. The pre-funded warrants do not expire and have an exercise price of $0.01. The net proceeds of the August 2024 Offering after deducting placement agent fees and direct offering expenses were $92.3 million. The relative fair value allocated to the common stock, pre-funded warrants, and warrants was $3.2 million, $69.4 million, and $27.1 million, respectively. At December 31, 2024, 31,882,671 pre-funded warrants remained outstanding.

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

The August 2024 Registration Rights Agreement includes liquidated damages provisions that meet the definition of a registration payment arrangement that is within the scope of ASC 825-20. The Company determined at the initial issuance of the pre-funded warrants and accompanying warrant that it is not probable that a payment would be required as it has both the intent and ability to satisfy the August 2024 Registration Rights Agreement. Therefore, the Company did not record a liability at inception but will evaluate the contingency at each reporting period. As of December 31, 2024 no events have occurred that would change our initial assessment of this provision.

February 2024 Registered Public Offering (the “February 2024 Offering”)

On February 8, 2024, the Company entered into a securities purchase agreement with certain purchasers for the purchase and sale, in a registered public offering by the Company, of (i) an aggregate of 421,260 shares of its common stock, and pre-funded warrants to purchase an aggregate of 1,178,740 shares of common stock and (ii) accompanying warrants to purchase up to an aggregate of 3,200,000 shares of its common stock at a combined offering price of $5.65 per share of common stock and associated warrant, or $5.649 per pre-funded warrant and associated warrant, resulting in gross proceeds of $9.0 million. The net proceeds of the February 2024 Offering after deducting placement agent fees and direct offering expenses were $8.0 million. The relative fair value allocated to the common stock, pre-funded warrants and warrants was $0.9 million, $2.4 million, and $5.7 million, respectively.

February 2023 Registered Public Offering (the “February 2023 Offering”)

On February 3, 2023, the Company entered into a securities purchase agreement with certain purchasers for the purchase and sale, in a registered public offering by the Company of (i) an aggregate of 86,994 shares of its common stock, and pre-funded warrants to purchase an aggregate of 21,341 shares of common stock and (ii) accompanying warrants to purchase up to an aggregate of 216,667 shares of its common stock at a combined offering price of $144 per share of common stock and associated common warrant, or $143.92 per pre-funded warrant and associated common warrant, resulting in gross proceeds of $15.6 million. The net proceeds of the February 2023 Offering after deducting placement agent fees and direct offering expenses were $14.1 million. The relative fair value allocated to the common stock, pre-funded warrants and warrants was $5.0 million, $1.2 million and $9.4 million, respectively.

At December 31, 2024, the Company had pre-funded warrants outstanding to purchase a total of 31,882,671 shares of common stock, exercisable at $0.01 per share.

Warrants

The following table summarizes the Company’s warrant activity for the years ended December 31, 2024 and 2023, not including pre-funded warrants:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	19,703	$1,370.58
Issued	216,667	180.00
Exercised	(214,842)	180.00
Canceled	(1,834)	3,142.54
Outstanding at December 31, 2023	19,694	$1,095.27
Issued	19,866,666	4.69
Exercised	(12,000)	5.65
Canceled	-	-
Outstanding at December 31, 2024	19,874,360	$5.77

August 2024 Warrants

As described above, as part of the August 2024 Offering, the Company issued unregistered warrants to purchase 16,666,666 shares of its common stock at an exercise price of $4.50 per share. The warrants expire at the earlier of (i) 30 trading days following the date of the Company’s initial public announcement of topline data from its Phase 3 LEVEL trial (the “Topline Data Announcement”), (ii) immediately upon the exercise of the August 2024 pre-funded warrants if such exercise is prior to the Topline Data Announcement, provided that if the pre-funded warrant is not exercised in full, the warrant expires proportionally to the extent the pre-funded warrant is exercised, and (iii) August 8, 2029. The warrants have an estimated term of 1.8 years. The unregistered warrants were offered in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder. In accordance with ASC 815, Derivatives and Hedging, these warrants are classified as equity and their relative fair value of $27.1 million was recognized as additional paid in capital. The estimated fair value is determined using the Black-Scholes option pricing model using the following assumptions: remaining estimated term of 1.8 years, risk free interest rate of 3.83%, expected dividends of zero, and expected volatility of 177.27%.

February 2024 Warrants

As described above, as a part of the February 2024 Offering, the Company issued registered warrants to purchase 3,200,000 shares of its common stock at an exercise price of $5.65 per share and contractual term of five years. In accordance with ASC 815, Derivatives and Hedging, these warrants are classified as equity and their relative fair value of $5.7 million was recognized as additional paid in capital. The estimated fair value was determined using the Black-Scholes option pricing model using the following assumptions: remaining estimated term of 5.0 years, risk free interest rate of 4.12%, expected dividends of zero, and expected volatility of 131.87%.

February 2023 Warrants

As described above, as a part of the February 2023 Offering, the Company issued registered warrants to purchase 216,667 shares of its common stock at an exercise price of $180.00 per share and contractual term of five years. In accordance with ASC 815, Derivatives and Hedging, these warrants are classified as equity and their relative fair value of $9.4 million was recognized as additional paid in capital. The estimated fair value was determined using the Black-Scholes option pricing model using the following assumptions: remaining estimated term of 5.0 years, risk free interest rate of 2.23%, expected dividends of zero, and expected volatility of 105.69%.

Stock-Based Compensation

Stock Incentive Plans

In June 2022, the Company adopted the 2022 Stock Incentive Plan, as amended on June 7, 2024, (the "2022 Plan"), with the outstanding shares available for future grants under prior plans, as well as outstanding awards under prior plans that subsequently expire, terminate or are surrendered or forfeited, generally being assumed by the 2022 Plan. Unexpired awards granted under certain prior plans may be subject to the terms of such prior plans.

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

Upon approval of the Company’s stockholders in October 2024, the number of shares of common stock authorized for issuance under the 2022 Plan was increased to a total of 8,337,252 shares. A total of 5,211,121 shares remained available for issuance as of December 31, 2024.

Summary of Stock Option Activity

Transactions during the years ended December 31, 2024 and 2023 related to stock options granted to employees and directors under Company option plans were as follows:

	Shares	Weighted average exercise price per Share	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2022	679	$4,827.36	8.40	$-
Granted	-	-
Exercised	-	-
Canceled or forfeited	(33)	10,252.12
Options outstanding as of December 31, 2023	646	$4,509.71	7.42	$-
Granted	3,125,794	5.94
Exercised	-	-
Canceled or forfeited	(4)	159,600.00
Options outstanding as of December 31, 2024	3,126,436	$6.66	9.95	$783
Options exercisable at December 31, 2024	482	$4,371.49	6.10	$-

The following table summarizes all options issued under the Company's stock plans that are outstanding as of December 31, 2024:

			Options Outstanding at December 31, 2024		Options Exercisable and Vested at December 31, 2024
Exercise Price			Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price
$3.55	to	$5.94	3,125,794	9.9	-	$-
$992.00	to	$2,960.00	579	6.7	419	$1,801.81
$3,200.00	to	$16,960.00	52	4.3	52	$8,026.46
$66,240.00	to	$101,120.00	8	1.7	8	$75,800.00
$109,440.00	to	$180,800.00	3	0.3	3	$109,440.00
			3,126,436	9.9	482	$4,371.49

The Company used the following assumptions to estimate the fair value of options granted for the year ended December 31, 2024. The Company had no option issuances during the year ending December 31, 2023.

	For the year ended December 31,
	2024	2023
Risk-free interest rate (weighted average)	4.09%	—%
Expected volatility (weighted average)	131.33%	—%
Expected term (in years)	5.0	—
Expected dividend yield	0.00%	0.00%

The Company recorded compensation expense for non-inducement stock options of $998 thousand and $116 thousand for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, there were unrecognized compensation costs of $15.3 million related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.28 years.

Inducement Stock Options

The Company granted an employment inducement stock option award for 157 shares of common stock, to its then-new President and Chief Executive Officer on July 6, 2021. The employment inducement stock option award was granted in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. This award vests as follows: 25% on the one-year anniversary of the Chief Executive Officer's employment start date and an additional 25% on each of the following three anniversaries of the Chief Executive Officer's employment start date, subject to continued employment. The option has a 10-year term and an exercise price of $3,152 per share, the July 6, 2021 closing price of our common stock. As of December 31, 2024, 75% of the vesting milestones have been achieved. The estimated fair value of this inducement stock option award was $403 thousand using the Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.13%, dividend yield of 0%, volatility factor for our common stock of 99.36% and an expected life of 7 years.

The Company also granted an employment inducement stock option award for 157 shares of common stock to its then-new Chief Medical Officer on January 15, 2021. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows:

25% upon initiation of a Phase 3 trial; 25% upon database lock; 25% upon acceptance for review of an investigational NDA; and 25% upon approval. The options have a 10-year term and an exercise price of $2,848 per share, the January 15, 2021 closing price of our common stock. As of December 31, 2024, two of the vesting milestones have been achieved. The estimated fair value of the inducement stock option award granted was $403 thousand using the Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 11%, dividend yield of 0%, volatility factor for our common stock of 103.94% and an expected life of 10 years.

Inducement stock option compensation expense totaled $127 thousand and $75 thousand for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, there was $214 thousand of remaining unrecognized compensation expense related to these inducement stock options.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company owns no real property. Beginning November 1, 2022, the Company maintains a membership providing dedicated office space, as well as shared services and shared space for meetings, catering, and other business activities, at its' principal executive office. The current rent is approximately $1 thousand per month.

Previously, the Company was party to a lease agreement (the “Lease”) with Concourse Associates, LLC (the “Landlord”) for its prior headquarters (the “Premises”). As of April 2021, the Lease's term extended through June 30, 2024 and the annual base rent of $125 thousand would increase 2.5% annually for lease years two and three. On February 7, 2023, the Company entered into a Lease Termination Agreement with the Landlord, with respect to the Premises. As consideration for the Landlord’s entry into the Lease Termination Agreement, including a release of any claims the Landlord may have had against the Company under the Lease, the Company paid the Landlord $170 thousand. Pursuant to the Lease Termination Agreement, effective February 8, 2023, the Company had no remaining rent or further obligations to the Landlord pursuant to the Lease.

Simdax License Agreement

On November 13, 2013, the Company acquired certain assets of Phyxius pursuant to the Asset Purchase Agreement by and among the Company, Phyxius and the stockholders of Phyxius. Among these assets was a license with Orion for the exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada (the "License"). On October 9, 2020 and January 25, 2022, the Company entered into an amendment to the License to include in the scope of the License two new oral Product formulations containing levosimendan, in capsule and solid dosage form (TNX-103) and a subcutaneously administered dosage form (TNX-102), subject to specified limitations.

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

As of December 31, 2024, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

Litigation

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s consolidated financial statements.

NOTE 7—401(k) BENEFIT PLAN

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

For the years ended December 31, 2024 and 2023, the Company recorded $63 thousand and $66 thousand for matching contributions expense, respectively.

NOTE 8—INCOME TAXES

The Company has not recorded any income tax expense (benefit) for the period ended December 31, 2024 due to its history of net operating losses.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 21% for the periods ended December 31, 2024 and December 31, 2023 is as follows (in thousands):

	December 31,
	2024	2023
U.S. federal tax benefit at statutory rate	$(3,696)	$(1,619)
State income tax benefit, net of federal benefit	(94)	(33)
Stock compensation	256	43
Other nondeductible, including IPR&D expense	1	-
Change in state tax rate	-	-
Expiration of NOL Carryforward	564	459
Net operating loss adjustments	-	1
Other, including effect of tax rate brackets	(54)	(7)
Change in valuation allowance	3,023	1,156
	$-	$-

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
Deferred Tax Assets	2024	2023
Net operating loss carryforwards	$37,639	$36,835
Accruals and other	329	307
Capitalized R&D	3,732	1,533
Capital loss carryforwards	1	2
Valuation allowance	(41,701)	(38,677)
Net deferred tax assets	-	-
Deferred Tax Liabilities
Other liabilities	-	-
Net Deferred Tax Liabilities	$-	$-

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time that it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced. The net increase in the valuation allowance during 2024 was approximately $3.0 million.

As of December 31, 2024, the Company had Federal and State net operating loss carryforwards of approximately $170.5 million and $137.1 million available to offset future federal and state taxable income, respectively. Federal net operating losses of $118.0 million begin to expire in 2025, while the remaining $52.5 million carryforward indefinitely. State net operating losses begin to expire in 2025.

Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of the net operating losses before utilization or substantial restrictions on the use of such net operating losses.

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

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no uncertain tax positions as of December 31, 2024 and 2023.

The Company files U.S. and state income tax returns with varying statutes of limitations. The tax years 2005 and forward remain open to examination due to the carryover of unused net operating losses or tax credits.

NOTE 9—SEGMENTS

Operating segments are identified as components of an entity about which separate discrete financial information is available for evaluation by the CODM, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's CODM, the President and Chief Executive Officer, views the Company's operations as one operating segment, which is focused on identifying and developing therapeutics that address cardiovascular and pulmonary diseases with high unmet medical need, with an initial therapeutic focus on pulmonary hypertension. The Company does not have revenue in the current comparative period, incurs expenses primarily in North America and manages the business activities on a consolidated basis.

The accounting policies of the cardiovascular and pulmonary therapeutics segment are the same as those described in the summary of significant accounting policies.

The CODM assesses performance for the cardiovascular and pulmonary therapeutics segment and decides how to allocate resources based on net loss that also is reported on the income statement as consolidated net loss. The measure of segment assets is reported on the balance sheet as cash and cash equivalents.

The Company has not generated any product revenue in the current period and expects to continue to incur significant expenses and operating losses for the foreseeable future as the Company advances its product candidates through all stages of development and clinical trials.

As such, the CODM uses cash forecast models in deciding how to invest into the cardiovascular and pulmonary therapeutics segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results, net cash used in operating activities for the period and cash on hand are used in assessing performance of the segment.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2023 (in thousands).

	The year ended December 31,
	2024	2023
Operating expenses:
Research and development	12,709	3,229
General and administrative	6,785	5,005
Total operating expenses	19,494	8,234

Net operating loss	(19,494)	(8,234)
Other segment items (a)
Interest income	1,914	484
Interest expense	(23)	(24)
Other income, net	1	63
Net loss (b)	$(17,602)	$(7,711)

(a) Other segment items included in segment loss includes interest income and interest expense.

(b) The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the year ended December 31, 2024 and 2023, the net cash used in operating activities was $14.8 million and $5.9 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2023 (in thousands).

	The year ended December 31,
	2024	2023
Assets:
Cash and cash equivalents	94,851	9,792

NOTE 10—SUBSEQUENT EVENTS

On March 4, 2025, the Company entered into a securities purchase agreement with certain accredited investors for the purchase and sale, in a private placement financing by the Company, of (i) 378,346 shares of its common stock, and pre-funded warrants to purchase 3,760,726 shares of common stock at a combined offering price of $6.04 per share of common stock and $6.03 per pre-funded warrant, resulting in gross proceeds of $25.0 million. The pre-funded warrants do not expire and have an exercise price of $0.01.

Also, on March 5, 2025 and in connection with the March 2025 Offering, the Company entered into a registration rights agreement (the “March 2025 Registration Rights Agreement”) with the purchasers, pursuant to which the Company agreed to register for resale the shares of common stock issued in the March 2025 Offering and the shares of common stock issuable upon exercise of the pre-funded warrants issued in the March 2025 Offering within 45 days of the closing date, and have such registration statement declared effective no later than the earlier of (i) 75 days following the closing date (or 130 days following the closing date, if the U.S. Securities and Exchange Commission (the “SEC”) notifies the Company that it will “review” the registration statement) and (ii) the fifth business day after the date the Company is notified by the SEC that the registration statement will not be reviewed.

Subsequent to December 31, 2024, the Company received a total of $347 thousand from the exercise of pre-funded warrants for 99,189 shares of common stock and warrants for 71,944 shares of common stock.