Form 10-Q
period 2025-03-31
TENAX THERAPEUTICS, INC.
filed 2025-05-14
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

As of May 9, 2025, the registrant had outstanding 4,148,495 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$111,447	$94,851
Prepaid expenses	524	1,771
Other current assets	88	64
Total current assets	112,059	96,686
Total assets	$112,059	$96,686
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,839	$3,157
Accrued liabilities	929	1,536
Total current liabilities	2,768	4,693
Total liabilities	2,768	4,693

Commitments and contingencies; see Note 4
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares
Series A Preferred stock, par value $0.0001, authorized 5,181,346 shares; issued and outstanding 210, as of March 31, 2025 and December 31, 2024	-	-
Common stock, par value $0.0001 per share; authorized 400,000,000 shares; issued and outstanding 3,970,385 as of March 31, 2025 and 3,420,906 as of December 31, 2024, respectively	-	-
Additional paid-in capital	434,554	406,848
Accumulated deficit	(325,263)	(314,855)
Total stockholders’ equity	109,291	91,993
Total liabilities and stockholders' equity	$112,059	$96,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Amounts in thousands, except share and per share data)

	For the three months ended March 31,
	2025	2024
Operating expenses
Research and development	$5,683	$2,676
General and administrative	5,655	1,233
Total operating expenses	11,338	3,909

Net operating loss	(11,338)	(3,909)

Interest income	930	118
Interest expense	-	(8)
Net loss	$(10,408)	$(3,799)
Net loss per share, basic and diluted	$(0.28)	$(3.12)
Weighted average number of common shares and prefunded warrants outstanding, basic and diluted	36,584,920	1,219,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(Amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2023	210	$-	298,281	$-	$305,351	$(297,253)	$8,098
Public offering sale of common stock, warrants, and prefunded warrants, net of offering costs of $1,028	-	-	421,260	-	8,010	-	8,010
Exercise of pre-funded warrants for cash	-	-	973,240	-	1	-	1
Exercise of pre-funded warrants, cashless	-	-	205,467	-	-	-	-
Stock split and fractional shares issued	-	-	59,997	-	-	-	-
Stock-based compensation expense	-	-	-	-	119	-	119
Net loss	-	-	-	-	-	(3,799)	(3,799)
Balance at March 31, 2024	210	$-	1,958,245	$-	$313,481	$(301,052)	$12,429

Balance at December 31, 2024	210	$-	3,420,906	$-	$406,848	$(314,855)	$91,993
Public offering sale of common stock and prefunded warrants, net of offering costs of $1,746	-	-	378,346	-	23,216	-	23,216
Exercise of pre-funded warrants, cashless	-	-	99,189	-	1	-	1
Exercise of warrants	-	-	71,944	-	347	-	347
Stock-based compensation expense	-	-	-	-	4,142	-	4,142
Net loss	-	-	-	-	-	(10,408)	(10,408)
Balance at March 31, 2025	210	$-	3,970,385	$-	$434,554	$(325,263)	$109,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Amounts in thousands)

	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,408)	$(3,799)
Adjustments to reconcile net loss to net cash used in operating activities
Interest on debt instrument	-	8
Stock-based compensation	4,142	119
Changes in operating assets and liabilities
Accounts receivable, prepaid expenses and other assets	1,224	(18)
Accounts payable	(1,318)	(1,000)
Accrued liabilities	(607)	(476)
Net cash used in operating activities	(6,967)	(5,166)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of warrants and pre-funded warrants, net of issuance costs	23,216	8,010
Proceeds from the exercise of warrants and pre-funded warrants	347	1
Payments on short-term note	-	(88)
Net cash provided by financing activities	23,563	7,923

Net change in cash and cash equivalents	16,596	2,757
Cash and cash equivalents, beginning of period	94,851	9,792
Cash and cash equivalents, end of period	$111,447	$12,549

Supplemental Disclosures:
Cash paid for interest	$-	$8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TENAX THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

Tenax Therapeutics, Inc., together with its subsidiaries (collectively “Tenax” or the “Company”), is a Phase 3, development-stage pharmaceutical company using clinical insights to develop novel cardiopulmonary therapies.

The Company is incorporated in Delaware and is headquartered in Chapel Hill, North Carolina.

Liquidity and Capital Resources

The Company has financed its operations since September 1990 primarily through the sale of equity and debt securities and loans from stockholders. The Company had an accumulated deficit of $325.3 million at March 31, 2025 and incurred losses of $10.4 million and $3.8 million during the three-months ended March 31, 2025 and 2024, respectively. The Company expects to continue to incur expenses related to the development of levosimendan for pulmonary hypertension and other potential indications and, over the long term, imatinib for pulmonary arterial hypertension (“PAH”), as well as identifying and developing other potential product candidates. At March 31, 2025, the Company had cash and cash equivalents of $111.4 million. Based on its resources on March 31, 2025, Company management believes that it has sufficient funds for the Company to continue its operations over at least the next 12 months from the date these condensed consolidated financial statements were available to be issued.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

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

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 25, 2025, from which the Company derived the balance sheet data on December 31, 2024.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, other than the following:

Cash Concentration Risk

The Federal Deposit Insurance Corporation (the “FDIC”) insurance limits are $250,000 per depositor per insured bank. The Company had cash balances of $22.7 million and $1.0 million uninsured by the FDIC as of March 31, 2025 and December 31, 2024, respectively. In August 2023, the Company, through its commercial bank began to utilize the IntraFi network of commercial banks. IntraFi deposits $250,000 in each of its member banks to maintain the FDIC insurance limit. On March 31, 2025, $88.7 million of the Company's cash and cash equivalents was fully FDIC insured.

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

	Three months ended March 31,
	2025	2024

Warrants to purchase common stock	19,802,318	3,219,694
Options to purchase common stock	3,376,750	936
Convertible preferred shares outstanding	210	210

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified. These reclassifications had no effect on the financial position or reported results of operations for the periods presented. In the Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2024, the presentation of the public offering sale of common stock, warrants, and pre-funded warrants was presented as proceeds, net of offering costs, of $6.2 million in additional paid-in capital and $1.8 million attributed to the exercise of pre-funded warrants. In the current presentation, this is now presented as $8.0 million, net of offering costs of $1.0 million for the public offering of common stock, warrants, and pre-funded warrants and $1 thousand attributed to the exercise of pre-funded warrants.

NOTE 3. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Operating costs	$597	$200
Employee related	332	1,336
	$929	$1,536

NOTE 4. COMMITMENTS AND CONTINGENCIES

Simdax license agreement

On November 13, 2013, the Company acquired certain assets of Phyxius Pharma, Inc. (“Phyxius”) pursuant to an asset purchase agreement by and among the Company, Phyxius and the stockholders of Phyxius, dated October 21, 2013. Among these assets was a license with Orion Corporation (“Orion”) for the exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada (the “License”). On October 9, 2020 and January 25, 2022, the Company entered into amendments to the License to include in the scope of the License two new oral product formulations containing levosimendan, in capsule and solid dosage form (TNX-103) and a subcutaneously administered dosage form (TNX-102), subject to specified limitations (together, the “Product”).

On February 19, 2024, the Company entered into an additional amendment to the License providing global rights to oral and subcutaneous formulations of levosimendan used in the treatment of pulmonary hypertension in heart failure with preserved ejection fraction (“PH-HFpEF”). The amendment also reduced the tiered royalties based on worldwide net sales of the product by the Company and its sublicensees, increased the License’s existing milestone payment due to Orion upon the grant of United States Food and Drug Administration approval of a levosimendan-based product to $10.0 million and added a milestone payment to Orion of $5.0 million due upon the grant of regulatory approval for a levosimendan-based product in Japan. The amendment also (i) increased the Company’s obligations to make certain non-refundable commercialization milestone payments to Orion, aggregating to up to $45.0 million, contingent upon achievement of certain cumulative worldwide sales of the product by the Company, and (ii) reduced the maximum price per capsule payable by the Company to Orion, under a yet-to-be-negotiated supply agreement, for the commercial supply of oral levosimendan-based product. Pursuant to the License, the Company and Orion will agree to a new trademark when commercializing levosimendan in either of the dosage forms.

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

As of March 31, 2025, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

Litigation

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s consolidated financial statements.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of 400,000,000 shares of $0.0001 par value common stock. As of March 31, 2025 and December 31, 2024, there were 3,970,385 and 3,420,906 shares of common stock issued and outstanding, respectively.

Preferred Stock

Under the Company’s Certificate of Incorporation, as amended, the Board is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Of the potential 10,000,000 shares of preferred stock, 5,181,346 are designated as Series A Stock and 4,818,654 remain undesignated. As of March 31, 2025 and December 31, 2024, there were 210 shares of Series A Stock outstanding, convertible in the aggregate into one share of common stock.

Common Stock and Pre-Funded Warrants

March 2025 Private Placement Financing (the “March 2025 Offering”)

On March 4, 2025, the Company entered into a securities purchase agreement with certain accredited investors for the purchase and sale, in a private placement financing by the Company, of (i) an aggregate of 378,346 shares of its common stock, and pre-funded warrants to purchase an aggregate of 3,760,726 shares of common stock at an offering price of $6.04 per share of common stock and $6.03 per pre-funded warrant, resulting in gross proceeds of $25.0 million. The pre-funded warrants do not expire and have an exercise price of $0.01. The net proceeds of the March 2025 Offering after deducting placement agent fees and direct offering expenses were $23.2 million. The relative fair value allocated to the common stock and pre-funded warrants was $2.3 million and $22.7 million, respectively.

Also, on March 5, 2025 and in connection with the March 2025 Offering, the Company entered into a registration rights agreement (the “March 2025 Registration Rights Agreement”) with the purchasers, pursuant to which the Company agreed to register for resale the shares of common stock issued in the March 2025 Offering and the shares of common stock issuable upon exercise of the pre-funded warrants issued in the March 2025 Offering within 45 days of the closing date. Pursuant to the March 2025 Registration Rights Agreement, on April 15, 2025, the Company filed a resale registration statement on Form S-3 with the SEC, which went effective on April 23, 2025.

The March 2025 Registration Rights Agreement includes liquidated damages provisions that meet the definition of a registration payment arrangement that is within the scope of ASC 825-20. The Company determined at the initial issuance of the pre-funded warrants that it is not probable that a payment would be required as it has both the intent and ability to satisfy the March 2025 Registration Rights Agreement. Therefore, the Company did not record a liability at inception but will evaluate the contingency at each reporting period. As of March 31, 2025 no events had occurred that would change our initial assessment of this provision.

August 2024 Private Placement Financing (the “August 2024 Offering”)

On August 6, 2024, the Company entered into a securities purchase agreement with certain accredited investors for the purchase and sale, in a private placement financing by the Company, of (i) an aggregate of 1,450,661 shares of its common stock, and pre-funded warrants to purchase an aggregate of 31,882,671 shares of common stock and (ii) accompanying warrants to purchase up to an aggregate of 16,666,666 shares of its common stock (or, in lieu thereof, additional pre-funded warrants) at a combined offering price of $3.00 per share of common stock and accompanying warrant, or $2.99 per pre-funded warrant and accompanying warrant, resulting in gross proceeds of $99.7 million. The pre-funded warrants do not expire and have an exercise price of $0.01. The net proceeds of the August 2024 Offering after deducting placement agent fees and direct offering expenses were $92.3 million. The relative fair value allocated to the common stock, pre-funded warrants, and accompanying warrants was $3.2 million, $69.4 million, and $27.1 million, respectively.

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

The August 2024 Registration Rights Agreement includes liquidated damages provisions that meet the definition of a registration payment arrangement that is within the scope of ASC 825-20. The Company determined at the initial issuance of the pre-funded warrants and accompanying warrant that it is not probable that a payment would be required as it has both the intent and ability to satisfy the August 2024 Registration Rights Agreement. Therefore, the Company did not record a liability at inception but will evaluate the contingency at each reporting period. As of March 31, 2025 no events have occurred that would change our initial assessment of this provision.

February 2024 Registered Public Offering (the “February 2024 Offering”)

On February 8, 2024, the Company entered into a securities purchase agreement with certain purchasers for the purchase and sale, in a registered public offering by the Company, of (i) an aggregate of 421,260 shares of its common stock, and pre-funded warrants to purchase an aggregate of 1,178,740 shares of common stock and (ii) accompanying warrants to purchase up to an aggregate of 3,200,000 shares of its common stock at a combined offering price of $5.65 per share of common stock and associated warrant, or $5.649 per pre-funded warrant and accompanying warrant, resulting in gross proceeds of $9.0 million. The net proceeds of the February 2024 Offering after deducting placement agent fees and direct offering expenses were $8.0 million. The relative fair value allocated to the common stock, pre-funded warrants and warrants was $0.9 million, $2.4 million, and $5.7 million, respectively.

Pre-Funded Warrants Activity

The following table summarizes the Company’s pre-funded warrant activity for the three-months ended March 31, 2025:

	Prefunded Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2024	31,882,671	$0.01
Issued	3,760,726	0.01
Exercised	(99,189)	0.01
Outstanding at March 31, 2025	35,544,208	$0.01

Warrants

The following table summarizes the Company’s warrant activity for the three-months ended March 31, 2025, not including pre-funded warrants:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2024	19,874,360	$5.77
Issued	-	—
Exercised	(71,944)	4.82
Canceled/Expired	(98)	2,330.24
Outstanding at March 31, 2025	19,802,318	$5.76

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

Stock-Based Compensation

Stock Incentive Plans

In June 2022, the Company adopted the 2022 Stock Incentive Plan, as amended on June 7, 2024 and October 25, 2024, (the “2022 Plan”), with the outstanding shares available for future grants under prior plans, as well as outstanding awards under prior plans that subsequently expire, terminate or are surrendered or forfeited, generally being assumed by the 2022 Plan. Unexpired awards granted under certain prior plans may be subject to the terms of such prior plans.

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

A total of 5,211,121 shares remained available for issuance as of March 31, 2025.

Summary of Stock Option Activity

Transactions during the three months ended March 31, 2025 related to stock options granted to employees and directors under Company option plans were as follows:

	Shares	Weighted average exercise price per Share	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2024	3,126,436	$6.66	9.95	$783
Granted	-	-
Exercised	-	-
Forfeited	-	-
Options outstanding as of March 31, 2025	3,126,436	$6.66	9.70	$1,909
Options exercisable at March 31, 2025	482	$4,371.49	5.78	$-

The Company recorded compensation expense for stock options granted under Company stock incentive plans of $4.0 million and $16 thousand for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, there were unrecognized compensation costs of $11.3 million related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.12 years.

Inducement Stock Options

The Company granted an employment inducement stock option award for 250,000 shares of common stock to a new employee on January 21, 2025. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest in four equal annual installments beginning on the first anniversary of the date of issuance, subject to the employee's continued employment with the Company through each applicable vesting date. The option has a 10-year term and an exercise price of $6.45 per share, the January 21, 2025 closing price of the Company’s common stock. The estimated fair value of the inducement stock option award was $1.4 million using the Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 4.49%, dividend yield of 0%, volatility factor for our common stock of 123.41% and an expected life of 6 years.

The Company granted an employment inducement stock option award for 157 shares of common stock, to its then-new President and Chief Executive Officer on July 6, 2021. The employment inducement stock option award was granted in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. This award vests as follows: 25% on the one-year anniversary of the Chief Executive Officer's employment start date and an additional 25% on each of the following three anniversaries of the Chief Executive Officer's employment start date, subject to continued employment. The option has a 10-year term and an exercise price of $3,152 per share, the July 6, 2021 closing price of our common stock. As of March 31, 2025, 75% of the vesting milestones had been achieved. The estimated fair value of this inducement stock option award was $403 thousand using the Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.13%, dividend yield of 0%, volatility factor for our common stock of 99.36% and an expected life of 7 years.

The Company also granted an employment inducement stock option award for 157 shares of common stock to its then-new Chief Medical Officer on January 15, 2021. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% upon initiation of a Phase 3 trial; 25% upon database lock; 25% upon acceptance for review of an investigational NDA; and 25% upon approval. The options have a 10-year term and an exercise price of $2,848 per share, the January 15, 2021 closing price of our common stock. As of March 31, 2025, two of the vesting milestones had been achieved. The estimated fair value of the inducement stock option award granted was $403 thousand using the Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 11%, dividend yield of 0%, volatility factor for our common stock of 103.94% and an expected life of 10 years.

Inducement stock option compensation expense totaled $141 thousand and $103 thousand for the three months ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025, there was $1.6 million of remaining unrecognized compensation expense related to these inducement stock options.

NOTE 6. SEGMENTS

Operating segments are identified as components of an entity about which separate discrete financial information is available for evaluation by the CODM, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's CODM, the President and Chief Executive Officer, views the Company's operations as one operating segment, which is focused on identifying and developing therapeutics that address cardiovascular and pulmonary diseases with high unmet medical need, with an initial therapeutic focus on pulmonary hypertension. The Company does not have revenue in the current comparative period, incurs expenses primarily in the United States and manages the business activities on a consolidated basis.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2025 and 2024 (in thousands).

	For the three months ended March 31,
	2025	2024
Operating expenses:
Research and development	$5,683	$2,676
General and administrative	5,655	1,233
Total operating expenses	$11,338	$3,909

Net operating loss	(11,338)	(3,909)
Other segment items (a)
Interest income	930	118
Interest expense	-	(8)
Net loss (b)	$(10,408)	$(3,799)
(a)
Other segment items included in segment loss includes interest income and interest expense.

(b)
The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the three months ended March 31, 2025 and 2024, the net cash used in operating activities was $7.0 million and $5.2 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM at March 31, 2025 and March 31, 2024 (in thousands).

	March 31, 2025	March 31, 2024
Assets:
Cash and cash equivalents	$111,447	$12,549

NOTE 7. SUBSEQUENT EVENTS

Subsequent to March 31, 2025, the Company received a total of $278 thousand from the exercise of pre-funded warrants for 116,693 shares of common stock and warrants for 61,417 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited condensed consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2024. All references in this Quarterly Report to “Tenax Therapeutics,” “we,” “our” and “us” means Tenax Therapeutics, Inc.

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

Overview

Tenax Therapeutics is a clinical-stage pharmaceutical company leveraging clinical insights to develop novel cardiopulmonary therapies. We employ a clinician-driven drug development approach, led by key opinion leaders and advised by thought leaders who are pulmonary hypertension and heart failure experts and informed by their clinical insights to precisely target disease pathophysiology. We are currently actively conducting the LEVEL clinical trial to evaluate levosimendan as our prioritized product candidate, and have deprioritized a Phase 3 clinical trial of imatinib, two drugs supported by promising evidence that they may significantly improve the lives of patients with pulmonary hypertension. Importantly, both levosimendan and imatinib have already been approved in other indications and prescribed around the world for more than 20 years, and we believe their mechanisms of action are uniquely suitable to target and treat pulmonary hypertension. We believe this derisked approach of using already-approved drugs that provide well-established safety profiles from millions of patients, combined with a development path led by preeminent cardiology and pulmonary hypertension experts, puts us in a strong position to deliver breakthrough cardiopulmonary therapies designed to improve patients’ function and quality of life.

Recent Events

In March 2025, we closed a private placement financing (the “March 2025 Offering”) raising gross proceeds of approximately $25.0 million. We intend to use the net proceeds from the March 2025 Offering to advance our Phase 3 oral levosimendan program, by completing our ongoing Phase 3 LEVEL study and initiating a second, planned global Phase 3 study, LEVEL-2. We intend to submit marketing authorization applications following completion of the two Phase 3 trials of levosimendan and, when appropriate, a single Phase 3 trial of imatinib. Given our resources on March 31, 2025, we believe we can continue our operations through 2027.

Financial Overview – Three Months Ended March 31, 2025

Operating Expenses (in thousands)

	For the three months ended March 31,		Increase/	% Increase/
	2025	2024	(Decrease)	(Decrease)
Operating expenses:
Research and development	$5,683	$2,676	3,007	112%
General and administrative	5,655	1,233	4,422	359%
Total operating expenses	$11,338	$3,909	7,429	190%

Research and Development Expenses

Research and development expenses were approximately $5.7 million for the three months ended March 31, 2025, compared to $2.7 million for the same period in the prior year. Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct a substantial portion of our pre-clinical and clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to CROs and consultants; (iv) employee-related expenses, including salaries and benefits; and (v) facilities, depreciation and other allocated expenses, including direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	For the three months ended March 31,		Increase/	% Increase/
	2025	2024	(Decrease)	(Decrease)
Clinical and preclinical development	$4,273	$2,402	$1,871	78%
Salary and benefits	371	171	200	117%
Stock-based compensation	861	94	767	816%
Other costs	178	9	169	1878%

Clinical and preclinical development costs increased $1.8 million for the three months ended March 31, 2025 as compared to the same period in the prior year. Clinical and preclinical development costs for the three months ended March 31, 2025 consists primarily of expenses associated with our ongoing Phase 3 LEVEL trial for oral levosimendan, compared with costs for the three months ended March 31, 2024, associated with the planning of LEVEL and the initiation of the first LEVEL sites and enrolment of the first LEVEL patients.

Salary and benefit costs increased $200 thousand for the three months ended March 31, 2025, compared to the same period in the prior year, which is primarily attributable to higher salaries and additional performance-based compensation expense. Stock-based compensation expense increased by $767 thousand for the three months ended March 31, 2025 compared to the same period in the prior year due to stock options granted in December 2024 and January 2025.

Other costs increased $169 thousand for the three months ended March 31, 2025, compared to the same period in the prior year, primarily due to increased regulatory consulting costs.

General and Administrative Expenses

General and administrative expenses were $5.7 million for the three months ended March 31, 2025, compared to $1.2 million for the same period in 2024. General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	For the three months ended March 31,		Increase/	% Increase/
	2025	2024	(Decrease)	(Decrease)
Salary and benefits	545	526	$19	4%
Stock-based compensation	3,281	25	3,256	13024%
Legal and professional fees	1,259	436	823	189%
Other costs	570	246	324	132%

Salary and benefits increased $19 thousand for the three months ended March 31, 2025, compared to the same period in 2024. The change was primarily attributable to higher salaries and related compensation. Stock-based compensation expense increased $3.3 million for the three months ended March 31, 2025 due to stock options granted in December 2024, for which the expense amortizes over a one year term.

Legal fees consist of the cost of our legal counsel as well as legal costs related to our intellectual property. Professional fees consist of the costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors. Legal and professional fees increased $0.8 million for the three months ended March 31, 2025 compared to the same period in the prior year primarily related to increased capital market expenses, consulting expenses, and accounting expenses.

Other costs increased $324 thousand for the three months ended March 31, 2025, compared to the same period in 2024. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation, and other miscellaneous charges. The change was primarily attributable to decreases in insurance costs.

Other Income and Expense

Other income and expenses include non-operating income and expense items not otherwise recorded in our consolidated statement of comprehensive loss. These items include but are not limited to interest income earned and fixed asset disposals. Interest income increased $813 thousand primarily related to higher interest income on increased cash deposits as a result of the August 2024 Offering and the March 2025 Offering. The company had no interest expense for three months ended March 31, 2025 and $8 thousand for three months ended March 31,2024.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and, as of March 31, 2025, we had an accumulated deficit of $325.3 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan and, over the long term, imatinib for PAH, and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

The process of conducting preclinical studies and clinical trials necessary to obtain approval from the United States Food and Drug Administration is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among other things, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, uncertainty associated with clinical trial enrollment and risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are currently focused on developing our two product candidates, levosimendan and imatinib, and have prioritized levosimendan; however, we will need substantial additional capital in the future in order to finalize the development of levosimendan, commence its commercialization, potentially develop imatinib, and to continue with the development of other potential product candidates.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $112.1 million and $96.7 million and working capital of $109.3 million and $92.0 million as of March 31, 2025 and December 31, 2024, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

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

Financings

On March 5, 2025, we sold in the March 2025 Offering an aggregate of 378,346 shares of our common stock and pre-funded warrants to purchase an aggregate of 3,760,726 shares of our common stock at an offering price of $6.04 per share of common stock and $6.03 per pre-funded warrant, resulting in gross proceeds of $25.0 million. The pre-funded warrants do not expire and have an exercise price of $0.01. Net proceeds from the offering were $23.2 million, after deducting the placement agent fees and offering expenses payable by the Company.

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

On February 8, 2024, we sold in a registered public offering (the “February 2024 Offering”) (i) an aggregate of 421,260 shares of our common stock and pre-funded warrants to purchase an aggregate of 1,178,740 shares of our common stock and (ii) accompanying warrants to purchase up to an aggregate of 3,200,000 shares of our common stock at a combined offering price of $5.65 per share of common stock and accompanying warrant, or $5.649 per pre-funded warrant and accompanying warrant. Net proceeds of the offering were $8.0 million, after deducting the placement agent fees and offering expenses payable by the Company.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(6,967)	$(5,166)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	23,563	7,923

Operating Activities

Net cash used in operating activities was $7.0 million for the three months ended March 31, 2025, compared to $5.2 million for the three months ended March 31, 2024. The increase in cash used in operating activities was primarily due to higher study expense activity as we expanded our clinical trials during the three months ended March 31, 2025 as compared to the prior year.

Investing Activities

There was no net cash provided or consumed by investing activities for the three months ended March 31, 2025 or the three months ended March 31, 2024.

Financing Activities

Net cash provided by financing activities was $23.6 million for the three months ended March 31, 2025, compared to $7.9 million for the three months ended March 31, 2024. The increase during the three months ended March 31, 2025 was due to the $23.2 million net cash provided from the sale of common stock and pre-funded warrants in the March 2025 Offering and $0.3 million from the exercise of warrants and pre-funded warrants as compared to $8.0 million net cash provided from the sale of common stock, pre-funded warrants and warrants in the February 2024 Offering, offset by the principal payment of $0.1 million related to a short-term note, during the three months ended March 31, 2024.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements will depend on many factors that include, but are not limited to the following:

•
the initiation, design, progress, timing and completion of clinical trials for our product candidates and potential product candidates;
•
the outcome, timing and cost of regulatory approvals and the regulatory approval process;
•
delays that may be caused by changing regulatory requirements and resource levels at regulators;
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
•
the possible costs of litigation.

Based on our working capital on March 31, 2025, we believe we have sufficient capital on hand to fund operations through 2027.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Based on their evaluation, our President and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

The risks we face have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit Number	Description
4.1	Form of Pre-Funded Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2025).
10.1+	Form of Inducement Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed with the SEC on March 25, 2025).
10.2

Form of Securities Purchase Agreement, dated March 4, 2025 by and among Tenax Therapeutics, Inc. and the investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 6, 2025).

10.3	Form of Registration Rights Agreement dated March 5, 2025 (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 6, 2025).
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2025

TENAX THERAPEUTICS, INC.

By:	/s/ Thomas A. McGauley
Thomas A. McGauley
Interim Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Accounting Officer)