Form 10-Q
period 2025-06-30
TENAX THERAPEUTICS, INC.
filed 2025-08-13
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

As of August 11, 2025, the registrant had outstanding 4,562,500 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$105,462	$94,851
Prepaid expenses and other current assets	395	1,835
Total current assets	105,857	96,686
Total assets	$105,857	$96,686
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$562	$3,157
Accrued liabilities	1,965	1,536
Total current liabilities	2,527	4,693
Total liabilities	2,527	4,693

Commitments and contingencies; see Note 4
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares
Series A Preferred stock, par value $0.0001, authorized 5,181,346 shares; issued and outstanding 210, as of June 30, 2025 and December 31, 2024	-	-
Common stock, par value $0.0001 per share; authorized 400,000,000 shares; issued and outstanding 4,148,495 as of June 30, 2025 and 3,420,906 as of December 31, 2024, respectively	-	-
Additional paid-in capital	439,440	406,848
Accumulated deficit	(336,110)	(314,855)
Total stockholders’ equity	103,330	91,993
Total liabilities and stockholders' equity	$105,857	$96,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Amounts in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$6,121	$2,327	$11,804	$5,003
General and administrative	5,671	1,344	11,326	2,577
Total operating expenses	11,792	3,671	23,130	7,580

Net operating loss	(11,792)	(3,671)	(23,130)	(7,580)

Interest income	954	104	1,884	222
Interest expense	-	(9)	-	(17)
Other income (expense), net	(9)	1	(9)	1
Net loss	$(10,847)	$(3,575)	$(21,255)	$(7,374)
Net loss per share, basic and diluted	$(0.27)	$(1.83)	$(0.56)	$(4.65)
Weighted average number of common shares and prefunded warrants outstanding, basic and diluted	39,572,177	1,958,245	38,086,800	1,586,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(Amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2023	210	$-	298,281	$-	$305,351	$(297,253)	$8,098
Public offering sale of common stock, warrants, and prefunded warrants, net of offering costs of $1,028	-	-	421,260	-	8,010	-	8,010
Exercise of pre-funded warrants for cash	-	-	973,240	-	1	-	1
Exercise of pre-funded warrants, cashless	-	-	205,467	-	-	-	-
Stock split and fractional shares issued	-	-	59,997	-	-	-	-
Stock-based compensation expense	-	-	-	-	119	-	119
Net loss	-	-	-	-	-	(3,799)	(3,799)
Balance at March 31, 2024	210	$-	1,958,245	$-	$313,481	$(301,052)	$12,429
Stock-based compensation expense	-	-	-	-	22	-	22
Net loss	-	-	-	-	-	(3,575)	(3,575)
Balance at June 30, 2024	210	$-	1,958,245	$-	$313,503	$(304,627)	$8,876

Balance at December 31, 2024	210	$-	3,420,906	$-	$406,848	$(314,855)	$91,993
Public offering sale of common stock and prefunded warrants, net of offering costs of $1,746	-	-	378,346	-	23,216	-	23,216
Exercise of pre-funded warrants	-	-	99,189	-	1	-	1
Exercise of warrants	-	-	71,944	-	347	-	347
Stock-based compensation expense	-	-	-	-	4,142	-	4,142
Net loss	-	-	-	-	-	(10,408)	(10,408)
Balance at March 31, 2025	210	$-	3,970,385	$-	$434,554	$(325,263)	$109,291
Exercise of pre-funded warrants	-	-	116,693	-	1	-	1
Exercise of warrants	-	-	61,417	-	276	-	276
Stock-based compensation expense	-	-	-	-	4,609	-	4,609
Net loss	-	-	-	-	-	(10,847)	(10,847)
Balance at June 30, 2025	210	$-	4,148,495	$-	$439,440	$(336,110)	$103,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Amounts in thousands)

	Six months ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(21,255)	$(7,374)
Adjustments to reconcile net loss to net cash used in operating activities
Interest on debt instrument	-	17
Stock-based compensation	8,751	141
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,440	659
Accounts payable	(2,595)	(1,221)
Accrued liabilities	429	(419)
Net cash used in operating activities	(13,230)	(8,197)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of warrants and pre-funded warrants, net of issuance costs	23,216	8,011
Proceeds from the exercise of warrants and pre-funded warrants	625	-
Payments on short-term note	-	(222)
Net cash provided by financing activities	23,841	7,789

Net change in cash and cash equivalents	10,611	(408)
Cash and cash equivalents, beginning of period	94,851	9,792
Cash and cash equivalents, end of period	$105,462	$9,384

Supplemental Disclosures:
Cash paid for interest	$-	$17

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

Liquidity and Capital Resources

The Company has financed its operations since September 1990 primarily through the sale of equity and debt securities and loans from stockholders. The Company had an accumulated deficit of $336.1 million at June 30, 2025 and incurred losses of $21.3 million and $7.4 million during the six months ended June 30, 2025 and 2024, respectively. The Company expects to continue to incur expenses related to the development of levosimendan for pulmonary hypertension and other potential indications and, over the long term, imatinib for pulmonary arterial hypertension (“PAH”), as well as identifying and developing other potential product candidates. At June 30, 2025, the Company had cash and cash equivalents of $105.5 million. Based on its resources on June 30, 2025, Company management believes that it has sufficient funds for the Company to continue its operations over at least the next 12 months from the date these condensed consolidated financial statements were available to be issued.

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

Cash Concentration Risk

The Federal Deposit Insurance Corporation (the “FDIC”) insurance limits are $250,000 per depositor per insured bank. The Company had cash balances of $15.9 million and $1.0 million uninsured by the FDIC as of June 30, 2025 and December 31, 2024, respectively. In August 2023, the Company, through its commercial bank began to utilize the IntraFi network of commercial banks. IntraFi deposits $250,000 in each of its member banks to maintain the FDIC insurance limit. On June 30, 2025, $89.5 million of the Company's cash and cash equivalents was fully FDIC insured.

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

	Six months ended June 30,
	2025	2024

Warrants to purchase common stock	19,740,901	3,219,694
Options to purchase common stock	6,306,747	1,730
Convertible preferred shares outstanding	210	210

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

NOTE 3. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Operating costs	$1,383	$200
Employee related	582	1,336
	$1,965	$1,536

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

As of June 30, 2025, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

Litigation

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s consolidated financial statements.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of 400,000,000 shares of $0.0001 par value common stock. As of June 30, 2025 and December 31, 2024, there were 4,148,495 and 3,420,906 shares of common stock issued and outstanding, respectively.

Preferred Stock

Under the Company’s Certificate of Incorporation, as amended, the Board is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Of the potential 10,000,000 shares of preferred stock, 5,181,346 are designated as Series A Stock and 4,818,654 remain undesignated. As of June 30, 2025 and December 31, 2024, there were 210 shares of Series A Stock outstanding, convertible in the aggregate into one share of common stock.

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

The March 2025 Registration Rights Agreement includes liquidated damages provisions that meet the definition of a registration payment arrangement that is within the scope of ASC 825-20. The Company determined at the initial issuance of the pre-funded warrants that it is not probable that a payment would be required as it has both the intent and ability to satisfy the March 2025 Registration Rights Agreement. Therefore, the Company did not record a liability at inception but will evaluate the contingency at each reporting period. As of June 30, 2025, no events had occurred that would change our initial assessment of this provision.

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

The August 2024 Registration Rights Agreement includes liquidated damages provisions that meet the definition of a registration payment arrangement that is within the scope of ASC 825-20. The Company determined at the initial issuance of the pre-funded warrants and accompanying warrant that it is not probable that a payment would be required as it has both the intent and ability to satisfy the August 2024 Registration Rights Agreement. Therefore, the Company did not record a liability at inception but will evaluate the contingency at each reporting period. As of June 30, 2025, no events have occurred that would change our initial assessment of this provision.

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

Pre-Funded Warrants Activity

The following table summarizes the Company’s pre-funded warrant activity for the six months ended June 30, 2025:

	Prefunded Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2024	31,882,671	$0.01
Issued	3,760,726	0.01
Exercised	(215,882)	0.01
Outstanding at June 30, 2025	35,427,515	$0.01

Warrants

The following table summarizes the Company’s warrant activity for the six months ended June 30, 2025, not including pre-funded warrants:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2024	19,874,360	$5.77
Exercised	(133,361)	4.67
Canceled/Expired	(98)	2,330.24
Outstanding at June 30, 2025	19,740,901	$5.76

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

A total of 2,281,121 shares remained available for issuance under the 2022 Plan as of June 30, 2025.

Summary of Stock Option Activity

Transactions during the six months ended June 30, 2025 related to stock options granted to employees and directors under Company option plans were as follows:

	Shares	Weighted average exercise price per Share	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2024	3,126,436	$6.66	9.95	$783
Granted	2,930,000	5.89
Forfeited	(3)	$109,440.00
Options outstanding as of June 30, 2025	6,056,433	$6.24	9.66	$2
Options exercisable at June 30, 2025	559	$2,461.98	8.88	$1

The Company recorded compensation expense for stock options granted under Company stock incentive plans of $4.5 million and $8.5 million for the three and six months ended June 30, 2025, respectively, and $10 thousand and $28 thousand for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, there were unrecognized compensation costs of $26.5 million related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.90 years.

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

The Company granted an employment inducement stock option award for 157 shares of common stock, to its then-new President and Chief Executive Officer on July 6, 2021. The employment inducement stock option award was granted in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. This award vests as follows: 25% on the one-year anniversary of the Chief Executive Officer's employment start date and an additional 25% on each of the following three anniversaries of the Chief Executive Officer's employment start date, subject to continued employment. The option has a 10-year term and an exercise price of $3,152 per share, the July 6, 2021 closing price of our common stock. As of June 30, 2025, 75% of the vesting milestones had been achieved. The estimated fair value of this inducement stock option award was $403 thousand using the Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.13%, dividend yield of 0%, volatility factor for our common stock of 99.36% and an expected life of 7 years.

The Company also granted an employment inducement stock option award for 157 shares of common stock to its then-new Chief Medical Officer on January 15, 2021. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% upon initiation of a Phase 3 trial; 25% upon database lock; 25% upon acceptance for review of an investigational NDA; and 25% upon approval. The options have a 10-year term and an exercise price of $2,848 per share, the January 15, 2021 closing price of our common stock. As of June 30, 2025, two of the vesting milestones had been achieved. The estimated fair value of the inducement stock option award granted was $403 thousand using the Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 11%, dividend yield of 0%, volatility factor for our common stock of 103.94% and an expected life of 10 years.

Inducement stock option compensation expense totaled $96 thousand and $237 thousand for the three and six months ended June 30, 2025, respectively, and $13 thousand and $116 thousand for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, there was $1.5 million of remaining unrecognized compensation expense related to these inducement stock options.

NOTE 6. SEGMENTS

Operating segments are identified as components of an entity about which separate discrete financial information is available for evaluation by the Chief Operating Decision Maker ("CODM"), or decision-making group, in making decisions on how to allocate resources and assess performance. The Company's CODM, the President and Chief Executive Officer, views the Company's operations as one operating segment, which is focused on identifying and developing therapeutics that address cardiovascular and pulmonary diseases with high unmet medical need, with an initial therapeutic focus on pulmonary hypertension. The Company does not have revenue in the current comparative period, incurs expenses primarily in the United States and manages the business activities on a consolidated basis.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2025 and 2024 (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$6,121	$2,327	$11,804	$5,003
General and administrative	5,671	1,344	11,326	2,577
Total operating expenses	$11,792	$3,671	$23,130	$7,580

Net operating loss	(11,792)	(3,671)	(23,130)	(7,580)
Other segment items (a)
Interest income	954	104	1,884	222
Interest expense	-	(9)	-	(17)
Other income (expense), net	(9)	1	(9)	1
Net loss (b)	$(10,847)	$(3,575)	$(21,255)	$(7,374)
(a)
Other segment items included in segment loss includes interest income and interest expense.

(b)
The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the six months ended June 30, 2025 and 2024, the net cash used in operating activities was $13.2 million and $8.2 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM at June 30, 2025 and June 30, 2024 (in thousands).

	June 30, 2025	June 30, 2024
Assets:
Cash and cash equivalents	$105,462	$9,384

NOTE 7. SUBSEQUENT EVENTS

Subsequent to June 30, 2025, the Company received a total of $0.6 million from the exercise of pre-funded warrants for 271,091 shares of common stock, net due to cashless exercise, and warrants for 142,914 shares of common stock.

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

Recent Events

In March 2025, we closed a private placement financing (the “March 2025 Offering”) raising gross proceeds of approximately $25.0 million. We intend to use the net proceeds from the March 2025 Offering to advance our Phase 3 oral levosimendan program, by completing our ongoing Phase 3 LEVEL study of TNX-103 in pulmonary hypertension resulting from heart failure with preserved ejection fraction (PH-HFpEF) and initiating a second global Phase 3 study, LEVEL-2. We intend to submit marketing authorization applications following completion of the two Phase 3 trials of levosimendan and, when appropriate, a single Phase 3 trial of imatinib.

Patient enrollment in our Phase 3 LEVEL study continues, with high rates of study and therapy continuation during the blinded and open-label extension stages. We expect to complete enrollment of 230 patients in the first half of 2026. LEVEL is being conducted in Canada and the United States. We remain on track to commence LEVEL-2 this year. The LEVEL-2 trial will have a global footprint.

Given our resources on June 30, 2025, we believe we can continue our operations through 2027.

Financial Overview – Three and Six Months Ended June 30, 2025 (in thousands)

	For the three months ended June 30,		Increase/	% Increase/	For the six months ended June 30,		Increase/	% Increase/
	2025	2024	(Decrease)	(Decrease)	2025	2024	(Decrease)	(Decrease)
Operating expenses:
Research and development	$6,121	$2,327	$3,794	163%	$11,804	$5,003	$6,801	136%
General and administrative	5,671	1,344	4,327	322%	11,326	2,577	8,749	340%
Total operating expenses	$11,792	$3,671	$8,121	221%	$23,130	$7,580	$15,550	205%

Net operating loss	(11,792)	(3,671)	(8,121)	221%	(23,130)	(7,580)	(15,550)	205%
Other segment items
Interest income	954	104	850	817%	1,884	222	1,662	749%
Interest expense	-	(9)	9	(100)%	-	(17)	17	(100)%
Other income (expense), net	(9)	1	(10)	(1,000)%	(9)	1	(10)	(1,000)%
Net loss	$(10,847)	$(3,575)	$(7,272)	203%	$(21,255)	$(7,374)	$(13,881)	188%

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct a substantial portion of our pre-clinical and clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to CROs and consultants; (iv) employee-related expenses, including salaries, non-cash stock compensation expense, and benefits; and (v) facilities, depreciation and other allocated expenses, including direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	For the three months ended June 30,		Increase/	% Increase/	For the six months ended June 30,		Increase/	% Increase/
	2025	2024	(Decrease)	(Decrease)	2025	2024	(Decrease)	(Decrease)
Clinical and preclinical development	$4,515	$2,115	$2,400	113%	$8,788	$4,517	$4,271	95%
Salary and benefits	468	192	276	144%	839	363	476	131%
Stock-based compensation	982	2	980	49000%	1,843	96	1,747	1820%
Other costs	156	18	138	767%	334	27	307	1137%

Clinical and preclinical development costs increased $2.4 million and $4.3 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year. Clinical and preclinical development costs for the three and six months ended June 30, 2025 consists primarily of expenses associated with our ongoing Phase 3 LEVEL trial and our second global Phase 3 study, LEVEL-2, for which we have begun preliminary work, compared with costs for the three and six month periods ended June 30, 2024, associated with the planning of LEVEL and the initiation of the first LEVEL sites and enrollment of the first LEVEL patients.

Salary and benefits costs increased for the three and six months ended June 30, 2025 as compared to the same periods in the prior year primarily due to higher salaries and additional performance-based compensation expense as a result of an increase in the number of employees. Non-cash stock-based compensation expense increased by $1.0 million and $1.7 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024 primarily due to stock options granted in December 2024, for which the expense is being amortized over a one year vesting period, in addition to new option grants made in January and May 2025 to new and existing employees that vest and are being expensed over four years.

Other costs increased for the three and six months ended June 30, 2025 as compared to the same periods in the prior year, primarily due to increased regulatory consulting costs as we expanded our ongoing Phase 3 LEVEL trial.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including non-cash stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	For the three months ended June 30,		Increase/	% Increase/	For the six months ended June 30,		Increase/	% Increase/
	2025	2024	(Decrease)	(Decrease)	2025	2024	(Decrease)	(Decrease)
Salary and benefits	$673	$519	$154	30%	$1,218	$1,045	$173	17%
Stock-based compensation	3,626	20	3,606	18030%	6,907	45	6,862	15249%
Legal and professional fees	1,050	614	436	71%	2,309	1,050	1,259	120%
Other costs	322	191	131	69%	892	437	455	104%

Salary and benefits increased for the three and six months ended June 30, 2025 as compared to the same periods in 2024 due to increased salaries and related compensation. Non-cash stock-based compensation expense increased $3.6 million and $6.9 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024 primarily due to stock options granted in December 2024, for which the expense amortizes over a one year vesting term, in addition to new option grants made in May 2025 that vest and are being expensed over four years.

Legal fees consist of the cost of our legal counsel as well as legal costs related to our intellectual property. Professional fees consist of the costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors. Legal and professional fees increased $0.4 million and $1.3 million for the three and six month periods ended June 30, 2025, respectively, as compared to the same periods in the prior year primarily related to increased capital market expenses, consulting expenses, and accounting expenses.

Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation, and other miscellaneous charges. Other costs increased $0.1 million and $0.5 million for the three and six months ended June 30, 2025, respectively, as compared to the same periods in the prior year primarily due to increased franchise and other taxes, travel, and insurance related to the growth of the Company.

Interest Income, Interest Expense, and Other Income (Expense), net

Interest income increased $1.7 million primarily related to higher interest income on increased cash deposits as a result of the August 2024 Offering and the March 2025 Offering. The company had no interest expense for the six months ended June 30, 2025 and an immaterial amount for the six months ended June 30, 2024.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and, as of June 30, 2025, we had an accumulated deficit of $336.1 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan and, over the long term, imatinib for PAH, and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $105.9 million and $96.7 million and working capital of $103.3 million and $92.0 million as of June 30, 2025 and December 31, 2024, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

We are currently conducting the LEVEL trial and intend to recruit patients concluding in approximately the first half of 2026. Our ability to continue to pursue development of our products, including completion of the second global Phase 3 trial (LEVEL-2), beyond 2027, will depend on obtaining license income, income from warrants exercised by investors should they elect to do so, or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining any necessary resources.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2025	2024
Net cash used in operating activities	$(13,230)	$(8,197)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	23,841	7,789

Operating Activities

Net cash used in operating activities was $13.2 million for the six months ended June 30, 2025, compared to $8.2 million for the six months ended June 30, 2024. The increase in cash used in operating activities was primarily due to increased study expense activity as we expanded our clinical trials and increased payroll costs. The increase in payroll costs was primarily driven by the addition of new employees and targeted salary adjustments, reflecting a necessary investment to support our expanded clinical trial activity during the six months ended June 30, 2025 as compared to the prior year.

Investing Activities

There was no net cash provided or consumed by investing activities for the six months ended June 30, 2025 or the six months ended June 30, 2024.

Financing Activities

Net cash provided by financing activities was $23.8 million for the six months ended June 30, 2025, compared to $7.8 million for the six months ended June 30, 2024. The increase during the six months ended June 30, 2025 was due to the $23.2 million net cash provided from the sale of common stock and pre-funded warrants in the March 2025 Offering and $0.6 million from the exercise of warrants and pre-funded warrants as compared to $8.0 million net cash provided from the sale of common stock, pre-funded warrants and warrants in the February 2024 Offering, offset by the principal payment of $0.2 million related to a short-term note, during the six months ended June 30, 2024.

Operating Capital and Capital Expenditure Requirements

Our future capital requirements will depend on many factors that include, but are not limited to the following:

•
the initiation, design, footprint, progress, timing and completion of clinical trials for our product candidates and potential product candidates;
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
•
the possible costs of litigation.

Based on our working capital on June 30, 2025, we believe we have sufficient capital on hand to fund operations through 2027.

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

Based on their evaluation, our President and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on June 17, 2025).
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2025

TENAX THERAPEUTICS, INC.

By:	/s/ Thomas A. McGauley
Thomas A. McGauley
Interim Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Accounting Officer)