Form 10-Q
period 2025-09-30
TENAX THERAPEUTICS, INC.
filed 2025-11-12
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

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

As of November 11, 2025, the registrant had outstanding 6,243,575 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$99,369	$94,851
Prepaid expenses and other current assets	3,441	1,835
Total current assets	102,810	96,686
Total assets	$102,810	$96,686
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,608	$3,157
Accrued liabilities	991	1,536
Total current liabilities	6,599	4,693
Total liabilities	6,599	4,693

Commitments and contingencies; see Note 4
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares
Series A Preferred stock, par value $0.0001, authorized 5,181,346 shares; issued and outstanding 210, as of September 30, 2025 and December 31, 2024	-	-
Common stock, par value $0.0001 per share; authorized 400,000,000 shares; issued and outstanding 5,907,233 as of September 30, 2025 and 3,420,906 as of December 31, 2024, respectively	1	-
Additional paid-in capital	448,124	406,848
Accumulated deficit	(351,914)	(314,855)
Total stockholders’ equity	96,211	91,993
Total liabilities and stockholders' equity	$102,810	$96,686

The accompanying notes are an integral part of these condensed consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Amounts in thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$10,328	$3,112	$22,132	$8,115
General and administrative	6,478	1,507	17,804	4,084
Total operating expenses	16,806	4,619	39,936	12,199

Net operating loss	(16,806)	(4,619)	(39,936)	(12,199)

Interest income	1,017	665	2,901	887
Interest expense	-	(7)	-	(24)
Other (expense) income, net	(15)	-	(24)	1
Net loss	$(15,804)	$(3,961)	$(37,059)	$(11,335)
Net loss per share, basic and diluted	$(0.40)	$(0.19)	$(0.96)	$(1.37)
Weighted average number of common shares and prefunded warrants outstanding, basic and diluted	39,741,404	21,161,143	38,644,395	8,282,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(Amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2023	210	$-	298,281	$-	$305,351	$(297,253)	$8,098
Public offering sale of common stock, warrants, and prefunded warrants, net of offering costs of $1,028	-	-	421,260	-	8,010	-	8,010
Exercise of pre-funded warrants for cash	-	-	973,240	-	1	-	1
Exercise of pre-funded warrants, cashless	-	-	205,467	-	-	-	-
Stock split and fractional shares issued	-	-	59,997	-	-	-	-
Stock-based compensation expense	-	-	-	-	119	-	119
Net loss	-	-	-	-	-	(3,799)	(3,799)
Balance at March 31, 2024	210	$-	1,958,245	$-	$313,481	$(301,052)	$12,429
Stock-based compensation expense	-	-	-	-	22	-	22
Net loss	-	-	-	-	-	(3,575)	(3,575)
Balance at June 30, 2024	210	$-	1,958,245	$-	$313,503	$(304,627)	$8,876
Public offering sale of common stock, warrants, and prefunded warrants, net			1,450,661	$-	$92,293		92,293
Stock-based compensation expense	-	-	-	-	15	-	15
Net loss	-	-	-	-	-	(3,961)	(3,961)
Balance at September 30, 2024	210	$-	3,408,906	$-	$405,811	$(308,588)	$97,223

Balance at December 31, 2024	210	$-	3,420,906	$-	$406,848	$(314,855)	$91,993
Public offering sale of common stock and prefunded warrants, net of offering costs of $1,746	-	-	378,346	-	23,216	-	23,216
Exercise of pre-funded warrants	-	-	99,189	-	1	-	1
Exercise of warrants	-	-	71,944	-	347	-	347
Stock-based compensation expense	-	-	-	-	4,142	-	4,142
Net loss	-	-	-	-	-	(10,408)	(10,408)
Balance at March 31, 2025	210	$-	3,970,385	$-	$434,554	$(325,263)	$109,291
Exercise of pre-funded warrants	-	-	116,693	-	1	-	1
Exercise of warrants	-	-	61,417	-	276	-	276
Stock-based compensation expense	-	-	-	-	4,609	-	4,609
Net loss	-	-	-	-	-	(10,847)	(10,847)
Balance at June 30, 2025	210	$-	4,148,495	$-	$439,440	$(336,110)	$103,330
Exercise of pre-funded warrants			1,099,400	1	3		4
Exercise of warrants			659,338		3,059		3,059
Stock-based compensation expense	-	-	-	-	5,622	-	5,622
Net loss	-	-	-	-	-	(15,804)	(15,804)
Balance at September 30, 2025	210	$-	5,907,233	$1	$448,124	$(351,914)	$96,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(37,059)	$(11,335)
Adjustments to reconcile net loss to net cash used in operating activities
Interest on debt instrument	-	24
Stock-based compensation	14,373	155
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,606)	419
Accounts payable	2,452	(513)
Accrued liabilities	(545)	(34)
Net cash used in operating activities	(22,385)	(11,284)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of warrants and pre-funded warrants, net of issuance costs	23,216	98,477
Proceeds from the exercise of warrants and pre-funded warrants	3,687	1,827
Payments on short-term note	-	(501)
Net cash provided by financing activities	26,903	99,803

Net change in cash and cash equivalents	4,518	88,519
Cash and cash equivalents, beginning of period	94,851	9,792
Cash and cash equivalents, end of period	$99,369	$98,311

Supplemental Disclosures:
Cash paid for interest	$-	$23

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

Liquidity and Capital Resources

The Company has financed its operations since September 1990 primarily through the sale of equity and debt securities and loans from stockholders. The Company had an accumulated deficit of $351.9 million at September 30, 2025 and incurred losses of $37.1 million and $11.3 million during the nine months ended September 30, 2025 and 2024, respectively. The Company expects to continue to incur expenses related to the development of levosimendan for pulmonary hypertension and other potential indications and, over the long term, imatinib for pulmonary arterial hypertension (“PAH”), as well as identifying and developing other potential product candidates. At September 30, 2025, the Company had cash and cash equivalents of $99.4 million. Based on its resources on September 30, 2025, Company management believes that it has sufficient funds for the Company to continue its operations over at least the next 12 months from the date these condensed consolidated financial statements were available to be issued.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

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

Cash Concentration Risk

The Federal Deposit Insurance Corporation (the “FDIC”) insurance limits are $250,000 per depositor per insured bank. The Company had cash balances of $98.8 million and $1.0 million uninsured by the FDIC as of September 30, 2025 and December 31, 2024, respectively. At December 31, 2024, the Company utilized the IntraFi network of commercial banks which deposits $250,000 in each of its member banks to maintain the FDIC insurance limit.

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

	Nine months ended September 30,
	2025	2024

Warrants to purchase common stock	19,079,777	19,886,360
Options to purchase common stock	6,706,747	1,731
Convertible preferred shares outstanding	210	210

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

NOTE 3. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Operating costs	$133	$200
Employee related	858	1,336
	$991	$1,536

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

On February 19, 2024, the Company entered into an amendment to the License providing global rights to oral and subcutaneous formulations of levosimendan used in the treatment of pulmonary hypertension in heart failure with preserved ejection fraction (“PH-HFpEF”). The amendment also reduced the tiered royalties based on worldwide net sales of the product by the Company and its sublicensees, increased the License’s existing milestone payment due to Orion upon the grant of United States Food and Drug Administration approval of a levosimendan-based product to $10.0 million and added a milestone payment to Orion of $5.0 million due upon the grant of regulatory approval for a levosimendan-based product in Japan. The amendment also (i) increased the Company’s obligations to make certain non-refundable commercialization milestone payments to Orion, aggregating to up to $45.0 million, contingent upon achievement of certain cumulative worldwide sales of the product by the Company, and (ii) reduced the maximum price per capsule payable by the Company to Orion, under a yet-to-be-negotiated supply agreement, for the commercial supply of oral levosimendan-based product. Pursuant to the License, the Company and Orion will agree to a new trademark when commercializing levosimendan in either of the dosage forms.

On September 3, 2025, the Company entered into an amendment License providing exclusive worldwide rights to develop, commercialize, manufacture, and have manufactured any orally-administered pharmaceutical product containing levosimendan and, in addition to the Company’s existing rights to develop and commercialize subcutaneously administered products containing levosimendan, to manufacture or have manufactured such products. The amendment also calls for Orion to supply the Company with levosimendan to the extent reasonably necessary or useful to manufacture orally-administered products containing levosimendan for purposes of developing such products, and sets forth the terms for such supply, including the price of levosimendan ordered by the Company of low triple-digit thousands in Euros per kilogram, payment terms, and active pharmaceutical ingredient specifications.

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

As of September 30, 2025, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

Litigation

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s consolidated financial statements.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of 400,000,000 shares of $0.0001 par value common stock. As of September 30, 2025 and December 31, 2024, there were 5,907,233 and 3,420,906 shares of common stock issued and outstanding, respectively.

Preferred Stock

Under the Company’s Certificate of Incorporation, as amended, the Board is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Of the potential 10,000,000 shares of preferred stock, 5,181,346 are designated as Series A Stock and 4,818,654 remain undesignated. As of September 30, 2025 and December 31, 2024, there were 210 shares of Series A Stock outstanding, convertible in the aggregate into one share of common stock.

Common Stock and Pre-Funded Warrants

March 2025 Private Placement Financing (the “March 2025 Offering”)

On March 4, 2025, the Company entered into a securities purchase agreement with certain accredited investors for the purchase and sale, in a private placement financing by the Company, of (i) an aggregate of 378,346 shares of its common stock, and pre-funded warrants to purchase an aggregate of 3,760,726 shares of common stock at an offering price of $6.04 per share of common stock and $6.03 per pre-funded warrant, resulting in gross proceeds of $25.0 million. The pre-funded warrants do not expire and have an exercise price of $0.01. The net proceeds of the March 2025 Offering, after deducting placement agent fees and direct offering expenses were $23.2 million. The relative fair value allocated to the common stock and pre-funded warrants was $2.3 million and $22.7 million, respectively.

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

The March 2025 Registration Rights Agreement includes liquidated damages provisions that meet the definition of a registration payment arrangement that is within the scope of ASC 825-20. The Company determined at the initial issuance of the pre-funded warrants that it is not probable that a payment would be required as it has both the intent and ability to satisfy the March 2025 Registration Rights Agreement. Therefore, the Company did not record a liability at inception but will evaluate the contingency at each reporting period. As of September 30, 2025, no events had occurred that would change our initial assessment of this provision.

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

The August 2024 Registration Rights Agreement includes liquidated damages provisions that meet the definition of a registration payment arrangement that is within the scope of ASC 825-20. The Company determined at the initial issuance of the pre-funded warrants and accompanying warrant that it is not probable that a payment would be required as it has both the intent and ability to satisfy the August 2024 Registration Rights Agreement. Therefore, the Company did not record a liability at inception but will evaluate the contingency at each reporting period. As of September 30, 2025, no events have occurred that would change our initial assessment of this provision.

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

Pre-Funded Warrants Activity

The following table summarizes the Company’s pre-funded warrant activity for the nine months ended September 30, 2025:

	Prefunded Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2024	31,882,671	$0.01
Issued	3,760,726	0.01
Exercised	(1,315,282)	0.01
Canceled/Expired	(1,343)	0.01
Outstanding at September 30, 2025	34,326,772	$0.01

Warrants

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2025, not including pre-funded warrants:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2024	19,874,360	$5.77
Exercised	(792,699)	4.64
Canceled/Expired	(1,884)	1,249.17
Outstanding at September 30, 2025	19,079,777	$5.69

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

A total of 1,881,121 shares remained available for issuance under the 2022 Plan as of September 30, 2025.

Summary of Stock Option Activity

Transactions during the nine months ended September 30, 2025 related to stock options granted to employees and directors under Company option plans were as follows:

	Shares	Weighted average exercise price per Share	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2024	3,126,436	$6.66	9.95	$783
Granted	3,330,000	5.87
Forfeited	(3)	109,440.00
Options outstanding as of September 30, 2025	6,456,433	$6.21	9.43	$11,000
Options exercisable at September 30, 2025	755	$2,461.98	6.32	$1

The Company recorded compensation expense for stock options granted under Company stock incentive plans of $5.5 million and $14.0 million for the three and nine months ended September 30, 2025, respectively, and $9 thousand and $35 thousand for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, there were unrecognized compensation costs of $18.4 million related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.55 years.

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

The Company granted an employment inducement stock option award for 157 shares of common stock, to its then-new President and Chief Executive Officer on July 6, 2021. The employment inducement stock option award was granted in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. This award vested as follows: 25% on the one-year anniversary of the Chief Executive Officer's employment start date and an additional 25% on each of the following three anniversaries of the Chief Executive Officer's employment start date, subject to continued employment. The option has a 10-year term and an exercise price of $3,152 per share, the July 6, 2021 closing price of our common stock. As of September 30, 2025, 75% of the vesting milestones had been achieved. The estimated fair value of this inducement stock option award was $403 thousand using the Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.13%, dividend yield of 0%, volatility factor for our common stock of 99.36% and an expected life of 7 years.

The Company also granted an employment inducement stock option award for 157 shares of common stock to its then-new Chief Medical Officer on January 15, 2021. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% upon initiation of a Phase 3 trial; 25% upon database lock; 25% upon acceptance for review of an investigational NDA; and 25% upon approval. The options have a 10-year term and an exercise price of $2,848 per share, the January 15, 2021 closing price of our common stock. As of September 30, 2025, two of the vesting milestones had been achieved. The estimated fair value of the inducement stock option award granted was $403 thousand using the Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 11%, dividend yield of 0%, volatility factor for our common stock of 103.94% and an expected life of 10 years.

Inducement stock option compensation expense totaled $89 thousand and $326 thousand for the three and nine months ended September 30, 2025, respectively, and $6 thousand and $121 thousand for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, there was $1.4 million of remaining unrecognized compensation expense related to these inducement stock options.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30, 2025 and 2024 (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$10,328	$3,112	$22,132	$8,115
General and administrative	6,478	1,507	17,804	4,084
Total operating expenses	$16,806	$4,619	$39,936	$12,199

Net operating loss	(16,806)	(4,619)	(39,936)	(12,199)
Other segment items (a)
Interest income	1,017	665	2,901	887
Interest expense	-	(7)	-	(24)
Other income (expense), net	(15)	-	(24)	1
Net loss (b)	$(15,804)	$(3,961)	$(37,059)	$(11,335)
(a)
Other segment items included in segment loss includes interest income and interest expense.
(b)
The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the nine months ended September 30, 2025 and 2024, the net cash used in operating activities was $22.4 million and $11.3 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM at September 30, 2025 and September 30, 2024 (in thousands).

	September 30, 2025	September 30, 2024
Assets:
Cash and cash equivalents	$99,369	$98,311

NOTE 7. SUBSEQUENT EVENTS

Subsequent to September 30, 2025, the Company received a total of $1.2 million from the exercise of pre-funded warrants for 115,244 shares of common stock and warrants for 221,098 shares of common stock.

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

Patient enrollment in our Phase 3 LEVEL study continues, with high rates of study and therapy continuation during the blinded and open-label extension stages. We expect to enroll 230 patients in the first half of 2026. LEVEL is being conducted in the United States and Canada. We remain on track to commence LEVEL-2 this year. The LEVEL-2 trial will have a global footprint.

Given our resources on September 30, 2025, we believe we can continue our operations through 2027.

Financial Overview – Three and Nine Months Ended September 30, 2025 (in thousands)

	For the three months ended September 30,		Increase/	% Increase/	For the nine months ended September 30,		Increase/	% Increase/
	2025	2024	(Decrease)	(Decrease)	2025	2024	(Decrease)	(Decrease)
Operating expenses:
Research and development	$10,328	$3,112	$7,216	232%	$22,132	$8,115	$14,017	173%
General and administrative	6,478	1,507	4,971	330%	17,804	4,084	13,720	336%
Total operating expenses	$16,806	$4,619	$12,187	264%	$39,936	$12,199	$27,737	227%

Net operating loss	(16,806)	(4,619)	(12,187)	264%	(39,936)	(12,199)	(27,737)	227%
Other segment items
Interest income	1,017	665	352	53%	2,901	887	2,014	227%
Interest expense	-	(7)	7	(100)%	-	(24)	24	(100)%
Other income (expense), net	(15)	-	(15)	(100)%	(24)	1	(25)	100%
Net loss	$(15,804)	$(3,961)	$(11,843)	299%	$(37,059)	$(11,335)	$(25,724)	227%

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct a substantial portion of our pre-clinical and clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to CROs and consultants; (iv) employee-related expenses, including salaries, non-cash stock compensation expense, and benefits; and (v) facilities, depreciation and other allocated expenses, including direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	For the three months ended September 30,		Increase/	% Increase/	For the nine months ended September 30,		Increase/	% Increase/
	2025	2024	(Decrease)	(Decrease)	2025	2024	(Decrease)	(Decrease)
Clinical and preclinical development	$8,409	$2,690	$5,719	213%	$17,197	$7,207	$9,990	139%
Salary and benefits	646	272	374	138%	1,485	635	850	134%
Stock-based compensation	1,107	2	1,105	55,250%	2,950	98	2,852	2,910%
Other costs	166	148	18	12%	500	175	325	186%

Clinical and preclinical development costs increased $5.7 million and $10.0 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year. Clinical and preclinical development costs for the three and nine months ended September 30, 2025 consists primarily of expenses associated with our ongoing Phase 3 LEVEL trial and our second global Phase 3 study, LEVEL-2, for which we are conducting start-up activities, compared with costs for the three and nine month periods ended September 30, 2024, associated with the planning of LEVEL and the initiation of the first LEVEL sites and enrollment of the first LEVEL patients.

Salary and benefits costs increased for the three and nine months ended September 30, 2025 as compared to the same periods in the prior year primarily due to higher salaries and additional performance-based compensation expense as a result of an increase in the number of employees. Non-cash stock-based compensation expense increased by $1.1 million and $2.9 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024 primarily due to stock options granted in December 2024, for which the expense is being amortized over a one year vesting period, in addition to new option grants made in 2025 to new and existing employees that vest and are being expensed over four years.

Other costs increased for the three and nine months ended September 30, 2025 as compared to the same periods in the prior year, primarily due to increased regulatory consulting costs as we expanded our ongoing Phase 3 LEVEL trial.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including non-cash stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	For the three months ended September 30,		Increase/	% Increase/	For the nine months ended September 30,		Increase/	% Increase/
	2025	2024	(Decrease)	(Decrease)	2025	2024	(Decrease)	(Decrease)
Salary and benefits	$635	$630	$5	1%	$1,853	$1,675	$178	11%
Stock-based compensation	4,516	12	4,504	37,533%	11,423	57	11,366	19,940%
Legal and professional fees	926	682	244	36%	3,235	1,732	1,503	87%
Other costs	401	183	218	119%	1,293	620	673	109%

Non-cash stock-based compensation expense increased $4.5 million and $11.4 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in 2024 primarily due to stock options granted in December 2024, for which the expense amortizes over a one-year vesting term, in addition to new option grants made in 2025.

Legal fees consist of the cost of our legal counsel as well as legal costs related to our intellectual property. Professional fees consist of the costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors. Legal and professional fees increased $0.2 million and $1.5 million for the three and nine month periods ended September 30, 2025, respectively, as compared to the same periods in the prior year primarily related to increased capital market expenses, consulting expenses, and accounting expenses.

Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation, and other miscellaneous charges. Other costs increased $0.2 million and $0.7 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year primarily due to increased franchise and other taxes, travel, and insurance related to the growth of the Company.

Interest Income, Interest Expense, and Other Income (Expense), net

Interest income increased $0.4 million and $2.0 million for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year primarily related to higher interest income on increased cash deposits as a result of the August 2024 Offering and the March 2025 Offering, and increased interest rate. The Company had no interest expense for the three and nine months ended September 30, 2025 and an immaterial amount for the comparable periods in the prior year.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and, as of September 30, 2025, we had an accumulated deficit of $351.9 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan and, over the long term, imatinib for PAH, and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $102.8 million and $96.7 million and working capital of $96.2 million and $92.0 million as of September 30, 2025 and December 31, 2024, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

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

On February 8, 2024, we sold in the February 2024 Offering (i) an aggregate of 421,260 shares of our common stock and pre-funded warrants to purchase an aggregate of 1,178,740 shares of our common stock and (ii) accompanying warrants to purchase up to an aggregate of 3,200,000 shares of our common stock at a combined offering price of $5.65 per share of common stock and accompanying warrant, or $5.649 per pre-funded warrant and accompanying warrant. Net proceeds of the offering were $8.0 million, after deducting the placement agent fees and offering expenses payable by the Company.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(22,385)	$(11,284)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	26,903	99,803

Operating Activities

Net cash used in operating activities was $22.4 million for the nine months ended September 30, 2025, compared to $11.3 million for the nine months ended September 30, 2024. The increase in cash used in operating activities was primarily due to increased expenses as we expanded our clinical trials and increased payroll costs. The increase in payroll costs was primarily driven by the addition of new employees and targeted salary adjustments, reflecting a necessary investment to support our expanded clinical trial activity during the nine months ended September 30, 2025 as compared to the prior year.

Investing Activities

There was no net cash provided or consumed by investing activities for the nine months ended September 30, 2025 or the nine months ended September 30, 2024.

Financing Activities

Net cash provided by financing activities was $26.9 million for the nine months ended September 30, 2025, compared to $99.8 million for the nine months ended September 30, 2024, a decrease of $72.9 million. During the nine months ended September 30, 2025, the Company received proceeds of $23.2 million net cash provided from the sale of common stock and pre-funded warrants in the March 2025 Offering and $3.7 million from the exercise of warrants and pre-funded warrants. During the nine months ended September 30, 2024 the Company received proceeds of a total of $98.5 million from the August 8, 2024 and February 8, 2024 sales of common stock, and $1.8 million from the exercise of warrants and pre-funded warrants, offset by the principal payment of $0.5 million related to a short-term note.

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
•
the possible costs of litigation.

Based on our working capital on September 30, 2025, we believe we have sufficient capital on hand to fund operations through 2027.

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

Based on their evaluation, our President and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
10.1+

Amendment to the License Agreement of September 20, 2013 by and between Tenax Therapeutics, Inc. and Orion Corporation, dated as of September 3, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 9, 2025).

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

+ Portions of this Exhibit have been omitted pursuant to Items 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of this Exhibit to the Securities and Exchange Commission upon request.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2025

TENAX THERAPEUTICS, INC.

By:	/s/ Thomas A. McGauley
Thomas A. McGauley
Interim Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer and Accounting Officer)