Form 10-K
period 2025-12-31
TENAX THERAPEUTICS, INC.
filed 2026-03-10
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $23,840,749.

The number of shares outstanding of the registrant’s class of $0.0001 par value common stock as of March 6, 2026 was 17,197,613.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2025.

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

Forward-looking statements are based on current expectations and projections about future events, actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. You should understand that the following important factors, in addition to those discussed in under the heading “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K and in any of our filings with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Exchange Act, could affect our stock price or future results and could cause those results to differ materially from those expressed in such forward-looking statements:

•
our ability to develop and ultimately commercialize our current product candidates, and any product candidate which we may develop or in-license in the future;
•
delays in the commencement, enrollment and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;
•
our ability, our partners’ abilities, and third parties’ abilities to protect and assert intellectual property rights;
•
the success of nonclinical and clinical studies of our product candidates;
•
the need and ability to obtain regulatory approval of our product candidates and any delays in such regulatory review;
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
•
We are conducting two Phase 3 clinical trials, LEVEL and LEVEL-2 for oral levosimendan, which are expensive and time consuming, and the outcomes of the clinical trials are uncertain.
•
The market may not accept our products.
•
Nonfinal results from our clinical trials announced or published from time to time on an interim, top-line, or preliminary basis, and conclusions that may be drawn from such results, may change as more patient data or analysis of this data become available, and these results are subject to audit and verification procedures that could result in material changes in the final data. Similarly, discrete observations during clinical trials may not reflect the general response to the products that will be revealed at the conclusion of the clinical trials or in future, widespread use of the product once marketed.
•
Any collaboration we enter with third parties to develop and commercialize any future product candidates may place the development of our product candidates outside our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

Risks Related to Our Financial Position and Need for Additional Capital

•
We will require substantial additional funding to further develop, file marketing authorization applications, and if approved, commercialize our product candidates, including to complete the open label extension stage of our ongoing Phase 3 LEVEL and LEVEL-2 trials of levosimendan; as well as to initiate or complete any future imatinib Phase 3 trial.
•
Failure to obtain this necessary capital when needed on acceptable terms, or at all, or execute on an alternative strategic path, could force us to delay, limit, reduce or terminate our clinical trials, product development and marketing efforts, and business operations.
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
•
Our activities are, and will continue to be, subject to extensive government regulation, which is difficult to predict, expensive and time consuming, and we will not be able to sell our products without regulatory approval.
•
We may not receive all of the anticipated market exclusivity benefits of imatinib’s orphan drug designation, if we prioritize imatinib’s development in the future.
•
Even after products are commercialized, we would expect to spend considerable time and money complying with federal, state, and foreign laws and regulations governing their sale, and, if we are unable to fully comply with such laws and regulations, we could face substantial penalties.
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
•
If we fail to attract and retain senior management and key scientific and operational personnel, we may be unable to successfully develop and commercialize our product candidates.
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

ITEM 1—BUSINESS

Overview

Tenax Therapeutics is a Phase 3, development-stage pharmaceutical company using clinical insights to develop novel cardiopulmonary therapies. We employ a clinician-driven drug development approach, led by key opinion leaders and heart failure experts and informed by their clinical insights to precisely target disease pathophysiology. We are currently actively conducting the LEVEL and LEVEL-2 clinical trials to evaluate levosimendan as our prioritized product candidate and have deprioritized a Phase 3 clinical trial of imatinib, two drugs supported by promising evidence that they may significantly improve the lives of patients with pulmonary hypertension. Importantly, both levosimendan and imatinib have already been approved in other indications and prescribed around the world for more than 20 years, and we believe their mechanisms of action are uniquely suitable to target and treat pulmonary hypertension. We believe this derisked approach of using already-approved drugs that provide well-established safety profiles from millions of patients, combined with a development path led by preeminent cardiovascular and pulmonary hypertension experts, puts us in a strong position to deliver breakthrough cardiopulmonary therapies designed to improve patients’ functioning and quality of life.

In March 2025, we closed a private placement financing (the “March 2025 Offering”) raising gross proceeds of $25.0 million. We intend to use the net proceeds from the March 2025 Offering, in addition to the approximately $100.0 million raised in August 2024, to advance our Phase 3 oral levosimendan program. Specifically, we plan to complete our ongoing Phase 3 LEVEL study of TNX-103 in pulmonary hypertension in heart failure with preserved ejection fraction (“PH-HFpEF”). We also plan to advance our second global Phase 3 study, LEVEL-2, which was initiated in December 2025. Following completion of the two Phase 3 levosimendan trials, we intend to submit marketing authorization applications. We also plan to submit an application for imatinib following a single Phase 3 trial, when appropriate.

The Company was originally formed as a New Jersey corporation in 1967 under the name Rudmer, David & Associates, Inc., and subsequently changed its name to Synthetic Blood International, Inc. Effective June 30, 2008, we changed the domiciliary state of the corporation to Delaware and changed the Company name to Oxygen Biotherapeutics, Inc. On September 19, 2014, with the commencement of our focus on developing and ultimately commercializing levosimendan, we changed the Company name to Tenax Therapeutics, Inc.

Our Strategy

The key elements of our business strategy are outlined below.

Efficiently conduct clinical development to establish clinical proof of principle in new indications, refine dosage levels and dosing strategies, conduct other required clinical and nonclinical testing as U.S. Federal Drug Administration (the “FDA”) and other regulators may require, and continue Phase 3 testing of oral levosimendan, as our prioritized product candidate.

Levosimendan and imatinib have already been approved and prescribed in other indications in many countries around the world. We are conducting clinical development with the intent to establish proof of beneficial activity in cardiopulmonary diseases in which these therapeutics would be expected to provide benefit to patients with diseases for which either no pharmaceutical therapies are approved at all, or in the case of pulmonary arterial hypertension, where numerous, expensive therapies generally offer a modest reduction of symptoms. Our focus is primarily on designing and executing formulation and dosing regimen improvements, protecting these innovations with patents and other forms of exclusivity, and employing innovative clinical trial science to establish a robust foundation for subsequent development, product approval, and commercialization. We intend to submit marketing authorization applications following the second Phase 3 trial of levosimendan, which we commenced in December 2025, as our prioritized drug candidate. Our trials are designed to incorporate and reflect advanced clinical trial design science and the regulatory and advisory experience of our team. We intend to continue partnering with innovative companies, renowned biostatisticians and trialists, medical leaders, formulation and regulatory experts, and premier preclinical and clinical testing organizations to help expedite development, and continue expanding into complementary areas when opportunities arise through our development, research, and discoveries. We also intend to continue outsourcing to clinical research organizations, and seeking and acting upon the advice of preeminent scientists focused on cardiovascular and pulmonary drug development, when designing and executing our research.

Efficiently explore new high-potential therapeutic applications, in particular where expedited regulatory pathways are available, leveraging third-party research collaborations and our results from related areas.

Levosimendan has shown promise in multiple disease areas during its development and in the more than two decades following its approval. Our own Phase 2 study and open-label extension has demonstrated that levosimendan’s property of relaxing the venous circulation, a formerly under-appreciated mechanism of action of levosimendan, brings durable improvements in exercise capacity and quality of life, as well as other clinical assessments, in patients with PH-HFpEF. The FDA has not approved a therapy for this disease. We are committed to exploring potential clinical indications in which our therapies may achieve best-in-class profile, demonstrate novelty, and where we can address significant unmet medical needs and maintain market exclusivity.

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

Our Pipeline and Drug Candidates

PH-HFpEF

Pulmonary hypertension in heart failure with preserved ejection fraction is the most common form of pulmonary hypertension in the world, according to the World Health Organization. Prevalence in the United States is currently estimated to be greater than 1.5 million, although PH-HFpEF may be significantly underdiagnosed because diagnosis typically requires catheterization. Currently, there are no therapies approved for treatment of PH-HFpEF. Even though many therapies have been studied in this indication in the past, none have proven to be effective in treating patients with the disease.

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

In the countries where it is marketed, intravenous levosimendan is indicated for the short-term treatment of acutely decompensated heart failure in situations where conventional therapy is not sufficient, and in cases where inotropic support is considered appropriate. In acute decompensated heart failure patients, levosimendan has been shown to significantly improve patient symptoms as well as acute hemodynamic measurements such as increased cardiac output, reduced pulmonary capillary wedge pressure, reduced preload and reduced afterload.

The therapeutic effects of levosimendan are mediated through:

•
Opening of potassium-ATP channels in the vasculature smooth muscle, resulting in a vasodilatory effect on vascular beds;
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

Phase 2 HELP Study

Insights from published studies led us to initiate the HELP Study (“Hemodynamic Evaluation of Levosimendan in PH-HFpEF”), a Phase 2, double-blind, randomized, placebo-controlled clinical study to evaluate the efficacy and safety of intravenous levosimendan (“TNX-101”) in patients with PH-HFpEF. The primary endpoint of the HELP Study was change from baseline in pulmonary capillary wedge pressure (“PCWP”) during exercise, along with various other secondary endpoints. The first patient was enrolled in the study in March 2019, and the enrollment and dosing of 44 patients was completed in March 2020.

The HELP Study design was novel in several respects. To date, no other multi-center study has evaluated levosimendan in PH-HFpEF patients, or any patients with an ejection fraction greater than 40%. Instead, all previous levosimendan heart failure studies have enrolled patients with heart failure with reduced ejection fraction (“HFrEF”), thereby excluding HFpEF patients from the study. Also, the HELP Study utilized a unique 24-hour weekly infusion regimen of 0.075- 0.1µm/kg/min. Finally, the HELP Study employed a unique home-based intravenous infusion administration via an ambulatory infusion pump. This home-based weekly intravenous administration is unlike all other chronic dosing studies of levosimendan that have typically employed a shorter duration and less frequent infusion regimen administered in a hospital setting.

In June 2020, we announced preliminary, top-line data from the HELP study. Hemodynamic measurements were made at rest (supine), after leg raise on a supine bicycle (a test of rapid increase in ventricular filling) and during exercise (25 watts for three minutes or until the patient tired). In the initial open-label phase, 84% of the patients responded to the degree required by the protocol in order to be randomized (including reduction of PCWP of at least 4mm Hg during exercise). In the randomized, placebo-controlled, double-blinded 6-week trial stage, levosimendan did not demonstrate a statistically significant reduction from baseline in PCWP during exercise, the primary endpoint. However, patients receiving levosimendan had statistically significant reductions from baseline at Week 6 in PCWP and PAP at rest or after leg raise (p<0.05). Furthermore, the study demonstrated a statistically significant reduction in PCWP compared to baseline (p=<0.0017) and placebo (p=<0.0475) when the three patient measurements (i.e., at rest, with legs up, and during exercise) were combined.

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

Detailed results from HELP were presented at the Heart Failure Society of America Virtual Annual Scientific Meeting in October 2020, at the American Heart Association Scientific Sessions in November 2020, and several subsequent scientific congresses.

Open-Label Extension Study of Oral Levosimendan (TNX-103)

Following completion of the randomized treatment phase of the HELP Study, patients were able to enter an open-label extension study (“OLE”) to remain on intravenous therapy and to facilitate the continued evaluation of safety. Later, the HELP study protocol was modified to introduce a substudy within this open-label extension stage that allowed the investigators and Tenax to evaluate the safety and efficacy of an oral formulation of levosimendan (“TNX-103”). Patients who agreed to participate in the OLE substudy were safely transitioned from intravenous to oral formulation in late 2021, and the study was continued by the Company and our HELP investigators for over two years, concluding in the first half of 2023. Positive signs of efficacy were observed across all measured parameters during the OLE, which provided us with sufficient data to discuss further development of oral levosimendan with the FDA.

The transition of patients in the OLE from intravenous to oral formulation occurred safely. Improvements in all measures of efficacy taken in the transition from intravenous to 3mg daily oral levosimendan were observed.

We believe these findings from the HELP Study and the OLE IV-to-oral substudy represent important discoveries related to the use of levosimendan in PH-HFpEF patients. Not only is HELP the first study to evaluate levosimendan in PH-HFpEF patients, but to our knowledge it is also the first study conducted of any therapy in PH-HFpEF patients to show such positive improvements in hemodynamics and 6MWD. Taken together, the encouraging data to date demonstrate that levosimendan’s property of relaxing the venous circulation, a formerly under-appreciated mechanism of action of levosimendan, brings durable improvements in exercise capacity and quality of life, as well as other clinical assessments, in patients with PH-HFpEF.

Phase 3 LEVEL and LEVEL-2 Studies

In October 2020, we met with the FDA for an End-of-Phase 2 Meeting to discuss the Phase 2 clinical data and further development of levosimendan in PH-HFpEF. Subsequently, a path to registration was agreed upon involving two confirmatory Phase 3 studies, as well as a plan to replace weekly intravenous levosimendan dosing with daily oral levosimendan doses in the upcoming clinical trials. In February 2022, the FDA provided a written response advising that the safety database required for filing a New Drug Application (“NDA”) only needs to meet two of the three minimum International Clinical Harmonization (“ICH”) standards for a chronic medication in treating a non-life-threatening condition: 300 patients treated for 6 months, and 100 patients treated for 12 months. Subsequently, based on the below-described continuing dialogue with FDA, Tenax introduced into the LEVEL-2 certain study design features intended to ensure 100 patients assigned to levosimendan are treated for 12 months with their treatment assignment double-blinded. Tenax plans to continue to discuss with the FDA and other global regulators this requirement and other requirements that will determine the size and timing of its completed Phase 3 program, throughout the execution of its Phase 3 program.

On November 13, 2023, we announced that the FDA had reviewed and cleared our Investigational New Drug (“IND”) application for oral levosimendan for the treatment PH-HFpEF, enabling us to proceed with the first of two Phase 3 studies.

In the fourth quarter of 2023, we initiated the LEVEL Study (LEVosimendan to Improve Exercise Limitation in PH-HFpEF Patients), an ongoing, registrational Phase 3, randomized, double-blind, placebo-controlled clinical trial to evaluate TNX-103 in patients with PH-HFpEF in the United States and Canada. The primary endpoint is change in 6MWD from baseline to Week 12.

On December 17, 2025, we announced that the prespecified Blinded Sample Size Re-estimation (BSSR) of the LEVEL Study, demonstrated the trial is powered at well over 90% to detect a 25 meter change in 6MWD, the primary endpoint. Based on these results, we confirmed the previously announced target enrollment number and expected enrollment completion timeframe as well as topline data timeframe.

On December 17, 2025, we also announced that we initiated LEVEL-2 (NCT07288398), the second registrational study of TNX-103 in patients with PH-HFpEF. LEVEL-2 (NCT07288398) in a global, Phase 3, double-blind, randomized, placebo-controlled study of TNX-103. Tenax plans to enroll approximately 540 PH-HFpEF patients in LEVEL-2, randomized 2:1 to receive TNX-103 or placebo. The primary endpoint of the study is change from baseline in 6MWD at Week 26. Secondary endpoints include change from baseline in Kansas City Cardiomyopathy Questionnaire and New York Heart Association Functional Class.

In addition, LEVEL-2, like LEVEL, includes an OLE phase following the completion of the randomized phase to treat patients under protocol can receive open label levosimendan, allowing for additional weeks of safety observation that will contribute to the safety data on TNX-103.

Patients who complete a total study duration of 104 weeks in both protocols can continue to receive oral levosimendan by subscribing in an open-level study to bridge them from LEVEL or LEVEL-2 to commercialized product. This protocol will begin to enroll subjects from LEVEL in the first half of 2026.

PAH

Pulmonary arterial hypertension (“PAH”) is a type of pulmonary hypertension and a rare, progressive, and serious disease. Although several therapies are now available, none are cures for the disease and patients remain symptomatic with high morbidity and mortality. Importantly, all currently approved PAH therapies are pulmonary vasodilators, and there is no data supporting that these types of treatments halt progression or induce regression of the disease.

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

These results led Novartis to develop imatinib as a treatment of PAH. Novartis sponsored a Phase 2 proof-of-concept trial to evaluate the safety, tolerability, and efficacy of imatinib as an adjunct to PAH-specific therapy in patients with PAH. Novartis then sponsored a Phase 3 trial (IMPRES) which met its primary endpoint of significant increase in 6MWD (32 meters, p=0.002), an effect maintained in an extension study in patients remaining on imatinib. However, the data were confounded by a high rate of dropouts in the patients randomized to imatinib, attributed largely to gastric intolerance during the first eight weeks in the study. Consequently, Novartis chose to withdraw the IND application.

On May 30, 2019, PHPrecisionMed Inc. (“PHPM”) met with the FDA to discuss a proposal for a Phase 3 trial of imatinib in PAH using change in 6MWD as the primary endpoint. PHPM received agreement for submission under the 505(b)(2) regulatory pathway, and thereafter received orphan designation. In July 2020, PHPM received agreement from the FDA for the development of a modified release formulation that would require only a small comparative pharmacokinetic and bioavailability study.

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

As of the date of this filing, we have been granted four U.S. patents, and have been notified of the impending granting of a Canadian, a European, and a fifth U.S. patent, all related to product candidates and proprietary process, method and technology. Our issued levosimendan patents expire in 2039 and December 2040.

On January 4, 2022, we received a patent from the United States Patent and Trademark Office (“USPTO”) for the subcutaneous administration of levosimendan (TNX-102), whether through the prototype formulation we have developed in collaboration with a formulation development partner, or other subcutaneous formulations meeting certain broad characteristics defined in the patent. This patent expires in 2039. On March 21, 2023, we were granted a patent for the use of IV levosimendan in the treatment of PH-HFpEF patients. This patent expires in 2040. On July 19, 2023, we announced the USPTO issuance of another patent, this one including claims covering the use of oral levosimendan in patients with PH-HFpEF. This issued patent provides exclusivity through December 2040. On February 6, 2024, we announced the fourth levosimendan USPTO patent broadening IP protection for oral, I.V., and subcutaneous use of levosimendan and its active metabolites in PH-HFpEF, at all therapeutic doses and in combination with various cardiovascular drugs.

On September 16, 2025, we announced that the European Patent Office (EPO) notified the Company of its Intention to Grant a patent to us that will provide intellectual property protection for TNX-103 and other formulations of levosimendan, as well as its active metabolites, for use in PH-HFpEF.This new patent will have a patent term until December 2040, and it may qualify for European patent supplementary protection certificates (SPC) that would extend the period of patent protection beyond 2040. Similarly, in 2025, the Canadian government notified us that it will issue a patent for the use of oral levosimendan for the treatment of PH-HFpEF. We also have multiple patent applications pending in Europe and other countries for the treatment of PH-HFpEF, for oral and combination products.

The U.S. trademark registration for Simdax® is owned by Orion Corporation (“Orion”) and is licensed to us for sales and marketing purposes for any intravenous pharmaceutical products containing levosimendan that are commercialized in the United States and Canada.

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

Simdax License Agreement

On November 13, 2013, we acquired certain assets of Phyxius Pharma, Inc. (“Phyxius”) pursuant to an asset purchase agreement by and among the Company, Phyxius and the stockholders of Phyxius, dated October 21, 2013. Among these assets was a license with Orion Corporation (“Orion”) for the exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada (as amended from time to time, the “License”). On October 9, 2020 and January 25, 2022, we entered into amendments to the License to include in the scope of the License two new product formulations containing levosimendan, in capsule and solid dosage form (TNX-103) and a subcutaneously administered dosage form (TNX-102), subject to specified limitations (together, the “Product”).

On February 19, 2024, we entered into an amendment to the License providing global rights to oral and subcutaneous formulations of levosimendan used in the treatment of PH-HFpEF. The amendment also reduced the tiered royalties based on worldwide net sales of the product by the Company and its sublicensees, increased the License’s existing milestone payment due to Orion upon the grant of FDA approval of a levosimendan-based product to $10.0 million and added a milestone payment to Orion of $5.0 million due upon the grant of regulatory approval for a levosimendan-based product in Japan. The amendment also (i) increased the Company’s obligations to make certain non-refundable commercialization milestone payments to Orion, aggregating to up to $45.0 million, contingent upon achievement of certain cumulative worldwide sales of the product by the Company, and (ii) reduced the maximum price per capsule payable by the Company to Orion, under a yet-to-be-negotiated supply agreement, for the commercial supply of oral levosimendan-based product. Pursuant to the License, the Company and Orion will agree to a new trademark when commercializing levosimendan in either of the dosage forms.

On September 3, 2025, we entered into an amendment License providing exclusive worldwide rights to develop, commercialize, manufacture, and have manufactured any orally-administered pharmaceutical product containing levosimendan and, in addition to the Company’s existing rights to develop and commercialize subcutaneously administered products containing levosimendan, to manufacture or have manufactured such products. The amendment also calls for Orion to supply the Company with levosimendan to the extent reasonably necessary or useful to manufacture orally-administered products containing levosimendan for purposes of developing such products, and sets forth the terms for such supply, including the price of levosimendan ordered by the Company of low triple-digit thousands in Euros per kilogram, payment terms, and active pharmaceutical ingredient specifications.

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

As of December 31, 2025, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

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

Competition

The pharmaceutical and biotechnology industries are intensely competitive. Many companies, including biotechnology, chemical, and pharmaceutical companies, are actively engaged in activities similar to ours, including research and development of drugs for the treatment of cardiovascular, pulmonary, and related medical conditions, both rare and common. Many of these companies have substantially greater financial and other resources, larger research and development staff and more extensive marketing and manufacturing organizations than we do. In addition, many of them have considerable experience in preclinical testing, clinical trials and other regulatory approval procedures. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working. Our success will be based in part on our ability to identify, develop and manage a portfolio of product candidates that are safer and more effective than any competing products.

We believe the concept of using TNX-101/102/103 (levosimendan) to treat patients with PH-HFpEF is novel, and the patent granted for this use in March 2023 demonstrates the USPTO’s concurrence. Because no therapies are approved to treat PH-HFpEF, we believe our ability to succeed in the market is primarily dependent on our ability to change the established practice paradigm, which could be difficult. Key factors on which we will compete with regards to the development and marketing of levosimendan for the treatment of pulmonary hypertension in these patients include, among others, the ability to obtain adequate efficacy data, safety data, cost effectiveness data and hospital formulary approval, marketing exclusivity, and sufficient distribution and handling. Furthermore, while we believe the mechanism of action of levosimendan is novel, other low-priced, generically available products possess some similar qualities, which could present competition in the form of therapeutic substitution. Other companies, including for example Astra Zeneca, Tectonic, and Merck, are currently conducting Phase 1 and Phase 2 clinical trials of potential new therapies to treat PH-HFpEF. Merck’s sotatercept is approved for PAH and is being tested in a subset of PH patients with HFpEF, with a Phase 2 data readout predicted in the first quarter of 2026. Merck executives have confirmed their intention to conduct a Phase 3 program testing this product in PH-HFpEF patients with combined pre-capillary and post-capillary PH, among other characteristics to be shared with the public in future. GSK recently acquired a private company with a sotatercept-like compound that may in future be developed in Group 2 PH. These companies may be successful in their efforts to gain market approval for a product in some of the same patients we aim to treat with levosimendan, whether before or after we could do so. Some classes of medical therapy such as SGLT-2 inhibitors and GLP-1 agonists are or may be approved for use in patients with heart failure, and may or may not be developed specifically for PH-HFpEF, creating competition in the future. Some approved products to treat common conditions such as diabetes and obesity are theorized, or proven, to provide benefit in patients with heart failure, and are sometimes used in these patients, including off-label. Products approved for PAH, including endothelin receptor agonists (ERAs) and phosphodiesterase type 5 (PDE5) inhibitors, even though trials have not shown benefit and have sometimes demonstrated harm, and manufacturers of which have not sought approval in patients with PH-HFpEF by filing an NDA or BLA, are nevertheless prescribed off-label by some physician who care for patients with

PH associated with HFpEF, and who state in our own market research that they do so out of a desire to provide something helpful for patients with this disease.

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

Government Regulation

The manufacture and distribution of levosimendan will require the approval of U.S. government authorities as well as those of other countries. In the United States, the FDA regulates medical products. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our medical products. In addition to FDA regulations, we are also subject to other federal and state regulations, such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial funds.

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

As of December 31, 2025, we had 14 full-time employees and two part-time employees. In addition to our employees, we also rely on the service and support of outside consultants and advisors. None of our employees are represented by a union, and we believe relationships with our employees are good.

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

At present we are focusing our resources on developing levosimendan for the treatment of PH-HFpEF, while imatinib for the treatment of PAH remains part of our portfolio. We intend to commit most of our resources to advancing levosimendan for regulatory approval for the treatment of pulmonary hypertension in patients with HFpEF. Depending on whether we raise additional funds in the future, as well as on decisions made by the USPTO, clinical trial results and other information revealed by competitors, and other factors, we will prioritize our funding and other resources accordingly. If as a consequence of the results of our planned Phase 3 trials for levosimendan, or the results of prior clinical trials performed using levosimendan or imatinib, we are unable to receive regulatory approval of one or both of our existing product candidates, then we may not have resources to pursue development of any other products and our business could terminate.

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

The process of developing new drugs and/or therapeutic products is inherently complex, unpredictable, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. Product candidates that appear to be promising at some or all stages of development may not receive approval or reach the market for reasons that may not be predictable based on results and data of the clinical program. Product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoints due to statistical anomalies even though clinical benefit may have been achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance. Even if we believe the preclinical or clinical data for our product candidates are favorable, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Additionally, the FDA may require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program.

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

We are conducting two Phase 3 clinical trials, LEVEL and LEVEL-2 for oral levosimendan, which are expensive and time consuming, and the outcome of the clinical trials is uncertain.

We expect to commit a substantial portion of our financial and business resources for the foreseeable future to completing the LEVEL and LEVEL-2 trials and advancing this product through to regulatory approval for use in PH-HFpEF, and potentially other indications. We may in the future commit resources to clinical trials for our other product candidates, including imatinib. All of these clinical trials and product testing efforts will be expensive and time consuming and the timing of the regulatory review process is uncertain. The applicable regulatory agencies may suspend clinical trials at any time if they believe that the subjects participating in such trials are being exposed to unacceptable health risks. We cannot assure you that we will be able to complete our clinical trials successfully or obtain FDA or other governmental or regulatory approval of our product candidates, or that such approval, if obtained, will not include limitations on the indicated uses for which our product candidates may be marketed. Our business, financial condition and results of operations are critically dependent on obtaining capital to advance our testing program and receiving FDA and other governmental and regulatory approvals of our products. A significant delay in or failure of our planned clinical trials or a failure to achieve these approvals would have a material adverse effect on us and could result in major business and financial setbacks.

The market may not accept our products.

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•
the efficacy, safety and potential advantages of our product candidates and alternative treatments, if any;
•
our ability to offer our products for sale at competitive prices and the availability of third-party coverage and adequate reimbursement;
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

Nonfinal results from our clinical trials announced or published from time to time on an interim, top-line, or preliminary basis, and conclusions that may be drawn from such results, may change as more patient data become available, and these results are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish or reference interim, top-line, or preliminary results from our clinical trials, including from blinded or unblinded data. Interim or top-line results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcome measurements may materially change as patient enrollment and treatment extends and more patient experience is observed. Top-line or preliminary results also remain subject to audit and verification procedures that may result in the final data being materially different from the data we previously published. As a result, interim, top-line and preliminary data should be viewed with caution until the final and complete data are available. Differences between interim, top-line or preliminary data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Likewise, statements made by investigators, patients, or others participating in our clinical trials as to the effect or effects of therapy they may have observed, should not be relied upon as applicable generally to all patients with the disease, or all or most patients participating in the trials. Statements made on social media or in scientific discussions of an ongoing clinical trial should not be reviewed as company statements. Such observations, made by an individual who by design is unaware of a patient’s treatment assignment, or who is observing a patient’s reaction outside the setting of controlled study, e.g. in an open-label setting, may not be reliable as predictors of a population’s response. Such statements, while factual, should not be understood to be predictive of a larger population’s eventual response to the therapy once study data from all participants is analyzed.

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

Risks Related to Our Financial Position and Need for Additional Capital

We will require substantial additional funding to further develop, file marketing authorization applications, and if approved, commercialize our product candidates, including to complete the open label extension stage of our ongoing Phase 3 LEVEL and LEVEL-2 trials of levosimendan; as well as to initiate or complete any future imatinib Phase 3 trial. Failure to obtain this necessary capital when needed on acceptable terms, or at all, or execute on an alternative strategic path, could force us to delay, limit, reduce or terminate our clinical trials, product development efforts and business operations.

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

As of December 31, 2025, we had $97.6 million of cash and cash equivalents on hand and subsequent to year end, as of March 9, 2026 we have raised an additional $14.5 million of gross proceeds from the exercises of outstanding warrants and pre-funded warrants. We will need substantial additional capital in order to develop our product candidates, including to complete the LEVEL and LEVEL-2 trials, to complete the regulatory approval process and commercialization of levosimendan, and, potentially, imatinib, or any future product candidates. We continue to evaluate pursuing additional public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Such funding may not be available on favorable terms, if at all.

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

Our financial condition and operating results have varied significantly in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following factors, among others:

•
our ability to develop and commercialize our current product candidates, and any product candidate which we may develop or in-license in the future;
•
delays in the commencement of a trial, recruitment and initiation of sites, enrollment of patients, and completion of clinical testing, as well as the analysis and reporting of results from such clinical testing;
•
the costs and timing of regulatory approval, if any;
•
the success of clinical trials of our product candidates;
•
our ability to raise additional money to complete the development and commercialization of our current or future product candidates and support our operations;
•
our ability to establish an effective sales and marketing infrastructure;
•
competition from existing products or new products that may emerge;
•
potential side effects or adverse events of our product candidates that could delay or prevent commercialization;
•
potential liabilities associated with hazardous materials;
•
our ability to maintain adequate insurance policies;
•
our dependency on third-party manufacturers and CROs;

•
our ability to establish or maintain collaborations, licensing or other arrangements and risks related thereto;
•
our ability, our partners’ abilities, and third parties’ abilities to protect and assert intellectual property rights;
•
costs related to and outcomes of potential litigation, including any product liability claims;
•
compliance with obligations under intellectual property licenses with third parties, including milestone payments and royalties;
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

We have incurred losses since inception. For the years ended December 31, 2025 and 2024, we incurred net operating losses of $56.4 million and $19.5 million, respectively. We have funded our operations since 2013 principally through the issuance of equity securities. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan for pulmonary hypertension and other potential indications, imatinib for PAH, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Many of our current competitors have significant financial, marketing and personnel resources and development capabilities. For example, many large, well-capitalized companies already offer cardiovascular and pulmonary products and services in the United States and Europe that target the indications for which our product candidates are being developed, or related indications. Currently, as an example, at least twelve vasodilators are marketed in the U.S. for use in patients with PAH, and sales teams from Janssen, Pfizer, Bayer, United Therapeutics, and other large companies with marketing and sales capabilities represent these products in the specialized care centers where the disease is treated. While there are no products currently marketed to treat PH-HFpEF, specifically, some products such as sotatercept and relaxins under development by Astra Zeneca and others are under development to treat this prevalent disease, and some products marketed for other conditions or for HFpEF alone, are used in these patients and could constitute competition at the patient, payor, or overall market level in future.

Our activities are and will continue to be subject to extensive government regulation, which is difficult to predict, expensive and time-consuming, and we will not be able to sell our products without regulatory approval.

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
•
at any time, review division staff and senior leadership within FDA and other regulatory agencies may reverse their policy or change the application of a policy to a given drug development program, resulting in faster or slower than expected approval, and this internal discussion may be time consuming and effect the Company’s approach to study or applying for approval of a product;
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

The FDA and other regulatory agencies continue to review products even after they receive agency approval. If the FDA or another regulatory agency outside the United States approves one of our products, its manufacture and marketing will be subject to ongoing regulation, which includes compliance with current good manufacturing practices, adverse event reporting requirements and general prohibitions against promoting products for unapproved or “off-label” uses. We are also subject to inspection and market surveillance by the FDA for compliance with these and other requirements. Any enforcement action resulting from failure, even by inadvertence, to comply with these requirements could affect the manufacture and marketing of any approved products. In addition, the FDA or other regulatory agencies could withdraw a previously approved product from the market upon receipt of newly discovered information. The FDA or another regulatory agency could also require us to conduct additional, and potentially expensive, studies in areas outside our approved indicated uses.

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

Obtaining an Orphan Drug Designation from the FDA may not effectively protect our product candidates from competition because different drugs can be approved for the same condition, and orphan drug exclusivity does not prevent the FDA from approving the same or a different drug in another indication. Even after an orphan drug is approved, the FDA can subsequently approve a later application for the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target populations, more effective, or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time nor regulatory review time of a drug and does not give the drug any advantage in the regulatory review or approval process. Furthermore, U.S. law and the application of law to the exclusivity of approved therapies for orphan diseases, has evolved, including with the Consolidated Appropriations Act of 2026, and this evolution may continue to evolve, impairing our ability to be assured of the same exclusivity and the resulting reimbursement for TNX-201 for its intended use.

Even after products are commercialized, we would expect to spend considerable time and money complying with federal, state, and foreign laws and regulations governing their sale, and, if we are unable to fully comply with such laws and regulations, we could face substantial penalties.

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

Our failure to comply with any of these federal and state health care laws and regulations, or health care laws in foreign jurisdictions, as may be applicable, could have a material adverse effect on our business, financial condition, result of operations and cash flows.

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

The containment of healthcare costs is a priority of federal, state and foreign governments and the prices of drug products have been a focus in this effort. The continuing efforts of government, private insurance companies and other organizations to contain or reduce costs of healthcare, including through such recent legislation as the Inflation Reduction Act in the United States, the effects of which are evolving over time, may adversely affect our ability to set as high a price for our products as we might otherwise and the rate and scope of adoption of our products by healthcare providers. We expect that federal, state and local governments in the United States, as well as governments in other countries, will continue to consider legislation directed at lowering the total cost of healthcare. In addition, in certain foreign markets, the pricing of drug products is subject to government control and reimbursement may in some cases be unavailable or insufficient. It is uncertain whether and how future legislation, whether domestic or abroad, could affect prospects for our product candidates or what actions governmental or private payers for healthcare treatment and services may take in response to any such healthcare reform proposals or legislation. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, may prevent or limit our ability to generate revenue, attain profitability or commercialize our product candidates.

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

We currently maintain limited product liability insurance coverage for our clinical trials in the total amount of $10 million. However, our profitability will be adversely affected by a successful product liability claim in excess of our insurance coverage. There can be no assurance that product liability insurance will be available in the future or be available on reasonable terms.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cybersecurity.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, and damage to our reputation, and the further development of our product candidates could be delayed.

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

We do not currently employ personnel or possess the facilities necessary to conduct many of the activities associated with our development programs. We have historically and we will continue to engage consultants, advisors, manufacturers, expert physicians and scientists, CROs, laboratories, and others to assist in the design and conduct of nonclinical and clinical studies of our product candidates, with interpretation of the results of those studies and with regulatory activities and expect to continue to outsource all or a significant amount of such activities. As a result, many important aspects of our development programs are and will continue to be outside our direct control and our third-party service providers may not perform their activities as required or expected, including the maintenance of Good Laboratory Practices (“GLP”) or Good Clinical Practices (“GCP”) compliance, which are ultimately our responsibility to ensure. Further, such third parties may not be as committed to the success of our programs as our own employees and, therefore, may not devote the same time, thoughtfulness, or creativity to completing projects or problem-solving as our own employees would. To the extent we are unable to successfully manage the performance of third-party service providers, our business may be adversely affected.

The CROs and other vendors we engage or may engage to execute our clinical studies play a significant role in the conduct of the studies, including the collection and analysis of study data, and we likely will depend on CROs and clinical investigators to conduct future clinical studies and to assist in analyzing data from completed studies and developing regulatory strategies for our product candidates. Individuals working at the CROs with which we contract, as well as investigators at the sites at which our studies are conducted, are not our employees, and we have limited control over the amount or timing of resources that they devote to their programs. If our CROs, study investigators, and/or third-party sponsors fail to devote sufficient time and resources to studies of our product candidates, if we and/or our CROs do not comply with all GLP and GCP regulatory and contractual requirements, or if their performance is substandard, it could adversely affect the development of our product candidates.

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

Pursuant to the terms of our license for levosimendan, Orion is at present our sole manufacturing source for TNX-103; should they opt not to provide us the product, our license agreement requires 24 months’ notice to the Company in order to allow the Company to identify and engage an alternative manufacturer. We might engage other third-party suppliers and CMOs for the supply and manufacture of TNX-102, or other formulations we might develop.

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

We have historically operated with a limited number of employees. As of December 31, 2025, we had fourteen full-time employees and two part-time employees. Numerous additional contract staff, separate to the CROs and vendors with whom we contract, support our administrative and R&D functions. Still, institutional knowledge is concentrated within this small group of employees and contract team members. Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel to continue the development, regulatory approval and commercialization of our product candidates. We will need to hire or contract with additional qualified personnel with expertise in preclinical testing, clinical research and testing, government regulation, formulation and manufacturing, and sales and marketing. Additionally, our future success is highly dependent upon the contributions of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, completion of our planned clinical trials or the commercialization of our product candidates.

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

To commercialize our products, if approved, in the United States and other jurisdictions in which we may seek approvals, we must build our marketing, sales, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. We have not decided upon a commercialization strategy in these areas. We have no experience in the sale and marketing of approved medical products and marketing the licensing of such products before FDA or other regulatory approval. We have not identified or engaged a third party that is prepared to distribute our products should they be approved. If we decide to establish our own commercialization capability, we will need to recruit, train and retain a marketing staff and sales force with sufficient technical expertise. We do not know whether we can establish a commercialization program at a cost that is acceptable in relation to revenue or whether we can be successful in commercializing our product. Factors that may inhibit our efforts to commercialize our products directly and without strategic partners include:

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

•
we may not be able to control the amount and timing of resources that our distributors or collaborators may devote to the marketing and commercialization of our product candidates;
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

We are pursuing a multi-faceted IP strategy for levosimendan that includes filing patent applications in the U.S. and Canada, Europe, and multiple other countries that, if granted, could protect various uses and formulations of levosimendan In January 2022, the USPTO granted us a patent protecting claims for different uses of various cyclodextrin-based subcutaneous formulations of levosimendan, including a claim for its use in the treatment of PH-HFpEF patients. In 2026, the USPTO issued Tenax a Notice of Allowance for claims directed to the subcutaneous administration of levosimendan in a broad range of indications. The range of indications includes but is not limited to PH-HFpEF. In addition, we received in March 2023 another U.S. patent protecting the use of levosimendan in the treatment of PH-HFpEF. Two subsequent U.S. patents expanded these protections on the use of levosimendan in the treatment of PH-HFpEF. Other patent applications are pending globally, or will be granted in 2026 according to patent authorities in Canada in Europe.

Our strategy to maximize market exclusivity for imatinib relies on two forms of exclusivity. First, we have been granted Orphan Drug Designation for the treatment of PAH by the FDA which, depending on evolving law and policy in this arena, could provide seven years of regulatory exclusivity in the U.S. if our imatinib formulation is the first to receive FDA approval for PAH. In addition, we may file one or more patent applications to cover patentable subject matter that may result from our imatinib development. If granted, a patent would provide protection for 20 years from its filing date.

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
•
status of ongoing litigation;
•
results of clinical trials of our competitors’ products, or comments made on the observed results of their, or our, products;
•
regulatory actions with respect to our products or our competitors’ products;
•
actions and decisions by our collaborators or partners;
•
actual or anticipated changes in our growth rate relative to our competitors;
•
actual or anticipated fluctuations in our competitors’ operating results or changes in their growth rate;
•
competition from existing products or new products that may emerge, or on which development work is terminated for safety, efficacy or other reasons;
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

For the foreseeable future, to finance our operations, including possible acquisitions or strategic transactions, we expect to issue equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 400,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2025, there were 9,314,130 shares of common stock outstanding, 16,895,111 shares underlying warrants with a weighted average exercise price of $5.66 per share, 33,102,778 shares underlying pre-funded warrants with an exercise price of $0.01 per share, and 6,616,432 shares underlying options with a weighted average exercise price of $6.21 per share. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees, or for other business purposes. The future issuance of any such additional shares of common stock or common stock equivalents may create downward pressure on the trading price of our common stock.

Anti-takeover provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult, which could discourage takeover attempts and lead to management entrenchment, and the market price of our common stock may be lower as a result.

Certain provisions in our Amended and Restated Certificate of Incorporation (the “Charter”) and our Fourth Amended and Restated Bylaws (the “Bylaws”), may make it difficult for a third party to acquire, or attempt to acquire, control of the Company, even if a change in control was considered favorable by the stockholders. For example, our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock. The Board can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change in control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. An issuance of shares of preferred stock may result in the loss of voting control of other stockholders.

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
•
require that stockholders give advance notice to nominate directors or submit proposals for consideration at stockholder meetings; and
•
authorize the Board, by a majority vote, to amend the Bylaws.

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

ITEM 4— MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS

The following table sets forth information concerning our executive officers as of March 10, 2026:

Name	Age	Position
Christopher T. Giordano	52	President and Chief Executive Officer and Director
Thomas A. McGauley, CPA	53	Interim Chief Financial Officer
Stuart Rich, MD	76	Chief Medical Officer and Director

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

DIRECTORS

Gerald T. Proehl, Director and Chairman

Founder, President, Chief Executive Officer and Chair of the Board of Directors, Dermata Therapeutics, Inc.

June Almenoff, MD, PhD, Director

Member of the Board of Directors, Actinium Pharmaceuticals, Inc.

Co-founder and Executive, Chair, portfolio company, 82 Venture Studios (Exec. Venture Partner) and Member of Investment Advisory Board, Harrington Discovery Institute

Michael Davidson, MD, Director

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

Based upon information furnished by our transfer agent, as of March 6, 2026, there were 1,328 holders of record of our common stock.

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

Repurchases of Common Stock

None.

Unregistered Sales of Equity Securities

During the year ended December 31, 2025, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Overview

Tenax Therapeutics is a Phase 3, development-stage pharmaceutical company leveraging clinical insights to develop novel cardiopulmonary therapies. We employ a clinician-driven drug development approach, led by key opinion leaders and advised by thought leaders who are pulmonary hypertension and heart failure experts and informed by their clinical insights to precisely target disease pathophysiology. We are currently actively conducting the LEVEL and LEVEL-2 clinical trials to evaluate levosimendan as our prioritized product candidate, and have deprioritized a Phase 3 clinical trial of imatinib, two drugs supported by promising evidence that they may significantly improve the lives of patients with pulmonary hypertension. Importantly, both levosimendan and imatinib have already been approved in other indications and prescribed around the world for more than 20 years, and we believe their mechanisms of action are uniquely suitable to target and treat pulmonary hypertension. We believe this derisked approach of using already-approved drugs that provide well-established safety profiles from millions of patients, combined with a development path led by preeminent cardiovascular and pulmonary hypertension experts, puts us in a strong position to deliver breakthrough cardiopulmonary therapies designed to improve patients’ functioning and quality of life.

Recent Events

In March 2025, we closed a private placement financing raising gross proceeds of approximately $25.0 million. We intend to use the net proceeds from the March 2025 Offering, in addition to approximately $100.0 million raised in August 2024, to advance our Phase 3 oral levosimendan program. Specifically, we plan to complete our ongoing Phase 3 LEVEL study of TNX-103 in PH-HFpEF. We also plan to advance our second global Phase 3 study, LEVEL-2, which commenced in December 2025. Following completion of the two Phase 3 levosimendan trials, we intend to submit marketing authorization applications. We also plan to submit an application for imatinib following completion of a single Phase 3 trial, when appropriate.

Our Phase 3 LEVEL study continues, with high rates of study and therapy continuation during the blinded and open-label extension stages. We achieved our target enrollment of 230 patients in March of 2026. LEVEL is being conducted in the United States and Canada.

Based on our current operating plan, we believe that our existing cash and cash equivalents as of December 31, 2025 will be sufficient to fund our planned operations through at least the end of 2027.

Comparison of the Years Ended December 31, 2025 and 2024 (in thousands)

	The year ended December 31,		Increase/	% Increase/
	2025	2024	(Decrease)	(Decrease)
Operating expenses:
Research and development	$32,672	$12,709	$19,963	157%
General and administrative	23,713	6,785	16,928	249%
Total operating expenses	$56,385	$19,494	$36,891	189%

Net operating loss	(56,385)	(19,494)	(36,891)	189%
Other segment items
Interest income	3,819	1,914	1,905	100%
Interest expense	-	(23)	23	(100)%
Other (expense) income, net	(33)	1	(34)	(3,400)%
Net loss	$(52,599)	$(17,602)	$(34,997)	199%

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct a substantial portion of our pre-clinical and our clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to contract service organizations as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the years ended December 31, 2025 and 2024, respectively, are as follows (in thousands):

	Year ended December 31,		Increase/	% Increase/
	2025	2024	(Decrease)	(Decrease)
Clinical and preclinical development	$26,064	$11,125	$14,939	134%
Salary and benefits	2,133	1,048	1,085	104%
Stock-based compensation	3,881	286	3,595	1257%
Other costs	594	250	344	138%
Total research and development expense	$32,672	$12,709	19,963	157%

Clinical and preclinical development costs increased $14.9 million for the year ended December 31, 2025 as compared to the same period in the prior year. Clinical and preclinical development costs for the year ended December 31, 2025 consists primarily of expenses associated with our ongoing Phase 3 LEVEL trial and our second global Phase 3 study, LEVEL-2, which commenced in December 2025, compared with costs for the year ended December 31, 2024, associated with the planning of LEVEL and the early progress initiating LEVEL sites and enrolling the first LEVEL patients.

Salary and benefits expense increased $1.1 million for the year ended December 31, 2025 as compared to the same period in the prior year primarily due the increased number of employees as we expanded our LEVEL trial and designed, planned, and commenced our LEVEL-2 trial. Stock-based compensation expense increased $3.6 million for the year ended December 31, 2025, as compared to the same period in the prior year due to stock option grants made late in 2024 and during 2025.

Other costs increased $0.3 million for the year ended December 31, 2025, as compared to the same period in the prior year, primarily due to higher regulatory costs over the prior year as we expanded our clinical trial during 2024.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including non-cash stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the years ended December 31, 2025 and 2024, respectively, are as follows (in thousands):

	Year ended December 31,		Increase/	% Increase/
	2025	2024	(Decrease)	(Decrease)
Salary and benefits	$2,315	$2,257	$58	3%
Stock-based compensation	15,282	839	14,443	1721%
Legal and professional fees	4,388	2,692	1,696	63%
Other costs	1,728	997	731	73%
Total general and administrative expense	$23,713	$6,785	16,928	249%

Salary and benefits expense remained relatively unchanged for the year ended December 31, 2025, as compared to the same period in the prior year due to lower bonuses offsetting salary increases and new employee salaries. Stock-based compensation expense increased $14.4 million for the year ended December 31, 2024 due to stock option grants in late 2024 and during 2025.

Legal fees consist of the cost of our legal counsel as well as legal costs related to our intellectual property. Professional fees consist of the costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors. Legal and professional fees increased $1.7 million for the year ended December 31, 2025 compared to the same period in the prior year primarily related to increased capital market expenses, consulting expenses, and accounting expenses, offset by a decrease in intellectual property related legal costs.

Other costs increased $0.7 million for the year ended December 31, 2025 compared to the same period in the prior year. Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation and other miscellaneous charges. The increase was primarily attributable to increased costs for franchise and other taxes.

Interest Income, Interest Expense, and Other Income (Expense), net

Interest income increased $1.9 million for the year ended December 31, 2025 as compared to the same period in the prior year primarily related to higher interest income on increased cash deposits as a result of the March 2025 Offering and warrant exercises during 2025, and increased interest rates. The Company had no interest expense for the year ended December 31, 2025 and an immaterial amount for the prior year. Other income (expense) was immaterial.

Liquidity and Capital Resources

We have incurred losses since our inception and, as of December 31, 2025, we had an accumulated deficit of $367.5 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan and, over the long term, imatinib for

PAH, and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $104.2 million and $96.7 million and working capital of $97.1 million and $92.0 million as of December 31, 2025 and December 31, 2024, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

We are currently conducting the LEVEL trial and intend to recruit patients into the first half of 2026 and we commenced our LEVEL-2 trial in December 2025 and are currently enrolling patients. Our ability to continue to pursue development of our products, including completion of a second Phase 3 oral levosimendan trial, beyond 2027, will depend on obtaining license income, income from warrants exercised by investors should they elect to do so, or outside financial resources. There is no assurance that we will obtain any license agreement or outside financing or that we will otherwise succeed in obtaining any necessary resources.

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

On August 8, 2024, we sold in a private placement financing an aggregate of 1,450,661 shares of our common stock, and pre-funded warrants to purchase an aggregate of 31,882,671 shares of our common stock, and accompanying warrants to purchase up to an aggregate of 16,666,666 shares of our common stock with an exercise price of $4.50, at a combined offering price of $3.00 per share of common stock and accompanying warrant, or $2.99 per pre-funded warrant and accompanying warrant, resulting in gross proceeds of $99.7 million. Net proceeds from the offering were $92.3 million, after deducting the placement agent fees and offering expenses payable by the Company.

On February 8, 2024, we sold in a registered public offering (the “February 2024 Offering”) an aggregate of 421,260 shares of our common stock and pre-funded warrants to purchase an aggregate of 1,178,740 shares of our common stock and (ii) accompanying warrants to purchase up to an aggregate of 3,200,000 shares of our common stock with an exercise price of $5.65, at a combined offering price of $5.65 per share of common stock and accompanying warrant, or $5.649 per pre-funded warrant and accompanying warrant, resulting in gross proceeds to the Company of $9.0 million. Net proceeds of the offering were $8.0 million, after deducting the placement agent fees and offering expenses payable by the Company.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Year ended December 31,
	2025	2024
Net cash (used in) operating activities	$(35,800)	$(14,811)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	38,514	99,870

Operating Activities

Net cash used in operating activities was $35.8 million for the year ended December 31, 2025, compared to $14.8 million for the year ended December 31, 2024. The increase in cash used for operating activities was primarily due to higher study expense activity and increased employee hiring in the year ended December 31, 2025 as compared to the prior year.

Investing Activities

There was no net cash provided or consumed by investing activities for the years ended December 31, 2025 and December 31, 2024.

Financing Activities

Net cash provided by financing activities was $38.5 million for the year ended December 31, 2025, as compared to $99.9 million in the year ended December 31, 2024. During the year ended December 31, 2025, the Company received proceeds of $23.2 million net cash provided from the sale of common stock and pre-funded warrants in the March 2025 Offering and $15.3 million from the exercise of warrants and pre-funded warrants. During the year ended December 31, 2024 the Company received proceeds of a total of $98.5 million from the August 8, 2024 and February 8, 2024 sales of common stock, and pre-funded warrants and accompanying warrants, and $1.8 million from the exercise of warrants and pre-funded warrants, offset by the principal payment of $0.5 million related to a short-term note.

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
•
the possible costs of litigation.

Based on our working capital on December 31, 2025, we believe we have sufficient capital on hand to continue to fund operations through the end of 2027.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024. The Company adopted and applied the amendments of this ASU to its disclosures. The application of this ASU did not have a material impact on the Company's financial position, results of operations or cash flows.

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

Based on their evaluation, our President and Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

(a) None.

(b) None.

ITEM 9C—DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10— DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2026 Annual Meeting of Stockholders currently scheduled to be held on June 18, 2026, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The information required by this Item concerning our Audit and Compliance Committee is incorporated by reference from the section captioned “Corporate Governance Matters – Standing Committees – Audit and Compliance Committee” contained in our proxy statement related to the 2026 Annual Meeting of Stockholders.

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

We have also adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, and employees, and by the Company. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K and is also available on our website at http://investors.tenaxthera.com/corporate-governance.

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

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
2022 Stock Incentive Plan	6,616,131	$5.99	1,720,474
2016 Stock Incentive Plan, as amended	290	$3,252.00	647
Amended and Restated 1999 Amended Stock Plan, as amended	11	$50,830.55	-
Equity compensation plans not approved by security holders:
Employee Inducement Stock Option Grants (1)	250,314	$10.22	-
Total	6,866,746	$6.36	1,721,121

(1) Consists of (a) an option award for 250,000 shares of common stock to a new employee on January 21, 2025, which vests in four equal annual installments beginning on the first anniversary of the date of issuance, subject to the employee’s continued employment, with a 10-year term and an exercise price of $6.45 per share; and (b) options to purchase 314 shares of common stock, with a weighted average exercise price of $3,008, pursuant to the Plan for Employee Inducement Stock Options, which is filed as Exhibit 10.13 to this Annual Report on Form 10-K. The Plan became effective on July 6, 2021 when approved by the members of the Company’s Compensation Committee. These option awards were each granted in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and therefore were not awarded under the Company’s stockholder approved equity plan.

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

ii.
Financial Statement Schedules:

None.

iii.
Exhibit Index

The following exhibits have been or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Asset Purchase Agreement by and between Oxygen Biotherapeutics, Inc., Life Newco, Inc., Phyxius Pharma, Inc., and the stockholders of Phyxius Pharma, Inc. dated October 21, 2013.	8-K	001-34600	2.1	October 25, 2013

2.2	Agreement and Plan of Merger among PHPrecisionMed Inc., Tenax Therapeutics, Inc., Life Newco II, Inc., and Dr. Stuart Rich dated January 15, 2021.	8-K	001-34600	2.1	January 19, 2021

3.1	Amended and Restated Certificate of Incorporation, effective June 16, 2025.	8-K	001-34600	3.2	June 17, 2025

3.2	Certificate of Designation of Series A Convertible Preferred Stock, dated December 10, 2018.	8-K	001-34600	4.1	December 11, 2018

3.3	Fourth Amended and Restated Bylaws.	10-Q	001-34600	3.1	August 15, 2023

4.1	Form of Unregistered Warrant, dated March 13, 2020.	8-K	001-34600	4.2	March 13, 2020

4.2	Form of Placement Agent Warrant, dated March 13, 2020.	8-K	001-34600	4.3	March 13, 2020

4.3	Form of Unregistered Warrant, dated July 6, 2020.	8-K	001-34600	4.2	July 8, 2020

4.4	Form of Placement Agent Warrant, dated July 8, 2020.	8-K	001-34600	4.3	July 8, 2020

4.5	Form of Unregistered Warrant, dated July 6, 2021.	8-K	001-34600	4.2	July 8, 2021

4.6	Form of HCW Warrant, dated July 6, 2021.	8-K	001-34600	4.3	July 8, 2021

4.7	Form of Common Stock Warrant, dated May 19, 2022.	8-K	001-34600	4.2	May 20, 2022

4.8	Warrant Amendment Agreement, dated as of May 17, 2022, by and between the Company and the Investor.	8-K	001-34600	4.3	May 20, 2022

4.9	Warrant Agency Agreement, dated February 3, 2023, by and between Tenax Therapeutics, Inc. and Direct Transfer LLC.	8-K	001-34600	4.1	February 7, 2023

4.10	Form of Common Stock Purchase Warrant, dated February 3, 2023.	8-K	001-34600	4.3	February 7, 2023

4.11	Warrant Agency Agreement, dated February 12, 2024, by and between Tenax Therapeutics, Inc. and Direct Transfer LLC.	8-K	001-34600	4.1	February 12, 2024

4.12	Form of Common Stock Purchase Warrant, dated February 12, 2024.	8-K	001-34600	4.3	February 12, 2024

4.13	Form of Pre-Funded Warrant to Purchase Common Stock, dated August 8, 2024.	8-K	001-34600	4.1	August 6, 2024

4.14	Form of Warrant to Purchase Shares of Common Stock or Pre-Funded Warrants, dated August 8, 2024.	8-K	001-34600	4.2	August 6, 2024

4.15	Form of Pre-Funded Warrant to Purchase Common Stock, dated March 5, 2025.	8-K	001-34600	4.1	March 6, 2025

4.16	Description of Common Stock.		-	-	Filed herewith

10.1.1+	1999 Amended Stock Plan, as amended and restated June 17, 2008.	10-K	002-31909	10.15	August 13, 2008

10.1.2+	Amendment No. 1 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan.	10-K	001-34600	10.19	July 29, 2014

10.1.3+	Amendment No. 2 to Oxygen Biotherapeutics, Inc. 1999 Amended Stock Plan.	10-K	001-34600	10.20	July 29, 2014

10.1.4+	Form of Option issued to Executive Officers and Directors under 1999 Amended Stock Plan.	10-K	002-31909	10.5	August 13, 2004

10.1.5+	Form of Option issued to Employees under 1999 Amended Stock Plan.	10-K	002-31909	10.6	August 13, 2004

10.1.6+	Form of Option Agreement with Form of Notice of Grant under 1999 Amended Stock Plan.	10-K	001-34600	10.9	March 16, 2017

10.2+	Form of Indemnification Agreement.	10-K	001-34600	10.36	July 15, 2011

10.3.1*	License Agreement dated September 20, 2013 by and between Phyxius Pharma, Inc. and Orion Corporation.	10-Q	001-34600	10.3	March 17, 2014

10.3.2*	Amendment to License Agreement, dated as of October 9, 2020, by and between Tenax Therapeutics, Inc. and Orion Corporation.	8-K	001-34600	10.1	October 15, 2020

10.3.3*	Amendment to the License Agreement of September 20, 2013, by and between Tenax Therapeutics, Inc. and Orion Corporation, dated as of January 25, 2022.	8-K	001-34600	10.1	January 28, 2022

10.3.4*	Third Amendment to the License Agreement of September 20, 2013, by and between Tenax Therapeutics, Inc. and Orion Corporation, dated as of February 19, 2024.	8-K	001-34600	10.1	February 20, 2024

10.3.5*	Fourth Amendment to the License Agreement of September 20, 2013, by and between Tenax Therapeutics, Inc. and Orion Corporation, dated as of October 2, 2024.	10-K	001-34600	10.3.5	March 25, 2025

10.3.6*	Fifth Amendment to the License Agreement of September 20, 2013, by and between Tenax Therapeutics, Inc. and Orion Corporation, dated as of September 3, 2025.	8-K	001-34600	10.1	September 9, 2025

10.4.1+	Tenax Therapeutics, Inc. 2016 Stock Incentive Plan.	10-Q	001-34600	10.1	August 9, 2016

10.4.2+	Amendment No. 1 to Tenax Therapeutics, Inc. 2016 Stock Incentive Plan.	10-Q	001-34600	10.1	August 14, 2019

10.4.3+	Amendment No. 2 to Tenax Therapeutics, Inc. 2016 Stock Incentive Plan.	10-Q	001-34600	10.1	August 16, 2021

10.4.4+	Form of Option issued to Non-Employee Directors under Tenax Therapeutics, Inc. 2016 Stock Incentive Plan.	10-Q	001-34600	10.2	August 14, 2018

10.4.5+	Form of Option issued to Employees and Contractors under Tenax Therapeutics, Inc. 2016 Stock Incentive Plan.	10-Q	001-34600	10.3	August 14, 2018

10.4.6+	Form of Incentive Stock Option Agreement under Tenax Therapeutics, Inc. 2016 Stock Incentive Plan.	10-Q	001-34600	10.4	August 14, 2018

10.5	Form of Securities Purchase Agreement, dated as of March 11, 2020, by and between Tenax Therapeutics, Inc. and the investor identified on the signature page thereto.	8-K	001-34600	10.1	March 13, 2020

10.6	Form of Securities Purchase Agreement for Class C Units and Class D Units, dated as of July 6, 2020, by and between Tenax Therapeutics, Inc. and the Investor.	8-K	001-34600	10.1	July 8, 2020

10.7.1	Form of Securities Purchase Agreement for Class E Units and Class F Units, dated as of July 6, 2020, by	8-K	001-34600	10.2	July 8, 2020

and between Tenax Therapeutics, Inc. and the Investor.

10.7.2	Waiver dated June 13, 2022.	8-K	001-34600	10.1	June 16, 2022

10.8	Form of Registration Rights Agreement, dated as of July 6, 2020, by and between Tenax Therapeutics, Inc. and the Investor.	8-K	001-34600	10.3	July 8, 2020

10.9.1+	Executive Employment Agreement with Dr. Stuart Rich dated January 15, 2021.	8-K	001-34600	10.1	January 19, 2021

10.9.2+	Amendment to Executive Employment Agreement with Dr. Stuart Rich dated June 12, 2024.	8-K	001-34600	10.2	June 13, 2024

10.9.3+	Second Amendment to Executive Employment Agreement with Dr. Stuart Rich, MD, dated January 6, 2026.	8-K	001-34600	10.1	January 6, 2026

10.10	Securities Purchase Agreement for Unregistered Pre-Funded Warrant, dated as of July 6, 2021 by and between Tenax Therapeutics, Inc. and the Investor.	8-K	001-34600	10.1	July 8, 2021

10.11	Registration Rights Agreement, dated July 6, 2021, by and between Tenax Therapeutics, Inc. and the Investor.	8-K	001-34600	10.2	July 8, 2021

10.12+	Executive Employment Agreement dated July 6, 2021, by and between Tenax Therapeutics, Inc. and Christopher T. Giordano.	8-K	001-34600	10.4	July 8, 2021

10.13+	Plan for Employee Inducement Stock Options adopted July 6, 2021 with Form of Stock Option Agreement.	8-K	001-34600	10.5	July 8, 2021

10.14 +*	Consulting Agreement dated October 14, 2021, by and between Tenax Therapeutics, Inc. and Danforth Advisors, LLC.	10-K	001-34600	10.20	March 29, 2022

10.15	Securities Purchase Agreement for Units, dated as of May 17, 2022, by and between the Company and the Investor.	8-K	001-34600	10.1	May 20, 2022

10.16	Registration Rights Agreement, dated as of May 17, 2022, by and between the Company and the Investor.	8-K	001-34600	10.2	May 20, 2022

10.17.1+	Tenax Therapeutics, Inc. 2022 Stock Incentive Plan.	8-K	001-34600	10.1	June 10, 2022

10.17.2+	Amendment No. 1 to the Tenax Therapeutics, Inc. 2022 Stock Incentive Plan.	8-K	001-34600	10.1	June 13, 2024

10.17.3+	Amendment No. 2 to the Tenax Therapeutics, Inc. 2022 Stock Incentive Plan.	8-K	001-34600	10.1	October 30, 2024

10.17.4+	Form of Notice of Stock Option Grant and Award Agreement under the Tenax Therapeutics, Inc. 2022 Stock Incentive Plan.	8-K	001-34600	10.2	June 10, 2022

10.18	Placement Agency Agreement, dated as of February 3, 2023, by and between Tenax Therapeutics, Inc. and Roth Capital Partners, LLC.	8-K	001-34600	10.1	February 7, 2023

10.19	Form of Securities Purchase Agreement dated as of February 3, 2023 by and between Tenax Therapeutics, Inc. and the purchasers named therein.	8-K	001-34600	10.2	February 7, 2023

10.20	Form of Leak-Out Agreement, dated as of February 3, 2023 by and between Tenax Therapeutics, Inc. and the purchasers named therein.	8-K	001-34600	10.3	February 7, 2023

10.21	Placement Agency Agreement, dated as of February 8, 2024, by and between Tenax Therapeutics, Inc. and Roth Capital Partners, LLC.	8-K	001-34600	10.1	February 12, 2024

10.22	Form of Securities Purchase Agreement, dated as of February 8, 2024, by and between Tenax Therapeutics, Inc. and the purchasers named therein.	8-K	001-34600	10.2	February 12, 2024

10.23	Form of Securities Purchase Agreement, dated as of August 6, 2024, by and between Tenax Therapeutics, Inc. and the purchasers named therein.	8-K	001-34600	10.1	August 6, 2024

10.24	Form of Registration Rights Agreement, dated as of August 6, 2024, by and between Tenax Therapeutics, Inc. and the purchasers named therein.	8-K	001-34600	10.2	August 6, 2024

10.25+	Form of Inducement Stock Option Award Agreement	10-K	001-34600	10.26	March 25, 2025

10.26	Form of Securities Purchase Agreement, dated March 4, 2025, by and among Tenax Therapeutics, Inc. and the investors signatory thereto.	8-K	001-34600	10.1	March 6, 2025

10.27	Form of Registration Rights Agreement, dated as of March 5, 2025, by and between Tenax Therapeutics, Inc. and the purchasers named therein.	8-K	001-34600	10.2	March 6, 2025

19.1	Tenax Therapeutics, Inc. Insider Trading Policy, dated as of September 20, 2023.	10-K	001-34600	19.1	March 25, 2025

21.1	List of Subsidiaries of Registrant.	10-K	001-34600	21.1	March 31, 2023

23.1	Consent of Independent Registered Public Accounting Firm.	-	-	-	Filed herewith

31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith

31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	Furnished herewith

32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	-	-	-	Furnished herewith

97.1	Tenax Therapeutics, Inc. Compensation Recovery Policy, adopted September 20, 2023.	10-K	001-34600	97.1	March 28, 2024

101.INS	XBRL Instance Document.	-	-	-	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document.	-	-	-	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	-	-	-	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	-	-	-	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	-	-	-	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	-	-	-	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				Filed herewith

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

Date: March 10, 2026	TENAX THERAPEUTICS, INC.
	By:	/s/ Thomas A. McGauley
Thomas A. McGauley Interim Chief Financial Officer (On behalf of the Registrant and as Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher T. Giordano	President and Chief Executive Officer and Director	March 10, 2026
Christopher T. Giordano	(Principal Executive Officer)

/s/ Thomas A. McGauley	Interim Chief Financial Officer	March 10, 2026
Thomas A. McGauley	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gerald Proehl	Chairman of the Board and Director	March 10, 2026
Gerald Proehl

/s/ June Almenoff, MD	Director	March 10, 2026
June Almenoff, MD

/s/ Michael Davidson, MD	Director	March 10, 2026
Michael Davidson, MD

/s/ Declan Doogan, MD	Director	March 10, 2026
Declan Doogan, MD

/s/ Robyn M. Hunter	Director	March 10, 2026
Robyn M. Hunter

/s/ Stuart Rich, MD	Director	March 10, 2026
Stuart Rich, MD

TENAX THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Tenax Therapeutics, Inc

Chapel Hill, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tenax Therapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2025and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Capital Raise Transaction Involving Equity Instruments

Description of Matter

As disclosed in Note 4 to the consolidated financial statements, the Company participated in a significant capital raise transaction during the year, which involved the issuance of shares of the Company’s common stock and pre-funded warrants to purchase shares of the Company’s common stock. The accounting for the transaction was complex and a valuation of the freestanding warrants was required, which involved estimation of the fair value, and evaluation of the appropriate classification of the pre-funded warrants in the consolidated financial statements.

How We Addressed the Matter in Our Audits

Our audit procedures included the following:

•
We obtained an understanding of the internal controls and processes in place over management’s process for recording transactions involving equity instruments.
•
We obtained and read the underlying agreements.
•
We confirmed shares outstanding with the stock transfer agent as of December 31, 2025.
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

Prepaid or Accrued Clinical Trial Expenses

Description of Matter

The Company’s total prepaid expenses and other current assets totaled $5.6 million, which included amounts in advance of services incurred pursuant to clinical trials in the amount of approximately $4.8 million.

As discussed in Note 2 to the consolidated financial statements, when the third party contract research organizations and other vendor billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those vendors, including personnel costs, allocated facility costs, lab supplies, outside services, contract laboratory costs related to manufacturing drug product, clinical trials, and preclinical studies costs incurred in a given accounting period and record accruals at the end of the period.

The Company bases its estimates on its knowledge of the research and development programs, services performed for the period, past history for related activities, and the expected duration of the vendor service contracts, where applicable. Payments for these activities are based on the terms of the individual arrangements and may result in payment terms that differ from the pattern of costs incurred. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the clinical expense.

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

How We Addressed the Matter in Our Audits

Our audit procedures included, among others, the following:

•
Obtained an understanding of the internal controls and processes in place over the Company’s process used in determining the existence and completeness of prepaid or accrued clinical trial expenses.
•
Tested the accuracy and completeness of the underlying data used in determining the prepaid or accrued clinical trial expenses and evaluating the assumptions and estimates used by management to adjust the actual information received. We corroborated the schedules of the underlying data used in the accrual calculation with the Company’s third party contract research organizations who oversees the clinical trials. To evaluate the completeness of any required accrual, we also tested subsequent invoices received to assess the impact to the accrual.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2009.

Raleigh, North Carolina

March 10, 2026

TENAX THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$97,565	$94,851
Prepaid expenses	5,643	1,771
Other current assets	1,019	64
Total current assets	104,227	96,686
Total assets	$104,227	$96,686
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,041	$3,157
Accrued liabilities	1,115	1,536
Total current liabilities	7,156	4,693
Total liabilities	7,156	4,693

Commitments and contingencies; see Note 5
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares
Series A Preferred stock, par value $0.0001, issued 5,181,346 shares; outstanding 210, as of December 31, 2025 and December 31, 2024	-	-
Common stock, par value $0.0001 per share; authorized 400,000,000 shares; issued and outstanding 9,314,130 as of December 31, 2025 and 3,420,906 as of December 31, 2024, respectively	1	-
Additional paid-in capital	464,524	406,848
Accumulated deficit	(367,454)	(314,855)
Total stockholders’ equity	97,071	91,993
Total liabilities and stockholders' equity	$104,227	$96,686

The accompanying notes are an integral part of these consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024
Operating expenses
Research and development	$32,672	$12,709
General and administrative	23,713	6,785
Total operating expenses	56,385	19,494

Net operating loss	(56,385)	(19,494)

Interest income	3,819	1,914
Interest expense	-	(23)
Other (expense) income, net	(33)	1
Net loss	$(52,599)	$(17,602)
Net loss per share, basic and diluted	$(1.34)	$(1.15)
Weighted average number of common shares and prefunded warrants outstanding, basic and diluted	39,217,244	15,271,705

The accompanying notes are an integral part of these consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2023	210	$-	298,281	$-	$305,351	$(297,253)	$8,098
Public offering sale of common stock, warrants, and prefunded warrants, net of offering costs of $8,416	-	-	1,871,921	-	100,303	-	100,303
Exercise of pre-funded warrants	-	-	1,178,707	-	1	-	1
Exercise of warrants	-	-	12,000	-	68	-	68
Stock split and fractional shares issued	-	-	59,997	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,125	-	1,125
Net loss	-	-	-	-	-	(17,602)	(17,602)
Balance at December 31, 2024	210	$-	3,420,906	$-	$406,848	$(314,855)	$91,993
Public offering sale of common stock, warrants, and prefunded warrants, net of offering costs of $1,746	-	-	378,346	-	23,216	-	23,216
Exercise of pre-funded warrants	-	-	2,538,799	-	12	-	12
Exercise of warrants	-	-	2,976,079	1	15,285	-	15,286
Stock-based compensation expense	-	-	-	-	19,163	-	19,163
Net loss	-	-	-	-	-	(52,599)	(52,599)
Balance at December 31, 2025	210	$-	9,314,130	$1	$464,524	$(367,454)	$97,071

The accompanying notes are an integral part of these consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year ended December, 31
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(52,599)	$(17,602)
Adjustments to reconcile net loss to net cash used in operating activities
Interest on debt instrument	-	23
Stock-based compensation	19,163	1,125
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(4,827)	58
Accounts payable	2,884	1,062
Accrued liabilities	(421)	523
Net cash used in operating activities	(35,800)	(14,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, warrants and pre-funded warrants, net of issuance costs	23,216	100,303
Proceeds from the exercise of warrants	15,298	68
Payments on short-term note	-	(501)
Net cash provided by financing activities	38,514	99,870
Net change in cash and cash equivalents	2,714	85,059
Cash and cash equivalents, beginning of period	94,851	9,792
Cash and cash equivalents, end of period	$97,565	$94,851

Supplemental Disclosures:
Cash paid for interest	$-	$23

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

Liquidity and Capital Resources

The Company has financed its operations since September 1990 primarily through the sale of equity and debt securities and loans from stockholders. The Company had an accumulated deficit of $367.5 million at December 31, 2025 and incurred losses of $52.6 million and $17.6 million during the years ended December 31, 2025 and 2024, respectively. The Company expects to continue to incur expenses related to the development of levosimendan for pulmonary hypertension and other potential indications and, over the long term, imatinib for pulmonary arterial hypertension (“PAH”), as well as identifying and developing other potential product candidates. At December 31, 2025, the Company had cash and cash equivalents of $97.6 million and received an additional $14.5 million subsequent to year end from the exercise of pre-funded warrants and warrants. Based on its resources on December 31, 2025 and cash received subsequent to year end, Company management believes that it has sufficient funds for the Company to continue its operations over at least the next 12 months from the date these consolidated financial statements were available to be issued.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity date of three months or less, when acquired, to be cash equivalents. The Company’s cash and cash equivalents include holdings in money market funds, checking and overnight sweep accounts at December 31, 2025 and bank certificates of deposit through CDARS (Certificate of Deposit Account Registry Service), as well as money market funds, at December 31, 2024. These accounts are measured at fair value on a recurring basis. As of December 31, 2025 and 2024, the balances of cash and cash equivalents were $97.6 million and $94.9 million, respectively, which approximate fair value and were determined based upon Level 1 inputs. The money market and sweep accounts are valued using quoted market prices with no valuation adjustments applied. Accordingly, these financial instruments are categorized as Level 1.

Concentrations of Credit Risk and Off-Balance Sheet Risk

The Federal Deposit Insurance Corporation (the “FDIC”) insurance limits are $250 thousand per depositor per insured bank. The Company had cash balances of $97.0 million and $1.0 million uninsured by the FDIC as of December 31, 2025 and 2024, respectively. At December 31, 2024, the Company utilized the IntraFi network of commercial banks which deposits $250,000 in each of its member banks to maintain the FDIC insurance limit.

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents. The Company mitigates its risk with respect to cash and cash equivalents by maintaining its deposits and investments at high-quality financial institutions. The Company invests any excess cash in money market funds and certificates of deposit, and the management of these investments is not discretionary on the part of the financial institution. Substantially all of the Company's cash and cash equivalents are held at JP Morgan and First Horizon Bank, and the amounts frequently exceed federally insured limits.

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

	Year ended December 31,
	2025	2024

Warrants to purchase common stock	16,895,111	19,874,360
Options to purchase common stock	6,866,746	3,126,750
Convertible preferred shares outstanding	210	210

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

Fair Value

The Company determines the fair value of its financial assets and liabilities in accordance with ASC 820, Fair Value Measurements. The Company’s balance sheet includes the following financial instruments: cash and cash equivalents and money market funds. The Company considers the carrying amount of its cash and cash equivalents and money market funds to approximate fair value due to the short-term nature of these instruments.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024. The application of this ASU did not have a material impact on the Company's financial position, results of operations or cash flows.

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

NOTE 3—BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid assets:
Prepaid CRO expenses	$4,841	$1,086
Other prepaid expenses	802	685
Total prepaid expenses	$5,643	$1,771

Other current assts:
Cash from warrant exercise held at transfer agent	$949	$-
Miscellaneous other current assets	70	64
Total other current assets	$1,019	$64

Accrued liabilities consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Operating costs	$217	$200
Employee related	898	1,336
	$1,115	$1,536

NOTE 4—STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes it to issue 400,000,000 shares of $0.0001 par value common stock. As of December 31, 2025, and December 31, 2024, there were 9,314,130 and 3,420,906 shares of common stock issued and outstanding, respectively.

Preferred Stock

Under the Company’s Certificate of Incorporation, as amended, the Board of Directors is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Of the potential 10,000,000 shares of preferred stock, 5,181,346 are designated as Series A Stock and 4,818,654 remain undesignated. As of December 31, 2025 and 2024, there were 210 shares of Series A Stock outstanding, convertible into an aggregate of one share of common stock.

Common Stock and Pre-Funded Warrants

March 2025 Private Placement Financing (the “March 2025 Offering”)

On March 4, 2025, the Company entered into a securities purchase agreement with certain accredited investors for the purchase and sale, in a private placement financing by the Company, of an aggregate of 378,346 shares of its common stock, and pre-funded warrants to purchase an aggregate of 3,760,726 shares of common stock at an offering price of $6.04 per share of common stock and $6.03 per pre-funded warrant, resulting in gross proceeds of $25.0 million. The pre-funded warrants do not expire and have an exercise price of $0.01. The net proceeds of the March 2025 Offering, after deducting placement agent fees and direct offering expenses were $23.2 million. The relative fair value allocated to the common stock and pre-funded warrants was $2.3 million and $22.7 million, respectively.

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

The March 2025 Registration Rights Agreement includes liquidated damages provisions that meet the definition of a registration payment arrangement that is within the scope of ASC 825-20. The Company determined at the initial issuance of the pre-funded warrants that it is not probable that a payment would be required as it has both the intent and ability to satisfy the March 2025 Registration Rights Agreement. Therefore, the Company did not record a liability at inception but will evaluate the contingency at each reporting period. As of December 31, 2025, no events had occurred that would change our initial assessment of this provision.

August 2024 Private Placement Financing (the “August 2024 Offering”)

On August 6, 2024, the Company entered into a securities purchase agreement with certain accredited investors for the purchase and sale, in a private placement financing by the Company, of (i) an aggregate of 1,450,661 shares of its common stock and pre-funded warrants to purchase an aggregate of 31,882,671 shares of common stock and (ii) accompanying warrants to purchase up to an aggregate of 16,666,666 shares of its common stock (or, in lieu thereof, additional pre-funded warrants) at a combined offering price of $3.00 per share of common stock and accompanying warrant, or $2.99 per pre-funded warrant and accompanying warrant, resulting in gross proceeds of $99.7 million. The pre-funded warrants do not expire and have an exercise price of $0.01. The net proceeds of the August 2024 Offering after deducting placement agent fees and direct offering expenses were $92.3 million. The relative fair value allocated to the common stock, pre-funded warrants, and warrants was $3.2 million, $69.4 million, and $27.1 million, respectively.

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

The August 2024 Registration Rights Agreement includes liquidated damages provisions that meet the definition of a registration payment arrangement that is within the scope of ASC 825-20. The Company determined at the initial issuance of the pre-funded warrants and accompanying warrant that it is not probable that a payment would be required as it has both the intent and ability to satisfy the August 2024 Registration Rights Agreement. Therefore, the Company did not record a liability at inception but will evaluate the contingency at each reporting period. As of December 31, 2025 no events have occurred that would change our initial assessment of this provision.

February 2024 Registered Public Offering (the “February 2024 Offering”)

On February 8, 2024, the Company entered into a securities purchase agreement with certain purchasers for the purchase and sale, in a registered public offering by the Company, of (i) an aggregate of 421,260 shares of its common stock and pre-funded warrants to purchase an aggregate of 1,178,740 shares of common stock and (ii) accompanying warrants to purchase up to an aggregate of 3,200,000 shares of its common stock at a combined offering price of $5.65 per share of common stock and associated warrant, or $5.649 per pre-funded warrant and associated warrant, resulting in gross proceeds of $9.0 million. The net proceeds of the February 2024 Offering after deducting placement agent fees and direct offering expenses were $8.0 million. The relative fair value allocated to the common stock, pre-funded warrants and warrants was $0.9 million, $2.4 million, and $5.7 million, respectively.

Pre-Funded Warrants Activity

The following table summarizes the Company’s pre-funded warrant activity for the years ended December 31, 2025 and 2024:

	Prefunded Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2023	-	$—
Issued	33,061,411	0.01
Exercised	(1,178,740)	0.01
Canceled	-	—
Outstanding at December 31, 2024	31,882,671	$0.01
Issued	3,760,726	0.01
Exercised	(2,538,799)	0.01
Canceled	(1,820)	0.01
Outstanding at December 31, 2025	33,102,778	$0.01

Warrants

The following table summarizes the Company’s warrant activity for the years ended December 31, 2025 and 2024, not including pre-funded warrants:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2023	19,694	$1,095.27
Issued	19,866,666	4.69
Exercised	(12,000)	5.65
Canceled	—	—
Outstanding at December 31, 2024	19,874,360	$5.77
Issued	—	—
Exercised	(2,976,079)	5.14
Canceled/Expired	(3,170)	1,151.33
Outstanding at December 31, 2025	16,895,111	$5.66

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

Under the 2022 Plan, with the approval of the Board of Director’s Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards or other stock-based awards. Stock options granted under the 2022 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the 2022 Plan may be granted with a term of up to ten years and at prices no less than fair market value at the time of grant. Stock options granted generally vest over one to four years.

The number of shares of common stock authorized for issuance under the 2022 Plan is 8,337,252 shares and a total of 1,721,121 shares remained available for issuance as of December 31, 2025.

Summary of Stock Option Activity

Transactions during the years ended December 31, 2025 and 2024 related to stock options granted to employees and directors under Company option plans were as follows:

	Shares	Weighted average exercise price per Share	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2023	646	$4,509.71	7.42	$-
Granted	3,125,794	5.94
Exercised	-	-
Canceled or forfeited	(4)	159,600.00
Options outstanding as of December 31, 2024	3,126,436	$6.66	9.95	$783
Granted	3,490,000	5.93
Exercised	-	-
Canceled or forfeited	(4)	107,360.00
Options outstanding as of December 31, 2025	6,616,432	$6.21	9.19	$41,382
Options exercisable at December 31, 2025	3,125,754	$6.50	8.95	$19,533

The following table summarizes all options issued under the Company's stock plans that are outstanding as of December 31, 2025:

			Options Outstanding at December 31, 2025		Options Exercisable and Vested at December 31, 2025
Exercise Price			Number of Options	Weighted Average Remaining Contractual Life (Years)	Number of Options	Weighted Average Exercise Price
$3.55	to	$7.10	6,615,794	9.2	3,125,196	$5.94
$992.00	to	$87,040.00	638	5.4	558	$3,148.70
			6,616,432	9.2	3,125,754	$6.50

The Company used the following assumptions to estimate the fair value of options granted for the year ended December 31, 2025.

	For the year ended December 31,
	2025	2024
Risk-free interest rate (weighted average)	4.18%	4.09%
Expected volatility (weighted average)	122.16%	131.33%
Expected term (in years)	5.9	5.0
Expected dividend yield	0.00%	0.00%

The Company recorded compensation expense for non-inducement stock options of $18.8 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, there were unrecognized compensation costs of $14.7 million related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 1.47 years.

Inducement Stock Options

The Company granted an employment inducement stock option award for 250,000 shares of common stock to a new employee on January 21, 2025. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award vests in four equal annual installments beginning on the first anniversary of the date of issuance, subject to the employee's continued employment with the Company through each applicable vesting date. The option has a 10-year term and an exercise price of $6.45 per share, the January 21, 2025 closing price of the Company’s common stock. The estimated fair value of the inducement stock option award was $1.4 million using the Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 4.49%, dividend yield of 0%, volatility factor for our common stock of 123.41% and an expected life of 6 years.

The Company granted an employment inducement stock option award for 157 shares of common stock, to its then-new President and Chief Executive Officer on July 6, 2021. The employment inducement stock option award was granted in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. This award vested in four equal installments beginning on the first anniversary of the date of issuance, subject to continued employment. The option has a 10-year term and an exercise price of $3,152 per share, the July 6, 2021 closing price of our common stock. As of December 31, 2025, the option was fully vested. The estimated fair value of this inducement stock option award was $403 thousand using the Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.13%, dividend yield of 0%, volatility factor for our common stock of 99.36% and an expected life of 7 years.

The Company also granted an employment inducement stock option award for 157 shares of common stock to its then-new Chief Medical Officer on January 15, 2021. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest as follows: 25% upon initiation of a Phase 3 trial; 25% upon database lock; 25% upon acceptance for review of an investigational NDA; and 25% upon approval. The option has a 10-year term and an exercise price of $2,848 per share, the January 15, 2021 closing price of our common stock, as adjusted for the subsequent reverse stock splits. As of December 31, 2025, two of the vesting milestones have been achieved. The estimated fair value of the inducement stock option award granted was $403 thousand using the Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 11%, dividend yield of 0%, volatility factor for our common stock of 103.94% and an expected life of 10 years.

Inducement stock option compensation expense totaled $0.4 million and $0.1 million for the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, there was $1.1 million of remaining unrecognized compensation expense related to these inducement stock options.

NOTE 5—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company owns no real property. Beginning November 1, 2022, the Company maintains a membership providing dedicated office space, as well as shared services and shared space for meetings, catering, and other business activities, at its' principal executive office.

Simdax License Agreement

On November 13, 2013, the Company acquired certain assets of Phyxius Pharma, Inc. (“Phyxius”) pursuant to an asset purchase agreement by and among the Company, Phyxius and the stockholders of Phyxius, dated October 21, 2013. Among these assets was a license with Orion Corporation (“Orion”) for the exclusive, sublicensable right to develop and commercialize pharmaceutical products containing levosimendan, 2.5 mg/ml concentrate for solution for infusion / 5ml vial in the United States and Canada (as amended from time to time, the “License”). On October 9, 2020 and January 25, 2022, the Company entered into amendments to the License to include in the scope of the License two new product formulations containing levosimendan, in capsule and solid dosage form (TNX-103) and a subcutaneously administered dosage form (TNX-102), subject to specified limitations (together, the “Product”).

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

As of December 31, 2025, the Company has not met any of the developmental milestones under the License and,

accordingly, has not recorded any liability for the contingent payments due to Orion.

Litigation

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s consolidated financial statements.

NOTE 6—401(k) BENEFIT PLAN

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

For the years ended December 31, 2025 and 2024, the Company recorded $118 thousand and $63 thousand for matching contributions expense, respectively.

NOTE 7—INCOME TAXES

The Company has not recorded any income tax expense (benefit) for the period ended December 31, 2025 due to its history of net operating losses. The Company has adopted ASU 2023-09 “Income Taxes (Topic 740) Improvements to Income Tax Disclosures for the year-ended December 31, 2025.

The amounts of cash income taxes paid (received) by the Company for both federal and state income tax for the years ended December 31, 2025 and December 31, 2024 was zero.

The reconciliation of income tax expenses (benefit) at the statutory federal income tax rate of 21% for the period ended December 31, 2024 is as follows (in thousands):

December 31,
2024
U.S. federal tax benefit at statutory rate	$(3,696)
State income tax benefit, net of federal benefit	(94)
Stock compensation	256
Other nondeductible, including IPR&D expense	1
Change in state tax rate	-
Expiration of NOL Carryforward	564
Net operating loss adjustments	-
Other, including effect of tax rate brackets	(54)
Change in valuation allowance	3,023
$-

The reasons for the difference between actual income tax benefit for the years ended December 31, 2025 and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit after the adoption of ASU 2023-09 are as follows (in thousands):

	Year Ended December 31, 2025
	Amount	% of Pre-Tax Loss
U.S. federal statutory tax rate	$(11,045)	21.0%
State and local income taxes, net of federal income tax	(51)	0.1%
Effect of changes in tax laws or rates enacted in the current period	-	-
Tax credits	-	-
Change in valuation allowance	8,682	(16.51%)
Nontaxable or nondeductible items
Incentive stock option expense	167	(0.32%)
Sec. 162(m) impact on stock compensation	2,775	(5.27%)
Changes in Unrecognized Tax Benefits	-	-
Other adjustments
Provision to return	-	-
Other	(528)	1.0%
Effective tax Rate	$-	0.0%

The tax effects of temporary differences and carry forwards that give rise to significant portions of the deferred tax assets are as follows (in thousands):

	December 31,
Deferred Tax Assets	2025	2024
Net operating loss carryforwards	$45,621	$37,639
Accruals and other	81	329
Capitalized R&D	3,315	3,732
Capital loss carryforwards	-	1
Stock compensation	1,366	-
Valuation allowance	(50,383)	(41,701)
Net deferred tax assets	-	-
Deferred Tax Liabilities
Other liabilities	-	-
Net Deferred Tax Liabilities	$-	$-

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time that it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced. The net increase in the valuation allowance during 2025 was approximately $8.7 million.

As of December 31, 2025, the Company had federal and state net operating loss carryforwards of approximately $208.5 million and $172.4 million available to offset future federal and state taxable income, respectively. Federal net operating losses of $120.7 million begin to expire in 2026, while the remaining $87.8 million carryforward indefinitely. State net operating losses begin to expire in 2026. The Company’s only material state income tax activity for the years 2025 and 2024 is related to the North Carolina jurisdiction.

Utilization of the net operating loss carryforwards may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of the net operating losses before utilization or substantial restrictions on the use of such net operating losses.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (OBBBA), which includes several changes to U.S. federal income tax law, including temporary and permanent extension, of expiring provisions of the Tax Cuts and Jobs Act of 2017. Significant provisions for corporate taxpayers include permanent 100% bonus depreciation for qualified property, immediate expensing of domestic R&D expenditures, and changes to the limitation on business interest expense deductions under Section 163(j). None of these provisions have a material impact on the Company’s 2025 income tax provision. The main provision impacting the Company’s tax profile is the allowance for current expensing of domestic R&D expenditures.

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

The Company follows the provisions of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There were no uncertain tax positions as of December 31, 2025 and 2024.

The Company files U.S. and state income tax returns with varying statutes of limitations. The tax years 2005 and forward remain open to examination due to the carryover of unused net operating losses or tax credits.

NOTE 8—SEGMENTS

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025 and 2024 (in thousands).

	The year ended December 31,
	2025	2024
Operating expenses:
Research and development	32,672	12,709
General and administrative	23,713	6,785
Total operating expenses	56,385	19,494

Net operating loss	(56,385)	(19,494)
Other segment items (a)
Interest income	3,819	1,914
Interest expense	-	(23)
Other income, net	(33)	1
Net loss (b)	$(52,599)	$(17,602)

(a) Other segment items included in segment loss includes interest income and interest expense.

(b) The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the year ended December 31, 2025 and 2024, the net cash used in operating activities was $35.8 million and $14.8 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM for the years ended December 31, 2025 and 2024 (in thousands).

	The year ended December 31,
	2025	2024
Assets:
Cash and cash equivalents	97,565	94,851

NOTE 9—SUBSEQUENT EVENTS

Subsequent to December 31, 2025, the Company received a total of $14.5 million from the exercise of pre-funded warrants for 4,730,575 shares of common stock and warrants for 3,152,908 shares of common stock.