Form 10-Q
period 2026-03-31
TENAX THERAPEUTICS, INC.
filed 2026-05-12
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

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

As of May 8, 2026, the registrant had outstanding 26,525,159 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$118,755	$97,565
Prepaid expenses	4,316	5,643
Other current assets	107	1,019
Total current assets	123,178	104,227
Total assets	$123,178	$104,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,346	$6,041
Accrued liabilities	2,140	1,115
Total current liabilities	8,486	7,156
Total liabilities	8,486	7,156

Commitments and contingencies; see Note 4
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares
Series A Preferred stock, par value $0.0001, authorized 5,181,346 shares; issued and outstanding 210, as of March 31, 2026 and December 31, 2025	-	-
Common stock, par value $0.0001 per share; authorized 400,000,000 shares; issued and outstanding 24,275,500 as of March 31, 2026 and 9,314,130 as of December 31, 2025, respectively	2	1
Additional paid-in capital	497,860	464,524
Accumulated deficit	(383,170)	(367,454)
Total stockholders’ equity	114,692	97,071
Total liabilities and stockholders' equity	$123,178	$104,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Amounts in thousands, except share and per share data)

	For the three months ended March 31,
	2026	2025
Operating expenses
Research and development	$11,539	$5,683
General and administrative	5,034	5,655
Total operating expenses	16,573	11,338

Net operating loss	(16,573)	(11,338)

Interest income	861	930
Other expense, net	(4)	-
Net loss	$(15,716)	$(10,408)
Net loss per share, basic and diluted	$(0.35)	$(0.28)
Weighted average number of common shares and prefunded warrants outstanding, basic and diluted	45,226,328	36,584,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(Amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2024	210	$-	3,420,906	$-	$406,848	$(314,855)	$91,993
Public offering sale of common stock and prefunded warrants, net of offering costs of $1,746	-	-	378,346	-	23,216	-	23,216
Exercise of pre-funded warrants	-	-	99,189	-	1	-	1
Exercise of warrants	-	-	71,944	-	347	-	347
Stock-based compensation expense	-	-	-	-	4,142	-	4,142
Net loss	-	-	-	-	-	(10,408)	(10,408)
Balance at March 31, 2025	210	$-	3,970,385	$-	$434,554	$(325,263)	$109,291

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2025	210	$-	9,314,130	$1	$464,524	$(367,454)	$97,071
Exercise of pre-funded warrants	-	-	8,533,958	1	52	-	53
Exercise of warrants	-	-	6,422,412	-	30,416	-	30,416
Exercise of options			5,000	-	30	-	30
Stock-based compensation expense	-	-	-	-	2,838	-	2,838
Net loss	-	-	-	-	-	(15,716)	(15,716)
Balance at March 31, 2026	210	$-	24,275,500	$2	$497,860	$(383,170)	$114,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Amounts in thousands)

	Three months ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(15,716)	$(10,408)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	2,838	4,142
Changes in operating assets and liabilities
Prepaid expenses and other current assets	2,239	1,224
Accounts payable	305	(1,318)
Accrued liabilities	1,025	(607)
Net cash used in operating activities	(9,309)	(6,967)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of warrants and pre-funded warrants, net of issuance costs	-	23,216
Proceeds from the exercise of options	30	-
Proceeds from the exercise of warrants and pre-funded warrants	30,469	347
Net cash provided by financing activities	30,499	23,563

Net change in cash and cash equivalents	21,190	16,596
Cash and cash equivalents, beginning of period	97,565	94,851
Cash and cash equivalents, end of period	$118,755	$111,447

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

Liquidity and Capital Resources

The Company has financed its operations since September 1990 primarily through the sale of equity and debt securities and loans from stockholders. The Company had an accumulated deficit of $383.2 million at March 31, 2026 and incurred losses of $15.7 million and $10.4 million during the three months ended March 31, 2026 and 2025, respectively. The Company expects to continue to incur expenses related to the development of levosimendan for pulmonary hypertension and other potential indications and, over the long term, imatinib for pulmonary arterial hypertension (“PAH”), as well as identifying and developing other potential product candidates. At March 31, 2026, the Company had cash and cash equivalents of $118.8 million. Based on its resources on March 31, 2026, Company management believes that it has sufficient funds for the Company to continue its operations over at least the next 12 months from the date these condensed consolidated financial statements were available to be issued.

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

The accompanying unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on March 10, 2026, from which the Company derived the balance sheet data on December 31, 2025.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025, other than the following:

Cash Concentration Risk

The Federal Deposit Insurance Corporation (the “FDIC”) insurance limits are $250,000 per depositor per insured bank. The Company had cash balances of $118.5 million and $97.0 million uninsured by the FDIC as of March 31, 2026 and December 31, 2025, respectively.

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

	Three months ended March 31,
	2026	2025

Warrants to purchase common stock	10,472,699	19,802,318
Options to purchase common stock (stock incentive plans and inducement grants)	8,125,246	3,376,750
Convertible preferred shares outstanding	210	210

NOTE 3. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid assets:
Prepaid CRO expenses	$3,717	$4,841
Other prepaid expenses	599	802
Total prepaid expenses	$4,316	$5,643

Other current assts:
Cash from warrant exercise held at transfer agent	$-	$949
Miscellaneous other current assets	107	70
Total other current assets	$107	$1,019

Accrued liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued liabilities:
Accrued CRO expenses	$1,387	$-
Operating costs	263	217
Employee related	490	898
Total accrued liabilities	$2,140	$1,115

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

On February 19, 2024, the Company entered into an amendment to the License providing global rights to oral and subcutaneous formulations of levosimendan used in the treatment of pulmonary hypertension in heart failure with preserved ejection fraction (“PH-HFpEF”). The amendment also reduced the tiered royalties based on worldwide net sales of the product by the Company and its sublicensees, increased the License’s existing milestone payment due to Orion upon the grant of United States Food and Drug Administration (the “FDA”) approval of a levosimendan-based product to $10.0 million and added a milestone payment to Orion of $5.0 million due upon the grant of regulatory approval for a levosimendan-based product in Japan. The amendment also (i) increased the Company’s obligations to make certain non-refundable commercialization milestone payments to Orion, aggregating to up to $45.0 million, contingent upon achievement of certain cumulative worldwide sales of the product by the Company, and (ii) reduced the maximum price per capsule payable by the Company to Orion, under a yet-to-be-negotiated supply agreement, for the commercial supply of oral levosimendan-based product. Pursuant to the License, the Company and Orion will agree to a new trademark when commercializing levosimendan in either of the dosage forms.

On September 3, 2025, the Company entered into an amendment to the License providing exclusive worldwide rights to develop, commercialize, manufacture, and have manufactured any orally-administered pharmaceutical product containing levosimendan and, in addition to the Company’s existing rights to develop and commercialize subcutaneously administered products containing levosimendan, to manufacture or have manufactured such products. The amendment also calls for Orion to supply the Company with levosimendan to the extent reasonably necessary or useful to manufacture orally-administered products containing levosimendan for purposes of developing such products, and sets forth the terms for such supply, including the price of levosimendan ordered by the Company of low triple-digit thousands in Euros per kilogram, payment terms, and active pharmaceutical ingredient specifications.

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

As of March 31, 2026, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

Litigation

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s consolidated financial statements.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock and Preferred Stock

Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of 400,000,000 shares of $0.0001 par value common stock. As of March 31, 2026 and December 31, 2025, there were 24,275,500 and 9,314,130 shares of common stock issued and outstanding, respectively.

Preferred Stock

Under the Company’s Certificate of Incorporation, as amended, the Board is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Of the potential 10,000,000 shares of preferred stock, 5,181,346 are designated as Series A Stock and 4,818,654 remain undesignated. As of March 31, 2026 and December 31, 2025, there were 210 shares of Series A Stock outstanding, convertible in the aggregate into one share of common stock.

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

The March 2025 Registration Rights Agreement includes liquidated damages provisions that meet the definition of a registration payment arrangement that is within the scope of ASC 825-20. The Company determined at the initial issuance of the pre-funded warrants that it is not probable that a payment would be required as it has both the intent and ability to satisfy the March 2025 Registration Rights Agreement. Therefore, the Company did not record a liability at inception but will evaluate the contingency at each reporting period. As of March 31, 2026, no events had occurred that would change our initial assessment of this provision.

Pre-Funded Warrants Activity

The following table summarizes the Company’s pre-funded warrant activity for the three months ended March 31, 2026:

	Prefunded Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	33,102,778	$0.01
Exercised	(8,533,958)	0.01
Canceled/Expired	(2,213)	0.01
Outstanding at March 31, 2026	24,566,607	$0.01

Warrants

The following table summarizes the Company’s warrant activity for the three months ended March 31, 2026, not including pre-funded warrants:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	16,895,111	$5.66
Exercised	(6,422,412)	4.74
Outstanding at March 31, 2026	10,472,699	$6.23

August 2024 Warrants

As part of the Company’s private placement in August 2024 (the “2024 Offering”), the Company issued unregistered common warrants to purchase 16,666,666 shares of its common stock at an exercise price of $4.50 per share (the “August 2024 Warrants”) and pre-funded warrants to purchase an aggregate of 31,882,671 shares of common stock. The August 2024 Warrants expire at the earlier of (i) 30 trading days following the date of the Company’s initial public announcement of topline data from its Phase 3 LEVEL trial (the “Topline Data Announcement”), (ii) immediately upon the exercise of the pre-funded warrants if such exercise is prior to the Topline Data Announcement, provided that if the pre-funded warrant is not exercised in full, the warrant expires proportionally to the extent the pre-funded warrant is exercised, and (iii) August 8, 2029. At March 31, 2026, 10,232,295 of the August 2024 Warrants remained outstanding.

February 2024 Warrants

As part of the Company’s registered public offering in February 2024, the Company issued registered warrants to purchase 3,200,000 shares of its common stock at an exercise price of $5.65 per share and contractual term of five years. At March 31, 2026, 223,880 of the February 2024 Warrants remained outstanding.

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

Under the 2022 Plan, with the approval of the Board’s Compensation Committee, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards or other stock-based awards. Stock options granted under the 2022 Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to employees. NSOs may be granted to employees, consultants and directors. Stock options under the 2022 Plan may be granted with a term of up to ten years and at prices no less than fair market value at the time of grant. Stock options granted generally vest over one to four years.

A total of 457,621 shares remained available for issuance under the 2022 Plan as of March 31, 2026.

Summary of Stock Option Activity

Transactions during the three months ended March 31, 2026 related to stock options granted to employees and directors under Company option plans were as follows:

	Shares	Weighted average exercise price per Share	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2025	6,616,432	$6.21	9.19	$41,382
Granted	1,263,500	13.27
Exercised	(5,000)	5.94
Options outstanding as of March 31, 2026	7,874,932	$7.34	9.04	$69,912
Options exercisable at March 31, 2026	3,145,754	$6.45	8.63	$31,445

The Company estimated the fair value of stock options granted during the three months ended March 31, 2026 using the Black-Scholes option pricing model and the following range of assumptions:

For the three months ended March 31, 2026
Risk-free interest rate	3.50% - 4.04%
Expected volatility	61.03% - 122.17%
Expected term (in years)	1.7 - 7
Expected dividend yield	-

The Company recorded compensation expense for stock options granted under Company stock incentive plans of $2.7 million and $4.0 million and for the three months ended March 31, 2026 and March 31, 2025, respectively.

As of March 31, 2026, there were unrecognized compensation costs of $26.5 million related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.56 years.

Inducement Stock Options

The Company granted an employment inducement stock option award for 250,000 shares of common stock to a new employee on January 21, 2025. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option has a 10-year term and an exercise price of $6.45 per share, the January 21, 2025 closing price of the Company’s common stock. This award vests as follows: 25% on the one-year anniversary of employment start date and an additional 25% on each of the following three anniversaries of the employment start date, subject to the recipient’s continued employment through each applicable vesting date. As of March 31, 2026, 25% of this award had vested. The estimated fair value of the inducement stock option award was $1.4 million using the Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 4.49%, dividend yield of 0%, volatility factor for our common stock of 123.41% and an expected life of 6 years.

The Company granted an employment inducement stock option award for 157 shares of common stock, to its then-new President and Chief Executive Officer on July 6, 2021. The employment inducement stock option award was granted in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option has a 10-year term and an exercise price of $3,152 per share, the July 6, 2021 closing price of our common stock. This award vests as follows: 25% on the one-year anniversary of the Chief Executive Officer's employment start date and an additional 25% on each of the following three anniversaries of the Chief Executive Officer's employment start date. As of March 31, 2026, the option had fully vested. The estimated fair value of this inducement stock option award was $403 thousand using the Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 1.13%, dividend yield of 0%, volatility factor for our common stock of 99.36% and an expected life of 7 years.

The Company also granted an employment inducement stock option award for 157 shares of common stock to its then-new Chief Medical Officer on January 15, 2021. This employment inducement stock option was awarded in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option has a 10-year term and an exercise price of $2,848 per share, the January 15, 2021 closing price of our common stock. The award will vest as follows: 25% upon initiation of a Phase 3 trial; 25% upon database lock; 25% upon acceptance for review of an investigational NDA; and 25% upon approval, subject to continued employment through each applicable vesting date. As of March 31, 2026, two of the vesting milestones had been achieved. The estimated fair value of the inducement stock option award granted was $403 thousand using the Black-Scholes option pricing model based on market prices and the following assumptions at the date of inducement option grant: risk-free interest rate of 11%, dividend yield of 0%, volatility factor for our common stock of 103.94% and an expected life of 10 years.

Inducement stock option compensation expense totaled $0.1 million and $0.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively. As of March 31, 2026, there was $1.0 million of remaining unrecognized compensation expense related to inducement stock options.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025 (in thousands).

	For the three months ended March 31,
	2026	2025
Operating expenses:
Research and development	$11,539	$5,683
General and administrative	5,034	5,655
Total operating expenses	$16,573	$11,338

Net operating loss	(16,573)	(11,338)
Other segment items (a)
Interest income	861	930
Other expense, net	(4)	-
Net loss (b)	$(15,716)	$(10,408)
(a)
Other segment items included in segment loss includes interest income and interest expense.
(b)
The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the three months ended March 31, 2026 and 2025, the net cash used in operating activities was $9.3 million and $7.0 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM at March 31, 2026 and March 31, 2025 (in thousands).

	March 31,
	2026	2025
Assets:
Cash and cash equivalents	118,755	111,447

NOTE 7. SUBSEQUENT EVENTS

On April 22, 2026, the Company announced the appointment of Thomas R. Staab, II as Chief Financial Officer of the Company effective May 11, 2026 (the “Start Date”). The Company’s current Interim Chief Financial Officer and Principal Financial Officer and Principal Accounting Officer, Thomas A. McGauley, continued as the Company’s Principal Financial Officer and Principal Accounting Officer through the filing of this Quarterly Report on Form 10-Q. Under the terms of the Company’s existing consulting agreement with Danforth Advisors, LLC, Mr. McGauley will continue to provide consulting services to the Company as Mr. Staab transitions into his new role until at least the end of May 2026. In connection with Mr. Staab’s appointment, on May 11, 2026, the Company awarded Mr. Staab inducement awards consisting of (i) 10,000 RSUs and (ii)

options to purchase 450,000 shares of common stock. The employment inducement awards were made in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and were therefore not awarded under the Company’s stockholder approved equity plan. One quarter of the RSU award will vest 10 days after Mr. Staab’s Start Date, with the remainder vesting in three equal installments on the four-month, eight-month, and twelve-month anniversaries of the Start Date. One quarter of the option award will vest on the first anniversary of Mr. Staab’s Start Date, with the remainder vesting in 36 approximately equal installments on the monthly anniversaries thereafter. The vesting of both awards is subject to Mr. Staab’s continued employment with the Company through each applicable vesting date. The option has a 10-year term and an exercise price equal to the May 11, 2026 closing price of the Company’s common stock.

Between April 28, 2026 and June 1, 2026, the Company has awarded or will award inducement option awards as inducements to the employment of four non-executive individuals newly hired by the Company. The employees received or will receive, in the aggregate, non-qualified stock options to purchase 657,500 shares of the Company’s common stock with an exercise price equal to the closing price of the Company's common stock as reported by Nasdaq on the start date of each respective employee. The employment inducement awards were made in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and were therefore not awarded under the Company’s stockholder approved equity plan. One quarter of each option award will vest and become exercisable on the first anniversary of the grant date, and the remaining underlying shares will vest in 36 substantially equal installments each month thereafter, subject to the employee's continued service with the Company through each applicable vesting date. Each option award has a 10 year term.

Subsequent to March 31, 2026, the Company received a total of $7.9 million from the exercise of 494,459, net, pre-funded warrants for shares of common stock and 1,755,200 warrants for shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited condensed consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2025. All references in this Quarterly Report to “Tenax Therapeutics,” “we,” “our” and “us” means Tenax Therapeutics, Inc.

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

Based on our current operating plan, we believe that our existing cash and cash equivalents as of March 31, 2026, along with cash received from warrant exercises subsequent to quarter end, will be sufficient to fund our planned operations through at least the first quarter of 2028.

Financial Overview – Three Months Ended March 31, 2026 (in thousands)

	For the three months ended March 31,		Increase/	% Increase/
	2026	2025	(Decrease)	(Decrease)
Operating expenses:
Research and development	$11,539	$5,683	$5,856	103%
General and administrative	5,034	5,655	(621)	(11)%
Total operating expenses	$16,573	$11,338	$5,235	46%

Net operating loss	(16,573)	(11,338)	(5,235)	46%
Other segment items
Interest income	861	930	(69)	(7)%
Other expense, net	(4)	-	(4)	100%
Net loss	$(15,716)	$(10,408)	$(5,308)	51%

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct a substantial portion of our pre-clinical and our clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to CROs as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	For the three months ended March 31,		Increase/	% Increase/
	2026	2025	(Decrease)	(Decrease)
Clinical and preclinical development	$10,033	$4,273	$5,760	135%
Salary and benefits	891	371	520	140%
Stock-based compensation	537	861	(324)	(38)%
Other costs	78	178	(100)	(56)%
Total research and development expense	$11,539	$5,683	5,856	103%

Clinical and preclinical development costs increased $5.8 million for the three months ended March 31, 2026, as compared to the same period in the prior year. Clinical and preclinical development costs for the three months ended March 31, 2026 consist primarily of expenses associated with our ongoing Phase 3 LEVEL trial and our second global Phase 3 study, LEVEL-2, which commenced in December 2025, as compared to the three months ended March 31, 2025, which consisted primarily of costs associated with our Phase 3 LEVEL trial.

Salary and benefits costs increased by $0.5 million for the three months ended March 31, 2026 as compared to the same period in the prior year primarily due to higher salaries and additional performance-based compensation expense as a result of an increase in the number of employees. Non-cash stock-based compensation expense decreased by $0.3 million for the three months ended March 31, 2026, as compared to the same period in 2025 primarily due to stock options granted in December 2024, for which the expense was recognized over a one year vesting period and became fully vested in December 2025, partially offset by new option grants made in 2026 to employees that vest and are being expensed over four years.

Other costs decreased for the three months ended March 31, 2026 as compared to the same period in the prior year, primarily due to increased regulatory consulting costs as we continued to expand our Phase 3 trials.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation for executive, finance, legal and administrative personnel, including non-cash stock-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. General and administrative expenses and percentage changes for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	For the three months ended March 31,		Increase/	% Increase/
	2026	2025	(Decrease)	(Decrease)
Salary and benefits	$839	$545	$294	54%
Stock-based compensation	2,301	3,281	(980)	(30)%
Legal and professional fees	1,366	1,259	107	8%
Other costs	528	570	(42)	(7)%
Total general and administrative expense	$5,034	$5,655	(621)	(11)%

Salary and benefits increased $0.3 million for the three months ended March 31, 2026, compared to the same period in 2025. The change was primarily attributable to increased head count and salaries, and related compensation.

Non-cash stock-based compensation expense decreased $1.0 million for the three months ended March 31, 2026, as compared to the same period in 2025 primarily due to stock options granted in December 2024, for which the expense was amortized over a one-year vesting term, which was partially offset by new option grants made in 2026.

Legal fees consist of the cost of our legal counsel as well as legal costs related to our intellectual property. Professional fees consist of the costs incurred for accounting fees, capital market expenses, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors. Legal and professional fees increased $0.1 million for the three month period ended March 31, 2026, as compared to the same period in the prior year.

Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation, and other miscellaneous charges.

Interest Income, Interest Expense, and Other Expense, net

Interest income decreased by $0.1 million for the three months ended March 31, 2026, as compared to the same period in the prior year primarily due to lower interest rates. The Company had an immaterial other expense for the three months ended March 31, 2026 and none for the comparable period in the prior year.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and, as of March 31, 2026, we had an accumulated deficit of $383.2 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan and, over the long term, imatinib for PAH, and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant net product sales, royalty and other revenues to achieve profitability.

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

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $123.2 million and $104.2 million and working capital of $114.7 million and $97.1 million as of March 31, 2026 and December 31, 2025, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

We are currently conducting the LEVEL trial and intend to recruit patients into the first half of 2026. We commenced our LEVEL-2 trial in December 2025 and are currently enrolling patients. Our ability to continue to pursue development of our products beyond March of 2028, including completion of a second Phase 3 oral levosimendan trial, will depend on obtaining license income, income from warrants exercised by investors should they elect to do so, or other financial resources. There is no assurance that we will obtain any license agreement or other financing or that we will otherwise succeed in obtaining any necessary resources.

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

On March 24, 2026, we filed a universal shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on April 1, 2026. Pursuant to this registration statement, we have the ability to sell up to $300.0 million of any combination of our equity or debt securities in one or more public offerings, at prices and on terms that we will determine at the time of offering.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three months ended March 31,
	2026	2025
Net cash used in operating activities	$(9,309)	$(6,967)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	30,499	23,563

Operating Activities

Net cash used in operating activities was $9.3 million for the three months ended March 31, 2026, compared to $7.0 million for the three months ended March 31, 2025. The increase in cash used in operating activities was primarily due to increased expenses as we expanded our clinical trials and increased payroll costs. The increase in payroll costs was primarily driven by the addition of new employees and targeted salary adjustments, reflecting a necessary investment to support our expanded clinical trial activity during the three months ended March 31, 2026 as compared to the prior year period.

Investing Activities

There was no net cash provided or consumed by investing activities for the three months ended March 31, 2026 or the three months ended March 31, 2025.

Financing Activities

Net cash provided by financing activities was $30.5 million for the three months ended March 31, 2026, compared to $23.6 million for the three months ended March 31, 2025, an increase of $6.9 million. During the three months ended March 31, 2026, the Company received proceeds of $30.5 million from the exercise of warrants and pre-funded warrants. During the three months ended March 31, 2025, the Company received proceeds of $23.2 million net cash provided from the sale of common stock and pre-funded warrants in the March 2025 Offering and $0.3 million from the exercise of warrants and pre-funded warrants.

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
•
the possible costs of litigation.

Based on our working capital on March 31, 2026, and additional cash received subsequent to quarter end of $7.9 million, we believe we have sufficient capital on hand to fund operations through at least the first quarter of 2028.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. For information regarding our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and our Principal Financial Officer and Principal Accounting Officer, we conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).

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

Based on their evaluation, our President and Chief Executive Officer (Principal Executive Officer) and our Principal Financial Officer and Principal Accounting Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and our Principal Financial Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

The risks we face have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit Number	Description
10.1+

Second Amendment to Executive Employment Agreement by and between Tenax Therapeutics, Inc. and Stuart Rich, MD, dated January 6, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 9, 2026).

10.2+	Executive Employment Agreement with Thomas R. Staab, II, dated April 9, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 22, 2026).
10.3+	Form of Inducement Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on April 22, 2026).
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

+ Management contract or compensatory plan.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2026

TENAX THERAPEUTICS, INC.

By:	/s/ Christopher T. Giordano
Christopher T. Giordano
President and Chief Executive Officer

By:	/s/ Thomas A. McGauley
Thomas A. McGauley
Principal Financial Officer and Principal Accounting Officer