Form 10-Q
period 2026-06-30
TENAX THERAPEUTICS, INC.
filed 2026-07-31
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

As of July 28, 2026, the registrant had outstanding 37,423,917 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$117,976	$97,565
Prepaid expenses	3,415	5,643
Other current assets	272	1,019
Total current assets	121,663	104,227
Total assets	$121,663	$104,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,795	$6,041
Accrued liabilities	1,278	1,115
Total current liabilities	8,073	7,156
Total liabilities	8,073	7,156

Commitments and contingencies; see Note 4
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares
Series A Preferred stock, par value $0.0001, authorized 5,181,346 shares; issued and outstanding 210, as of June 30, 2026 and December 31, 2025	-	-
Common stock, par value $0.0001 per share; authorized 400,000,000 shares; issued and outstanding 31,949,785 as of June 30, 2026 and 9,314,130 as of December 31, 2025, respectively	3	1
Additional paid-in capital	514,560	464,524
Accumulated deficit	(400,973)	(367,454)
Total stockholders’ equity	113,590	97,071
Total liabilities and stockholders' equity	$121,663	$104,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Amounts in thousands, except share and per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$12,850	$6,121	$24,389	$11,804
Selling, general and administrative	5,934	5,671	10,968	11,326
Total operating expenses	18,784	11,792	35,357	23,130

Net operating loss	(18,784)	(11,792)	(35,357)	(23,130)

Interest income	981	954	1,842	1,884
Other expense, net	-	(9)	(4)	(9)
Net loss	$(17,803)	$(10,847)	$(33,519)	$(21,255)
Net loss per share, basic and diluted	$(0.35)	$(0.27)	$(0.70)	$(0.56)
Weighted average number of common shares and prefunded warrants outstanding, basic and diluted	50,869,259	39,572,177	48,064,151	38,086,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(Amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2024	210	$-	3,420,906	$-	$406,848	$(314,855)	$91,993
Public offering sale of common stock and prefunded warrants, net of offering costs of $1,746	-	-	378,346	-	23,216	-	23,216
Exercise of pre-funded warrants	-	-	99,189	-	1	-	1
Exercise of warrants	-	-	71,944	-	347	-	347
Stock-based compensation expense	-	-	-	-	4,142	-	4,142
Net loss	-	-	-	-	-	(10,408)	(10,408)
Balance at March 31, 2025	210	$-	3,970,385	$-	$434,554	$(325,263)	$109,291
Exercise of pre-funded warrants	-	-	116,693	-	1	-	1
Exercise of warrants	-	-	61,417	-	276	-	276
Stock-based compensation expense	-	-	-	-	4,609	-	4,609
Net loss	-	-	-	-	-	(10,847)	(10,847)
Balance at June 30, 2025	210	$-	4,148,495	$-	$439,440	$(336,110)	$103,330

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2025	210	$-	9,314,130	$1	$464,524	$(367,454)	$97,071
Exercise of pre-funded warrants	-	-	8,533,958	1	52	-	53
Exercise of warrants	-	-	6,422,412	-	30,416	-	30,416
Exercise of options			5,000	-	30	-	30
Stock-based compensation expense	-	-	-	-	2,838	-	2,838
Net loss	-	-	-	-	-	(15,716)	(15,716)
Balance at March 31, 2026	210	$-	24,275,500	$2	$497,860	$(383,170)	$114,692
Exercise of pre-funded warrants			4,707,239	1	30		31
Exercise of warrants	-	-	2,964,546	-	13,340	-	13,340
Vesting of restricted stock units	-	-	2,500	-	-	-	-
Stock-based compensation expense	-	-	-	-	3,330	-	3,330
Net loss	-	-	-	-	-	(17,803)	(17,803)
Balance at June 30, 2026	210	$-	31,949,785	$3	$514,560	$(400,973)	$113,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Amounts in thousands)

	Six months ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(33,519)	$(21,255)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	6,168	8,751
Changes in operating assets and liabilities
Prepaid expenses and other current assets	2,975	1,440
Accounts payable	754	(2,595)
Accrued liabilities	163	429
Net cash used in operating activities	(23,459)	(13,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of warrants and pre-funded warrants, net of issuance costs	-	23,216
Proceeds from the exercise of options	30	-
Proceeds from the exercise of warrants and pre-funded warrants	43,840	625
Net cash provided by financing activities	43,870	23,841

Net change in cash and cash equivalents	20,411	10,611
Cash and cash equivalents, beginning of period	97,565	94,851
Cash and cash equivalents, end of period	$117,976	$105,462

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

Liquidity and Capital Resources

The Company has financed its operations since September 1990 primarily through the sale of equity and debt securities and loans from stockholders. The Company had an accumulated deficit of $401.0 million at June 30, 2026 and incurred losses of $33.5 million and $21.3 million during the six months ended June 30, 2026 and 2025, respectively. The Company expects to continue to incur expenses related to the development of levosimendan for pulmonary hypertension and other potential indications and, over the long term, imatinib for pulmonary arterial hypertension (“PAH”), as well as identifying and developing other potential product candidates. At June 30, 2026, the Company had cash and cash equivalents of $118.0 million. Based on its resources on June 30, 2026, Company management believes that it has sufficient funds for the Company to continue its operations over at least the next 12 months from the date these condensed consolidated financial statements were available to be issued.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Certain information and footnote disclosures normally included in the Company’s annual financial statements prepared in accordance with GAAP have been condensed or omitted. These condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period.

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

Cash Concentration Risk

The Federal Deposit Insurance Corporation (the “FDIC”) insurance limits are $250,000 per depositor per insured bank. The Company had cash balances of $117.7 million and $97.0 million uninsured by the FDIC as of June 30, 2026 and December 31, 2025, respectively.

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

	Six months ended June 30,
	2026	2025

Warrants to purchase common stock	7,508,153	19,740,901
Options to purchase common stock, restricted stock grants (stock incentive plans and inducement grants)	9,262,744	6,306,747
Convertible preferred shares outstanding	210	210

NOTE 3. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid assets:
Prepaid CRO expenses	$3,009	$4,841
Other prepaid expenses	406	802
Total prepaid expenses	$3,415	$5,643

Other current assets:
Cash from warrant exercise held at transfer agent	$-	$949
Miscellaneous other current assets	272	70
Total other current assets	$272	$1,019

Accrued liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued liabilities:
Operating costs	$304	$217
Employee related	974	898
Total accrued liabilities	$1,278	$1,115

NOTE 4. COMMITMENTS AND CONTINGENCIES

Orion License and Supply Agreements

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

On February 19, 2024, the Company entered into an amendment to the License providing global rights to oral and subcutaneous formulations of levosimendan used in the treatment of pulmonary hypertension in heart failure with preserved ejection fraction (“PH-HFpEF”). The amendment also reduced the tiered royalties based on worldwide net sales of the product by the Company and its sublicensees, increased the License’s existing milestone payment due to Orion upon the grant of United States Food and Drug Administration (the “FDA”) approval of a levosimendan-based product to $10.0 million and added a milestone payment to Orion of $5.0 million due upon the grant of regulatory approval for a levosimendan-based product in Japan. The amendment also (i) increased the Company’s obligations to make certain non-refundable commercialization milestone payments to Orion, aggregating to up to $45.0 million, contingent upon achievement of certain cumulative worldwide sales of the product by the Company, and (ii) reduced the maximum price per capsule payable by the Company to Orion, under a supply agreement finalized in June 2026, for the commercial supply of oral levosimendan-based product. Pursuant to the License, the Company and Orion will agree to a new trademark when commercializing levosimendan in either of the dosage forms.

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

On June 29, 2026, the Company further amended the License and extended to December 31, 2035, the date by which regulatory approval for the Product must be obtained in the United States, in order to avoid the effectiveness of a termination right for either party based on the failure to achieve such milestone. Pursuant to the amendment, the Company also is required to comply with certain information and cybersecurity requirements of Orion.

The term of the License extends until 10 years after the launch of the Product in the territory, provided that the License will continue after the end of the term in each country in the territory until the expiration of Orion’s patent rights in the Product in such country.

As of June 30, 2026, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

On June 29, 2026, the Company and Orion also entered into a supply agreement to govern Orion's manufacture and supply of oral levosimendan for development and, if approved, commercial purposes (“Supply Agreement”). The Supply Agreement has an initial term of five years from the first delivery of supplied oral levosimendan with automatic three-year renewals unless either party provides 24 months' prior written notice of non-renewal. Either party may terminate the Supply Agreement for the other party's material breach, subject to a 60-day cure period, insolvency or in connection with a termination of the License. The Supply Agreement establishes forecasting, ordering, delivery, quality, pricing, and non-conforming product provisions and certain alternative manufacturing rights between Orion and the Company. The Supply Agreement also includes cost-sharing provisions with respect to scaling up Orion's manufacturing capabilities.

Litigation

The Company is subject to litigation in the normal course of business, none of which management believes will have a material adverse effect on the Company’s consolidated financial statements.

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock, Preferred Stock, and Warrants

Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of 400,000,000 shares of $0.0001 par value common stock. As of June 30, 2026 and December 31, 2025, there were 31,949,785 and 9,314,130 shares of common stock issued and outstanding, respectively.

Preferred Stock

Under the Company’s Certificate of Incorporation, as amended, the Board is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Of the potential 10,000,000 shares of preferred stock, 5,181,346 are designated as Series A Stock and 4,818,654 remain undesignated. As of June 30, 2026 and December 31, 2025, there were 210 shares of Series A Stock outstanding, convertible in the aggregate into one share of common stock.

Common Stock and Warrants

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

The March 2025 Registration Rights Agreement includes liquidated damages provisions that meet the definition of a registration payment arrangement that is within the scope of ASC 825-20. The Company determined at the initial issuance of the pre-funded warrants that it is not probable that a payment would be required as it has both the intent and ability to satisfy the March 2025 Registration Rights Agreement. Therefore, the Company did not record a liability at inception but will evaluate the contingency at each reporting period. As of June 30, 2026, no events had occurred that would change our initial assessment of this provision.

Pre-Funded Warrant Activity

The following table summarizes the Company’s pre-funded warrant activity for the six months ended June 30, 2026:

	Prefunded Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	33,102,778	$0.01
Exercised (Shares Issued)	(13,241,197)	0.01
Forfeited*	(3,538)	0.01
Outstanding at June 30, 2026	19,858,043	$0.01
*Represents shares forfeited as a result of the cashless exercise of pre-funded warrants during the period.

Warrant Activity

The following table summarizes the Company’s warrant activity for the six months ended June 30, 2026, not including pre-funded warrants:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	16,895,111	$5.66
Exercised (Shares Issued)	(9,386,958)	4.66
Outstanding at June 30, 2026	7,508,153	$6.91

August 2024 Warrants

As part of the Company’s private placement in August 2024 (the “2024 Offering”), the Company issued unregistered common warrants to purchase 16,666,666 shares of its common stock at an exercise price of $4.50 per share (the “August 2024 Warrants”) and pre-funded warrants to purchase an aggregate of 31,882,671 shares of common stock. The August 2024 Warrants expire at the earlier of (i) 30 trading days following the date of the Company’s initial public announcement of topline data from its Phase 3 LEVEL trial (the “Topline Data Announcement”), (ii) immediately upon the exercise of the pre-funded warrants if such exercise is prior to the Topline Data Announcement, provided that if the pre-funded warrant is not exercised in full, the warrant expires proportionally to the extent the pre-funded warrant is exercised, and (iii) August 8, 2029. At June 30, 2026, 7,267,749 of the August 2024 Warrants remained outstanding.

February 2024 Warrants

As part of the Company’s registered public offering in February 2024, the Company issued registered warrants to purchase 3,200,000 shares of its common stock at an exercise price of $5.65 per share and contractual term of five years. At June 30, 2026, 223,880 of the February 2024 Warrants remained outstanding.

Stock-Based Compensation

Summary of Stock Option and Restricted Stock Unit (RSU) Activity

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

A total of 435,121 shares remained available for issuance under the 2022 Plan as of June 30, 2026.

Transactions during the six months ended June 30, 2026 related to stock options granted to employees and directors under Company option plans were as follows:

	Shares	Weighted average exercise price per Share	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2025	6,616,432	$6.21	9.19	$41,382
Granted	1,286,000	13.27
Exercised	(5,000)	5.94
Forfeited/Expired	(2)	87,040.00
Options outstanding as of June 30, 2026	7,897,430	$7.34	8.79	$58,597
Options exercisable at June 30, 2026	3,903,535	$5.17	8.46	$33,312

The Company estimated the fair value of stock options granted during the six months ended June 30, 2026 using the Black-Scholes option pricing model and the following range of assumptions:

For the six months ended June 30, 2026
Risk-free interest rate	3.5% - 4.1%
Expected volatility	61.0% - 122.2%
Expected term (in years)	1.7 - 7.0
Expected dividend yield	-

The Company recorded compensation expense for stock options granted under Company stock incentive plans of $2.8 million and $5.6 million for the three and six months ended June 30, 2026, respectively, and $4.5 million and $8.5 million for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, there were unrecognized compensation costs of $23.9 million related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.89 years.

Inducement Awards

Transactions during the six months ended June 30, 2026 related to inducement stock options and an inducement RSU award granted to new employees. The inducement awards were granted in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and were therefore not granted pursuant to the 2022 Plan.

Inducement Stock Options

Inducement stock option activity during the six months ended June 30, 2026 was as follows:

	Shares	Weighted average exercise price per Share	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2025	250,314	$10.20	9.10	$1,435
Granted	1,107,500	12.22
Options outstanding as of June 30, 2026	1,357,814	$11.85	9.65	$4,602
Options exercisable at June 30, 2026	62,686	$16.09	8.60	$503

The Company estimated the fair value of inducement stock options granted during the six months ended June 30, 2026 using the Black-Scholes option pricing model and the following range of assumptions:

For the six months ended June 30, 2026
Risk-free interest rate	4.2% - 4.3%
Expected volatility	115.3% - 115.4%
Expected term (in years)	7.0
Expected dividend yield	-

Inducement stock option compensation expense totaled $0.5 million for each of the three and six months ended June 30, 2026, and $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, there was $12.6 million of remaining unrecognized compensation expense related to inducement stock options that will be recognized on a straight-line basis over the weighted average remaining vesting period of 3.77 years.

Inducement Restricted Stock Units

The Company granted an inducement RSU award to a new employee for 10,000 shares of common stock on May 11, 2026. One quarter of the RSU award vested 10 days after issuance and the remainder will vest in three equal installments on the four-month, eight-month, and twelve-month anniversaries of issuance.

Inducement RSU compensation expense totaled $40,000 for the three and six months ended June 30, 2026. No RSU compensation expense was recorded in the corresponding periods of 2025. As of June 30, 2026, there was $0.1 million of remaining unrecognized compensation expense related to inducement RSUs that will be recognized on a straight-line basis through May 2027.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2026 and 2025 (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$12,850	$6,121	$24,389	$11,804
Selling, general and administrative	5,934	5,671	10,968	11,326
Total operating expenses	$18,784	$11,792	$35,357	$23,130

Net operating loss	(18,784)	(11,792)	(35,357)	(23,130)
Other segment items (a)
Interest income	981	954	1,842	1,884
Other expense, net	-	(9)	(4)	(9)
Net loss (b)	$(17,803)	$(10,847)	$(33,519)	$(21,255)
(a)
Other segment items included in segment loss includes interest income.
(b)
The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the six months ended June 30, 2026 and 2025, the net cash used in operating activities was $23.5 million and $13.2 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM at June 30, 2026 and June 30, 2025 (in thousands).

	As of June 30,
	2026	2025
Assets:
Cash and cash equivalents	$117,976	$105,462

NOTE 7. SUBSEQUENT EVENTS

Subsequent to June 30, 2026, the Company received a total of $8.1 million from the exercise of 3,667,440 pre-funded warrants and 1,797,973 warrants for the issuance of shares of common stock.

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

Overview

Tenax Therapeutics is a Phase 3, development-stage pharmaceutical company using clinical insights to develop novel cardiopulmonary therapies. We employ a clinician-driven drug development approach, led by key opinion leaders and pulmonary hypertension and heart failure experts and informed by their clinical insights to precisely target disease pathophysiology. We are currently actively conducting the LEVEL and LEVEL-2 clinical trials to evaluate levosimendan as our prioritized product candidate, and have deprioritized a Phase 3 clinical trial of imatinib, two drugs supported by promising evidence that they may significantly improve the lives of patients with pulmonary hypertension. Currently, we do not have any significant imatinib development activities ongoing. Importantly, both levosimendan and imatinib have already been approved in other indications and prescribed around the world starting more than 25 years ago, and we believe their mechanisms of action are uniquely suitable to target and treat pulmonary hypertension. We believe this derisked approach of using already-approved drugs that provide well-established safety profiles from millions of patients, combined with a development path led by preeminent cardiovascular and pulmonary hypertension experts, puts us in a strong position to deliver breakthrough cardiopulmonary therapies designed to improve patients’ functioning and quality of life.

Recent Events

In March 2025 and August 2024, we completed two private placement financings raising gross proceeds, in the aggregate, of approximately $125 million. We intend to use the net proceeds from these financings, together with proceeds received from the subsequent exercise of warrants and pre-funded warrants sold in the March 2025 and August 2024 offerings, to advance our Phase 3 oral levosimendan program. Specifically, we plan to complete our ongoing Phase 3 LEVEL clinical trial of TNX-103 in PH-HFpEF and make public before the end of 2026 the results of the 12-week randomized treatment period. The open-label stage of the trial will continue after this. We also plan to continue our second, global, Phase 3 clinical trial, LEVEL-2, which began in December 2025. Following completion of the two Phase 3 levosimendan trials, we intend to submit marketing authorization applications.

Our Phase 3 LEVEL clinical trial continues, with high rates of clinical trial and therapy continuation during the blinded and open-label extension stages. We completed randomization in the LEVEL clinical trial of more than 230 patients before the end of the first quarter of 2026, and we expect to report initial topline data in August of 2026. LEVEL is being conducted in the United States and Canada. Our second Phase 3 clinical trial, LEVEL-2, is ongoing globally, with enrollment completion anticipated by the end of 2027.

Based on our current operating plan, we believe that our existing cash and cash equivalents as of June 30, 2026, along with cash received from warrant exercises subsequent to quarter end, will be sufficient to fund our planned operations through the second quarter of 2028.

Financial Overview – Three and Six Months Ended June 30, 2026 (in thousands)

	For the three months ended June 30,		Increase/	% Increase/	For the six months ended June 30,		Increase/	% Increase/
	2026	2025	(Decrease)	(Decrease)	2026	2025	(Decrease)	(Decrease)
Operating expenses:
Research and development	$12,850	$6,121	$6,729	110%	$24,389	$11,804	$12,585	107%
Selling, general and administrative	5,934	5,671	263	5%	10,968	11,326	(358)	(3)%
Total operating expenses	$18,784	$11,792	$6,992	59%	$35,357	$23,130	$12,227	53%

Net operating loss	(18,784)	(11,792)	(6,992)	59%	(35,357)	(23,130)	(12,227)	53%
Other segment items
Interest income	981	954	27	3%	1,842	1,884	(42)	(2)%
Other expense, net	-	(9)	9	(100)%	(4)	(9)	5	(56)%
Net loss	$(17,803)	$(10,847)	$(6,956)	64%	$(33,519)	$(21,255)	$(12,264)	58%

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct a substantial portion of our pre-clinical and our clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to CROs as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	For the three months ended June 30,		Increase/	% Increase/	For the six months ended June 30,		Increase/	% Increase/
	2026	2025	(Decrease)	(Decrease)	2026	2025	(Decrease)	(Decrease)
Clinical and preclinical development	$11,004	$4,515	$6,489	144%	$21,037	$8,788	$12,249	139%
Salary and benefits	971	468	503	107%	1,862	839	1,023	122%
Stock-based compensation	674	982	(308)	(31)%	1,211	1,843	(632)	(34)%
Other costs	201	156	45	29%	279	334	(55)	(16)%
Total research and development expense	$12,850	$6,121	6,729	110%	$24,389	$11,804	12,585	107%

Clinical and preclinical development costs increased $6.5 million and $12.2 million for the three and six months ended June 30, 2026, respectively, as compared to the same period in the prior year. Clinical and preclinical development costs for the three and six months ended June 30, 2026 consist primarily of expenses associated with our ongoing Phase 3 LEVEL trial and our second, larger, global, Phase 3 clinical trial, LEVEL-2, which began in December 2025, as compared to the three and six months ended June 30, 2025, which consisted primarily of costs associated with our Phase 3 LEVEL trial.

Salary and benefits costs increased by $0.5 million and $1.0 million for the three and six months ended June 30, 2026, respectively, as compared to the same period in the prior year primarily due to the hiring of additional development personnel resulting in higher salary and benefit costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation for executive, commercial and administrative personnel, including non-cash stock-based compensation. Other selling, general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. Selling, general and administrative expenses and percentage changes for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	For the three months ended June 30,		Increase/	% Increase/	For the six months ended June 30,		Increase/	% Increase/
	2026	2025	(Decrease)	(Decrease)	2026	2025	(Decrease)	(Decrease)
Salary and benefits	$1,144	$673	$471	70%	$1,983	$1,218	$765	63%
Stock-based compensation	2,657	3,626	(969)	(27)%	4,957	6,907	(1,950)	(28)%
Legal and professional fees	1,612	1,050	562	54%	2,978	2,309	669	29%
Other costs	521	322	199	62%	1,050	892	158	18%
Total selling, general and administrative expense	$5,934	$5,671	263	5%	$10,968	$11,326	(358)	(3)%

Salary and benefits increased $0.5 million and $0.8 million for the three and six months ended June 30, 2026, compared to the same period in 2025. The change was primarily attributable to increased personnel and their related compensation and benefits.

Non-cash stock-based compensation expense decreased $1.0 million and $1.9 million for the three and six months ended June 30, 2026, respectively, as compared to the same period in 2025 primarily due to stock options granted in December 2024, for which the expense was amortized over a one-year vesting term, which was partially offset by new option grants made in 2026.

Legal and professional fees consist of general legal costs, those related to our intellectual property, accounting fees, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors. Legal and professional fees increased $0.6 million and $0.7 million for the three and six months ended June 30, 2026, respectively, as compared to the same period in the prior year.

Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation, and other miscellaneous charges. As we advance the development of levosimendan, our selling, general and administrative expenses have been increasing. We recently began to incur commercial costs, and with levosimendan continuing through Phase 3 development and progressing closer to commercial availability, we expect our selling, general and administrative expenses to increase in future periods.

Interest Income and Other Expense, net

Interest income and other expense was flat for the three and six months ended June 30, 2026, as compared to the same periods in the prior year.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and, as of June 30, 2026, we had an accumulated deficit of $401.0 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan and, potentially, imatinib for PAH, and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant product sales, royalty and other revenues to achieve profitability.

The process of conducting preclinical studies and clinical trials necessary to obtain approval from the FDA is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among other things, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, uncertainty associated with clinical trial enrollment and risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are currently focused on developing our two product candidates, levosimendan and imatinib, and have prioritized levosimendan. We will need substantial additional capital in the future in order to finalize the development of levosimendan, commence its commercialization, potentially reinitiate the development of imatinib, and to continue with the development of other potential product candidates.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $121.7 million and $104.2 million and working capital of $113.6 million and $97.1 million as of June 30, 2026 and December 31, 2025, respectively. Warrant exercises resulted in approximately $13.4 million and $43.8 million of cash for the Company in the three and six months ended June 30, 2026, respectively. There is the potential to raise an additional $34 million if all outstanding warrants from the August 2024 Offering and February 2024 Offering as of June 30, 2026 are exercised. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

We completed randomization in the LEVEL trial at the end of the first quarter of 2026 and expect to report topline data in August 2026. We began our LEVEL-2 trial in December 2025 and are currently enrolling patients, with enrollment completion anticipated by the end of 2027. Our ability to continue to pursue development of our products beyond the second quarter of 2028, including completion of this second Phase 3 oral levosimendan trial (LEVEL-2), will depend on obtaining license income, income from warrants exercised by investors should they elect to do so, or other financial resources. There is no assurance that we will obtain any license agreement or other financing or that we will otherwise succeed in obtaining any necessary resources.

Financings

On March 5, 2025, we sold an aggregate of 378,346 shares of our common stock and pre-funded warrants to purchase an aggregate of 3,760,726 shares of our common stock at an offering price of $6.04 per share of common stock and $6.03 per pre-funded warrant, resulting in gross proceeds of $25.0 million. The pre-funded warrants do not expire and have an exercise price of $0.01. Net proceeds from the March 2025 Offering were $23.2 million, after deducting the placement agent fees and offering expenses payable by the Company.

On March 24, 2026, we filed a universal shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on April 1, 2026. Pursuant to this registration statement, we have the ability to sell up to $300 million of any combination of our equity or debt securities in one or more public offerings, at prices and on terms that we will determine at the time of offering.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Six months ended June 30,
	2026	2025
Net cash used in operating activities	$(23,459)	$(13,230)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	43,870	23,841

Operating Activities

Net cash used in operating activities was $23.5 million for the six months ended June 30, 2026, compared to $13.2 million for the six months ended June 30, 2025. The increase in cash used in operating activities was primarily due to increased expenses as we expanded our clinical trials and increased payroll costs. The increase in payroll costs was primarily driven by the addition of new employees and targeted salary adjustments, reflecting a necessary investment to support our expanded clinical trial activity during the six months ended June 30, 2026 as compared to the prior year period.

Investing Activities

There was no net cash provided or consumed by investing activities for the six months ended June 30, 2026 or the six months ended June 30, 2025.

Financing Activities

Net cash provided by financing activities was $43.9 million for the six months ended June 30, 2026, compared to $23.8 million for the six months ended June 30, 2025, an increase of $20.0 million. During the six months ended June 30, 2026, the Company received proceeds of $43.8 million from the exercise of warrants and pre-funded warrants. During the six months ended June 30, 2025, the Company received proceeds of $23.2 million net cash provided from the sale of common stock and pre-funded warrants in the March 2025 Offering and $0.6 million from the exercise of warrants and pre-funded warrants.

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
•
the possible costs of litigation.

Based on our working capital on June 30, 2026, and additional cash received subsequent to quarter end of $8.1 million, we believe we have sufficient capital on hand to fund operations through the second quarter of 2028.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 promulgated under the Exchange Act, under the supervision and with the participation of our management, including our President and Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), we conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).

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

Based on their evaluation, our President and Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), concluded that our disclosure controls and procedures were effective as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended June 30, 2026, we made certain unregistered stock option awards and an RSU award to new employees as an inducement material to each individual’s acceptance of an offer of employment with us pursuant to the exemption from stockholder approval provided by Nasdaq Listing Rule 5635(c)(4). The vesting of each of the awards is subject to such employee’s continued employment with the Company through the applicable vesting date. The exercise price for each option award is the closing price of the Company’s common stock on the date of grant.

On May 11, 2026, the Company granted an inducement RSU award to an executive newly hired by the Company for 10,000 shares of common stock and an inducement stock option award of 450,000 shares of common stock. One quarter of the RSU award vested 10 days after issuance and the remainder will vest in three equal installments on the four-month, eight-month, and twelve-month anniversaries of issuance. One quarter of the option award will vest on the first anniversary of issuance with the remainder vesting in 36 approximately equal installments on the monthly anniversaries thereafter.

Additionally, between April 28, 2026 and June 1, 2026, the Company made four non-negotiated inducement stock option awards to non-executive individuals newly hired by the Company in various clinical operations, medical, product development, and commercial roles. The employees received, in the aggregate, stock option awards to purchase 657,500 shares of common stock. One quarter of each option award will vest on the first anniversary of issuance with the remainder vesting in 36 approximately equal installments on the monthly anniversaries thereafter.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering. On May 12, 2026, we filed a registration statement on Form S-8 to register the shares of common stock underlying these inducement awards.

For additional information regarding the inducement awards, see Note 5 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(b)
None.

(c)
None.

ITEM 6. EXHIBITS

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit Number	Description
10.1#	Executive Employment Agreement with Thomas R. Staab, II, dated April 9, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 22, 2026).
10.2#

Amendment No. 1 to Employment Agreement, by and between Tenax Therapeutics, Inc. and Christopher Giordano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 29, 2026).

10.3#

Amendment No. 1 to Employment Agreement, by and between Tenax Therapeutics, Inc. and Thomas Staab (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 29, 2026).

10.4#

Amendment No. 3 to Employment Agreement, by and between Tenax Therapeutics, Inc. and Stuart Rich (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on June 29, 2026).

10.5+

Sixth Amendment to the License Agreement, dated June 29,2026, between Tenax Therapeutics, Inc. and Orion Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 30, 2026).

10.6+∆*	Supply Agreement, dated June 29, 2026, between Tenax Therapeutics, Inc. and Orion Corporation.
31.1*	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

+ Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedules to the SEC upon request.

∆ Certain confidential information has been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K by means of marking such portions with brackets because the information (i) is not material and (ii) would be competitively harmful if publicly disclosed. The Company agrees to furnish an unredacted copy of the exhibit and a copy of any omitted schedules to the SEC upon request.

# Denotes a management contract.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2026

TENAX THERAPEUTICS, INC.

By:	/s/ Christopher T. Giordano
Christopher T. Giordano
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)