Form 10-Q
period 2026-09-30
TENAX THERAPEUTICS, INC.
filed 2026-11-05
CIK 34956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

As of October 31, 2026, the registrant had outstanding 45,536,448 shares of Common Stock.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$113,729	$97,565
Prepaid expenses	3,177	5,643
Other current assets	108	1,019
Total current assets	117,014	104,227
Total assets	$117,014	$104,227
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,570	$6,041
Accrued liabilities	1,785	1,115
Total current liabilities	8,355	7,156
Total liabilities	8,355	7,156

Commitments and contingencies; see Note 4
Stockholders' equity
Preferred stock, undesignated, authorized 4,818,654 shares
Series A Preferred stock, par value $0.0001, authorized 5,181,346 shares; issued and outstanding 210 as of September 30, 2026 and December 31, 2025	-	-
Common stock, par value $0.0001 per share; authorized 400,000,000 shares; issued and outstanding 45,536,448 as of September 30, 2026 and 9,314,130 as of December 31, 2025, respectively	5	1
Additional paid-in capital	526,331	464,524
Accumulated deficit	(417,677)	(367,454)
Total stockholders’ equity	108,659	97,071
Total liabilities and stockholders' equity	$117,014	$104,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(Amounts in thousands, except share and per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$12,068	$10,328	$36,457	$22,132
Selling, general and administrative	5,660	6,478	16,628	17,804
Total operating expenses	17,728	16,806	53,085	39,936

Net operating loss	(17,728)	(16,806)	(53,085)	(39,936)

Interest income	1,036	1,017	2,878	2,901
Other expense, net	(12)	(15)	(16)	(24)
Net loss	$(16,704)	$(15,804)	$(50,223)	$(37,059)
Net loss per share, basic and diluted	$(0.31)	$(0.40)	$(1.01)	$(0.96)
Weighted average number of common shares and pre-funded warrants outstanding, basic and diluted	53,452,869	39,741,404	49,880,130	38,644,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(Amounts in thousands, except share data)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2024	210	$-	3,420,906	$-	$406,848	$(314,855)	$91,993
Sale of common stock and pre-funded warrants, net of offering costs of $1,746	-	-	378,346	-	23,216	-	23,216
Exercise of pre-funded warrants	-	-	99,189	-	1	-	1
Exercise of warrants	-	-	71,944	-	347	-	347
Stock-based compensation expense	-	-	-	-	4,142	-	4,142
Net loss	-	-	-	-	-	(10,408)	(10,408)
Balance at March 31, 2025	210	$-	3,970,385	$-	$434,554	$(325,263)	$109,291
Exercise of pre-funded warrants	-	-	116,693	-	1	-	1
Exercise of warrants	-	-	61,417	-	276	-	276
Stock-based compensation expense	-	-	-	-	4,609	-	4,609
Net loss	-	-	-	-	-	(10,847)	(10,847)
Balance at June 30, 2025	210	$-	4,148,495	$-	$439,440	$(336,110)	$103,330
Exercise of pre-funded warrants			1,099,400	1	3		4
Exercise of warrants			659,338		3,059		3,059
Stock-based compensation expense	-	-	-	-	5,622	-	5,622
Net loss	-	-	-	-	-	(15,804)	(15,804)
Balance at September 30, 2025	210	$-	5,907,233	$1	$448,124	$(351,914)	$96,211

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2025	210	$-	9,314,130	$1	$464,524	$(367,454)	$97,071
Exercise of pre-funded warrants	-	-	8,533,958	1	52	-	53
Exercise of warrants	-	-	6,422,412	-	30,416	-	30,416
Exercise of options			5,000	-	30	-	30
Stock-based compensation expense	-	-	-	-	2,838	-	2,838
Net loss	-	-	-	-	-	(15,716)	(15,716)
Balance at March 31, 2026	210	$-	24,275,500	$2	$497,860	$(383,170)	$114,692
Exercise of pre-funded warrants			4,707,239	1	30		31
Exercise of warrants	-	-	2,964,546	-	13,340	-	13,340
Vesting of restricted stock units	-	-	2,500	-	-	-	-
Stock-based compensation expense	-	-	-	-	3,330	-	3,330
Net loss	-	-	-	-	-	(17,803)	(17,803)
Balance at June 30, 2026	210	$-	31,949,785	$3	$514,560	$(400,973)	$113,590
Exercise of pre-funded warrants	-	-	11,777,471	2	89	-	91
Exercise of warrants	-	-	1,797,973	-	8,091	-	8,091
Exercise of options	-	-	8,719	-	51	-	51
Vesting of restricted stock units	-	-	2,500	-	-	-	-
Stock-based compensation expense	-	-	-	-	3,540	-	3,540
Net loss	-	-	-	-	-	(16,704)	(16,704)
Balance at September 30, 2026	210	$-	45,536,448	$5	$526,331	$(417,677)	$108,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

TENAX THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(50,223)	$(37,059)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	9,708	14,373
Changes in operating assets and liabilities
Prepaid expenses and other current assets	3,378	(1,606)
Accounts payable	529	2,452
Accrued liabilities	670	(545)
Net cash used in operating activities	(35,938)	(22,385)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	-	23,216
Proceeds from the exercise of options	81	-
Proceeds from the exercise of warrants and pre-funded warrants	52,021	3,687
Net cash provided by financing activities	52,102	26,903

Net change in cash and cash equivalents	16,164	4,518
Cash and cash equivalents, beginning of period	97,565	94,851
Cash and cash equivalents, end of period	$113,729	$99,369

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

Liquidity and Capital Resources

The Company has financed its operations since September 1990 primarily through the sale of equity and debt securities and loans from stockholders. The Company had an accumulated deficit of $417.7 million at September 30, 2026 and incurred losses of $50.2 million and $37.1 million during the nine months ended September 30, 2026 and 2025, respectively. The Company expects to continue to incur expenses related to the development of levosimendan for pulmonary hypertension and other potential indications and, over the long term, imatinib for pulmonary arterial hypertension (“PAH”), as well as identifying and developing other potential product candidates. At September 30, 2026, the Company had cash and cash equivalents of $113.7 million. Based on its resources on September 30, 2026, Company management believes that it has sufficient funds for the Company to continue its operations over at least the next 12 months from the date these condensed consolidated financial statements were available to be issued.

To the extent that the Company raises additional funds by issuing shares of its common stock or other securities convertible or exchangeable for shares of common stock, stockholders will experience dilution, which may be significant. In the event the Company raises additional capital through debt financings, it may incur significant interest expense and become subject to restrictive covenants in the related transaction documents that may affect the manner in which the Company conducts its business. To the extent that the Company raises additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to its technologies or product candidates or grant licenses on terms that may not be favorable to the Company. Any or all of the foregoing may have a material adverse effect on the Company’s business and financial performance.

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

Cash Concentration Risk

The Federal Deposit Insurance Corporation (the “FDIC”) insurance limits are $250,000 per depositor per insured bank. The Company had cash balances of $93.8 million and $97.0 million uninsured by the FDIC as of September 30, 2026 and December 31, 2025, respectively.

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

	Nine months ended September 30,
	2026	2025

Warrants to purchase common stock	240,177	19,079,777
Options to purchase common stock, restricted stock grants (stock incentive plans and inducement grants)	9,515,984	6,706,747
Convertible preferred shares outstanding	210	210

NOTE 3. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid assets:
Prepaid CRO expenses	$2,963	$4,841
Other prepaid expenses	214	802
Total prepaid expenses	$3,177	$5,643

Other current assets:
Cash from warrant exercise held at transfer agent	$-	$949
Miscellaneous other current assets	108	70
Total other current assets	$108	$1,019

Accrued liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued liabilities:
Operating costs	$638	$217
Employee related	1,147	898
Total accrued liabilities	$1,785	$1,115

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

On February 19, 2024, the Company entered into an amendment to the License providing global rights to oral and subcutaneous formulations of levosimendan used in the treatment of pulmonary hypertension in heart failure with preserved ejection fraction (“PH-HFpEF”). The amendment also reduced the tiered royalties based on worldwide net sales of the product by the Company and its sublicensees, increased the License’s existing milestone payment due to Orion upon the grant of United States Food and Drug Administration (the “FDA”) approval of a levosimendan-based product to $10.0 million and added a milestone payment to Orion of $5.0 million due upon the grant of regulatory approval for a levosimendan-based product in Japan. The amendment also (i) increased the Company’s obligations to make certain non-refundable commercialization milestone payments to Orion, aggregating to up to $45.0 million, contingent upon achievement of certain cumulative worldwide sales of the product by the Company, and (ii) reduced the maximum price per capsule payable by the Company to Orion, under a supply agreement finalized in June 2026, for the commercial supply of oral levosimendan-based product. Pursuant to the License, the Company and Orion will agree to a new trademark when commercializing levosimendan in any of the dosage forms.

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

As of September 30, 2026, the Company has not met any of the developmental milestones under the License and, accordingly, has not recorded any liability for the contingent payments due to Orion.

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

NOTE 5. STOCKHOLDERS’ EQUITY

Common Stock, Preferred Stock, and Warrants

Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of 400,000,000 shares of $0.0001 par value common stock. As of September 30, 2026 and December 31, 2025, there were 45,536,448 and 9,314,130 shares of common stock issued and outstanding, respectively.

Preferred Stock

Under the Company’s Certificate of Incorporation, as amended, the Board is authorized, without further stockholder action, to provide for the issuance of up to 10,000,000 shares of preferred stock, par value $0.0001 per share, in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Of the potential 10,000,000 shares of preferred stock, 5,181,346 are designated as Series A Stock and 4,818,654 remain undesignated. As of September 30, 2026 and December 31, 2025, there were 210 shares of Series A Stock outstanding, convertible in the aggregate into one share of common stock.

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

The March 2025 Registration Rights Agreement includes liquidated damages provisions that meet the definition of a registration payment arrangement that is within the scope of ASC 825-20. The Company determined at the initial issuance of the pre-funded warrants that it is not probable that a payment would be required as it has both the intent and ability to satisfy the March 2025 Registration Rights Agreement. Therefore, the Company did not record a liability at inception but will evaluate the contingency at each reporting period. As of September 30, 2026, no events had occurred that would change the Company's initial assessment of this provision.

Pre-Funded Warrant Activity

The following table summarizes the Company’s pre-funded warrant activity for the nine months ended September 30, 2026:

	Pre-funded Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	33,102,778	$0.01
Exercised (Shares Issued)	(25,018,668)	0.01
Forfeited*	(12,142)	0.01
Outstanding at September 30, 2026	8,071,968	$0.01
*Represents shares forfeited as a result of the cashless exercise of pre-funded warrants during the period.

Warrant Activity

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2026, not including pre-funded warrants:

	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2025	16,895,111	$5.66
Exercised (Shares Issued)	(11,184,931)	4.64
Cancelled	(5,470,003)	4.66
Outstanding at September 30, 2026	240,177	$76.22

August 2024 Warrants

As part of the Company’s private placement in August 2024, the Company issued unregistered common warrants to purchase 16,666,666 shares of its common stock at an exercise price of $4.50 per share (the “August 2024 Warrants”) and pre-funded warrants to purchase an aggregate of 31,882,671 shares of common stock. The August 2024 Warrants expired on September 22, 2026, which was 30 trading days following the date of the Company’s initial public announcement of topline data from its Phase 3 LEVEL trial. At September 30, 2026, none of the August 2024 Warrants were outstanding.

February 2024 Warrants

As part of the Company’s registered public offering in February 2024, the Company issued registered warrants to purchase 3,200,000 shares of its common stock at an exercise price of $5.65 per share and contractual term of five years. At September 30, 2026, 223,880 of the February 2024 Warrants remained outstanding.

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

A total of 330,664 shares remained available for issuance under the 2022 Plan as of September 30, 2026.

Transactions during the nine months ended September 30, 2026 related to stock options granted to employees and directors under Company option plans were as follows:

	Shares	Weighted average exercise price per Share	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2025	6,616,432	$6.21	9.19	$41,382
Granted	1,396,000	13.35
Exercised	(13,719)	5.90
Forfeited/Expired	(5,543)	40.08
Options outstanding as of September 30, 2026	7,993,170	$7.44	8.56	$-
Options exercisable at September 30, 2026	4,568,988	$6.35	8.28	$-

The Company estimated the fair value of stock options granted during the nine months ended September 30, 2026 using the Black-Scholes option pricing model and the following range of assumptions:

For the nine months ended September 30, 2026
Risk-free interest rate	3.5% - 4.5%
Expected volatility	61.0% - 122.2%
Expected term (in years)	1.7 - 7.0
Expected dividend yield	-

The Company recorded compensation expense for stock options granted under Company stock incentive plans of $2.4 million and $8.0 million for the three and nine months ended September 30, 2026, respectively, and $5.5 million and $14.0 million for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026, there were unrecognized compensation costs of $22.9 million related to non-vested stock option awards that will be recognized on a straight-line basis over the weighted average remaining vesting period of 2.92 years.

Inducement Awards

Transactions during the nine months ended September 30, 2026 related to inducement stock options and an inducement RSU award granted to new employees. The inducement awards were granted in accordance with the employment inducement award exemption provided by Nasdaq Listing Rule 5635(c)(4) and were therefore not granted pursuant to the 2022 Plan.

Inducement Stock Options

Inducement stock option activity during the nine months ended September 30, 2026 was as follows:

	Shares	Weighted average exercise price per Share	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2025	250,314	$10.20	9.10	$1,435
Granted	1,267,500	12.36
Options outstanding as of September 30, 2026	1,517,814	$12.00	9.43	$-
Options exercisable at September 30, 2026	62,774	$19.61	8.29	$-

The Company estimated the fair value of inducement stock options granted during the nine months ended September 30, 2026 using the Black-Scholes option pricing model and the following range of assumptions:

For the nine months ended September 30, 2026
Risk-free interest rate	4.2% - 4.4%
Expected volatility	115.3% - 115.7%
Expected term (in years)	7.0
Expected dividend yield	-

Inducement stock option compensation expense totaled $1.1 million and $1.6 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026, there was $13.5 million of remaining unrecognized compensation expense related to inducement stock options that will be recognized on a straight-line basis over the weighted average remaining vesting period of 3.56 years.

Inducement Restricted Stock Units

The Company granted an inducement RSU award to a new employee for 10,000 shares of common stock on May 11, 2026. One quarter of the RSU award (2,500 shares) vested 10 days after issuance. Of the remaining 7,500 shares, one third vested on the four-month anniversary of issuance, and the remainder will vest in two equal installments on the eight-month and twelve-month anniversaries of issuance.

Inducement RSU compensation expense totaled $24,000 and $64,000 for the three and nine months ended September 30, 2026, respectively. No RSU compensation expense was recorded in the corresponding periods of 2025. As of September 30, 2026, there was $55,000 of remaining unrecognized compensation expense related to inducement RSUs that will be recognized on a straight-line basis through May 2027.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30, 2026 and 2025 (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$12,068	$10,328	$36,457	$22,132
Selling, general and administrative	5,660	6,478	16,628	17,804
Total operating expenses	$17,728	$16,806	$53,085	$39,936

Net operating loss	(17,728)	(16,806)	(53,085)	(39,936)
Other segment items (a)
Interest income	1,036	1,017	2,878	2,901
Other expense, net	(12)	(15)	(16)	(24)
Net loss (b)	$(16,704)	$(15,804)	$(50,223)	$(37,059)
(a)
Other segment items in segment loss include interest income.
(b)
The Company is a single operating segment and therefore the measure of segment net loss is the same as consolidated net loss and does not require reconciliation.

For the nine months ended September 30, 2026 and 2025, the net cash used in operating activities was $35.9 million and $22.4 million, respectively. The table below summarizes the significant asset categories regularly reviewed by the CODM at September 30, 2026 and September 30, 2025 (in thousands).

	As of September 30,
	2026	2025
Assets:
Cash and cash equivalents	$113,729	$99,369

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2025. All references in this Quarterly Report to “Tenax Therapeutics,” “we,” “our” and “us” mean Tenax Therapeutics, Inc.

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

Overview

Tenax Therapeutics is a Phase 3, development-stage pharmaceutical company using clinical insights to develop novel cardiopulmonary therapies. We employ a clinician-driven drug development approach, led by key opinion leaders and pulmonary hypertension and heart failure experts and informed by their clinical insights to precisely target disease pathophysiology. We are currently conducting the LEVEL-2 clinical trial, to evaluate levosimendan as our prioritized product candidate, although its enrollment is currently paused as we implement a protocol amendment. We have deprioritized a Phase 3 clinical trial of imatinib, which, along with levosimendan, is a drug supported by promising evidence that may significantly improve the lives of patients with pulmonary hypertension. Currently, we do not have any significant imatinib development activities ongoing. Importantly, both levosimendan and imatinib have already been approved in other indications and prescribed around the world starting more than 25 years ago, and we believe their mechanisms of action are uniquely suitable to target and treat pulmonary hypertension. We believe this derisked approach of using already-approved drugs that provide well-established safety profiles from millions of patients, combined with a development path led by preeminent cardiovascular and pulmonary hypertension experts, puts us in a strong position to deliver breakthrough cardiopulmonary therapies designed to improve patients’ functioning and quality of life.

Recent Events

On August 10, 2026, we reported topline results from our Phase 3 LEVEL clinical trial evaluating TNX-103 (oral levosimendan) in patients with pulmonary hypertension in heart failure with preserved ejection fraction ("PH-HFpEF"). LEVEL was our first Phase 3 clinical trial and evaluated levosimendan in 241 PH-HFpEF patients in the United States and Canada. LEVEL did not meet its primary endpoint of improvement in the 6-minute walk distance versus placebo, or a key secondary endpoint of improvement in the Kansas City Cardiomyopathy Questionnaire total symptom score. Prespecified subgroup analyses identified a substantial beneficial treatment effect in patients with greater disease burden. Specifically, in a prespecified analysis of patients who walked less than the trial median of 333 meters at baseline, the levosimendan group demonstrated a 26.3 meter improvement in the 6-minute walk as compared to the placebo group, a strong drug-treatment benefit in a more characteristic PH-HFpEF population. This benefit was further supported by clinically meaningful changes in predefined cardiac biomarker and pulmonary hemodynamic measures across the overall trial population. NT-proBNP (a measure of cardiac wall stress) decreased 49% compared to placebo, and right ventricular systolic pressure decreased 3.5 mmHg compared to placebo, a clinically meaningful reduction. Overall, these subgroup analyses identified beneficial levosimendan treatment effects in patients with more advanced disease as defined by their limitation in exercise capacity, hemodynamic elevation in central venous pressure, pulmonary arterial pressure, and pulmonary capillary wedge pressure, as well as elevated NT-proBNP levels. Oral levosimendan was generally safe and well-tolerated, as evidenced by a balance of observed serious adverse events and adjudicated clinical worsening events between the levosimendan and placebo groups. Approximately 20 echocardiographic parameters improved in those patients dosed with levosimendan, as compared to placebo, and no significant arrhythmias were observed across the overall trial population. When all LEVEL data were evaluated together, we believe it supports the hypothesis that levosimendan's significant cardiovascular and pulmonary biologic effects reduce the severity of the disease.

We have completed a comprehensive analysis of LEVEL results, shared topline LEVEL data with the FDA, and have determined that we need to amend the protocol for our ongoing LEVEL-2 clinical trial. LEVEL-2 is our second, global, Phase 3 clinical trial evaluating oral levosimendan in PH-HFpEF patients at approximately 150 sites that began in December 2025. We believe a modification to the existing LEVEL-2 protocol is necessary to optimize the patients to be enrolled in LEVEL-2 and thereby evaluate those PH-HFpEF patients most likely to demonstrate improved exercise tolerance in the 6-minute walk distance compared to placebo, the primary endpoint of LEVEL-2. Enrollment criteria are being amended in LEVEL-2 such that eligible patients must either have a baseline 6-minute walk of 100 to 300 meters, or a baseline 6-minute walk of 301 to 400 meters and a right atrial volume index of at least 25 mL/m2. In LEVEL, those levosimendan-treated patients meeting these criteria demonstrated a 34-meter improvement in 6-minute walk at 12 weeks as compared to placebo. To maximize enrollment of patients most likely to demonstrate the trial's primary endpoint, we have temporarily paused enrollment in LEVEL-2 while a protocol amendment is implemented at each clinical site enrolling patients in LEVEL-2. We expect enrollment to resume upon the protocol amendment going into effect at individual sites.

We have been granted a Type C meeting with the FDA to discuss the overall development of levosimendan with the intention to obtain regulatory approval in the United States. We expect to provide an update on the development of levosimendan in the first quarter of 2027.

Based on our current operating plan, we believe that our existing cash and cash equivalents as of September 30, 2026 will be sufficient to fund our planned operations through fiscal 2028. Our current operating plan is subject to change pending the outcome of our Type C meeting with the FDA.

Financial Overview – Three and Nine Months Ended September 30, 2026 (in thousands)

	For the three months ended September 30,		Increase/	% Increase/	For the nine months ended September 30,		Increase/	% Increase/
	2026	2025	(Decrease)	(Decrease)	2026	2025	(Decrease)	(Decrease)
Operating expenses:
Research and development	$12,068	$10,328	$1,740	17%	$36,457	$22,132	$14,325	65%
Selling, general and administrative	5,660	6,478	(818)	(13)%	16,628	17,804	(1,176)	(7)%
Total operating expenses	$17,728	$16,806	$922	5%	$53,085	$39,936	$13,149	33%

Net operating loss	(17,728)	(16,806)	(922)	5%	(53,085)	(39,936)	(13,149)	33%
Other segment items
Interest income	1,036	1,017	19	2%	2,878	2,901	(23)	(1)%
Other expense, net	(12)	(15)	3	(20)%	(16)	(24)	8	(33)%
Net loss	$(16,704)	$(15,804)	$(900)	6%	$(50,223)	$(37,059)	$(13,164)	36%

Research and Development Expenses

Research and development expenses include, but are not limited to, (i) expenses incurred under agreements with CROs and investigative sites, which conduct a substantial portion of our pre-clinical and our clinical studies; (ii) the cost of supplying clinical trial materials; (iii) payments to CROs as well as consultants; (iv) employee-related expenses, which include salaries and benefits; and (v) facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities and equipment, depreciation of leasehold improvements, equipment, and other supplies. All research and development expenses are expensed as incurred. Research and development expenses and percentage changes for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	For the three months ended September 30,		Increase/	% Increase/	For the nine months ended September 30,		Increase/	% Increase/
	2026	2025	(Decrease)	(Decrease)	2026	2025	(Decrease)	(Decrease)
Clinical and preclinical development	$9,815	$8,409	$1,406	17%	$30,852	$17,197	$13,655	79%
Salary and benefits	1,043	646	397	61%	2,905	1,485	1,420	96%
Stock-based compensation	1,094	1,107	(13)	(1)%	2,305	2,950	(645)	(22)%
Other costs	116	166	(50)	(30)%	395	500	(105)	(21)%
Total research and development expense	$12,068	$10,328	1,740	17%	$36,457	$22,132	14,325	65%

Clinical and preclinical development costs increased $1.4 million and $13.7 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year. Clinical and preclinical development costs for the three and nine months ended September 30, 2026 consist primarily of expenses associated with our Phase 3 LEVEL trial and our second, larger, global, Phase 3 clinical trial, LEVEL-2, which began in December 2025, as compared to the three and nine months ended September 30, 2025, which consisted primarily of costs associated with our Phase 3 LEVEL trial.

Salary and benefits costs increased by $0.4 million and $1.4 million for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year primarily due to the hiring of additional development personnel resulting in higher salary and benefit costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of compensation for executive, commercial and administrative personnel, including non-cash stock-based compensation. Other selling, general and administrative expenses include facility costs not otherwise included in research and development expenses, legal and accounting services, and other professional and consulting services. Selling, general and administrative expenses and percentage changes for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	For the three months ended September 30,		Increase/	% Increase/	For the nine months ended September 30,		Increase/	% Increase/
	2026	2025	(Decrease)	(Decrease)	2026	2025	(Decrease)	(Decrease)
Salary and benefits	$1,090	$635	$455	72%	$3,073	$1,853	$1,220	66%
Stock-based compensation	2,446	4,516	(2,070)	(46)%	7,403	11,423	(4,020)	(35)%
Legal and professional fees	1,527	926	601	65%	4,505	3,235	1,270	39%
Other costs	597	401	196	49%	1,647	1,293	354	27%
Total selling, general and administrative expense	$5,660	$6,478	(818)	(13)%	$16,628	$17,804	(1,176)	(7)%

Salary and benefits increased $0.5 million and $1.2 million for the three and nine months ended September 30, 2026, compared to the same period in 2025. The change was primarily attributable to increased personnel and their related compensation and benefits.

Non-cash stock-based compensation expense decreased $2.1 million and $4.0 million for the three and nine months ended September 30, 2026, respectively, as compared to the same period in 2025 primarily due to stock options granted in December 2024, for which the expense was amortized over a one-year vesting term, which was partially offset by new option grants made in 2026.

Legal and professional fees consist of general legal costs, intellectual property costs, accounting fees, consulting fees and investor relations services, as well as fees paid to the members of our Board of Directors. Legal and professional fees increased $0.6 million and $1.3 million for the three and nine months ended September 30, 2026, respectively, as compared to the same period in the prior year.

Other costs include expenses incurred for franchise and other taxes, travel, supplies, insurance, depreciation, and other miscellaneous charges. We recently began to incur commercial costs, and with levosimendan continuing through Phase 3 development and progressing closer to commercial availability, we expect our selling, general and administrative expenses to increase in future periods.

Interest Income and Other Expense, net

Interest income and other expense were flat for the three and nine months ended September 30, 2026, as compared to the same periods in the prior year.

Liquidity, Capital Resources and Plan of Operation

We have incurred losses since our inception and, as of September 30, 2026, we had an accumulated deficit of $417.7 million. We will continue to incur losses until we generate sufficient revenue to offset our expenses, and we anticipate that we will continue to incur net losses for at least the next several years. We expect to incur additional expenses related to our development and potential commercialization of levosimendan and, potentially, imatinib for PAH, and other potential indications, as well as identifying and developing other potential product candidates, and as a result, we will need to generate significant product sales, royalty and other revenues to achieve profitability.

The process of conducting preclinical studies and clinical trials necessary to obtain approval from the FDA is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among other things, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of these uncertainties, as well as uncertainty associated with clinical trial enrollment and risks inherent in the development process, we are unable to determine the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. We are currently focused on developing our two product candidates, levosimendan and imatinib, and have prioritized levosimendan. We will require substantial additional capital to finalize the development of levosimendan, commence its commercialization, potentially reinitiate the development of imatinib, and to continue with the development of other potential product candidates.

Liquidity

We have financed our operations since September 1990 through the issuance of debt and equity securities and loans from stockholders. We had total current assets of $117.0 million and $104.2 million and working capital of $108.7 million and $97.1 million as of September 30, 2026 and December 31, 2025, respectively. Warrant exercises resulted in approximately $8.2 million and $52.0 million of cash for the Company in the three and nine months ended September 30, 2026, respectively. Our practice is to invest excess cash, where available, in short-term money market investment instruments and high quality corporate and government bonds.

We began our LEVEL-2 trial in December 2025 and temporarily paused enrollment in October 2026, with patient enrollment expected to resume upon each individual site implementing a recently communicated protocol amendment. Our ability to continue to pursue development of our products beyond fiscal 2028, including completion of this second Phase 3 oral levosimendan trial (LEVEL-2) and LEVEL-SET, an open label extension study, will depend on obtaining additional capital. Our current operating plan is subject to change pending the outcome of our Type C meeting with the FDA. There is no assurance that we will obtain additional capital or that we will otherwise succeed in obtaining any necessary resources.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net cash used in operating activities	$(12,479)	$(9,155)	$(35,938)	$(22,385)
Net cash provided by investing activities	-	-	-	-
Net cash provided by financing activities	8,232	3,062	52,102	26,903

Operating Activities

Net cash used in operating activities was $35.9 million for the nine months ended September 30, 2026, compared to $22.4 million for the nine months ended September 30, 2025. The increase in cash used in operating activities was primarily due to increased expenses as we expanded our clinical trials and increased payroll costs. The increase in payroll costs was primarily driven by the addition of new employees and targeted salary adjustments, reflecting a necessary investment to support our expanded clinical trial activity during the nine months ended September 30, 2026 as compared to the prior year period.

Investing Activities

There was no net cash provided or consumed by investing activities for the nine months ended September 30, 2026 or the nine months ended September 30, 2025.

Financing Activities

Net cash provided by financing activities was $52.1 million for the nine months ended September 30, 2026, compared to $26.9 million for the nine months ended September 30, 2025, an increase of $25.2 million. During the nine months ended September 30, 2026, the Company received proceeds of $52.0 million from the exercise of warrants and pre-funded warrants. During the nine months ended September 30, 2025, the Company received net proceeds of $23.2 million from the sale of common stock and pre-funded warrants in the March 2025 Offering and $3.7 million from the exercise of warrants and pre-funded warrants.

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
•
the extent to which we acquire or invest in businesses, products or technologies; and
•
the costs of litigation.

Based on our working capital at September 30, 2026 and our current operating plan, we believe we have sufficient capital to fund operations through fiscal 2028. Our current operating plan is subject to change pending the outcome of our Type C meeting with the FDA.

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

Based on their evaluation, our President and Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), concluded that our disclosure controls and procedures were effective as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, in that they provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the SEC and is accumulated and communicated to our management, including our President and Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to various lawsuits, claims, and other legal proceedings that arise in the ordinary course of business.

On October 26, 2026, a putative securities class action complaint (the “Complaint”) captioned Katz v. Tenax Therapeutics, Inc., et al., Case No. 1:26-cv-01264, was filed in the United States District Court for the Middle District of North Carolina. The named defendants are the Company and several of its current and former officers. The plaintiff seeks to represent a class of all persons and entities that purchased or otherwise acquired the Company’s securities between November 13, 2023 and August 7, 2026.

The Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. It alleges that the defendants made materially false and misleading statements, or failed to disclose material facts, about the efficacy and the clinical, regulatory and commercial prospects of TNX-103 (oral levosimendan), including statements about the Phase 3 LEVEL trial. The Complaint further alleges that the market price of the Company’s common stock fell after the Company announced, on August 10, 2026, that the LEVEL trial did not meet its primary or key secondary endpoints. The Complaint seeks class certification, unspecified compensatory damages, prejudgment and post-judgment interest, attorneys’ fees, expert fees and costs, such other relief as the court deems just and proper, and demands a jury trial.

The Company intends to defend itself vigorously. The litigation is at an early stage, and the Company cannot predict its outcome or reasonably estimate the possible loss or range of loss, if any.

ITEM 1A. RISK FACTORS

The risks we face have not materially changed from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.

Our Phase 3 LEVEL trial of TNX-103 did not meet its primary endpoint or its key secondary endpoint, which has materially harmed our business.

On August 10, 2026, we announced topline results from LEVEL, the first Phase 3 trial of TNX-103 (oral levosimendan) in patients with PH-HFpEF. LEVEL did not meet its primary endpoint, change from baseline in 6-minute walk distance (6MWD) at Week 12 or its key secondary endpoint, change in Kansas City Cardiomyopathy Questionnaire total symptom score. We had previously disclosed that we expected two adequate and well-controlled Phase 3 trials, LEVEL and LEVEL-2, to support a marketing application. Because LEVEL missed its primary endpoint, it cannot serve as designed as one of two positive, completed trials. TNX-103 is our only product candidate in active clinical development, and we have deprioritized development of imatinib (TNX-201). If LEVEL-2 fails, or if the FDA or other regulators require additional trials beyond LEVEL-2, we may be unable to continue development of TNX-103. In that case we may need to pursue strategic alternatives, including a sale, merger, license or wind-down, and stockholders could lose all or substantially all of their investment.

Our plan to continue development of TNX-103 rests on subgroup and post hoc analyses of LEVEL, which may not be confirmed in LEVEL-2 and which regulators, physicians or investors may not accept.

Our decision to amend and continue LEVEL-2 is based largely on prespecified subgroup and post hoc analyses of LEVEL. Subgroup and post hoc findings from a trial that failed its primary endpoint might not be reproduced in later trials, and might reflect chance, regression to the mean or other statistical artifacts. Additionally, the FDA and other regulators, the medical community and investors may not agree with our interpretation of the LEVEL data. They may also disagree with our view that the result reflects patient selection rather than lack of drug effect, or with our view that hypotheses generated by, and an enrichment strategy resulting from, analysis of LEVEL data reduce risk in LEVEL-2. Restricting enrollment to a narrower population may also slow enrollment, reduce the commercial opportunity for TNX-103 if approved, and result in narrower labeling.

We have paused enrollment in LEVEL-2 while we implement a protocol amendment at each clinical site enrolling patients in LEVEL-2, and the FDA may not agree with such amendment or other aspects of our revised development plan.

As announced on October 8, 2026, we temporarily paused screening and randomization in LEVEL-2 to implement a protocol amendment that restricts enrollment to patients meeting more stringent baseline 6MWD and right atrial volume index criteria. We shared topline LEVEL results with the FDA in August 2026, and have been granted a Type C meeting to discuss the overall development of levosimendan in PH-HFpEF. We cannot predict the outcome of that meeting. The FDA may:

•
disagree with the amended LEVEL-2 design, its enrichment criteria or its primary endpoint;
•
require one or more additional adequate and well-controlled trials beyond LEVEL-2;
•
question whether patients enrolled before the amendment can be included in the primary efficacy analysis; or
•
require a larger or longer-duration safety database.

The enrollment pause, any additional protocol amendments and any further FDA requirements could materially delay LEVEL-2, increase its cost, and extend the time before we submit a marketing application, if ever.

The LEVEL results may make it substantially more difficult to raise additional capital on acceptable terms, and any financing will likely be highly dilutive.

As of September 30, 2026, we had cash and cash equivalents of $113.7 million. We believe this will be sufficient to fund operations through fiscal 2028. This estimate assumes the amended LEVEL-2 design, the current anticipated enrollment timeline of LEVEL-2 and no additional clinical trials beyond LEVEL-2, and it may prove wrong. Following the LEVEL announcement, the market price of our common stock declined by approximately 90%, from $13.44 on August 7, 2026 to $1.38 on August 10, 2026. We may need substantial additional funding to complete LEVEL-2, conduct any additional trials the FDA may require, and prepare and submit any marketing application. Our reduced market capitalization, the LEVEL results and the uncertainty about our regulatory path may limit our access to capital or make financing available only on terms that are highly dilutive or that impose restrictive covenants. If we cannot obtain funding when needed, we may be required to delay, reduce or eliminate LEVEL-2 or our other activities, or to pursue strategic alternatives.

We may become subject to additional securities litigation, derivative lawsuits and related claims arising from the LEVEL results, which could be costly and divert management's attention.

Following our announcement of the LEVEL results, several law firms announced investigations into whether we made false or misleading statements or failed to disclose material information to investors, and a putative securities class action lawsuit has been filed against us and certain of our current and former officers, as described in Part II, Item 1 of this Quarterly Report on Form 10-Q. We may become subject to additional securities class action lawsuits, derivative lawsuits, books-and-records demands under Section 220 of the Delaware General Corporation Law, or regulatory inquiries relating to our prior disclosures about LEVEL, the HELP clinical trial, trial design and our statements about the likelihood of success. Defending such matters could be costly and could divert management's attention. Our directors' and officers' liability insurance may be insufficient to cover losses, and any adverse outcome could harm our financial condition. Insurance costs and retention levels may also increase.

We may be unable to retain key personnel following the LEVEL results.

We depend heavily on a small number of executives and clinical development personnel. The LEVEL results and the decline in our stock price have significantly reduced the value of outstanding equity awards, many of which are now underwater. In addition, certain of our current officers were named as defendants in the pending securities class action, which may place additional demands on their time. This may impair our ability to retain and motivate our employees and to recruit new talent.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three months ended September 30, 2026, the Company made three non-negotiated inducement stock option awards to non-executive individuals newly hired by the Company in various accounting, clinical operations, and product development roles. These unregistered stock option awards were made to new employees on July 1, 2026 as an inducement material to each individual’s acceptance of an offer of employment with us pursuant to the exemption from stockholder approval provided by Nasdaq Listing Rule 5635(c)(4). The employees received, in the aggregate, stock option awards to purchase 160,000 shares of common stock. One quarter of each option award will vest on the first anniversary of issuance with the remainder vesting in 36 approximately equal installments on the monthly anniversaries thereafter. The vesting of each of the awards is subject to such employee’s continued employment with the Company through the applicable vesting date. The exercise price for each option award is the closing price of the Company’s common stock on the date of grant.

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

Date: November 5, 2026

TENAX THERAPEUTICS, INC.

By:	/s/ Christopher T. Giordano
Christopher T. Giordano
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas R. Staab, II
Thomas R. Staab, II
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)